Form 10-Q
period 1995-09-30
MERCURY GENERAL CORP
filed 1995-11-13
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended September 30, 1995            Commission File No. 0-3681


                          MERCURY GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


           California                                 95-221-1612
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

 4484 Wilshire Boulevard, Los Angeles, California             90010
 (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code:
                                 (213) 937-1060

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No_____
                                 -----

  At November 9, 1995, the Registrant had issued and outstanding an aggregate of 27,434,575 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS



                                                               September 30,   December 31,
                                                                   1995           1994
                                                               -------------   ------------
                              ASSETS
Investments:
   Fixed maturities available for sale (amortized cost
    $718,789 in 1995 and $656,782 in 1994)................      $  738,672     $644,297
   Equity securities available for sale (cost $112,462
    in 1995 and $91,726 in 1994)..........................         113,264       84,622
   Short-term cash investments, at cost, which approxi-
    mates market..........................................          25,954       22,695
                                                                ----------     --------
         Total investments................................         877,890      751,614
Cash......................................................           3,080        3,344
Receivables:
   Premiums receivable....................................          58,333       48,741
   Premium notes..........................................          12,069       11,562
   Accrued investment income..............................          14,447       14,642
   Other..................................................           7,144        7,795
                                                                ----------     --------
                                                                    91,993       82,740
Deferred policy acquisition costs.........................          33,717       30,068
Fixed assets, net.........................................          27,988       27,579
Current income taxes......................................           1,030        4,699
Deferred income taxes.....................................              --       10,190
Other assets..............................................           1,339        1,459
                                                                ----------     --------
                                                                $1,037,037     $911,693
                                                                ==========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.......................      $  246,382     $227,499
Unearned premiums.........................................         168,109      148,654
Notes payable.............................................          25,000       25,000
Loss drafts payable.......................................          18,628       17,779
Accounts payable and accrued expenses.....................          26,899       21,925
Deferred income taxes.....................................           3,764           --
Other liabilities.........................................          14,133       13,675
                                                                ----------     --------
         Total liabilities................................         502,915      454,532
                                                                ----------     --------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,431,975 shares in 1995 and 27,415,275 shares in
     1994.................................................          40,627       40,250
   Net unrealized investment gains (losses)...............          13,445      (12,733)
   Unearned ESOP compensation.............................          (3,324)      (4,042)
   Retained earnings......................................         483,374      433,686
                                                                ----------     --------
         Total shareholders' equity.......................         534,122      457,161
                                                                ----------     --------
   Commitments and contingencies..........................      $1,037,037     $911,693
                                                                ==========     ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                       THREE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1995       1994
                                                    --------   ---------
Revenues:
     Earned premiums                                $157,179   $134,022
     Net investment income                            16,105     13,795
     Premium finance fees                                477        508
     Net realized investment gains (losses)              110     (4,076)
     Other                                               377        309
                                                    --------   --------

          Total revenues                             174,248    144,558
                                                    --------   --------

Expenses:
     Losses and loss adjustment expenses             103,589     89,500
     Policy acquisition costs                         32,743     29,123
     Other operating expenses                          5,093      5,206
     Interest                                            518        297
                                                    --------   --------

          Total expenses                             141,943    124,126
                                                    --------   --------

     Income before income taxes                       32,305     20,432

Income taxes                                           7,148      4,160
                                                    --------   --------

     Net income                                     $ 25,157   $ 16,272
                                                    ========   ========

EARNINGS PER SHARE (average shares outstanding
  27,318,890 in 1995 and 27,244,664 in 1994)        $    .92   $    .60
                                                    ========   ========

Dividends declared per share                        $    .20   $   .175
                                                    ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1995       1994
                                                    --------   ---------
Revenues:
     Earned premiums                                $453,587   $388,575
     Net investment income                            46,321     40,590
     Premium finance fees                              1,382      1,473
     Net realized investment gains (losses)              858     (9,407)
     Other                                             1,080        919
                                                    --------   --------

          Total revenues                             503,228    422,150
                                                    --------   --------

Expenses:
     Losses and loss adjustment expenses             307,842    258,529
     Policy acquisition costs                         94,212     82,353
     Other operating expenses                         16,189     16,669
     Interest                                          1,552        704
                                                    --------   --------

          Total expenses                             419,795    358,255
                                                    --------   --------

     Income before income taxes                       83,433     63,895

Income taxes                                          17,369     12,491
                                                    --------   --------

     Net income                                     $ 66,064   $ 51,404
                                                    ========   ========

EARNINGS PER SHARE (average shares outstanding
  27,303,947 in 1995 and 27,279,476 in 1994)        $   2.42   $   1.88
                                                    ========   ========

Dividends declared per share                        $    .60   $   .525
                                                    ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                     1995         1994
                                                                  ----------   ----------
Cash flows from operating activities:
   Net income                                                     $  66,064     $ 51,404
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                      18,883        2,911
      Increase in unearned premiums                                  19,455       16,986
      Increase in premium notes receivable                             (507)      (2,070)
      Increase in premiums receivable                                (9,592)      (9,006)
      Increase in deferred policy acquisition costs                  (3,649)      (3,519)
      Increase in loss drafts payable                                   849        1,245
      Increase (decrease) in accrued income taxes, excluding
        deferred tax on change in unrealized gain                     3,527       (1,854)
      Increase (decrease) in accounts payable and accrued
        expenses                                                      4,974       (4,687)
      Depreciation                                                    2,751        2,515
      Net realized investment (gains) losses                           (858)       9,407
      Bond amortization, net                                             89        1,298
      Other, net                                                      2,218          684
                                                                  ---------     --------
         Net cash provided from operating activities                104,204       65,314

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                  (153,954)    (164,422)
        Sales                                                        41,979       66,377
        Calls or maturities                                          49,601       44,037
      Equity securities available for sale:
        Purchases                                                  (264,849)     (95,534)
        Sales                                                       245,249       92,684
      Decrease (increase) in short-term cash
        investments, net                                             (3,259)       8,191
      Purchase of fixed assets                                       (3,561)      (2,569)
      Sale of fixed assets                                              401          231
                                                                  ---------     --------
         Net cash used in investing activities                    $ (88,393)    $(51,005)





                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                            1995         1994
                                                         ----------   ----------
Cash flows from financing activities:
   Dividends paid to shareholders                         $(16,376)    $(14,330)
   Proceeds from stock options exercised, excluding
    related tax benefit                                        301          257
                                                          --------     --------
         Net cash used in financing activities             (16,075)     (14,073)
                                                          --------     --------

Net increase (decrease) in cash                               (264)         236
Cash:
   Beginning of the year                                     3,344        2,039
                                                          --------     --------
   End of the year                                        $  3,080     $  2,275
                                                          ========     ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                        $  1,492     $    623
   Income taxes paid during the period                    $ 13,798     $ 14,285


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1995 and the results of operations and cash flows for the periods presented have been made.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

     Premiums earned in the first nine months of 1995 increased 16.7% from the corresponding period in 1994. The increase reflects new business (unit growth) and a continuing renewal rate approximating 93%.

     The loss ratio for the nine month period (loss and loss adjustment expenses related to premiums earned) was 67.9%, compared with 66.5% in 1994. The higher loss ratio in 1995 is attributable in part to an increase in weather-related claims associated with heavy rainfall and severe flooding in California in the first quarter. The loss ratio in the third quarter was 65.9%, compared with 66.8% in 1994. Loss experience in both 1995 and 1994 reflects favorable trends in accident frequency and severity, particularly in the bodily injury lines. Recoveries of flood-related catastrophe losses in January under the Company's reinsurance treaty then in effect approximated $2.5 million, which reduced the nine months loss ratio by less than one point.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 24.3%, compared with 25.5% in 1994. The improvement reflects in part economies of scale associated with growth and improved efficiency related to the recently instituted computer linkage with the Company's agents. The lower expense ratio also reflects smaller provisions for agent and management incentive bonuses. A year ago, unusually large bonus awards were related to exceptionally good underwriting results in 1993.

     The combined ratio of losses and expenses (GAAP basis) was 92.2%, compared with 92.0% in 1994, resulting in an underwriting gain for the period of $35.3 million, compared with $31.0 million a year ago.

     Investment income in the first nine month period was $46.3 million, compared with $40.6 million in 1994. The after-tax yield on average investments of $811.7 million (fixed maturities at cost, equities at market) was 6.90%,
compared with 6.84% on average investments of $719.9 million in 1994.   The
increase in realized investment yields reflects in part yield enhancing bond swaps undertaken in a rising rate environment in 1994. It also reflects increased holdings of high yielding perpetual preferred issues and yield-enhancing swaps in that sector. New investments in bonds and perpetual preferred stocks combined are currently being made at after-tax yields averaging approximately 6.30%.

     Realized investment gains (before income taxes) were $858,000 in the first nine months of 1995, compared with realized losses of $9.4 million in 1994.
The gains in 1995 were largely the result of swaps in the perpetual preferred sector of the Company's portfolio. The losses in 1994 were related to the bond swap program noted above.

     The income tax provision in the first nine months of 1995 was $17.4 million, representing an effective tax rate of 20.8%, compared with an effective rate of 19.5% in 1994.

     Net income in the first nine months was $66.1 million, or $2.42 per share, compared with $51.4 million, or $1.88 per share, in 1994. Per share results are based on 27.3 million average shares in both 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first nine months of 1995 was $104.2 million, while funds derived from the sale, call or maturity of investments was $336.8 million, of which approximately 73% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, were increased by $62.0 million, net of sales, during the period. Equity investments, including perpetual preferred stocks, were increased by $20.7 million at cost, net of sales, and short-term cash investments were increased by $3.3 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $89.5 million.

     The market value of investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $831.3 million at September 30, 1995 by $20.7 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $13.4 million at September 30, 1995, compared with an unrealized loss of $12.7 million at December 31, 1994. The increase in market values since December 31, 1994 reflects principally the declining trend of long term interest rates in 1995.

     The Company's cash and short term investments totaled $29.0 million at September 30, 1995. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy, historically, not to invest in high yield or "junk" bonds. Because of alternative minimum tax considerations, and the need to optimize the investment mix in order to maintain a satisfactory after-tax yield, the Company recently adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba/BB without specific board approval. Bond holdings rated below investment grade by both of the leading independent rating firms, Moody's and Standard & Poor's, constituted less than 2% of total bond holdings at September 30, 1995. The average rating and nominal maturity of the $622.5 million bond portfolio (at cost) was A1/A+ and 15.6 years, respectively. The average effective maturity, giving effect to anticipated early call, approximates 7.8 years, and the modified duration of the entire bond portfolio approximates 5.6 years. Tax-exempt issues represent approximately 96.2% of total bond holdings and 70.1% of total investments. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. The Company holds no direct obligations of Orange County, California, which has filed for protection under the bankruptcy laws. The Company does, however, hold over $8.0 million principal amount of bonds issued by entities within Orange County, some of which may be affected by losses arising from participation in the Orange County investment pool. Exclusive of those bonds that have been either insured or pre-refunded with U.S. Treasuries, the Company's total holdings of issues significantly affected by investments in the Orange County pool approximates $2.3 million based on market value at September 30, 1995 ($2.3 million at cost). The Company has reviewed those holdings and believes that it will incur no losses as a result of the Orange County bankruptcy filing. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $718.8 million (at cost) include $96.3 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $113.3 million at market (cost $112.5 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 21.2% of total shareholders' equity.

     As of September 30, 1995, the Company had no commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $462.4 million at September 30, 1995 and net written premiums for the twelve months ended on that date of $618.2 million, the ratio of writings to surplus was approximately 1.3 to 1.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MERCURY GENERAL CORPORATION



               By:              GEORGE JOSEPH
                  ----------------------------------------
                                George Joseph
                    Chairman and Chief Executive Officer



               By:            KEITH L. PARKER
                  -----------------------------------------
                              Keith L. Parker
                         Chief Financial Officer