Form 10-K
period 1995-12-31
MERCURY GENERAL CORP
filed 1996-03-29
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995        Commission File No. 0-3681

                         MERCURY GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

         California                                    95-221-1612
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

4484 Wilshire Boulevard, Los Angeles California          90010
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (213) 937-1060

          Securities registered pursuant to Section 12(b) of the Act

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 22, 1996, was approximately $567,702,856 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 22, 1996, the Registrant had issued and outstanding an aggregate of 27,463,475 shares of its Common Stock.

                     Documents Incorporated by Reference

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 29, 1996 (only portions of which are incorporated by reference).

                                    PART I

Item 1.  Business
         --------

General

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1995 accounted for approximately 98% of the Company's direct premiums written. In 1990, the Company commenced writing small amounts of automobile insurance in Georgia and Illinois. During 1995, private passenger automobile insurance and commercial automobile insurance accounted for 93.1% and 4.5%, respectively, of the Company's direct premiums written. The Company also writes homeowners insurance, commercial and dwelling fire insurance and commercial property insurance. In 1995, the non-automobile lines of insurance accounted for 2.4% of direct premiums written, of which approximately 55% was in commercial lines.

     The Company offers automobile policyholders the following types of coverage: bodily injury liability coverage, including underinsured and uninsured motorist coverage, property damage liability coverage and physical damage coverage, including fire, theft, collision and other hazards specified in the policy. The Company's published maximum limits of liability for bodily injury are $250,000 per person injured, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company's commercial automobile plan. Under the majority of the Company's automobile policies, however, the limits of liability are less than $100,000 per person injured, $300,000 per accident and $50,000 for property damage.

     In 1995, A.M. Best & Co. rated Mercury Casualty Company and Mercury Insurance Company, the Company's chief operating subsidiaries, A+ (Superior). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation).

     The principal executive offices of Mercury General Corporation are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California, in Vernon Hills, Illinois and in Atlanta, Georgia. The Company has approximately 1400 employees.

Organization

     Mercury General Corporation ("Mercury General"), an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty Company ("Mercury Casualty"), Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states.

     Mercury General furnishes management services to its insurance company subsidiaries. Mercury General and its insurance company subsidiaries are referred to as the "Company" unless the context indicates otherwise, and Mercury General Corporation individually is referred to as "Mercury General."

Underwriting

     The Company sets its own automobile insurance premium rates, subject to rating factor regulations issued by the California Department of Insurance
(DOI). Automobile insurance rates on voluntary business in California have been subject to approval by the DOI since November 1989 pursuant to regulations required by an initiative known as Proposition 103, which was passed by California voters in November, 1988. Judicial proceedings and administrative hearings delayed implementation of prior approval proceedings until after July 1990, when the Insurance Commissioner then in office issued initial prior approval regulations and rating factor regulations. The Company submitted a new classification and rating plan in accordance with the new regulations, which the DOI approved for implementation in February of 1991. The Company uses its own extensive data base to establish its classification and rating factor plans. In January 1991, a new, elected Insurance Commissioner rescinded the prior approval regulations of his predecessor. No prior approval regulations are currently in
effect, but the DOI continues to process rate applications.   The regulations
pertaining to the rating factor criteria were left intact and remain in effect as of this date. The present Insurance Commissioner took office in January 1995. After conducting hearings in April 1995 and December 1995, the Commissioner issued proposed rating factor regulations in March 1996. See "Regulation - Automobile Insurance Rating Factor Regulations."

     On February 25, 1994, the DOI approved a revised rating plan and rates for the Company which became effective on May 1, 1994. These rates were designed to improve the Company's competitive position for new insureds and included a modest overall rate reduction. Further rate modifications were approved and made effective on October 15, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Approximately 80% of the Company's new applications for automobile insurance during 1995 were placed in the lowest risk classifications, known as "good drivers" (as defined by the California Insurance Code), while
approximately 20% of new applications were accepted in   higher risk
classifications at increased rate levels. Policies are reclassified at the time of renewal and may be changed to a higher or lower risk classification.

     At December 31, 1995, "good drivers" accounted for approximately 78% of all voluntary private passenger automobile policies in force, while the higher risk categories accounted for 22%. The Company's renewal rate (the rate of acceptance of offers to renew) averages approximately 93%.

Production and Servicing of Business

     The Company sells its policies through 910 independent agents located in California, Georgia and Illinois, of which 780 are located in California. Approximately half of the agents have represented the Company for more than ten
years.   These agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

     One agency produced direct premiums written of approximately 15%, 13% and 12% during 1995, 1994 and 1993, respectively, of the Company's total direct premiums. No other agent accounted for more than 2% of direct premiums written.

     The Company believes that its agents' compensation is higher than the industry average. During 1995 total commissions and bonuses incurred averaged 15.8% of direct premiums written. The Company is not responsible for any of its agents' expenses.

     Traditionally, any advertising done has been handled by the individual agents. During the fourth quarter of 1995, the Company began its first advertising program in major newspapers in Southern California. While the Company plans, coordinates and executes the program, the agents are responsible for the cost of the advertisements. The program has been satisfactory and was expanded to Northern California in early 1996.

Claims

     Claims operations are supervised by the Company's Vice President and Chief Claims Officer. The claims staff administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

Loss and Loss Adjustment Expense Reserves

     The Company maintains reserves for the payment of losses and loss adjustment expenses for both reported and unreported claims. Loss reserves are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claim. The amount of loss reserves and loss adjustment expense reserves for unreported claims are determined on the basis of historical information by line of insurance. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

     Ultimate liability may be greater or lower than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company's actuarial consultant using new information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986 does, however, require the Company to discount loss reserves for Federal income tax purposes.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company's consolidated financial statements for the periods indicated.

                                                                   Year ended December 31,
                                                                 ----------------------------
                                                                   1995      1994      1993
                                                                 --------  --------  --------
                                                                    (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses,  beginning of year..............................      $223,392  $214,525  $239,203
Incurred losses and loss adjustment expenses:
         Provision for insured events of the
           current year....................................       423,264   370,631   323,932
         Decrease in provision for insured events
           of prior years..................................        (6,708)  (10,074)  (34,724)
                                                                 --------  --------  --------
           Total incurred losses and loss adjustment
             expenses......................................       416,556   360,557   289,208
                                                                 --------  --------  --------

Payments:
         Losses and loss adjustment expenses attribu-
           table to insured events of the current
           year............................................       243,294   208,418   178,698
         Losses and loss adjustment expenses attribu-
           table to insured events of prior years..........       145,664   143,272   135,188
                                                                 --------  --------  --------
           Total payments..................................       388,958   351,690   313,886
                                                                 --------  --------  --------

Net reserves for losses and loss adjustment
 expenses at the end of the period.........................       250,990   223,392   214,525
Reinsurance recoverable....................................         2,556     4,107       776
                                                                 --------  --------  --------
Gross liability at end of year.............................      $253,546  $227,499  $215,301
                                                                 ========  ========  ========

     The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (SAP) is as follows:


                                                                           December 31,
                                                                   ---------------------------
                                                                   1995      1994        1993
                                                                   ----      ----        ----
                                                                    (Amounts in thousands)
      Reserves reported on a SAP basis.......................      $250,990  $223,392  $214,525
      Reinsurance recoverable................................         2,556  $  4,107       776
                                                                   --------  --------  --------
      Reserves reported on a GAAP basis......................      $253,546  $227,499  $215,301
                                                                   ========  ========  ========

     The following table represents the development of loss reserves for the period 1986 through 1995. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1995.

     In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


                                                                     As of December 31,
                             -------------------------------------------------------------------------------------------------
                             1986      1987      1988      1989      1990      1991      1992      1993      1994      1995
                                                                 (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment
 expenses.................   $114,158  $178,605  $241,037  $291,408  $301,354  $280,157  $239,203  $214,525  $223,392  $250,990
Paid (cumulative)
 as of:
  One year later..........     78,469   112,099   139,874   167,850   181,781   151,866   135,188   143,272   145,664
  Two years later.........    106,461   147,641   195,453   227,503   238,030   197,640   184,119   187,641
  Three years later.......    117,118   166,477   218,335   249,371   254,884   213,824   197,371
  Four years later........    123,105   175,232   226,384   256,659   261,058   218,067
  Five years later........    125,040   177,328   229,168   259,147   263,011
  Six years later.........    125,661   177,938   229,773   259,781
  Seven years later.......    125,757   178,178   229,815
  Eight years later.......    125,939   178,215
  Nine years later........    126,018

Net reserves re-estimated
 as of:
  One year later..........    124,818   173,325   230,249   269,934   285,212   230,991   204,479   204,451   216,684
  Two years later.........    125,549   175,876   233,607   269,652   265,618   218,404   204,999   207,089
  Three years later.......    126,938   179,157   234,757   259,635   259,624   220,620   203,452
  Four years later........    126,276   180,084   228,909   256,694   264,259   221,118
  Five years later........    126,137   177,591   228,326   260,365   264,127
  Six years later.........    125,479   177,335   230,102   260,402
  Seven years later.......    125,340   178,364   229,998
  Eight years later.......    125,994   178,303
  Nine years later........    126,035
Net Cumulative Redundancy
 (deficiency).............    (11,877)      302    11,039    31,006    37,227    59,039    35,751     7,436     6,708

Gross liability - end of year                                                             240,183    215,30   227,499   253,546
Reinsurance recoverable                                                                      (980)     (776)   (4,107)   (2,556)
                                                                                         --------  --------  --------  --------
Net liability - end of year                                                               239,203   214,525   223,392   250,990
                                                                                         ========  ========  ========  ========
Gross re-estimated liability - latest                                                     206,821   209,427   222,953

Re-estimated recoverable - latest                                                          (3,369)   (2,338)   (6,269)
                                                                                         --------  --------  --------
Net re-estimated liability - latest                                                       203,452   207,089   216,684
                                                                                         ========  ========  ========
Gross cumulative redundancy                                                                38,140     8,998     8,870
                                                                                         ========  ========  ========

     The deficiency in calendar year loss reserves for the year 1986 was experienced during a period of rapidly escalating premium growth for the Company. The Company attributes this change to greater than anticipated inflation in California private passenger automobile claims costs and expenses experienced generally by California insurers during the mid-1980's and, to a lesser extent, to the addition and training of claims adjusters and supervisorial claims personnel to deal with the expanded claims volume resulting from the Company's significant premium growth. These factors stabilized in 1987. For the calendar years 1988 through 1994, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel. Second, during 1988, the California Supreme Court reversed what was known as the "Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position. Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business has declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved. Fourth, a number of factors have combined to produce favorable frequency and severity trends in recent years, and actuarial assumptions based on historical trends have proved to be conservative.

Operating Ratios

  Loss and Expense Ratios
  -----------------------

     Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Company's loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The 1992 ratios exclude the effect of the Proposition 103 settlement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's ratios include lines of insurance other than private passenger automobile. Since these other lines represent only a small percentage of premiums written, the Company believes its ratios can be compared to the industry ratios included in the table.


                                                 Year ended December 31,
                                      ---------------------------------------------
                                        1995      1994     1993     1992     1991
                                      --------  --------  -------  -------  -------
Loss Ratio..........................     67.8%     68.4%    61.3%    60.8%    69.8%
Expense Ratio.......................     24.0      24.6     24.8     24.2     24.2
                                         ----      ----     ----     ----     ----
Combined Ratio......................     91.8%     93.0%    86.1%    85.0%    94.0%
                                         ====      ====     ====     ====     ====
 Industry combined ratio (all
  writers) (1)......................      102.3%(2) 101.3%  101.7%  102.0%  104.7%
Industry combined ratio (excluding
  direct writers) (1)...............       N.A.     102.5%  103.1%  104.9%  107.2%

--------------------

(1) Source: A.M. Best, Aggregates & Averages (1995), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)  Source:  A.M. Best, "Best's Review, January 1996," "Review and Preview."

(N.A.)  Not available.

  Premiums to Surplus Ratio
  -------------------------

     The following table shows, for the periods indicated, the insurance companies' statutory ratios of net premiums written to policyholders' surplus. While there is no statutory requirement applicable to the Company which establishes a permissible net premium writings to surplus ratio, widely recognized guidelines established by the National Association of Insurance Commissioners (NAIC) indicate that this ratio should be no greater than 3 to 1.

                                                    Year ended December 31,
                                       -----------------------------------------------
                                         1994      1993      1992      1991      1995
                                         ----      ----      ----      ----      ----
                                             (Amounts in thousands, except ratios)
Net premiums written (1)...........    $636,590  $550,838  $484,097  $455,685  $467,523
Policyholders' surplus.............    $479,114  $411,898  $314,136  $294,374  $236,140
Ratio..............................    1.3 to 1  1.3 to 1  1.5 to 1  1.6 to 1  2.0 to 1

(1)  The 1992 amounts exclude the effect of the Proposition 103 settlement.

Risk-Based Capital Requirements
-------------------------------

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1995. Each of the companies exceeded the highest level of recommended capital requirements.

Investments and Investment Results

     The investments of the Company are made by the Company's Chief Financial Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains, and does not maintain a trading account. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep its portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to alternative minimum tax liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 72% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was A at December 31, 1995.

     The nominal average maturity of the bond portfolio was 14.0 years at December 31, 1995, but the call-adjusted average maturity of the portfolio is shorter, approximately 7.2 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was
5.8 years at December 31, 1995. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

     Holdings of lower than investment grade bonds constitute less than 2% of total investments. All but $2.7 million of such holdings were downgraded to their current ratings subsequent to purchase. Equity holdings consist primarily of perpetual preferred stocks and relatively high yielding electric utility common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

     The following table summarizes the investment results of the Company for the five years ended December 31, 1995.

                                                      Year ended December 31,
                                             1995      1994      1993      1992      1991
                                             ----      ----      ----      ----      ----
                                                      (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments)(1).......    $827,861  $727,866  $683,874  $649,001  $628,441
Net investment income:
         Before income taxes...........      62,964    54,586    54,121    52,994    53,670
         After income taxes............      57,035    49,787    48,223    46,376    46,005
Average annual return on investments:
         Before income taxes...........         7.6%      7.5%      7.9%      8.2%      8.5%
         After income taxes............         6.9%      6.8%      7.1%      7.2%      7.3%
Net realized investment gains
 (losses) after income taxes...........    $    681  $ (6,485) $  1,954  $  3,415  $    730
Net increase (decrease) in un-
 realized gains on all invest-
 ments after income taxes.........         $ 37,960  $(36,503) $    556  $ (2,501) $ 20,747

 (1) Fixed maturities at cost, equities at market.

    The following table sets forth the composition of the investment portfolio of the Company at the dates indicated.

                                                                    December 31,
                                         -----------------------------------------------------------------
                                               1995                     1994                    1993
                                         ----------------         ----------------        ----------------
                                         Amortized Market         Amortized Market        Amortized Market
                                         Cost       Value         Cost       Value        Cost       Value
                                         ----       -----         ----       -----        ----       -----
                                                                    (Amounts in thousands)
Taxable Bonds...................       $ 21,518    $ 22,539    $ 18,332    $ 18,128    $ 22,590    $ 24,387
Tax-Exempt State and
 Municipal Bonds................        630,811     663,163     529,592     520,748     455,516     483,022
Sinking Fund Preferred
 Stocks.........................         90,080      94,081     108,858     105,421     110,647     117,732
                                       --------    --------    --------    --------    --------    --------
  Total Fixed Maturity
   Investments..................        742,409     779,783     656,782     644,297     588,753     625,141
Equity Investments incl.
 Perpetual Preferred
 Stocks.........................        113,478     114,915      91,726      84,622      85,417      85,598
Short-term Cash Invest-
 ments..........................         28,496      28,496      22,695      22,695      29,741      29,741
                                       --------    --------    --------    --------    --------    --------
Total Investments...............       $884,383    $923,194    $771,203    $751,614    $703,911    $740,480
                                       ========    ========    ========    ========    ========    ========

At December 31, 1995, the Company had a net unrealized gain on all investments of $38,811,000 before income taxes.

Competitive Conditions

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations concerning insurance company operations, the Company in 1995 was the seventh largest writer of private passenger automobile insurance in California. All of the insurance companies having greater shares of the California market sell insurance either directly or through exclusive agents to policyholders, rather than through independent agents.

     The property and casualty insurance industry is highly cyclical, character-ized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company's view, competitive pressures have become more pronounced in the last several years. The current level of profits makes the market attractive for new companies, although some of the small companies who entered the California private passenger automobile market in recent years have already experienced unsatisfactory results.

     Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California Department of Insurance. In the most recent survey conducted in 1995, the Company's rates for most classes of insureds were among the lowest available in most territories throughout the state. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents is a means of competition.

     The current and future competitive climate for private passenger automobile insurance in California remains uncertain. All rates charged by private passenger automobile insurers are subject to the prior approval of the California Insurance Commissioner. Newly proposed revised rating factor regulations have recently been issued but have not yet been approved, and a bill has been introduced in the California legislature which would codify the rating factors currently in effect. See "Underwriting" and "Regulation - Automobile Insurance Rating Factor Regulations."

Reinsurance

     The Company no longer maintains reinsurance for its liability coverages. Effective January 1, 1994, the Company terminated its liability reinsurance coverage with Employers Reinsurance Corporation (ERC) because of rising premiums and underutilization of such coverage. The Company regularly evaluates the need for liability reinsurance.

     The Company maintains property reinsurance under a treaty which was effective April 1, 1995 with National Reinsurance Corporation, which is rated A+ by A.M. Best & Co. The treaty provides $900,000 coverage in excess of $100,000 for each risk subject to a maximum of $2,700,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk subject to a maximum of $2,000,000 for any one occurrence.

     Prior to February 1, 1995, ERC provided catastrophe reinsurance for property and auto physical damage business. Under the treaty, ERC agreed to pay 95% of $9,000,000 in excess of $1,000,000 for any single occurrence and 95% of $18,000,000 for all occurrences in one calendar year. Effective February 1, 1995, the treaty with ERC was amended to provide coverage for 95% of $7,500,000 in excess of $5,000,000 each occurrence subject to an aggregate limit of 95% of $15,000,000 for all occurrences. Effective April 1, 1995 this treaty was replaced with a new catastrophe treaty covering all physical damage and property lines with several reinsurers arranged through E.W. Blanch Company, a reinsurance intermediary. The main reinsurers are rated A or better by A.M. Best. Under the new treaty, the first layer of protection is 95% of $7,500,000 in excess of $10,000,000, for a single occurrence, with a second layer providing 95% of $12,500,000 in excess of $17,500,000.

     If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

     The Company's business in California is subject to regulation and supervision by the DOI, which has broad regulatory, supervisory and administrative powers.

     The powers of the DOI primarily include the prior approval of insurance rates and rating factors; the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitation of insurers' investments; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulation and supervision by the DOI are designed principally for the benefit of policyholders and not for insurance company shareholders. The DOI conducts periodic examinations of the Company's insurance subsidiaries. The DOI recently conducted an examination of the California insurance subsidiaries as of December 31, 1994. The reports on the results of that examination have not yet been issued, but the drafts recently submitted to the Company recommend no adjustments to the statutory financial statements as filed by the Company.

     The Georgia and Illinois insurance subsidiaries are subject to the regulatory powers of the insurance departments of those two states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not for insurance company shareholders. The Georgia DOI recently conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1994. The reports on that audit have not been issued but the auditors have indicated there will be no changes recommended to the statutory financial statements as filed. The DOI of Illinois has just begun an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995.

     In California, insurance rates have required prior approval since November 1989. Georgia is also a prior approval state, while Illinois only requires that rates be filed with the Department of Insurance prior to their use. In each state, the insurance code provides that rates must not be "excessive, inadequate or unfairly discriminatory."

       The operations of the Company are dependent on the laws of the States of California, Georgia and Illinois, and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 1995 and 1994, those contributions amounted to $209,000 and $434,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines are appropriate.

  Insurance Guarantee Association
  -------------------------------

     In 1969, the California Insurance Guarantee Association (the "Association") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 1% of its premiums written in the preceding year. The only assessment imposed during the past five years was an immaterial amount in 1994. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in Illinois and Georgia are subject to the provisions of similar insurance guaranty associations.

  Holding Company Act
  -------------------

     The Company's California subsidiaries are subject to regulation by the DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the DOI may examine the affairs of each company at any time. The Holding Company Act requires disclosure of any material transactions by or among the companies. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the DOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving, in the net aggregate, more than the lesser of 5% of the company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the DOI of any dividend after declaration, but prior to payment.

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval. The insurance subsidiaries in Georgia and Illinois are subject to holding company acts in those states, the provisions of which are substantially similar to those of California.

  Assigned Risks
  --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying to the DOI for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the voluntary market. During the last five years, approximately 1.2% of the direct automobile insurance premium written was for assigned risk business. In 1995, assigned risks represented 0.8% of total automobile direct premiums written and earned. Premium rates for assigned risk business are set by the DOI. In October, 1990 more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the Insurance Code requires that rates established for the Plan be adequate to support the Plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995.

  No-Fault Automobile Insurance Initiative/Legislation
  ----------------------------------------------------

     A proposed No-Fault automobile insurance measure, Proposition 200, has been qualified and is on the ballot to be voted on in California's primary elections on March 26, 1996. Entitled the "Pure No-Fault Insurance Act," the measure would radically change the reparations system for bodily injury, removing most bodily injury claims from the judiciary/tort system. Instead of requiring insurance coverage for injuries caused to others as a result of the insured's negligence or fault, automobile insurers would be required to offer, and all motor vehicle owners would be required to obtain, a Personal Injury Protection Policy (PIP) which would cover the bodily injury losses of all occupants of a vehicle involved in an accident, irrespective of who is at fault for the accident. The present tort system for dealing with property damage liability would not be changed.

     All automobile insurers would be required to offer PIP coverage ranging from a minimum of $50,000 to $1,000,000 for each occupant of the insured vehicle. Insurers, such as the Company, who write over $100 million of automobile insurance premiums in the state of California would be required to offer up to $5.0 million of coverage for each occupant of the insured vehicle. Required benefits would cover all medical and rehabilitation costs, death benefits up to a maximum of $200,000 and lost wage benefits up to a maximum of $2500 per month.

     All vehicle owners would be required to offer proof of insurance annually to the Department of Motor Vehicles in order to register or reregister a vehicle.

     The right to sue to recover damages for bodily injury or death would no longer be allowed, except for accidents caused by drunk drivers or drivers committing a felony. Unlike damages sought and paid under the tort system, where the injured person recovers his losses from the insurer of the at-fault driver and, in addition, is typically compensated for pain and suffering as well, under the "Pure No-Fault" law, the injured person would recover only his actual economic losses, including lost wages, from his own insurer under the PIP coverage and would receive no compensation for pain and suffering. Insurers would, however, be required to offer up to $250,000 of coverage for pain and suffering resulting from a permanent and serious injury.

     While fault would no longer be a factor in determining responsibility for injuries and losses, a determination of fault would still be required to settle property damage claims and to classify drivers for the establishment of appropriate premiums.

     The initiative has received little, if any, support from the insurance industry, and the Company has not supported it. Contrary to the stated expectation of the Proposition's backers that enactment of the measure would reduce losses and, therefore, premium rates, the Company is uncertain that such a reduction in loss costs and rates would materialize. The proposition makes no provision for a reduction in automobile insurance premium rates.

     The opponents have mounted a well-financed media campaign opposing the no-fault proposition. An earlier no-fault proposition was on the California ballot in November 1988 and was defeated. No-fault legislation has been frequently introduced in the California legislature, but all such proposals have met serious opposition and have been defeated.

     If the no-fault initiative passes, and is not nullified by an initiative planned by the trial lawyers to be on the November 1996 general election ballot, it would become effective on July 1, 1997. Passage would require substantial changes in the Company's loss settlement procedures, and the Company cannot predict the effect such changes would have on future loss experience, rates and profitability.

  Automobile Insurance Rating Factor Regulations
  ----------------------------------------------

     Commencing November 8, 1989, Proposition 103 required that property and casualty insurance rates must be approved by the Commissioner prior to their use, and that no rate shall be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified three statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured's driving safety record, (2) the number of miles the insured drives annually, and (3) the number of years of driving experience of the insured. The new law also gave the Commissioner discretion to adopt other factors by regulation that have a substantial relationship to risk of loss. The new statute further provided that insurers are required to give a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver."

     The Company, and most other insurers, historically charged different rates for residents of different geographical areas within California. The rates for urban areas, particularly in Los Angeles, have been generally substantially higher than for suburban and rural areas. The Company's geographical rate differentials have been derived by actuarial analysis of the claims costs in a given area.

     On July 26, 1990, the DOI promulgated interim cost-based rating factor regulations which are still in effect. These regulations include both the three mandatory rating factors and a number of optional rating factors that are applied on a sequentially weighted basis. Pursuant to those regulations, all writers of private passenger automobile insurance, including the Company, were required to submit new rating classification plans in October 1990. In October 1990 the Company filed its new rating plan, which was approved on December 21, 1990.

     The present Commissioner, who took office in January 1995, conducted hearings in April 1995 to consider the appropriate methodology and weighting of the mandated and optional rating factors. In September 1995, he issued for comment newly proposed rating factor regulations which had the effect of tempering certain factors, particularly loss experience by territory, thus narrowing geographical rating differentials. Further hearings were conducted in December 1995. The Company and other insurers submitted comments and testimony at those hearings which, in general, argued that the tempering of the weight given to differences in geographical loss experience would result in rates which would lead to dislocations in the automobile insurance market-place and would be unlawfully discriminatory. On March 7, 1996, the Commissioner issued revised rating factor regulations which are substantially unchanged from those proposed in September 1995. Following a fifteen day comment period, the regulations will be submitted to the Office of Administrative law, and, if approved and formally promulgated, would require the filing by automobile insurers of new rating plans unless legal action is undertaken to restrain their enforcement. The impact of the new regulations, if approved, is not determinable at this time.

     In the meantime, a bill has been introduced in the California legislature which would codify the present cost-based rating factor regulations which have been applied with minimal disruption and dislocation since they were first promulgated in July 1990.

     Under the Company's prior rating plan as well as the new plans approved in 1994 and 1995, the weights applied to the various rating factors conform to present regulations and are cost-based as determined by the mandated sequential regression analysis, and are not artificially "tempered." Since this methodology captures the widely varying loss experience of different areas, urban, suburban and rural, the historically wide geographical rate differentials remain substantially unchanged.

Item 2.  Properties
         ----------

     The home office of the California insurance subsidiaries and the Company's computer facilities are located in Brea, California in an 80,000 sq.ft. office building owned by the Company.

     Since December 1986, Mercury General's executive offices are located in a 40,000 sq. ft. office building owned by Mercury Casualty Company. The Company occupies approximately 95% of the building and leases the remaining office space to others.

     In October 1992, the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies approximately 37% of the facility and leases the remaining office space to others.

     The Company leases most of its other California offices under short-term leases. Office location is not material to the Company's operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.  Legal Proceedings
         -----------------

     The Company is from time to time named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.


                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets certain information concerning the executive officers of the Company as of March 25, 1996:


Name                    Age               Position
----                    ---               --------

George Joseph            74  Chairman of the Board and Chief
                               Executive Officer
Michael D. Curtius       46  President and Chief Operating Officer
Cooper Blanton, Jr.      69  Executive Vice President
Keith L. Parker          68  Vice President and Chief Financial Officer
Bruce E. Norman          47  Vice President in charge of Marketing
Joanna Y. Moore          40  Vice President and Chief Claims Officer
Kenneth G. Kitzmiller    49  Vice President in charge of Underwriting
Donna J. Moore           40  Vice President and Controller
Judy A. Walters          49  Secretary

     Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 40 years experience in all phases of the property and casualty insurance business.

     Mr. Curtius, President and Chief Operating Officer, has been employed by the Company since 1977. In October 1987, Mr. Curtius was named Vice President and Chief Claims Officer, and in August 1991 he was appointed Executive Vice President. He was elected President and Chief Operating Officer of Mercury General and its four California insurance company subsidiaries in May 1995. Mr. Curtius has over 20 years of experience in the insurance industry.

     Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May of 1995 he was named President of the Georgia and Illinois insurance company subsidiaries. Mr. Blanton has over 30 years of experience in underwriting and other aspects of the property and casualty insurance business.

     Mr. Parker, Vice President and Chief Financial Officer, has been employed by the Company or its subsidiaries since 1970 and has held his present position since October 1985. Mr. Parker has over 40 years of investment management experience and has been primarily responsible for management of the Company's investment portfolio since 1972.

     Mr. Norman, Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to this position in October 1985, and has been a Vice President of Mercury Casualty since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977.

     Ms. Joanna Moore, Vice President & Chief Claims Officer, joined the Company in the claims department in March 1981. She was named Vice President of Claims of Mercury General in August 1991 and has held her present position since July 1995.

     Mr. Kitzmiller, Vice President in charge of Underwriting, has been employed
by the Company in the underwriting department since 1972.   In August 1991 he
was appointed Vice President of Underwriting of Mercury General and has supervised the underwriting activities of the Company since early 1996.

     Ms. Donna Moore, Vice President and Controller, joined the Company in June 1983 as its Controller. She was appointed Vice President in October 1985. Ms. Moore has over 15 years of experience in the insurance industry and is a Certified Public Accountant in the state of California.

     Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982.

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related Security Holder
          ---------------------------------------------------------------------
          Matters
          -------

Price Range of Common Stock

     The following table shows the price range per share in each quarter as reported on the Nasdaq National Market. These quotations do not include adjustments for retail mark-ups, mark-downs or commissions.

     1994                                        High      Low
                                                -------  -------
          1st Quarter.........................  $31.500  $26.750
          2nd Quarter.........................  $30.750  $25.500
          3rd Quarter.........................  $30.000  $26.750
          4th Quarter.........................  $30.500  $27.000

     1995                                        High      Low
                                                -------  -------
          1st Quarter.........................  $34.250  $28.250
          2nd Quarter.........................  $35.000  $28.750
          3rd Quarter.........................  $39.000  $31.750
          4th Quarter.........................  $49.750  $37.750

     1996
          1st Quarter (January 1 - March 22)..  $52.000  $41.625

Dividends

     Following the public offering of its Common Stock in November 1985, the Company has paid regular quarterly dividends on its common stock. On February 2, 1996, the Directors declared a $0.24 quarterly dividend ($.96 annually) payable on March 28, 1996 to stockholders of record on March 15, 1996. The dividend rate has been increased twelve times since dividends were initiated in January, 1986, at an annual rate of $0.10, adjusted for the two-for-one stock split in September 1992. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. California law permits a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of ten percent of statutory surplus at the preceding December 31 or net income for the calendar year preceding the date the dividend is paid. Under this test, Mercury Casualty and California Automobile Insurance Company, the direct California insurance subsidiaries of the Company, are entitled to pay dividends to Mercury General during 1996 of up to approximately $50.9 million. See Note 8 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

Shareholders of Record

     The approximate number of holders of record of the Company's Common Stock as of March 1, 1996 was 218. The approximate number of beneficial holders as of March 21, 1996 was 4,618 according to U.S. Stock Transfer Corporation, the Company's transfer agent.

Item 6.   Selected Consolidated Financial Data
          ------------------------------------

                                                        Year ended December 31,
                                           --------------------------------------------------
                                             1995      1994       1993      1992      1991
                                           --------  ---------  --------  --------  ---------
                                             (Amounts in thousands, except per share data)

Income Data:
Premiums earned..........................  $616,326  $529,390   $474,093  $455,508  $473,532
Net investment income....................    62,964    54,586     54,121    52,994    53,670
Premium finance fees.....................     1,840     1,947      1,828     1,438     1,138
Realized investment gains(losses)........     1,048    (9,853)     3,006     5,174     1,106
Other....................................     1,501     1,176        716       168        49
                                           --------  --------   --------  --------  --------

       Total Revenues....................   683,679   577,246    533,764   515,282   529,495
                                           --------  --------   --------  --------  --------

Losses and loss adjustment
  expenses...............................   416,556   360,557    289,208   276,088   328,615
Policy acquisition costs.................   128,743   112,682     99,738    94,672    98,943
Other operating expenses.................    22,017    20,566     18,564    16,688    16,046
Impact of rate refund....................        --        --         --    18,621     2,102
Interest.................................     2,040     1,025        793     1,192     1,577
                                           --------  --------   --------  --------  --------

       Total Expenses....................   569,356   494,830    408,303   407,261   447,283
                                           --------  --------   --------  --------  --------

Income before income taxes...............   114,323    82,416    125,461   108,021    82,212
Income taxes.............................    24,022    16,121     29,252    24,695    16,719
                                           --------  --------   --------  --------  --------
       Net Income........................  $ 90,301  $ 66,295   $ 96,209  $ 83,326  $ 65,493
                                           ========  ========   ========  ========  ========

Per Share Data:
Net income per share.....................  $   3.31  $   2.43   $   3.52  $  3.06   $   2.42
                                           ========  ========   ========  ========  ========
Dividends paid                             $    .80  $    .70   $    .60  $    .50  $    .40
                                           ========  ========   ========  ========  ========

                                                                 December 31,
                                           ------------------------------------------------------
                                              1995        1994       1993       1992       1991
                                           ----------   --------   --------   --------   --------

Balance Sheet Data:
Total investments........................  $  923,194   $751,614   $740,480   $661,672   $640,981
Premiums receivable......................      58,902     48,741     38,227     35,454     37,649
Total assets.............................   1,081,656    911,693    863,962    775,402    765,867
Unpaid losses and loss adjust-
 ment expenses...........................     253,546    227,499    215,301    240,183    280,933
Unearned premiums........................     168,404    148,654    128,828    117,524    117,417
Notes payable............................      25,000     25,000     15,000     15,000     16,500
Deferred income tax liability
  (asset)................................      10,158    (10,190)     8,758        466    (13,969)
Shareholders' equity.....................     565,188    457,161    450,275    353,704    277,209
Book value per share.....................       20.67      16.75      16.44      12.95      10.20

__________________

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview
--------

     The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.

     The Company did business only in the state of California until 1990, when it began operations in Georgia and Illinois. During 1995, approximately 98% of its direct premiums written were in California. Since November 1988, the Company's California insurance operations have been subject to the provisions of Proposition 103, a state-wide initiative passed by the California voters. The provision of Proposition 103 that has the most significant current impact on the Company is a requirement that no rate may be used by a property and casualty insurer in California after November 8, 1989 that has not been approved by the California Insurance Commissioner (the "Commissioner").

     In February 1994, the Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for insureds new to the Company or its agents. Further rate modifications were approved and made effective on October 15, 1995. The 1994 and 1995 rate changes have resulted in a substantial increase in new business being submitted to the Company. Automobile policies in force in California have increased by approximately 87,000 to 391,898 since the new rates were first established, an annual rate of increase of over 18%, compared with an annualized growth rate of 9.1% over the prior eighteen month period. Net premiums written since July 1, 1994 have increased at a compounded rate of 15.6%, compared with average annual premium growth of 3.7% over the preceding five and one-half years following passage of Proposition 103 in 1988.

Results of Operations

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
     ---------------------------------------------------------------------

     Premiums earned in 1995 increased 16.4%, primarily reflecting unit growth. Average premium per policy for the year was substantially unchanged. Net premiums written in 1995 increased 15.6% over a year earlier, continuing a growth trend which began in the second quarter of 1993.

     The loss ratio in 1995 (loss and loss adjustment expenses related to premiums earned) was 67.6%, compared with 68.1% in 1994. In contrast to the previous several years, the 1995 and 1994 loss ratios reflect smaller contributions from favorable loss reserve development from prior periods.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 24.4%, compared with 25.2% in 1994. The improvement reflects both economies related to greater premium volume and smaller provisions for agent and employee incentive bonuses in 1995.

     Total losses and expenses, excluding interest expense of $2.0 million, were $567.4 million, resulting in an underwriting gain for the period of $49.0 million, compared with an underwriting gain of $35.6 million in 1994.

     Investment income in 1995 was $63.0 million, compared with $54.6 million in 1994. The after-tax yield on average investments of $827.9 million (fixed maturities at cost, equities at market) was 6.89%, compared with 6.84% on average investments of $727.9 million in 1994. The effective tax rate on investment income was 9.4% in 1995, compared with 8.8% in 1994. The slightly higher tax rate reflects an increase in the proportion of investment income derived from dividend income on equities, principally perpetual preferred stocks, compared to tax-exempt income. The maintenance of above-average yields during a period of declining interest rates is, in part, the result of the bond restructuring program undertaken in 1994 when bonds acquired in lower interest rate environments were sold with proceeds reinvested at significantly higher rates. The redemption of bonds acquired during higher interest periods has been a negative influence on realized yields which will continue in 1996 and 1997. Bonds matured and called in 1995 totaled $71.0 million, compared with $53.4 million in 1994, and approximately $83.1 million of calls and maturities are expected in 1996. Average yields being obtained during the first quarter of 1996 on new investments are some 50-75 basis points lower than the average 1995 portfolio yield.

     Realized investment gains in 1995 were $1.0 million, compared with realized losses of $9.9 million in 1994. The 1994 losses reflect principally yield-enhancing swaps of both fixed maturities and equity securities, including perpetual preferred stocks, undertaken to recapture capital gains taxes paid in prior years. The 1995 gains arose in part from the early redemption of fixed-maturity investments.

     The income tax provision of $24.0 million in 1995 represented an effective tax rate of 21.0%, compared with an effective rate of 19.6%, in 1994. The increase in the rate is attributable principally to the realization of capital gains in 1995, in contrast to the realization of losses in 1994.

     Net income in 1995 was $90.3 million, or $3.31 per share, compared with $66.3 million, or $2.43 per share, in 1994. Per share results are based on 27.3 million average shares in both years.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
     ---------------------------------------------------------------------

     Premiums earned in 1994 increased 11.7%, reflecting unit growth. Average premium per policy was substantially unchanged by the May 1, 1994 rate revisions. Direct premiums written in the first half of 1994 increased 10.7% over a year earlier, continuing the growth trend which began in the second quarter of 1993. During the last half of 1994, this increase accelerated to 14.1% over the prior year as a result of the May 1, 1994 rate revisions.

     The loss ratio in 1994 was 68.1%, compared with 61.0% in 1993. The higher loss ratio in 1994 reflects a much smaller contribution from favorable loss reserve development from prior periods and a reduction in the estimate of salvage and subrogation recoverable for prior accident years. The major earthquake which struck Southern California on January 17, 1994 resulted in net loss claims, after reinsurance recoveries, of approximately $1.2 million, which added less than 0.25% to the 1994 loss ratio. Earthquake losses were immaterial as the Company writes only a small amount of homeowners' insurance. Approximately one half of the net earthquake losses incurred were related to the Company's principal line, automobile insurance, while the other half was related to the homeowners' line.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 25.2%, compared with 25.0% in 1993.

     Total losses and expenses, excluding interest expense of $1,025,000, were $493.8 million, resulting in an underwriting gain for the period of $35.6 million, compared with an underwriting gain of $66.6 million in 1993.

     Investment income in 1994 was $54.6 million, compared with $54.1 million in 1993. The after-tax yield on average investments of $727.9 million (fixed maturities at cost, equities at market) was 6.84%, compared with 7.05% on average investments of $683.9 million in 1993. The effective tax rate on investment income was 8.8% in 1994, compared with 10.9% in 1993, reflecting an increase in the proportion of tax-exempt interest income. The decline in realized investment yields reflects principally the redemption and maturity of bonds and preferred stocks acquired in higher interest rate environments.

     Realized investment losses in 1994 were $9.9 million, compared with realized gains of $3.0 million in 1993. The losses reflect principally yield-enhancing swaps of both fixed maturities and equity securities, including perpetual preferred stocks. The 1993 gains arose in significant part from the redemption of fixed-maturity investments. The realized capital losses were undertaken to recapture capital gains taxes paid in prior years.

     The income tax provision of $16.1 million in 1994 represented an effective tax rate of 19.6%, compared with an effective rate of 23.3%, in 1993. The decrease in the rate is attributable principally to the decrease in fully taxable underwriting income, and the resulting higher proportion of tax exempt investment income.

     Net income in 1994 was $66.3 million, or $2.43 per share, compared with $96.2 million, or $3.52 per share, in 1993. Per share results are based on 27.3 million average shares in 1994 and 27.4 million average shares in 1993.

     Year Ended December 31, 1993 Compared to Year Ended December 31, 1992
     ---------------------------------------------------------------------

     Premiums earned in 1993 increased 4.1%. The year-to-year increase in the final quarter was 8.4%, following sequential quarterly increases (decreases) of (0.4%), 2.7% and 5.7%. Premiums written in 1993 increased 6.2%, with the quarterly pattern increasing sequentially throughout the year. This improvement largely reflects new business submitted by newly appointed agents who had previously represented other insurers which had withdrawn from the California market. Premium rates were unchanged from a year earlier.

     The loss ratio in 1993 was 61.0%, compared with 60.6% in 1992. The 1992 ratio was computed without adjustment for the impact of the Proposition 103 rate refund provision. The historically low loss ratios in both years reflect, principally, the seasoned characteristics of the Company's existing book of business and the continued favorable loss severity trends in the automobile bodily injury line in California. Reduced exposure to unprofitable assigned risk business contributed to the improvement, as did continued favorable loss reserve development. The more competitive rates which will apply to new business effective on May 1, 1994 are expected to produce an increase in the proportion of new, unseasoned risks insured by the Company. Loss experience on new business is characteristically less favorable than that of seasoned business.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 25.0% in 1993, compared with 24.5% in 1992. The expense ratio has remained at or below 25% in each of the last five years.

     Total losses and expenses, excluding interest expense of $793,000, were $407.5 million, resulting in an underwriting gain for the year of $66.6 million, or 14.0% of premiums earned, compared with an underwriting gain of $68.1 million in 1992, or 14.9% of premiums earned in 1992. The latter result excludes a provision of $18.6 million for rate refunds relating to the Proposition 103 rate rollback mandate. The rollback issue was resolved in May 1992 by a negotiated settlement reached with the California Department of Insurance (DOI). Refunds were completed in August 1992, fully extinguishing the Company's Proposition 103 rollback liability.

     Net investment income in 1993 was $54.1 million, compared with $53.0 million in 1992. Average invested assets in 1993 (fixed maturities at cost/equities at market) were $683.9 million, a year-to-year increase of 5.4%. Reflecting the declining trends in interest rates in 1993, the average pre-tax yield for the period was 7.9% in 1993 and 8.2% in 1992. The effective tax rate on investment income was 10.9% in 1993 and 12.5% in 1992. The year-to-year decrease of approximately 25 basis points in the overall portfolio yield was significantly related to the maturity and call of approximately $134.4 million of relatively high coupon fixed maturity investments acquired in prior higher interest rate environments.

     Realized investment gains were $3.0 million in 1993 and $5.2 million in 1992. The 1993 gains arose in significant part from calls of fixed-maturity investments. Sales of equity securities in 1993, particularly in the fourth quarter, produced losses of $1.7 million, partially offsetting the taxable gains generated by the early call of fixed maturity investments.

     Income before taxes was $125.5 million, compared with $108.0 million in 1992. The provision for final settlement of the Proposition 103 refund obligation in 1992 reduced income before income taxes by $18.6 million.

     The income tax provision in 1993 was $29.3 million, an effective tax rate of 23.3%, compared with a tax provision of $24.7 million, an effective rate of 22.9%, in the corresponding 1992 period. Excluding the impact of the rate refund in 1992, the effective tax rate in 1992 was 24.5%. The effective tax rate is lower than the statutory corporate rate, 35% in 1993 and 34% in 1992, because a substantial part of net investment income is derived from tax-exempt bonds and dividends entitled to the corporate dividend exclusion. Except for the increase in the corporate statutory tax rate to 35% from 34%, effective as of January 1, 1993, the impact of the Omnibus Tax Reconciliation Act of 1993 was insignificant.

     Net income in 1993 was $96.2 million, or $3.52 per share, compared with $83.3 million, or $3.06 per share, in 1992. Per share results are based on 27.4 million average shares in 1993 and 27.2 million shares in 1992. The provision for final settlement of rate refunds in the 1992 period reduced net income by $12.3 million, or $.45 per share.

Liquidity and Capital Resources

     Net cash provided from operating activities in 1995 was $136.6 million, while funds derived from the sale, redemption or maturity of investments was $484.5 million, of which approximately 75% was represented by the sale of equity securities. The amortized cost of fixed-maturity investments increased by $85.6 million during the year. Equity investments, including perpetual preferred stocks, increased by $21.8 million at cost, and short-term cash investments increased by $5.8 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $118.8 million.

     The market value of all investments (fixed-maturities and equity securities) held at market as "Available for Sale" exceeded the amortized cost of $855.9 million at December 31, 1995 by $38.8 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $25.2 million at December 31, 1995 compared with an unrealized loss of $12.7 million at December 31, 1994. The increase in market values since December 31, 1994 reflects principally the substantial decline in intermediate and long term interest rates which occurred during the period.

     The Company's cash and short term investments totaled $31.4 million at December 31, 1995. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of investments.

     Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. In 1995, the Company adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1995 bond holdings rated below investment grade totaled $16.4 million at market (cost $16.0 million), or 1.8% of total investments. All but $2.7 million of such holdings were downgraded to their current ratings subsequent to purchase. The average rating of the $652 million bond portfolio (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call, approximates 7.2 years. The modified duration of the bond portfolio at year-end was 5.8 years, reflecting the heavy weighting of high coupon issues, including housing issues subject to sinking funds and other issues which are pre-refunded or are expected to be called prior to their maturities. Duration measures the length of time it takes to receive all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors

(maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided.

     The Company holds no direct obligations of Orange County, California, which has filed for protection under the bankruptcy laws. The Company does, however, hold $8.8 million principal amount of bonds issued by entities within Orange County, some of which may be affected by losses arising from participation in the Orange County investment pool. Exclusive of those bonds that have been either insured or pre-refunded with U.S. Treasuries, the Company's total holdings of issues affected by investments in the Orange County pool approximates $7.7 million based on market value at December 31, 1995. The Company has reviewed those holdings and believes that it will incur no losses as a result of the Orange County bankruptcy filing.

     Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $742.4 million (at amortized cost) include $90.1 million of sinking fund preferreds, principally utility issues. Included in the sinking fund preferred holdings are two investment grade utility issues which are held in trust and structured as "inverse floaters," dividends on which vary inversely to short term interest rates. The aggregate market value and cost of those holdings was $4.4 million and $4.2 million, respectively, at December 31, 1995. The year-end yield at market on those holdings approximated 8.8%. The only other securities which may be considered derivatives are a small amount of adjustable rate preferred stocks.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $114.9 million at market (cost $113.5 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 20.3% of total shareholders' equity.

     The only significant debt of the Company at December 31, 1995, was a three year revolving credit agreement covering two bank loans totalling $25,000,000 dated December 20, 1994. The proceeds of the loans were used to repay a prior $15,000,000 loan, and to contribute $10,000,000 to the Company's insurance subsidiaries. The agreement renews annually, at which time it may be extended for an additional year to maintain the three year maturity date. The interest cost of the loans is variable and related to LIBOR (London Interbank Rate). Based on the rate effective March 19 through September 16, 1996, the net interest cost of the loans approximates 6.09%. The Company expects that the revolving loans will be renewed and extended to 1998 with no difficulty. The loans may be repaid in whole or in part with no penalty. The source of any repayments are expected to be derived from dividends from the Company's insurance subsidiaries or other external financing.

     In March 1994, the Company's Employee Stock Ownership Plan (the Plan) purchased 161,000 shares of Mercury's common stock in the open market at a price of $29.75 per share. The purchases were funded by a $5.0 million bank loan to the Plan which is guaranteed by the Company. The shares are being allocated to employees over a five year period, with the initial allocation made in December 1994, and the debt is being retired by Company contributions to the Plan over the same time period. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the nominal 6.98% fixed rate of interest on the loan.

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.
The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1995. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

     As of December 31, 1995, the Company had no commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $479.1 million at December 31, 1995, and net written premiums for the twelve months ended on that date of $636.6 million, the ratio of writings to surplus was approximately 1.3 to 1.

Supplementary Data

     Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands except per share data):

                                                             Quarter Ended
                                                 --------------------------------------
                                                 March 31  June 30   Sept. 30  Dec. 31
                                                 --------  --------  --------  --------
1995
----
Earned premiums................................  $144,676  $151,732  $157,179  $162,739
Income before income taxes ....................  $ 22,449  $ 28,679  $ 32,305  $ 30,890
Net income.....................................  $ 18,500  $ 22,407  $ 25,157  $ 24,237
Earnings per share.............................  $    .68  $    .82  $    .92  $    .89
Dividends declared per share...................  $    .20  $    .20  $    .20  $    .20

1994
----
Earned premiums................................  $126,918  $127,635  $134,022  $140,815
Income before income taxes.....................  $ 22,043  $ 21,420  $ 20,432  $ 18,521
Net income.....................................  $ 17,766  $ 17,366  $ 16,272  $ 14,891
Earnings per share.............................  $    .65  $    .64  $    .60  $    .55
Dividends declared per share...................  $   .175  $   .175  $   .175  $   .175


Item 8.   Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Report...........................................    29
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1995 and 1994......    30
     Consolidated Statements of Income for Each of the Years in the
      Three-Year Period Ended December 31, 1995........................    31
     Consolidated Statements of Shareholders' Equity for Each of the
      Years in the Three-Year Period Ended December 31, 1995...........    32
     Consolidated Statements of Cash Flows for Each of the Years in
      the Three-Year Period Ended December 31, 1995....................    33
     Notes to Consolidated Financial Statements........................    35


                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Mercury General Corporation:


          We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                          KPMG PEAT MARWICK LLP


Los Angeles, California
March 22, 1996

                          MERCURY GENERAL CORPORATION

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S


                                                                       1995       1994
                                                                    ----------  --------
Investments:
 Fixed maturities available for sale (amortized cost
  $742,409 in 1995 and $656,782 in 1994)..........................  $  779,783  $644,297
 Equity securities available for sale (cost $113,478 in
  1995 and $91,726 in 1994).......................................     114,915    84,622
 Short-term cash investments, at cost, which approxi-
  mates market....................................................      28,496    22,695
                                                                    ----------  --------
    Total investments.............................................     923,194   751,614
Cash..............................................................       2,872     3,344
Receivables:
 Premiums receivable..............................................      58,902    48,741
 Premium notes....................................................      11,728    11,562
 Accrued investment income........................................      15,870    14,642
 Other............................................................       6,108     7,795
                                                                    ----------  --------
                                                                        92,608    82,740
Deferred policy acquisition costs.................................      33,809    30,068
Fixed assets, net.................................................      27,464    27,579
Current income taxes..............................................          --     4,699
Deferred income taxes.............................................          --    10,190
Other assets......................................................       1,709     1,459
                                                                    ----------  --------
                                                                    $1,081,656  $911,693
                                                                    ==========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses...............................  $  253,546  $227,499
Unearned premiums.................................................     168,404   148,654
Notes payable.....................................................      25,000    25,000
Loss drafts payable...............................................      20,071    17,779
Accounts payable and accrued expenses.............................      25,412    21,925
Current income taxes..............................................         388        --
Deferred income taxes.............................................      10,158        --
Other liabilities.................................................      13,489    13,675
                                                                    ----------  --------
    Total liabilities.............................................     516,468   454,532
                                                                    ----------  --------
Shareholders' equity:
 Common stock without par value or stated value.
  Authorized 30,000,000 shares; issued and outstanding
   27,442,675 shares in 1995 and 27,415,275 in 1994...............      40,895    40,250
 Net unrealized investment gains (losses).........................      25,227   (12,733)
 Unearned ESOP compensation.......................................      (3,084)   (4,042)
 Retained earnings................................................     502,150   433,686
                                                                    ----------  --------
    Total shareholders' equity....................................     565,188   457,161
                                                                    ----------  --------
 Commitments and contingencies....................................  $1,081,656  $911,693
                                                                    ==========  ========

     See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      Three years ended December 31, 1995

             Amounts expressed in thousands, except per share data

                                                              1995      1994     1993
                                                            --------  --------  --------
Revenues:
 Earned premiums..........................................  $616,326  $529,390  $474,093
 Net investment income ...................................    62,964    54,586    54,121
 Premium finance fees.....................................     1,840     1,947     1,828
 Net realized investment gains (losses)(note 2)                1,048    (9,853)    3,006
 Other....................................................     1,501     1,176       716
                                                            --------  --------  --------

  Total revenues..........................................   683,679   577,246   533,764
                                                            --------  --------  --------

Expenses:
 Losses and loss adjustment expenses......................   416,556   360,557   289,208
 Policy acquisition costs ................................   128,743   112,682    99,738
 Other operating expenses.................................    22,017    20,566    18,564
 Interest.................................................     2,040     1,025       793
                                                            --------  --------  --------

  Total expenses..........................................   569,356   494,830   408,303
                                                            --------  --------  --------

 Income before income taxes...............................   114,323    82,416   125,461

Income taxes .............................................    24,022    16,121    29,252
                                                            --------  --------  --------

 Net income...............................................  $ 90,301  $ 66,295  $ 96,209
                                                            ========  ========  ========

Earnings per share .......................................  $   3.31  $   2.43  $   3.52
                                                            ========  ========  ========

     See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three years ended December 31, 1995

                         Amounts expressed in thousands

                                                                                   1995       1994       1993
                                                                                 --------   --------   --------

Common stock, beginning of year................................................  $ 40,250   $ 40,014   $ 39,389
Proceeds of stock options exercised............................................       384        206        436
Tax benefit on sales of incentive stock
 options.......................................................................        74         69        189
Release of common stock by the ESOP............................................       187        (39)        --
                                                                                 --------   --------   --------
Common stock, end of year......................................................    40,895     40,250     40,014
                                                                                 --------   --------   --------

Net unrealized investment gains (losses) on
 securities, beginning of year.................................................   (12,733)    23,770      7,610
Net increase (decrease) in unrealized invest-
 ment gains (losses) on securities.............................................    37,960    (36,503)    16,160
                                                                                 --------   --------   --------
Net unrealized investment gains (losses) on
 securities, end of year.......................................................    25,227    (12,733)    23,770
                                                                                 --------   --------   --------

Unearned ESOP compensation relating to common
 stock purchases by ESOP.......................................................    (4,042)    (5,000)        --
Amortization of unearned ESOP compensation.....................................       958        958         --
                                                                                 --------   --------   --------
Unearned ESOP compensation, end of year........................................    (3,084)    (4,042)        --
                                                                                 --------   --------   --------

Retained earnings, beginning of year...........................................   433,686    386,491    306,705
Net income.....................................................................    90,301     66,295     96,209
Dividends paid to shareholders.................................................   (21,837)   (19,100)   (16,423)
                                                                                 --------   --------   --------
Retained earnings, end of year.................................................   502,150    433,686    386,491
                                                                                 --------   --------   --------

  Total shareholders' equity...................................................  $565,188   $457,161   $450,275
                                                                                 ========   ========   ========


          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1995
                         Amounts expressed in thousands

                                                                1995        1994        1993
                                                             ---------   ---------   ---------
Cash flows from operating activities:
 Net income                                                  $  90,301   $  66,295   $  96,209
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Increase (decrease) in unpaid losses and loss
    adjustment expenses                                         26,047      12,198     (24,882)
   Increase in unearned premiums                                19,750      19,826      11,304
   Increase in premium notes receivable                           (166)     (1,618)       (778)
   Increase in premiums receivable                             (10,161)    (10,514)     (2,773)
   Increase in deferred policy acquisition costs                (3,741)     (4,345)     (2,763)
   Increase (decrease) in loss drafts payable                    2,292       3,018      (3,661)
   Increase (decrease) in accrued income taxes,
    excluding deferred tax on change in unrealized
    gain                                                         4,995      (3,260)     (5,664)
   Increase (decrease) in accounts payable and accrued
    expenses                                                     3,487      (2,698)      5,001
   Depreciation                                                  3,736       3,486       2,661
   Net realized investment (gains) losses                       (1,048)      9,853      (3,006)
   Bond amortization (accretion), net                             (103)      1,466       3,052
   Other, net                                                    1,169      (1,523)     (1,940)
                                                             ---------   ---------   ---------
          Net cash provided from operating activities          136,558      92,184      72,760

Cash flows from investing activities:
   Fixed maturities, at amortized cost:
     Purchases                                                      --          --     (19,201)
     Transfer from fixed maturities available for sale              --          --      (2,238)
     Sales                                                          --          --         740
     Calls or maturities                                            --          --     101,355
     Transfer to fixed maturities, available for sale               --          --     281,937
   Fixed maturities available for sale:
     Purchases                                                (204,360)   (239,193)   (146,233)
     Transfer from fixed maturities, at amortized cost              --          --    (281,937)
     Sales                                                      47,824     111,773      23,664
     Calls or maturities                                        70,954      53,351      37,393
     Transfer to fixed maturities, at amortized cost                --          --       2,238
   Equity securities available for sale:
     Purchases                                                (386,343)   (120,537)   (308,127)
     Sales                                                     365,696     108,949     269,457
   Decrease (increase) in short-term cash investments,
    net                                                         (5,801)      7,046     (12,863)
   Purchase of fixed assets                                     (4,115)     (3,711)     (7,139)
   Sale of fixed assets                                            494         268         434
                                                             ---------   ---------   ---------
          Net cash used in investing activities              $(115,651)  $ (82,054)  $ (60,520)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                1995        1994        1993
                                                             ---------   ---------   ---------
Cash flows from financing activities:
   Additions to notes payable                                $      --   $  25,000   $      --
   Principal payments on notes payable                              --     (15,000)         --
   Dividends paid to shareholders                              (21,837)    (19,100)    (16,423)
   Proceeds from stock options exercised                           458         275         625
                                                             ---------   ---------   ---------
          Net cash used in financing activities                (21,379)     (8,825)    (15,798)
                                                             ---------   ---------   ---------

Net increase (decrease) in cash                                   (472)      1,305      (3,558)
Cash:
   Beginning of the year                                         3,344       2,039       5,597
                                                             ---------   ---------   ---------
   End of the year                                           $   2,872   $   3,344   $   2,039
                                                             =========   =========   =========


          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

(1)  Significant Accounting Policies

  Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois. Collectively, the subsidiaries are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Investments

     The Company adopted Statement of Financial Accounting Standards No.
115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The Company transferred all $281,937,000 of Fixed Maturities, at amortized cost on that date to Fixed Maturities Available for Sale. Fixed maturities available for sale include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Short-term investments are carried at cost, which approximates market. Investments in equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(1)  Significant Accounting Policies (Continued)

     In most cases, the market valuations were drawn from standard trade data sources. In no case were any valuations made by the Company's management. Equity holdings, including non sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price.

     Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under SFAS No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value of notes payable equals their carrying value, which was based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The terms of the notes are discussed in Note 5.

  Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. The liability is stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 1995, 1994 and 1993 were $636,590,000, $550,838,000 and $484,097,000, respectively.

     One agent produced direct premiums written of approximately 15%, 13% and 12% of the Company's total direct premiums written during 1995, 1994 and 1993, respectively.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(1)  Significant Accounting Policies (Continued)

  Premium Notes and Premium Finance Fees

     Premium notes receivable represent the balance due to the Company from policyholders who elect to finance their premiums over the policy term. The Company requires both a downpayment and monthly payments as part of its financing program. Premium finance fees are charged to policyholders who elect to finance premiums. The fees are charged at rates that vary with the amount of premium financed. Premium finance fees are recognized over the term of the premium note based upon the effective yield.

  Deferred Policy Acquisition Costs

     Acquisition costs related to unearned premiums, which consist of commissions, premium taxes and certain other underwriting costs, which vary directly with and are directly related to, the production of business, are deferred and amortized to income ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned.

  Losses and Loss Adjustment Expenses

     The liability for losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period, plus estimates, based upon past experience, of ultimate developed costs which may differ from case estimates and of unreported claims. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

  Depreciation

     Buildings and furniture and equipment are depreciated over 30-year and 5-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(1)  Significant Accounting Policies (Continued)

  Earnings per Share

     Earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding of 27,311,707 for 1995, 27,273,192 for 1994 and 27,361,831 for 1993.

  Income Taxes

     Effective January 1, 1993, the Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The adoption of SFAS No. 109 on January 1, 1993 did not have a material effect on the Company's financial condition or its results of operations. The recoverability of the deferred tax asset is demonstrated by the recoverability of taxes paid in previous years and the availability of tax planning strategies.

  Reinsurance

     In December 1992 the Financial Accounting Standards Board issued SFAS
No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Among other provisions, SFAS No. 113 requires a balance sheet gross up of reinsurance accounts and increases the degree of analysis required to assess risk transfer. SFAS No. 113 was adopted by the Company on January 1, 1993. The impact of the adoption of SFAS No. 113 was not material to the consolidated financial statements.

     In accordance with SFAS No. 113, the liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. The ceded amounts are immaterial and are carried in other assets and other receivables. Earned premiums are stated net of deductions for ceded reinsurance.

     The Insurance Companies, as primary insurers, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(1)  Significant Accounting Policies (Continued)

  Statements of Cash Flows

     Interest paid during 1995, 1994, and 1993 was $1,970,000, $1,001,000, and $791,000 respectively. Income taxes paid were $18,954,000 in 1995, $19,315,000 in 1994, and $34,679,000 in 1993.

  Stock-Based Compensation

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. Presently, management expects to continue use of the accounting methods prescribed by Accounting Principles Board Opinion No. 25 and expand its disclosure of stock-based compensation as permitted by SFAS No. 123. Accordingly, adoption of this pronouncement is not expected to have a material effect on the financial statements of the Company.

(2)  Investments and Investment Income

     A summary of net investment income is shown in the following table:

                                                            Year ended December 31,
                                                            (Amounts in thousands)
                                                         ---------------------------
                                                           1995      1994      1993
                                                         -------   -------   -------
Interest and dividends on fixed maturities.............  $50,099   $46,636   $45,645
Dividends on equity securities.........................   11,855     7,483     8,154
Interest on short-term cash investments................    1,456       894       742
                                                         -------   -------   -------
  Total investment income..............................   63,410    55,013    54,541
Investment expense.....................................      446       427       420
                                                         -------   -------   -------
  Net investment income................................  $62,964   $54,586   $54,121
                                                         =======   =======   =======

     A summary of net realized investment gains (losses) is as follows:

                                                            Year ended December 31,
                                                            (Amounts in thousands)
                                                         ---------------------------
                                                           1995      1994      1993
                                                         -------   -------   -------
Net realized investment gains (losses):
  Fixed maturities.....................................  $   (57)  $(4,574)  $ 4,332
  Equity securities....................................    1,105    (5,279)   (1,326)
                                                         -------   -------   -------
                                                         $ 1,048   $(9,853)  $ 3,006
                                                         =======   =======   =======


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(2)  Investments and Investment Income (Continued)

     Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

                                            Year ended December 31,
                                            (Amounts in thousands)
                                         ----------------------------
                                           1995       1994     1993
                                         -------    -------   -------
Fixed maturities, at amortized cost:
    Gross realized gains...............  $    --    $    --   $    37
    Gross realized losses..............       --         --        --
                                         -------    -------   -------
      Net..............................  $    --    $    --   $    37
                                         =======    =======   =======

Fixed maturities available for sale:
    Gross realized gains...............  $   346    $   718   $   152
    Gross realized losses..............     (822)    (5,633)     (106)
                                         -------    -------   -------
      Net..............................  $  (476)   $(4,915)  $    46
                                         =======    =======   =======

Equity securities available for sale:
    Gross realized gains...............  $ 5,154    $   472   $ 3,382
    Gross realized losses..............   (4,049)    (5,751)   (4,708)
                                         -------    -------   -------
      Net..............................  $ 1,105    $(5,279)  $(1,326)
                                         =======    =======   =======

     A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable income tax expense (benefit), is as follows:

                                                 Year ended December 31,
                                                 (Amounts in thousands)
                                              -----------------------------
                                                1995      1994       1993
                                              -------   --------   --------
Net increase (decrease) in net unrealized
 investment gains (losses):
    Fixed maturities, at amortized cost.....  $    --   $    --    $(23,642)
    Income tax (benefit)....................       --        --      (8,038)
                                              -------   --------   --------
                                              $    --   $    --    $(15,604)
                                              =======   ========   ========

    Fixed maturities available for sale.....  $49,859   $(48,873)  $ 26,627
    Income tax expense (benefit)............   17,451    (17,106)     9,417
                                              -------   --------   --------
                                              $32,408   $(31,767)  $ 17,210
                                              =======   ========   ========

    Equity securities.......................  $ 8,541   $ (7,285)  $ (1,588)
    Income tax expense (benefit)............    2,989     (2,549)      (538)
                                              -------   --------   --------
                                              $ 5,552   $ (4,736)  $ (1,050)
                                              =======   ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(2)  Investments and Investment Income (Continued)

     Accumulated unrealized gains and losses on securities available for sale follows:

                                                            December 31,
                                                      (Amounts in thousands)
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------

Fixed maturities available for sale:
   Unrealized gains.................................  $ 41,326      $ 10,757
   Unrealized losses................................    (3,952)      (23,242)
   Tax effect.......................................   (13,081)        4,370
                                                      --------      --------
                                                        24,293        (8,115)
                                                      --------      --------
Equity securities available for sale:
   Unrealized gains.................................  $  3,135           948
   Unrealized losses................................    (1,698)       (8,052)
   Tax effect.......................................      (503)        2,486
                                                      --------      --------
                                                           934        (4,618)
                                                      --------      --------

 Net unrealized investment gains (losses)...........  $ 25,227      $(12,733)
                                                      ========      ========

The amortized cost and estimated market values of investments in fixed maturities available for sale as of December 31, 1995 are as follows:

                                                               Gross        Gross      Estimated
                                                 Amortized   Unrealized   Unrealized    Market
                                                   Cost        Gains       Losses        Value
                                                 ---------   ----------   ----------   ---------
                                                             (Amounts in thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies....................    $  3,659     $    82      $    3     $  3,738
Obligations of states and political
 subdivisions.................................     630,811      34,197       1,845      663,163
Public utilities..............................      10,177         783           2       10,958
Corporate securities..........................       7,682         242          81        7,843
Redeemable preferred stock....................      90,080       6,022       2,021       94,081
                                                  --------     -------      ------     --------
    Totals....................................    $742,409     $41,326      $3,952     $779,783
                                                  ========     =======      ======     ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(2)  Investments and Investment Income (Continued)

The amortized cost and estimated market values of investments in fixed maturities available for sale as of December 31, 1994 are as follows:

                                                               Gross        Gross      Estimated
                                                 Amortized   Unrealized   Unrealized    Market
                                                   Cost        Gains       Losses        Value
                                                 ---------   ----------   ----------   ---------
                                                             (Amounts in thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies....................    $  3,515     $     5      $   348    $  3,172
Obligations of states and political
 subdivisions.................................     529,592       8,657       17,501     520,748
Public utilities..............................       8,521         164           10       8,675
Corporate securities..........................       6,296          31           46       6,281
Redeemable preferred stock....................     108,858       1,900        5,337     105,421
                                                  --------     -------      -------    --------
    Totals....................................    $656,782     $10,757      $23,242    $644,297
                                                  ========     =======      =======    ========


Traditionally, it has been the Company's policy not to invest in high yield or non-investment grade bonds. In 1995, the Company adopted a policy allowing a small percentage of its investments to be placed in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1995 bond holdings rated below investment grade totaled approximately 1.7% of total investments. All but $2.7 million of such holdings were downgraded subsequent to purchase. The average Standard and Poor's rating of the bond portfolio is A.

The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                             Amortized     Market
                                               Cost         Value
                                             ---------    ---------
                                             (Amounts in thousands)
                                             ----------------------
Fixed maturities available for sale:
  Due in one year or less.................    $ 80,872     $ 83,137
  Due after one year through five years...     154,953      163,235
  Due after five years through ten years..     311,125      323,117
  Due after ten years.....................     195,459      210,294
                                              --------     --------
                                              $742,409     $779,783
                                              ========     ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994
(3)  Fixed Assets

     A summary of fixed assets follows:

                                            December 31,
                                       (Amounts in thousands)
                                       ----------------------
                                         1995          1994
                                       --------      --------
     Land............................  $  6,084      $  6,084
     Buildings.......................    20,432        20,271
     Furniture and equipment.........    18,410        15,943
     Leasehold improvements..........     1,128         1,085
                                       --------      --------
                                         46,054        43,383
     Less accumulated depreciation....  (18,590)      (15,804)
                                       --------      --------
       Net fixed assets............... $ 27,464      $ 27,579
                                       ========      ========



(4)  Deferred Policy Acquisition Costs

     Policy acquisition costs incurred and amortized to income are as follows:

                                                   Years ended December 31,
                                                    (Amounts in thousands)
                                               --------------------------------
                                                 1995         1994       1993
                                               ---------   ---------   --------
Balance, beginning of year...................  $  30,068   $  25,723   $ 22,960
Costs deferred during the year...............    132,484     117,027    102,501
Amortization charged to expense..............   (128,743)   (112,682)   (99,738)
                                               ---------   ---------   --------
Balance, end of year.........................  $  33,809   $  30,068   $ 25,723
                                               =========   =========   ========


(5)  Notes Payable

     Notes payable at December 31, 1995 consists of two unsecured notes payable dated December 20, 1994. The combined principal amount on the notes of $25,000,000 is payable on December 20, 1997. The interest cost of the loans is variable and related to the London Interbank Rate (LIBOR). Based on the rate effective through March 19, 1996, the net interest cost on the loans at December 31, 1995 is 6.4%.

     The terms of the debt agreement include certain affirmative covenants, all of which are met by the Company at December 31, 1995.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(6)  Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return.

     The provision for income tax expense (benefit) consists of the following components:

                                            Year ended December 31,
                                            (Amounts in thousands)
                                          ---------------------------
                                            1995      1994      1993
                                          -------   -------   -------
     Federal
          Current.......................  $24,016   $15,318   $29,669
          Deferred......................      (92)      707      (523)
                                          -------   -------   -------
                                          $23,924   $16,025   $29,146
                                          =======   =======   =======
     State
          Current.......................  $    98   $    96   $   153
          Deferred......................       --        --       (47)
                                          -------   -------   -------
                                          $    98   $    96   $   106
                                          =======   =======   =======
     Total
          Current.......................  $24,114   $15,414   $29,822
          Deferred......................      (92)      707      (570)
                                          -------   -------   -------
     Total..............................  $24,022   $16,121   $29,252
                                          =======   =======   =======


     The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                               Year ended December 31,
                                                               (Amounts in thousands)
                                                           ------------------------------
                                                             1995       1994       1993
                                                           --------   --------   --------
Computed tax expense at 35% .............................  $ 40,013   $ 28,846   $ 43,911
Tax-exempt interest income...............................   (13,718)   (12,216)   (10,436)
Dividends received deduction.............................    (4,936)    (4,253)    (4,751)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after August 7, 1986          2,546      2,220      1,877
Other, net...............................................       117      1,524     (1,349)
                                                           --------   --------   --------
    Income tax expense ..................................  $ 24,022   $ 16,121   $ 29,252
                                                           ========   ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(6)  Income Taxes (Continued)

     The Omnibus Budget Reconciliation Act of 1993 increased the corporate tax rate from 34% to 35% effective January 1, 1993. Under SFAS No. 109, the effects of the higher corporate tax rate are recognized in determining tax on deferred items in the period that includes the date of enactment. The effect of the tax rate change on the deferred liability was not material to the consolidated financial position of the Company.

     The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                               December 31,
                                                          (Amounts in thousands)
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------
Deferred tax assets
     Discounting of loss reserves and salvage
      and subrogation recoverable for tax
      purposes...................................    $  5,030   $  5,030   $  5,631
     Tax benefit on net unrealized loss on
      securities carried at market value.........          --      6,856         --
     Other deferred tax assets...................         638        534        534
                                                     --------   --------   --------
        Total gross deferred tax assets..........       5,668     12,420      6,165
          Less valuation allowance...............          --         --         --
                                                     --------   --------   --------
          Net deferred tax assets................       5,668     12,420      6,165
                                                     --------   --------   --------

Deferred tax liabilities
     Tax liability on net unrealized gain on
      securities carried at market value.........     (13,584)        --    (12,799)
     Tax depreciation in excess of book
      depreciation...............................      (1,184)    (1,192)    (1,149)
     Accretion on bonds..........................        (742)      (574)      (549)
     Other deferred tax liabilities..............        (316)      (464)      (426)
                                                     --------   --------   --------
          Total gross deferred tax liabilities...     (15,826)    (2,230)   (14,923)
                                                     --------   --------   --------
          Net deferred tax assets (liabilities)..    $(10,158)  $ 10,190   $ (8,758)
                                                     ========   ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994


(7)  Reserves for Losses and Loss Adjustment Expenses

     Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

                                                         Year ended December 31,
                                                          (Amounts in thousands)
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------
     Gross reserves for losses and loss
      adjustment expenses at beginning of year.....  $227,499   $215,301   $240,183
        Less reinsurance recoverable...............    (4,107)      (776)      (980)
                                                     --------   --------   --------
     Net reserves, beginning of year...............   223,392    214,525    239,203

     Incurred losses and loss adjustment expenses
      related to:
        Current year...............................   423,264    370,631    323,932
        Prior years................................    (6,708)   (10,074)   (34,724)
                                                     --------   --------   --------
      Total incurred losses and loss adjustment
       expenses....................................   416,556    360,557    289,208
                                                     --------   --------   --------

     Loss and loss adjustment expense payments
      related to:
        Current year...............................   243,294    208,418    178,698
        Prior years................................   145,664    143,272    135,188
                                                     --------   --------   --------
     Total payments................................   388,958    351,690    313,886
                                                     --------   --------   --------

     Net reserves for losses and loss adjustment
      expenses at end of year......................   250,990    223,392    214,525
     Reinsurance recoverable.......................     2,556      4,107        776
                                                     --------   --------   --------
     Gross reserves, end of year...................  $253,546   $227,499   $215,301
                                                     ========   ========   ========


Decreases in incurred losses relating to prior years reflects the favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proved to be conservative.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994


(8)  Dividend Restrictions

     The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domicile states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 1996, Mercury Casualty Company and California Automobile Insurance Company are permitted to pay approximately $50,869,000 in dividends to the Company without the prior approval of the California Commissioner of Insurance.

The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends.

(9)  Statutory Balances and Accounting Practices

     The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1995, there were no material permitted statutory accounting practices utilized by the Insurance Companies. The NAIC is working on a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. When complete, that project will most likely change the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

     The Insurance Companies' statutory net income, as reported to regulatory authorities, was $86,210,000, $62,861,000 and $93,877,000 for the
years ended December 31, 1995, 1994 and 1993, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 1995 and 1994 was $479,114,000 and $411,898,000,
respectively.

     The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1995 according to the formula issued by the NAIC. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1995 and 1994

(10) Commitments and Contingencies

     The Company is obligated under several noncancellable lease agreements providing for office space that expire at various dates through the year 2000. Total rent expense under these lease agreements, all of which are operating leases, was $1,461,000, $1,492,000 and $1,653,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Mercury Casualty Company will receive minimum future rentals on various noncancellable operating leases on a building purchased in Brea in October 1992. The annual rental commitments, expressed in thousands, are as follows:

                               Rent       Rent
          Year                Expense    Income
          ----                -------   --------
          1996..............  $1,401    $(1,016)
          1997..............  $  828    $  (830)
          1998..............  $  735    $  (488)
          1999..............  $  538    $   (35)
          2000..............  $  129    $    --
          Thereafter........  $   --    $    --


     The Company and its subsidiaries are defendants in various lawsuits generally incidental to their business. In most of these actions, plaintiffs assert claims for exemplary and punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. Management does not expect the ultimate disposition of these lawsuits to have a material effect on the Company's consolidated operations or financial position.

(11) Profit Sharing Plan

     The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,000,000, $1,000,000 and $2,000,000 for the plan years ended December 31, 1995, 1994 and 1993.

     The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $773,000, $762,000 and $593,000 for the plan years ended December 31, 1995, 1994 and 1993.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

                           December 31, 1995 and 1994

(11) Profit Sharing Plan (Continued)

     Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP, which was $4,000,000 and $5,000,000 at December 31, 1995 and 1994, respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $1,145,000 and $919,000 in 1995 and 1994, respectively. The ESOP shares as of December 31 were as follows:


                                           1995        1994
                                        ----------  ----------
  Allocated shares                          32,200          --
  Shares committed-to-be released           32,200      32,200
  Unreleased shares                         96,600     128,800
                                        ----------  ----------
  Total ESOP shares                        161,000     161,000
                                        ==========  ==========
  Market value of unreleased shares at
   December 31,                         $4,613,000  $3,703,000
                                        ==========  ==========


(12) Common Stock

     The Company adopted a stock option plan in October 1985 (the "1985
Plan") under which 2,700,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

                           December 31, 1995 and 1994

(12) Common Stock (Continued)

     In May 1995 the Company adopted The 1995 Equity Participation Plan
(the "1995 Plan") which succeeds the Company's 1985 Plan. Under the 1995 Plan, 2,700,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under the 1994 and 1995 Plans. The options granted during 1995 become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant.

     Activity pursuant to the plans, was as follows:


                                             Total      Exercisable
                                             Shares       Shares     Option Price
                                           ----------  ------------  -------------
Outstanding December 31, 1992............    220,200       188,200    $5.00 - 8.00
                                                           =======
  Granted in 1993........................    115,000                        30.125
  Exercised in 1993......................    (70,460)                  5.00 - 8.00
                                             -------                  ------------
Outstanding December 31, 1993............    264,740       135,940    $5.00-30.125
                                                           =======
  Granted in 1994........................      4,000                         27.00
  Exercised in 1994......................    (27,815)                  5.00 - 8.00
  Cancelled or expired in 1994...........     (3,000)                       30.125
                                             -------                  ------------
Outstanding December 31, 1994............    237,925       142,725    $5.00-30.125
                                                           =======
  Granted in 1995........................    155,000                  30.00-31.875
  Exercised in 1995......................    (27,600)                  5.00-30.125
                                             -------                  ------------
Outstanding December 31, 1995............    365,325       141,725    $6.75-31.875
                                             =======       =======    ============


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the directors, officers and certain other employees of the registrant, and persons who own more than ten percent of a registered class of the registrant's equity securities, ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the registrant.
          Due dates for these reports have been established and the registrant is required to disclose any failure to file by these dates during 1995. To the registrant's knowledge, all of these requirements were satisfied.

Item 11.  Executive Compensation
          ----------------------

Item 12.  Security ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information regarding executive officers of the Company is included in Part
I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 29, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 1995 are contained herein as listed in the Index to Consolidated Financial Statements on page 28.

     2.  Financial Statement Schedules:

                                     Title
                                     -----

     Auditors' Report on Financial Statement Schedules
     Schedule I -- Summary of Investments -- Other than Investments in Related Parties
     Schedule II -- Condensed Financial Information of Registrant

     Schedule IV -- Reinsurance

     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits:

          3.1**     Articles of Incorporation of the Company, as amended to
                    date.
          3.2       By-laws of the Company, as amended to date.
          4.1*      Shareholders' Agreement dated as of October 7, 1985 among
                    the Company, George Joseph and Gloria Joseph.
          10.1*     Form of Agency Contract.
          10.2#     Management Agreement, as amended, effective July 1, 1992,
                    among the Company, Mercury Casualty Company, Mercury
                    Insurance Company and California Automobile Insurance
                    Company.
          10.3##    Profit Sharing Plan, as Amended and Restated as of March 11,
                    1994.
          10.4##    ESOP Feature Trust Agreement between the Company and Wells
                    Fargo Bank, N.A., as Trustee, effective March 1, 1994.
          10.5##    ESOP Loan Agreement between Union Bank and Wells Fargo Bank,
                    N.A., as Trustee, of the Mercury General Corporation ESOP
                    Feature Trust dated as of March 11, 1994.
          10.6##    Continuing Guaranty, dated as of March 11, 1994, executed by
                    Mercury General Corporation in favor of Union Bank.
          10.7**    Amendment 1994-I to the Mercury General Corporation Profit
                    Sharing Plan.
          10.8**    Amendment 1994-II to the Mercury General Corporation Profit
                    Sharing Plan.
          10.9**    Revolving Credit Agreement by and among Mercury General
                    Corporation, the Lenders Party Hereto and The Bank of New
                    York, as Agent.
          10.10**   Property Per Risk Excess of Loss Reinsurance Agreement
                    between National Reinsurance Corporation and Mercury
                    Casualty Company, effective April 1, 1995.
          10.11**   Endorsement No. 1 to the Property Per Risk Excess of Loss
                    Agreement effective April 1, 1995.
          10.12     Endorsement No. 2 to the Property Per Risk Excess of Loss
                    Agreement effective April 1, 1995.
          10.13     Endorsement No. 3 to the Property Per Risk Excess of Loss
                    Agreement effective April 1, 1995.
          10.14     Management Agreement effective January 1, 1995 between the
                    Company and Mercury Insurance Company of Illinois.
          10.15     Management Agreement effective January 1, 1995 between the
                    Company and Mercury Indemnity Company of Illinois.
          10.16     Management Agreement effective January 1, 1995 between the
                    Company and Mercury Insurance Company of Georgia.

          10.17     Management Agreement effective January 1, 1995 between the
                    Company and Mercury Indemnity Company of Georgia.
          10.18     Draft, Second and Third Excess Property Catastrophe
                    Reinsurance Contract Effective April 1, 1995 issued to
                    Mercury Casualty Company, Mercury Insurance Company,
                    California Automobile Insurance Company and California
                    General Underwriters Insurance Company, Inc.
          10.19@    The 1995 Equity Participation Plan.
          21.1##    Subsidiaries of the Company.
          23.1      Accountants' Consent.
          27.1      Financial Data Schedule
          28.1      Consolidated Schedule P of the Annual Statement provided to
          ----
                    state insurance regulatory authorities for the year ended
                    December 31, 1995.

* This document was filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

# This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by this reference.

## This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

** This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

@ This document was filed as an exhibit to Registrant's Form S-8 filed on March 8, 1996 and is incorporated herein by this reference.

     (b)  Reports on Form 8-K:
          None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCURY GENERAL CORPORATION



                                        By           GEORGE JOSEPH
                                          -------------------------------------
                                                     George Joseph
                                              Chief Executive Officer and
                                                 Chairman of the Board

March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                      Date
       ---------                         -----                      ----

                                Chief Executive Officer
                                          and
                                 Chairman of the Board
      GEORGE JOSEPH          (Principal Executive Officer)      March 22, 1996
--------------------------
      George Joseph


                                Chief Financial Officer
      KEITH L. PARKER        (Principal Financial Officer)      March 22, 1996
--------------------------
      Keith L. Parker


                             Vice President and Controller
      DONNA J. MOORE         (Principal Accounting Officer)     March 22, 1996
--------------------------
      Donna J. Moore


      NATHAN BESSIN                     Director                March 22, 1996
--------------------------
      Nathan Bessin


      BRUCE A. BUNNER                   Director                March 22, 1996
--------------------------
      Bruce A. Bunner


      RICHARD E. GRAYSON                Director                March 22, 1996
--------------------------
      Richard E. Grayson

       Signature                         Title                      Date
       ---------                         -----                      ----

      GLORIA JOSEPH                     Director                March 22, 1996
--------------------------
      Gloria Joseph


      CHARLES MCCLUNG                   Director                March 22, 1996
---------------------------
      Charles McClung


      DONALD P. NEWELL                  Director                March 22, 1996
---------------------------
      Donald P. Newell


      DONALD R. SPUEHLER                Director                March 22, 1996
---------------------------
      Donald R. Spuehler

AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Mercury General Corporation:


     Under date of March 22, 1996, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                 KPMG PEAT MARWICK LLP



Los Angeles, California
March 22, 1996

                                                                      SCHEDULE I

                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1995

                              Amounts in Thousands


                                                                                  Amount at
                                                                                 which shown
                                                                                   in the
Type of Investment                                            Cost     Value    balance sheet
------------------                                          --------  --------  -------------
Fixed maturities available for sale
         Bonds:
           U.S. Government................................  $  3,659  $  3,738     $  3,738
           States, Municipalities.........................   630,811   663,163      663,163
           Public utilities...............................    10,177    10,958       10,958
           All other corporate bonds......................     7,682     7,843        7,843
         Redeemable preferred stock.......................    90,080    94,081       94,081
                                                            --------  --------     --------
           Total fixed maturities available for
            sale..........................................   742,409   779,783      779,783
                                                            --------  --------     --------

Equity securities:
         Common stocks:
           Public utilities...............................    18,787    19,714       19,714
           Banks, trust and insurance companies...........       535       469          469
           Industrial, Miscellaneous and
            all other.....................................     1,133     1,524        1,524
         Nonredeemable preferred stocks...................    93,023    93,208       93,208
                                                            --------  --------     --------

           Total equity securities available for
            sale..........................................   113,478   114,915      114,915
                                                            --------  --------     --------
Short-term investments....................................    28,496                 28,496
                                                            --------               --------

           Total investments..............................  $884,383               $923,194
                                                            ========               ========


                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1994

                              Amounts in Thousands


                                                                                  Amount at
                                                                                 which shown
                                                                                   in the
Type of Investment                                            Cost     Value    balance sheet
------------------                                          --------  --------  -------------
Fixed maturities available for sale
         Bonds:
           U.S. Government................................  $  3,515  $  3,172     $  3,172
           States, Municipalities.........................   529,592   520,748      520,748
           Public utilities...............................     8,521     8,675        8,675
           All other corporate bonds......................     6,296     6,281        6,281
         Redeemable preferred stock.......................   108,858   105,421      105,421
                                                            --------  --------     --------

           Total fixed maturities available for
            sale..........................................   656,782   644,297      644,297
                                                            --------  --------     --------

Equity securities:
         Common stocks:
           Public utilities...............................    16,890    15,577       15,577
           Banks, trust and insurance companies...........       535       431          431
           Industrial, Miscellaneous and
            all other.....................................     1,038     1,197        1,197
         Nonredeemable preferred stocks...................    73,263    67,417       67,417
                                                            --------  --------     --------

           Total equity securities available for
            sale..........................................    91,726    84,622       84,622
                                                            --------  --------     --------

Short-term investments....................................    22,695                 22,695
                                                            --------               --------

           Total investments..............................  $771,203               $751,614
                                                            ========               ========


                                                                     SCHEDULE II

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 1995 and 1994

                              Amounts in thousands

                                     ASSETS

                                                                              1995      1994
                                                                            --------  --------
Investments:
      Fixed maturities available for sale (amortized
       cost $3,771 in 1995 and $3,456 in 1994)............................  $  3,770  $  3,377
      Equity securities, available for sale (cost
       $12,943 in 1995 and $12,126 in 1994)...............................    12,841    11,297
      Short-term cash investments.........................................     4,746     2,038
      Investment in subsidiaries..........................................   574,224   470,746
                                                                            --------  --------
           Total investments..............................................   595,581   487,458

Amounts due from affiliates...............................................     3,834     4,795
Income taxes..............................................................     2,615     1,637
Other assets..............................................................     2,110     1,905
                                                                            --------  --------
                                                                            $604,140  $495,795
                                                                            ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable.............................................................  $ 25,000  $ 25,000
Accounts payable and accrued expenses.....................................     8,611     7,433
Other liabilities.........................................................     5,341     6,201
                                                                            --------  --------
     Total liabilities....................................................    38,952    38,634
                                                                            --------  --------

Shareholders' equity:
     Common stock.........................................................    40,895    40,250
     Net unrealized investment gains (losses).............................    25,227   (12,733)
     Unearned ESOP compensation...........................................    (3,084)   (4,042)
     Retained earnings....................................................   502,150   433,686
                                                                            --------  --------
           Total shareholders' equity.....................................   565,188   457,161
                                                                            --------  --------
                                                                            $604,140  $495,795
                                                                            ========  ========


                  See notes to condensed financial information

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                      Three years ended December 31, 1995

                              Amounts in thousands

                                                                           1995      1994     1993
                                                                         --------  --------  -------
Revenues:
  Net investment income...............................................   $  1,824  $  1,389  $ 1,300
  Management fee income from subsidiaries.............................    101,823   101,858   87,376
  Other...............................................................         27      (704)     107
                                                                         --------  --------  -------

     Total revenues...................................................    103,674   102,543   88,783
                                                                         --------  --------  -------

Expenses:
  Loss adjustment expenses............................................     68,048    68,771   59,851
  Policy acquisition costs............................................     17,087    17,953   15,174
  Other operating expenses............................................     16,627    15,544   12,832
  Interest............................................................      2,040     1,025      793
                                                                         --------  --------  -------

     Total expenses...................................................    103,802   103,293   88,650
                                                                         --------  --------  -------

  Income (loss) before income taxes and equity
   in net income of subsidiaries......................................       (128)     (750)     133

Income tax benefit....................................................       (386)     (506)    (350)
                                                                         --------  --------  -------

  Income (loss) before equity in net income
   of subsidiaries....................................................        258      (244)     483

Equity in net income of subsidiaries..................................     90,043    66,539   95,726
                                                                         --------  --------  -------
     Net income.......................................................   $ 90,301  $ 66,295  $96,209
                                                                         ========  ========  =======


                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                      Three Years ended December 31, 1995

                              Amounts in thousands

                                                                           1995      1994      1993
                                                                         --------  --------  --------
Cash flows from operating activities:
  Net cash provided from operating activities.........................   $ 25,526  $ 20,367  $ 24,039

Cash flows from investing activities:
  Capital contribution to subsidiaries................................       (500)  (10,000)   (6,000)
  Fixed maturities, at amortized cost:
    Calls or maturities...............................................         --        --        44
    Transfer to fixed maturities, at market...........................         --        --     3,113
  Fixed maturities, at market:
    Transfer from fixed maturities, at amortized
     cost.............................................................         --        --    (3,113)
    Purchases.........................................................     (1,051)     (547)
    Sales.............................................................        335        --        --
    Calls or maturities...............................................        349     2,632     2,243
  Equity securities:
    Purchases.........................................................    (49,390)  (20,105)  (25,219)
    Sales.............................................................     48,675    16,461    21,376
  Increase in short term cash investments, net........................     (2,708)     (365)   (1,490)
  Other, net..........................................................         --        31       259
                                                                         --------  --------  --------
         Net cash used in investing activities........................     (4,290)  (11,893)   (8,787)

Cash flows from financing activities:
  Additions to notes payable..........................................         --    25,000        --
  Principal payments on notes payable.................................         --   (15,000)       --
  Dividends paid to shareholders......................................    (21,837)  (19,100)  (16,423)
  Stock options exercised.............................................        458       275       625
                                                                         --------  --------  --------
         Net cash used in financing activities........................    (21,379)   (8,825)  (15,798)

Net decrease in cash..................................................       (143)     (351)     (546)
Cash:
  Beginning of the year...............................................     (1,197)     (846)     (300)
                                                                         --------  --------  --------
  End of the year.....................................................   $ (1,340) $ (1,197) $   (846)
                                                                         ========  ========  ========


                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                           December 31, 1995 and 1994

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Management Fee Income

     Under a management agreement, the Company performs management services for its subsidiaries which include all underwriting and claims servicing functions. The Company is compensated by monthly reimbursement of expenses paid.

Dividends Received From Subsidiaries

     Dividends of $24,500,000, $20,000,000, and $26,700,000 were received by the
Company from its wholly-owned subsidiaries in 1995, 1994 and 1993, respectively and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

     At December 31, 1995 and 1994, the Company had cash overdrafts of $1,340,000 and $1,197,000, respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                          MERCURY GENERAL CORPORATION

                                  REINSURANCE

                      Three years ended December 31, 1995

                              Amounts in thousands



                                              Ceded to
                                     Gross      other               Net
                                     amount   companies  Assumed   amount
                                    --------  ---------  -------  --------
Property and Liability insurance
     1995.........................  $619,404   $3,444     $366    $616,326
     1994.........................  $530,224   $1,321     $487    $529,390
     1993.........................  $477,737   $4,229     $585    $474,093


                                 EXHIBIT INDEX

3.1**     Articles of Incorporation of the Company, as amended to date.
3.2       By-laws of the Company, as amended to date.
4.1* Shareholders' Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.
10.1*     Form of Agency Contract.
10.2# Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company and California Automobile Insurance Company.
10.3##    Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
10.4## ESOP Feature Trust Agreement between the Company and Wells Fargo Bank, N.A., as Trustee, effective March 1, 1994.
10.5## ESOP Loan Agreement between Union Bank and Wells Fargo Bank, N.A., as Trustee, of the Mercury General Corporation ESOP Feature Trust dated as of March 11, 1994.
10.6## Continuing Guaranty, dated as of March 11, 1994, executed by Mercury General Corporation in favor of Union Bank.
10.7**    Amendment 1994-I to the Mercury General Corporation Profit Sharing
          Plan.
10.8**    Amendment 1994-II to the Mercury General Corporation Profit Sharing
          Plan.
10.9** Revolving Credit Agreement by and among Mercury General Corporation, the Lenders Party Hereto and The Bank of New York, as Agent.
10.10** Property Per Risk Excess of Loss Reinsurance Agreement between National Reinsurance Corporation and Mercury Casualty Company, effective April 1, 1995.
10.11** Endorsement No. 1 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
10.12 Endorsement No. 2 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
10.13 Endorsement No. 3 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
10.14 Management Agreement effective January 1, 1995 between the Company and Mercury Insurance Company of Illinois.
10.15 Management Agreement effective January 1, 1995 between the Company and Mercury Indemnity Company of Illinois.
10.16 Management Agreement effective January 1, 1995 between the Company and Mercury Insurance Company of Georgia.
10.17 Management Agreement effective January 1, 1995 between the Company and Mercury Indemnity Company of Georgia.
10.18 Draft, Second and Third Excess Property Catastrophe Reinsurance Contract Effective April 1, 1995 issued to Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters, Inc.
10.19@    The 1995 Equity Participation Plan.
21.1##    Subsidiaries of the Company.
23.1      Accountants' Consent.
27.1      Financial Data Schedule.
28.1      Consolidated Schedule P of the Annual Statement provided to state
----
          insurance regulatory authorities for the year ended December 31, 1995.

* This document was filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

# This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by this reference.

## This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

** This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

@ This document was filed as an exhibit to Registrant's Form S-8 filed on March 8, 1996 and is incorporated herein by this reference.

     (b)  Reports on Form 8-K:
          None