Form 10-Q
period 1996-03-31
MERCURY GENERAL CORP
filed 1996-05-15
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended March 31, 1996            Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

  At May 13, 1996, the Registrant had issued and outstanding an aggregate of 27,475,675 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                             March 31,    December 31,
                                                                1996          1995
                                                             ----------   ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $764,585 in 1996 and $742,409 in 1995)................   $  780,693     $  779,783
   Equity securities available for sale (cost $119,481
    in 1996 and $113,478 in 1995).........................      117,686        114,915
   Short-term cash investments, at cost, which approxi-
    mates market..........................................       41,318         28,496
                                                             ----------     ----------
         Total investments................................      939,697        923,194
Cash......................................................        4,062          2,872
Receivables:
   Premiums receivable....................................       63,097         58,902
   Premium notes..........................................       11,519         11,728
   Accrued investment income..............................       14,781         15,870
   Other..................................................        5,302          6,108
                                                             ----------     ----------
                                                                 94,699         92,608
Deferred policy acquisition costs.........................       35,455         33,809
Fixed assets, net.........................................       28,184         27,464
Other assets..............................................        1,309          1,709
                                                             ----------     ----------
                                                             $1,103,406     $1,081,656
                                                             ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................   $  261,804    $  253,546
Unearned premiums..........................................      178,550       168,404
Notes payable..............................................       25,000        25,000
Loss drafts payable........................................       22,464        20,071
Accounts payable and accrued expenses......................       27,782        25,412
Current income taxes.......................................        5,650           388
Deferred income taxes......................................        1,179        10,158
Other liabilities..........................................       15,527        13,489
                                                              ----------    ----------
         Total liabilities.................................      537,956       516,468
                                                              ----------    ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,466,475 shares in 1996 and 27,442,675 shares in
     1995..................................................       41,405        40,895
   Net unrealized investment gains.........................        9,303        25,227
   Unearned ESOP compensation..............................       (2,750)       (3,084)
   Retained earnings.......................................      517,492       502,150
                                                              ----------    ----------
         Total shareholders' equity........................      565,450       565,188
                                                              ----------    ----------
   Commitments and contingencies...........................
                                                              $1,103,406    $1,081,656
                                                              ==========    ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1996       1995
                                                    --------   --------

Revenues:
     Earned premiums                                 169,563    144,676
     Net investment income                            16,437     14,880
     Premium finance fees                                446        456
     Net realized investment gains                       203        602
     Other                                               351        325
                                                    --------   --------

       Total revenues                                187,000    160,939
                                                    --------   --------

Expenses:
     Losses and loss adjustment expenses             117,418    102,617
     Policy acquisition costs                         35,833     30,119
     Other operating expenses                          5,858      5,237
     Interest                                            471        517
                                                    --------   --------

       Total expenses                                159,580    138,490
                                                    --------   --------

     Income before income taxes                       27,420     22,449

Income taxes                                           5,510      3,949
                                                    --------   --------

     Net income                                     $ 21,910   $ 18,500
                                                    ========   ========

EARNINGS PER SHARE (average shares outstanding
  27,359,034 in 1996 and 27,291,744 in 1995)            $.80       $.68
                                                    ========   ========

Dividends declared per share                            $.24       $.20
                                                    ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                   1996        1995
                                                                ----------   ---------
Cash flows from operating activities:
   Net income                                                   $  21,910    $ 18,500
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss
       adjustment expenses                                          8,258       1,075
      Increase in unearned premiums                                10,146       8,548
      Decrease in premium notes receivable                            209          27
      Increase in premiums receivable                              (4,195)     (4,474)
      Increase in deferred policy acquisition costs                (1,646)     (1,777)
      Increase in loss drafts payable                               2,393       2,463
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                             4,857       3,928
      Increase in accounts payable and accrued expenses             2,370       1,524
      Depreciation                                                    881         622
      Net realized investment gains                                  (203)       (602)
      Bond amortization (accretion), net                             (165)        137
      Other, net                                                    4,705      (1,234)
                                                                ---------    --------
         Net cash provided from operating activities               49,520      28,737

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                 (58,288)    (50,130)
        Sales                                                       9,132      20,058
        Calls or maturities                                        27,526      14,894
      Equity securities available for sale:

        Purchases                                                (104,735)    (63,780)
        Sales                                                      98,554      54,715
      Decrease (increase) in short-term cash
        investments, net                                          (12,822)      3,483
      Purchase of fixed assets                                     (1,638)     (1,204)
      Sale of fixed assets                                             37         324
                                                                ---------    --------
           Net cash used in investing activities                $ (42,234)   $(21,640)




                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                          1996      1995
                                                        --------   -------
Cash flows from financing activities:
   Dividends paid to shareholders                       $(6,568)   $(5,483)
   Proceeds from stock options exercised                    472         61
                                                        -------    -------
         Net cash used in financing activities           (6,096)    (5,422)
                                                        -------    -------

Net increase in cash                                      1,190      1,675
Cash:
   Beginning of the year                                  2,872      3,344
                                                        -------    -------
   End of the year                                      $ 4,062    $ 5,019
                                                        =======    =======

Supplemental disclosures of cash flow information:
   Interest paid during the period                      $   533    $   512
   Income taxes paid during the period                  $   550    $    20


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 1996 and the results of operations and cash flows for the periods presented have been made.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

     Premiums earned in the first quarter of 1996 increased 17.2% from the corresponding period in 1995. The increase reflects new business, aided by a print advertising program instituted in December 1995, and a continuing renewal rate approximating 93%.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 69.2%, compared with 70.9% in 1995. The higher loss ratio in 1995 reflects in large part an increase in weather-related claims associated with heavy rainfall and severe flooding in California.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 24.6%, virtually unchanged from 24.5% in 1995.

     The combined ratio of losses and expenses (GAAP basis) was 93.8%, compared with 95.4% in 1995, resulting in an underwriting gain for the period of $10.5 million, compared with $6.7 million a year ago.

     Investment income in the quarter was $16.4 million, compared with $14.9 million in the 1995 first quarter. The after-tax yield on average investments of $910.3 million (fixed maturities at cost, equities at market) was 6.52%, compared with 6.93% on average investments of $781.7 million in the 1995 first quarter. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments, larger balances in lower yielding money market investments and a lower effective yield from equities. New investments in bonds and equities combined are currently being made at after-tax yields ranging from approximately 6.25% - 6.50%.

     Realized investment gains were $203,000 in the 1996 first quarter, compared with realized gains of $602,000 in 1995. The gains in both years were in part the result of income enhancing swaps of preferred stocks and the redemption of higher coupon bonds at a premium.

     The income tax provision in the first quarter of $5.5 million represented an effective tax rate of 20.1%, compared with an effective rate of 17.6% in the 1995 first quarter.

     Net income in the quarter of $21.9 million, or $.80 per share, compares with $18.5 million, or $.68 per share, in 1995. Per share results are based on
27.4 million average shares in 1996 and 27.3 million shares in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     Net cash provided from operating activities during the first quarter of 1996 was $49.5 million, while funds derived from the sale, call or maturity of investments was $135.2 million, of which approximately 73% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, were increased by $22.2 million during the period. Equity investments, including perpetual preferred stocks, were increased by $6.0 million at cost, and short-term cash investments were increased by $12.8 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $32.5 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $884.1 million at March 31, 1996 by $14.3 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $9.3 million at March 31, 1996 compared with an unrealized gain of $25.2 million at December 31, 1995. The decrease in market values since December 31, 1995 reflects principally the increase in interest rates which occurred during the period.

     The Company's cash and short term investments totaled $45.4 million at March 31, 1996. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 2.3% of total bond holdings at March 31, 1996 were rated below investment grade. The average rating of the $677.5 million bond portfolio (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call, approximates 8.3 years. The modified duration of the bond portfolio approximates 7.0 years. Holdings are heavily weighted with relatively high coupon issues which are expected to be called prior to their maturity. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. The Company holds no direct obligations of Orange County, California, which has filed for protection under the bankruptcy laws. The Company does, however, hold $8.8 million principal amount of bonds issued by entities within Orange County, some of which may be affected by losses arising from participation in the Orange County investment pool. Exclusive of those bonds that have been either insured or pre-refunded with U.S. Treasuries, the Company's total holdings of issues affected by investments in the Orange County pool approximates $7.5 million based on market value at March 31, 1996. The Company has reviewed those holdings and believes that it will incur no losses as a result of the Orange County bankruptcy filing. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $764.6 million (at cost) include $87.0 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $117.7 million at market (cost $119.5 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 20.8% of total shareholders' equity.

     As of March 31, 1996, the Company had no commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $488.3 million at March 31, 1996 and net written premiums for the twelve months ended on that date of $663.1 million, the ratio of writings to surplus was approximately 1.4 to 1.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MERCURY GENERAL CORPORATION



               By:              George Joseph
                  ------------------------------------------
                                George Joseph
                     Chairman and Chief Executive Officer



               By:              Keith L. Parker
                  ------------------------------------------
                                Keith L. Parker
                            Chief Financial Officer