Form 10-Q/A
period 1995-06-30
MERCURY GENERAL CORP
filed 1996-05-29
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10Q/A

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended June 30, 1995            Commission File No. 0-3681


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

At August 11, 1995, the Registrant had issued and outstanding an aggregate of 27,425,975 shares of its Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 31, 1995.

(c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

     1.   Election of Directors
          ----------------------

                           Votes         Votes Cast   Votes                    Broker
Nominee for Directors      Cast For      Against      Withheld  Abstentions  Non-Votes
- ---------------------      ----------    ----------   --------  -----------  ----------
George Joseph              22,588,565                 18,904

Charles E. McClung         22,588,172                 19,297

Donald P. Newell           22,588,622                 18,847

Donald R. Spuehler         22,588,422                 19,047

Richard E. Grayson         22,587,210                 20,259

Nathan Bessin              22,586,922                 20,547

Gloria Joseph              22,587,610                 19,859

Bruce A. Bunner            22,587,222                 19,047

     2.   Approval of the 1995 Stock Option Plan of Mercury General Corporation
          ---------------------------------------------------------------------

                           Votes         Votes Cast   Votes                    Broker
                           Cast For      Against      Withheld  Abstentions  Non-Votes
                           ----------    ----------   --------  -----------  ----------
                            8,167.6820                           120.5360

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCURY GENERAL CORPORATION



                                    By:          GEORGE JOSEPH
                                       ------------------------------------
                                                 George Joseph
                                       Chairman and Chief Executive Officer



                                    By:          KEITH L. PARKER
                                       ------------------------------------
                                                 Keith L. Parker
                                             Chief Financial Officer