Form 10-Q
period 1996-06-30
MERCURY GENERAL CORP
filed 1996-08-14
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended June 30, 1996            Commission File No. 0-3681


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

  At August 12, 1996, the Registrant had issued and outstanding an aggregate of 27,488,575 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                              June 30,    December 31,
                                                                1996          1995
                                                             ----------   ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $786,718 in 1996 and $742,409 in 1995)................   $  797,714     $  779,783
   Equity securities available for sale (cost $127,296
    in 1996 and $113,478 in 1995).........................      124,732        114,915
   Short-term cash investments, at cost, which approxi-
    mates market..........................................       34,976         28,496
                                                             ----------     ----------
         Total investments................................      957,422        923,194
Cash......................................................        4,296          2,872
Receivables:
   Premiums receivable....................................       66,554         58,902
   Premium notes..........................................       11,959         11,728
   Accrued investment income..............................       16,705         15,870
   Other..................................................        5,194          6,108
                                                             ----------     ----------
                                                                100,412         92,608
Deferred policy acquisition costs.........................       37,062         33,809
Fixed assets, net.........................................       28,354         27,464
Deferred income taxes.....................................        1,198             --
Other assets..............................................        1,014          1,709
                                                             ----------     ----------
                                                             $1,129,758     $1,081,656
                                                             ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................  $  267,372     $  253,546
Unearned premiums..........................................     188,325        168,404
Notes payable..............................................      25,000         25,000
Loss drafts payable........................................      21,745         20,071
Accounts payable and accrued expenses......................      27,721         25,412
Current income taxes.......................................       1,910            388
Deferred income taxes......................................          --         10,158
Other liabilities..........................................      15,491         13,489
                                                               --------     ----------
         Total liabilities.................................     547,564        516,468
                                                               --------     ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,478,675 shares in 1996 and 27,442,675 shares in
     1995..................................................      41,709         40,895
   Net unrealized investment gains.........................       5,481         25,227
   Unearned ESOP compensation..............................      (2,500)        (3,084)
   Retained earnings.......................................     537,504        502,150
                                                               --------     ----------
         Total shareholders' equity........................     582,194        565,188
                                                               --------     ----------
   Commitments and contingencies...........................  $1,129,758     $1,081,656
                                                             ==========     ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1996        1995
                                                    ---------   --------
Revenues:
     Earned premiums                                $181,254    $151,732
     Net investment income                            17,443      15,336
     Premium finance fees                                453         449
     Net realized investment gains (losses)           (1,275)        146
     Other                                               324         378
                                                    --------    --------

     Total revenues                                  198,199     168,041
                                                    --------    --------

Expenses:
     Losses and loss adjustment expenses             119,497     101,636
     Policy acquisition costs                         38,586      31,350
     Other operating expenses                          5,493       5,859
     Interest                                            438         517
                                                    --------    --------

     Total expenses                                  164,014     139,362
                                                    --------    --------

     Income before income taxes                       34,185      28,679

Income taxes                                           7,602       6,272
                                                    --------    --------

     Net income                                     $ 26,583    $ 22,407
                                                    ========    ========

EARNINGS PER SHARE (average shares outstanding
  27,388,979 in 1996 and 27,300,909 in 1995)        $    .97    $    .82
                                                    ========    ========

Dividends declared per share                        $    .24    $    .20
                                                    ========    ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1996        1995
                                                    ---------   --------
Revenues:
     Earned premiums                                $350,817    $296,408
     Net investment income                            33,880      30,216
     Premium finance fees                                899         905
     Net realized investment gains (losses)           (1,072)        748
     Other                                               675         703
                                                    --------    --------

     Total revenues                                  385,199     328,980
                                                    --------    --------

Expenses:
     Losses and loss adjustment expenses             236,915     204,253
     Policy acquisition costs                         74,419      61,469
     Other operating expenses                         11,351      11,096
     Interest                                            909       1,034
                                                    --------    --------

     Total expenses                                  323,594     277,852
                                                    --------    --------

     Income before income taxes                       61,605      51,128

Income taxes                                          13,112      10,221
                                                    --------    --------

     Net income                                     $ 48,493    $ 40,907
                                                    ========    ========

EARNINGS PER SHARE (average shares outstanding
  27,374,006 in 1996 and 27,296,352 in 1995)        $   1.77    $   1.50
                                                    ========    ========

Dividends declared per share                        $    .48    $    .40
                                                    ========    ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                             1996        1995
                                                                             ----        ----
Cash flows from operating activities:
   Net income                                                             $  48,493    $  40,907
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                              13,826        9,553
      Increase in unearned premiums                                          19,921       12,446
      Increase in premium notes receivable                                     (231)        (411)
      Increase in premiums receivable                                        (7,652)      (4,776)
      Increase in deferred policy acquisition costs                          (3,253)      (2,192)
      Increase in loss drafts payable                                         1,674          568
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                                         799        3,874
      Increase in accounts payable and accrued expenses                       2,309        1,088
      Depreciation                                                            1,855        1,770
      Net realized investment (gains) losses                                  1,072         (748)
      Bond amortization (accretion), net                                       (427)         152
      Other, net                                                              3,501          550
                                                                          ---------    ---------
         Net cash provided from operating activities                         81,887       62,781

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                          (103,277)     (88,836)
        Sales                                                                17,985       39,125
        Calls or maturities                                                  42,034       23,376
      Equity securities available for sale:
        Purchases                                                          (195,063)    (162,330)
        Sales                                                               179,549      145,509
      Increase in short-term cash investments, net                           (6,480)      (8,080)
      Purchase of fixed assets                                               (2,829)      (2,884)
      Sale of fixed assets                                                       84          216
                                                                          ---------    ---------
         Net cash used in investing activities                            $ (67,997)   $ (53,904)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                          1996        1995
                                                        ---------   ---------
Cash flows from financing activities:
   Dividends paid to shareholders                       $(13,139)   $(10,915)
   Proceeds from stock options exercised, net of
    related tax benefit                                      673          91
                                                        --------    --------
         Net cash used in financing activities           (12,466)    (10,824)
                                                        --------    --------
Net increase (decrease) in cash                            1,424      (1,947)
Cash:
   Beginning of the year                                   2,872       3,344
                                                        --------    --------
   End of the year                                      $  4,296    $  1,397
                                                        ========    ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                      $    926    $    963
   Income taxes paid during the period                  $ 12,195    $  6,335


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1996 and the results of operations and cash flows for the periods presented have been made.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

     Premiums earned in the first half of 1996 increased 18.4% from the corresponding period in 1995. The increase reflects new business, aided by a print advertising program instituted in December 1995, and a continuing renewal rate approximating 93%.

     The loss ratio in the first half (loss and loss adjustment expenses related to premiums earned) was 67.5%, compared with 68.9% in 1995. Weather-related claims associated with heavy rainfall and severe flooding in California adversely affected loss experience in 1995.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 24.5%, unchanged from 1995.

     The combined ratio of losses and expenses (GAAP basis) was 92.0%, compared with 93.4% in 1995, resulting in an underwriting gain for the period of $28.1 million, compared with $19.6 million a year ago.

     Investment income in the first half was $33.9 million, compared with $30.2 million in 1995. The after-tax yield on average investments of $922.6 million (fixed maturities at cost, equities at market) was 6.65%, compared with 6.90% on average investments of $794.7 million in 1995. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments, larger balances in lower yielding money market investments and a lower effective yield from equities. New investments in bonds and equities combined are currently being made at after-tax yields ranging from approximately 6.00% - 6.20%.

     Realized investment losses before income taxes were $1,072,000 in the 1996 first half, compared with realized gains of $748,000 in 1995. The 1996 losses reflect income enhancing swaps of fixed income securities, preferred stocks and bonds. The gains in 1995 were in part the result of preferred stock swaps and the redemption of higher coupon bonds at a premium.

     The income tax provision in the first half of $13.1 million represented an effective tax rate of 21.3%, compared with an effective rate of 20.0% in the 1995 first half.

     Net income for the period of $48.5 million, or $1.77 per share, compares with $40.9 million, or $1.50 per share, in 1995. Per share results are based on
27.4 million average shares in 1996 and 27.3 million shares in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     Net cash provided from operating activities during the first half of 1996 was $81.9 million, while funds derived from the sale, call or maturity of investments was $239.6 million, of which approximately 75% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, were increased by $44.3 million during the period. Equity investments, including perpetual preferred stocks, were increased by $13.8 million at cost, and short-term cash investments were increased by $6.5 million. Proceeds from fixed-maturities available for sale which were sold or called during the period was $55.2 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $949.0 million at June 30, 1996 by $8.4 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $5.5 million at June 30, 1996 compared with an unrealized gain of $25.2 million at December 31, 1995. The decrease in market values since December 31, 1995 reflects principally the increase in interest rates which occurred during the period.

     The Company's cash and short term investments totaled $39.3 million at June 30, 1996. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 2.3% of total bond holdings at June 30, 1996 were rated below investment grade. The average rating of the $703.6 million bond portfolio (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call, approximates 7.8 years. The modified duration of the bond portfolio approximates 7.0 years. Holdings are heavily weighted with relatively high coupon issues which are expected to be called prior to their maturity. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $786.7 million (at cost) include $83.0 million of sinking fund preferreds, principally utility issues.

     Equity holdings of $124.7 million at market (cost $127.3 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 21.4% of total shareholders' equity.

     In June 1996, the Company announced that it had signed a non-binding letter of intent to purchase for cash the American Fidelity Insurance Company (AFI), an independent agency insurer headquartered in Oklahoma City, Oklahoma. AFI had written premium volume of $90 million in 1995, of which approximately 47% was in the automobile lines. AFI writes most of its business in Oklahoma, Kansas and Texas, but it is licensed in more than thirty other states. The purchase price will be 100% of the net shareholders' equity of AFI and its subsidiaries at the time of the closing of the transaction (now estimated to be early October 1996), determined in accordance with generally accepted accounting principles (GAAP). Consummation of the transaction is subject to the satisfaction of a number of conditions, including regulatory approval of a number of states. AFI's published statutory surplus (equity) at December 31, 1995 was approximately $35.0 million. A definitive agreement is expected to be signed in the near future. Mercury plans to fund the purchase with borrowings under an enlarged revolving credit loan facility.

     The only significant debt of the Company at June 30, 1996 was a three year revolving credit agreement covering two bank loans totaling $25,000,000. The loan agreement renews annually, at which time it may be extended for an additional year to maintain the three year maturity. The interest rate on the loans is variable and related to LIBOR (London Interbank Rate). Based on the rate effective March 19, 1996 through September 16, 1996, the net interest cost of the loans approximate 6.09%. The loan facility is expected to be enlarged to $75 million on substantially the same terms on or before the expected closing of the planned purchase of AFI, with takedowns under the facility expected to be sufficient to fund the purchase price.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     As of June 30, 1996, the Company had no other significant commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $505.1 million at June 30, 1996 and net written premiums for the twelve months ended on that date of $698.2 million, the ratio of writings to surplus was approximately 1.4 to 1.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 29, 1996.

    (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

    1.   Election of Directors
         ---------------------


                             Votes           Votes Cast       Votes                       Broker
Nominee for Directors       Cast For          Against         Withheld    Abstentions    Non-Votes
- - ---------------------       --------         ----------       --------    -----------    ---------
George Joseph              21,224,721                          12,749
Charles E. McClung         21,224,846                          12,624
Gloria Joseph              21,223,629                          13,841
Donald R. Spuehler         21,224,843                          12,627
Richard E. Grayson         21,223,875                          13,595
Donald P. Newell           21,224,847                          12,623
Bruce A. Bunner            21,224,675                          12,795
Nathan Bessin              21,224,611                          12,859
Michael D. Curtius         21,224,879                          12,591

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) The following exhibits are included herewith:

         27  Financial Data Schedule

     (b) Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MERCURY GENERAL CORPORATION



               By:  /s/ GEORGE JOSEPH
                  ------------------------------------------
                                George Joseph
                     Chairman and Chief Executive Officer



               By: /s/  KEITH L. PARKER
                  ------------------------------------------
                              Keith L. Parker
                           Chief Financial Officer