Form 10-Q
period 1996-09-30
MERCURY GENERAL CORP
filed 1996-11-13
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended September 30, 1996       Commission File No. 0-3681


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

  At November 11, 1996, the Registrant had issued and outstanding an aggregate of 27,496,075 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                                                  September 30,      December 31,
                                                                                      1996              1995
                                                                                  ------------       ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $824,392 in 1996 and $742,409 in 1995).....................................   $  846,880         $  779,783
   Equity securities available for sale (cost $131,273
    in 1996 and $113,478 in 1995)..............................................      127,592            114,915
   Short-term cash investments, at cost, which approxi-
    mates market...............................................................       42,972             28,496
                                                                                  ----------         ----------
         Total investments.....................................................    1,017,444            923,194
Cash...........................................................................        3,103              2,872
Receivables:
   Premiums receivable.........................................................       73,676             58,902
   Premium notes...............................................................       12,109             11,728
   Accrued investment income...................................................       15,404             15,870
   Other.......................................................................        6,190              6,108
                                                                                  ----------         ----------
                                                                                     107,379             92,608
Deferred policy acquisition costs..............................................       39,441             33,809
Fixed assets, net..............................................................       29,153             27,464
Other assets...................................................................        1,094              1,709
                                                                                  ----------         ----------
                                                                                  $1,197,614         $1,081,656
                                                                                  ==========         ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses............................................   $  279,033         $  253,546
Unearned premiums..............................................................      201,354            168,404
Notes payable..................................................................       25,000             25,000
Loss drafts payable............................................................       23,518             20,071
Accounts payable and accrued expenses..........................................       34,331             25,412
Current income taxes...........................................................        2,160                388
Deferred income taxes..........................................................        2,732             10,158
Other liabilities..............................................................       17,575             13,489
                                                                                  ----------         ----------
         Total liabilities.....................................................      585,703            516,468
                                                                                  ----------         ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,490,075 shares in 1996 and 27,442,675 shares in
     1995......................................................................       42,012             40,895
   Net unrealized investment gains.............................................       12,225             25,227
   Unearned ESOP compensation..................................................       (2,250)            (3,084)
   Retained earnings...........................................................      559,924            502,150
                                                                                  ----------         ----------
         Total shareholders' equity............................................      611,911            565,188
                                                                                  ----------         ----------
   Commitments and contingencies...............................................   $1,197,614         $1,081,656
                                                                                  ==========         ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                        THREE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1996           1995
                                                    --------       --------

Revenues:
     Earned premiums                                $193,299       $157,179
     Net investment income                            17,340         16,105
     Premium finance fees                                464            477
     Net realized investment gains                        72            110
     Other                                               306            377
                                                    --------       --------

          Total revenues                             211,481        174,248
                                                    --------       --------

Expenses:
     Losses and loss adjustment expenses             126,797        103,589
     Policy acquisition costs                         40,322         32,743
     Other operating expenses                          5,838          5,093
     Interest                                            444            518
                                                    --------       --------

          Total expenses                             173,401        141,943
                                                    --------       --------

     Income before income taxes                       38,080         32,305

Income taxes                                           9,085          7,148
                                                    --------       --------

     Net income                                     $ 28,995       $ 25,157
                                                    ========       ========

EARNINGS PER SHARE (average shares outstanding
  27,410,699 in 1996 and 27,318,890 in 1995)        $   1.06       $    .92
                                                    ========       ========

Dividends declared per share                        $    .24       $    .20
                                                    ========       ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1996        1995
                                                    --------    --------

Revenues:
     Earned premiums                                $544,116    $453,587
     Net investment income                            51,220      46,321
     Premium finance fees                              1,363       1,382
     Net realized investment gains (losses)           (1,000)        858
     Other                                               981       1,080
                                                    --------    --------

          Total revenues                             596,680     503,228
                                                    --------    --------

Expenses:
     Losses and loss adjustment expenses             363,712     307,842
     Policy acquisition costs                        114,741      94,212
     Other operating expenses                         17,189      16,189
     Interest                                          1,353       1,552
                                                    --------    --------

          Total expenses                             496,995     419,795
                                                    --------    --------

     Income before income taxes                       99,685      83,433

Income taxes                                          22,197      17,369
                                                    --------    --------

     Net income                                     $ 77,488    $ 66,064
                                                    ========    ========

EARNINGS PER SHARE (average shares outstanding
  27,386,326 in 1996 and 27,303,947 in 1995)        $   2.83    $   2.42
                                                    ========    ========

Dividends declared per share                        $    .72    $    .60
                                                    ========    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                   1996         1995
                                                                ----------   ----------
Cash flows from operating activities:
   Net income                                                   $  77,488     $ 66,064
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                    25,487       18,883
      Increase in unearned premiums                                32,950       19,455
      Increase in premium notes receivable                           (381)        (507)
      Increase in premiums receivable                             (14,774)      (9,592)
      Increase in deferred policy acquisition costs                (5,632)      (3,649)
      Increase in loss drafts payable                               3,447          849
      Increase in accrued income taxes, excluding
       deferred tax on change in unrealized gain                    1,348        3,527
      Increase in accounts payable and accrued expenses             8,919        4,974
      Depreciation                                                  2,878        2,751
      Net realized investment (gains) losses                        1,000         (858)
      Bond amortization (accretion), net                             (705)          89
      Other, net                                                    6,169        2,218
                                                                ---------     --------
             Net cash provided from operating activities          138,194      104,204

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                (174,419)    (153,954)
        Sales                                                      19,855       41,979
        Calls or maturities                                        74,709       49,601
      Equity securities available for sale:
        Purchases                                                (284,611)    (264,849)
        Sales                                                     264,393      245,249
      Increase in short-term cash investments, net                (14,476)      (3,259)
      Purchase of fixed assets                                     (4,718)      (3,561)
      Sale of fixed assets                                            151          401
                                                                ---------     --------
        Net cash used in investing activities                   $(119,116)    $(88,393)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                           1996         1995
                                                         --------     --------
Cash flows from financing activities:
   Dividends paid to shareholders                        $(19,714)    $(16,376)
   Proceeds from stock options exercised, excluding
    related tax benefit                                       867          301
                                                         ---------     --------
         Net cash used in financing activities            (18,847)     (16,075)
                                                         ---------     --------

Net increase (decrease) in cash                               231         (264)
Cash:
   Beginning of the year                                    2,872        3,344
                                                         --------     --------
   End of the year                                       $  3,103     $  3,080
                                                         ========     ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                       $  1,364     $  1,492
   Income taxes paid during the period                   $ 20,725     $ 13,798


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES
                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1996 and the results of operations and cash flows for the periods presented have been made.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

     Premiums earned in the nine months of 1996 increased 20.0% from the corresponding period in 1995. The increase reflects new business, aided by a print advertising program instituted in December 1995, and a continuing renewal rate approximating 93%. Average premiums per policy were substantially unchanged from a year earlier.

     The loss ratio in the first nine months (loss and loss adjustment expenses related to premiums earned) was 66.8%, compared with 67.9% in 1995. Results in the year earlier period were affected by weather-related claims associated with heavy rainfall and severe flooding in California in the early part of the year.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 24.3%, unchanged from 1995.

     The combined ratio of losses and expenses (GAAP basis) was 91.1%, compared with 92.2% in 1995, resulting in an underwriting gain for the period of $48.5 million, compared with $35.3 million a year ago.

     Investment income in the first nine months was $51.2 million, compared with $46.3 million in 1995. The after-tax yield on average investments of $942.3 million (fixed maturities at cost, equities at market) was 6.56%, compared with 6.90% on average investments of $811.7 million in 1995. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments, larger balances in lower yielding money market investments and a lower effective yield from equities. New investments in bonds and equities combined are currently being made at after-tax yields approximating 6.00%.

     Realized investment losses before income taxes were $1,000,000 in the 1996 period, compared with realized gains of $858,000 in 1995. The 1996 losses reflect income enhancing swaps of fixed income securities, preferred stocks and bonds. The gains in 1995 were in part the result of preferred stock swaps and the redemption of higher coupon bonds at a premium.

     The income tax provision in the first nine months of $22.2 million represented an effective tax rate of 22.3%, compared with an effective rate of 20.8% in 1995.

     Net income for the period of $77.5 million, or $2.83 per share, compares with $66.1 million, or $2.42 per share, in 1995. Per share results are based on
27.4 million average shares in 1996 and 27.3 million shares in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first nine months of 1996 was $138.2 million, while funds derived from the sale, call or maturity of investments was $359.0 million, of which approximately 73.7% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, were increased by $82.0 million during the period. Equity investments, including perpetual preferred stocks, were increased by $17.8 million at cost, and short-term cash investments were increased by $14.5 million. Proceeds from fixed-maturities available for sale which were sold or called during the period was $89.1 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $998.6 million at September 30, 1996 by $18.8 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $12.2 million at September 30, 1996 compared with an unrealized gain of $25.2 million at December 31, 1995. The decrease in market values since December 31, 1995 reflects principally the increase in interest rates which occurred during the period.

     The Company's cash and short term investments totaled $46.1 million at September 30, 1996. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 1.8% of total bond holdings at September 30, 1996 were rated below investment grade. The average rating of the $744.3 million bond portfolio (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call, approximates 8.0 years. The modified duration of the bond portfolio approximates 4.0 years. Holdings are heavily weighted with relatively high coupon issues which are expected to be called prior to their maturity. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $824.4 million (at cost) include $80.1 million of sinking fund preferreds, principally utility issues.

     Equity holdings of $127.6 million at market (cost $131.3 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 20.9% of total shareholders' equity.

     In June 1996, the Company announced that it had signed a non-binding letter of intent to purchase for cash the American Fidelity Insurance Company (AFI), an independent agency insurer headquartered in Oklahoma City, Oklahoma. AFI had written premium volume of $90 million in 1995, of which approximately 47% was in the automobile lines. AFI writes most of its business in Oklahoma, Kansas and Texas, but it is licensed in more than thirty other states. The purchase price is expected to approximate $35 million. Consummation of the transaction is subject to the signing of a definitive purchase agreement and the satisfaction of a number of conditions, including regulatory approval of a number of states. The transaction is tentatively scheduled to be closed in mid-December 1996. AFI's published statutory surplus (equity) at December 31, 1995 was
approximately $35.0 million.   Mercury plans to fund the intended purchase with
borrowings under an enlarged revolving credit loan facility.

     The only significant debt of the Company at September 30, 1996 was a $25,000,000 bank loan under a three year revolving credit agreement. The loan agreement renews annually, at which time it may be extended for an additional year to maintain the three year maturity. The interest rate on the loan is variable and related to LIBOR (London Interbank Rate). Based on the rate effective September 16, 1996 through November 15, 1996, the net interest cost of the loan approximates 6.19%. The loan facility is expected to be enlarged to $75 million on substantially the same terms and at a slightly lower interest rate on or before the expected closing of the planned purchase of AFI, with takedowns under the facility expected to be sufficient to fund the purchase price.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     As of September 30, 1996, the Company had no other significant commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $524.6 million at September 30, 1996 and net written premiums for the twelve months ended on that date of $740.3 million, the ratio of writings to surplus was approximately 1.4 to 1.

Recent Developments
-------------------

     In September 1996, the California Department of Insurance (DOI) issued new rating factor regulations, replacing emergency regulations which, though expired, have been in effect since 1990. The new regulations have been designed to implement the rating factor standards required by Proposition 103, the insurance initiative passed by California voters in November 1988. Under the new regulations, all California automobile insurers are required to file new rating plans with the DOI by February 15, 1997. Rates under the new plan are subject to the approval of the DOI, and the new rates would become effective following such approval. In general, the new regulations attempt to subordinate the role of territory, or proxies for territory, to the standards specified by Proposition 103, namely, driving safety record, years of driving experience and miles driven per year. Although the Company expects that the rate changes required by the new regulations will not be so substantial as to have a significant effect on the Company's competitive position, the Company can give no assurance that that will be the case, since the rating plans and rates of all companies will be changed, possibly giving rise to dislocations in the insurance marketplace which may be adverse to the Company's position.

                          PART II - OTHER INFORMATION

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


                          MERCURY GENERAL CORPORATION



                                By:        /s/ George Joseph
                                   ------------------------------------
                                       George Joseph
                                   Chairman and Chief Executive Officer



                                By:          /s/ Keith L. Parker
                                   ------------------------------------
                                          Keith L. Parker
                                     Chief Financial Officer