Form 10-K405
period 1996-12-31
MERCURY GENERAL CORP
filed 1997-03-28
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Fiscal Year Ended December 31, 1996    Commission File No. 0-3681

                          MERCURY GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)


           California                                 95-221-1612
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


  4484 Wilshire Boulevard, Los Angeles, California           90010
     (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (213)937-1060

          Securities registered pursuant to Section 12(b) of the Act

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act

                                 Common Stock
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No _____
                                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 18, 1997, was approximately $837,029,058 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 18, 1997, the Registrant had issued and outstanding an aggregate of 27,531,425 shares of its Common Stock.

                      Documents Incorporated by Reference

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 14, 1997 (only portions of which are incorporated by reference).

Item 1.  Business
         --------

General

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1996 accounted for approximately 97% of the Company's direct premiums written. In 1990, the Company commenced writing small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired American Fidelity Insurance Group (AFI), which is headquartered in Oklahoma City, Oklahoma. AFI is licensed in 36 states but writes predominantly in Texas, Oklahoma and Kansas. AFI's primary lines of insurance are private passenger and commercial automobile and automobile mechanical breakdown. One month of AFI's operations are included in the Company's 1996 consolidated financial statements. During 1996, private passenger automobile insurance and commercial automobile insurance accounted for 93.8% and 4.0%, respectively, of the Company's direct premiums written. The Company also writes homeowners insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 2.3% of direct premiums written in 1996, of which approximately 51% was in commercial lines.

     The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, property damage liability, comprehensive, collision and other hazards specified in the policy. The Company's published maximum limits of liability for bodily injury are $250,000 per person, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company's commercial automobile plan. Under the majority of the Company's automobile policies, however, the limits of liability are less than $100,000 per person, $300,000 per accident and $50,000 for property damage.

     In 1996, A.M. Best & Co. rated Mercury Casualty Company and Mercury Insurance Company, the Company's chief operating subsidiaries, A+ (Superior). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AFI was rated A- (Excellent) in 1996 by A.M. Best.

     The principal executive offices of Mercury General Corporation are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California. The non-California subsidiaries maintain offices in Vernon Hills, Illinois, Atlanta, Georgia, Oklahoma City, Oklahoma and Cimarron, Kansas. The Company has approximately 1800 employees.

Organization

     Mercury General Corporation ("Mercury General"), an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty Company ("Mercury Casualty"), Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through the Company's first acquisition in December 1996, three additional subsidiaries were added to the group: American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and, AFI Management Company, Inc., a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company (AFL), a Texas insurer. Accordingly, their operations are included in the consolidated financial statements of the Company effective December 1, 1996.

     Mercury General furnishes management services to its California, Georgia and Illinois subsidiaries. Mercury General, its subsidiaries, and AFL, are referred to as the "Company" unless the context indicates otherwise, Mercury General Corporation individually is referred to as "Mercury General." The term California Companies refers to Mercury Casualty Company, Mercury Insurance Company and California Automobile Insurance Company.

Underwriting

     The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Insurance Commissioners of the applicable states. Automobile insurance rates on voluntary business in California have been subject to approval by the DOI since November 1989. The Company uses its own extensive data base to establish rates and classifications.

     On February 25, 1994, the California Department of Insurance (DOI) approved a revised rating plan and rates for the California Companies which became effective on May 1, 1994. These rates were designed to improve the California Companies' competitive position for new insureds and included a modest overall rate reduction. Further rate modifications were approved and made effective on October 15, 1995 and April 15, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     In September 1996 the DOI issued new rating factor regulations, replacing expired emergency regulations issued in 1989. See "Regulation - Automobile Insurance Rating Factor Regulations."

     Approximately 80% of the Company's new applications for automobile insurance in California during 1996 were placed in the lowest risk classifications, known as "good drivers" (as defined by the California Insurance
Code), while approximately 20% of new applications were accepted in higher risk classifications at increased rate levels. Policies are reclassified at the time of renewal and may be changed to a higher or lower risk classification.

     At December 31, 1996, "good drivers" accounted for approximately three quarters of all voluntary private passenger automobile policies in force in

California, while the higher risk categories accounted for approximately one quarter. The renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.

     AFI's private passenger automobile business in force is predominantly standard and preferred type risks, although they plan to offer more non-standard programs in the future.

Production and Servicing of Business

     The Company sells its policies through more than 1500 independent agents, of which approximately 800 are located in California and approximately 600 others represent AFI in Oklahoma, Kansas and Texas. Approximately half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

     One agency produced direct premiums written of approximately 17%, 15% and 13% during 1996, 1995 and 1994, respectively, of the Company's total direct premiums. No other agent accounted for more than 2% of direct premiums written.

     The Company believes that its agents' compensation is higher than the industry average. During 1996 total commissions and bonuses incurred averaged 16.0% of direct premiums written. The Company is not responsible for any of its agents' expenses.

     Traditionally, any advertising done has been handled by the individual agents. During the fourth quarter of 1995, the Company began its first advertising program in major newspapers in Southern California. While the Company plans, coordinates and executes the program, the agents are responsible for the cost of the advertisements. The program has been satisfactory and was expanded to Northern California in early 1996. The program was temporarily suspended during the first quarter of 1997 due to a large influx of new business. See "Regulation- Financial Responsibility Law."

Claims

     Claims operations are supervised by the Company. The claims staff in California, Georgia, Illinois and Oklahoma administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

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

     Ultimate liability may be greater or lower than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company's actuarial consultants using new information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986 does, however, require the Company to discount loss reserves for Federal income tax purposes.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company's consolidated financial statements for the periods indicated.

                                                                           Year ended December 31,
                                                                         ---------------------------
                                                                         1996        1995       1994
                                                                         ----        ----       ----
                                                                           (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses, beginning of year.......................................    $250,990    $223,392   $214,525
Reserves acquired from purchase of American
 Fidelity Insurance Company.........................................     24,231       --         --
Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year...............................................    505,726     423,264    370,631
      Decrease in provision for insured events
         of prior years.............................................     (3,868)     (6,708)   (10,074)
                                                                       --------    --------   --------
         Total incurred losses and loss adjustment
           expenses.................................................    501,858     416,556    360,557
                                                                       --------    --------   --------

Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year........................................................    298,099     243,294    208,418
      Losses and loss adjustment expenses attribu-
        table to insured events of prior years......................    167,226     145,664    143,272
                                                                       --------    --------   --------

        Total payments..............................................    465,325     388,958    351,690
                                                                       --------    --------   --------

Net reserves for losses and loss adjustment
 expenses at the end of the period..................................    311,754     250,990    223,392
Reinsurance recoverable.............................................     24,931       2,556      4,107
                                                                       --------    --------   --------
Gross liability at end of year......................................   $336,685    $253,546   $227,499
                                                                       ========    ========   ========

     The purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AFI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

     The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (SAP) is shown in the table on the following page.


                                                                          December 31,
                                                                ------------------------------
                                                                   1996       1995      1994
                                                                   ----       ----      ----
                                                                    (Amounts in thousands)
     Reserves reported on a SAP basis......................      $311,754   $250,990  $223,392
     Reinsurance recoverable...............................        24,931      2,556    $4,107
                                                                 --------   --------  --------
     Reserves reported on a GAAP basis.....................      $336,685    253,546  $227,499
                                                                 ========   ========  ========

     The following table represents the development of loss reserves for the period 1987 through 1996. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1996.

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


                                                                      As of December 31,
                                    -----------------------------------------------------------------------------------------
                                      1987     1988     1989     1990     1991     1992     1993    1994     1995    1996
                                    ------     ----     ----     ----     ----     ----     ----    ----     ----    --------
                                                                    (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses.               $178,605 $241,037 $291,408 $301,354 $280,157 $239,203 $214,525 $223,392 $250,990 $311,754
Paid (cumulative)
 as of:
   One year later.....               112,099  139,874  167,850  181,781  151,866  135,188  143,272  145,664  167,226
   Two years later....               147,641  195,453  227,503  238,030  197,640  184,119  187,641  198,967
   Three years later..               166,477  218,335  249,371  254,884  213,824  197,371  204,606
   Four years later...               175,232  226,384  256,659  261,058  218,067  201,365
   Five years later...               177,328  229,168  259,147  263,011  220,057
   Six years later....               177,938  229,773  259,781  262,741
   Seven years later..               178,178  229,815  259,769
   Eight years later..               178,215  229,693
   Nine years later...               178,103

Net reserves re-estimated as of:
   One year later.....               173,325  230,249  269,934  285,212  230,991  204,479  204,451  216,684  247,122
   Two years later....               175,876  233,607  269,652  265,618  218,404  204,999  207,089  222,861
   Three years later..               179,157  234,757  259,635  259,624  220,620  203,452  210,838
   Four years later...               180,084  228,909  256,694  264,259  221,118  204,603
   Five years later...               177,591  228,326  260,365  264,127  221,264
   Six years later....               177,335  230,102  260,402  263,336
   Seven years later..               178,364  229,998  260,098
   Eight years later..               178,303  229,809
   Nine years later...               178,145
Net Cumulative Redundancy
   (deficiency).......                   460   11,228   31,310   38,018   58,893   34,600    3,687      531    3,868


                                                                   As of December 31,
                                    -----------------------------------------------------------------------------------
                                    1987    1988    1989     1990     1991     1992     1993     1994     1995     1996
                                    ----    ----    ----     ----     ----     ----     ----     ----     ----     ----
                                                                 (Amounts in thousands)
Gross liability - end of year                                                 240,183  215,301  227,499  253,546  336,685
Reinsurance recoverable                                                          (980)    (776)  (4,107)  (2,556) (24,931)
                                                                              -------  -------  -------  -------  -------
Net liability - end of year                                                   239,203  214,525  223,392  250,990  311,754
                                                                              =======  =======  =======  =======  =======
Gross re-estimated liability - latest                                         209,988  217,237  234,199  254,892
Re-estimated recoverable - latest                                              (5,385)  (6,399) (11,338)  (7,770)
                                                                              -------  -------  -------  -------
Net re-estimated liability - latest                                           204,603  210,838  222,861  247,122
                                                                              =======  =======  =======  =======
Gross cumulative redundancy                                                    39,005    9,310    7,762    9,082
                                                                              =======  =======  =======  =======

     For the calendar years 1987 through 1995, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the "Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position. Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business has declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved. Fourth, a number of factors have combined to produce favorable frequency and severity trends in recent years, and actuarial assumptions based on historical trends have proved to be conservative.

Operating Ratios

   Loss and Expense Ratios
   -----------------------

     Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Company's loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The 1992 ratios exclude the effect of a rate refund made pursuant to a settlement with the

California DOI related to the 1988 initiative, Proposition 103. The Company's ratios include lines of insurance other than private passenger automobile written by Mercury Casualty Company and AFI. Since these other lines represent only a small percentage of premiums written, the Company believes its ratios can be compared to the industry ratios included in the table.


                                                   Year ended December 31,
                                        ---------------------------------------------
                                         1996      1995      1994      1993     1992
                                        -------   -------   -------   ------   ------
Loss Ratio...........................     66.6%     67.8%     68.4%    61.3%    60.8%
Expense Ratio........................     24.0      24.0      24.6     24.8     24.2
                                          ----      ----      ----     ----     ----
Combined Ratio.......................     90.6%     91.8%     93.0%    86.1%    85.0%
                                          ====      ====      ====     ====     ====
 Industry combined ratio (all
  writers) (1).......................    101.9%(2) 102.3%    101.8%   101.8%   102.4%
Industry combined ratio (excluding
  direct writers) (1)................     N.A.     103.5%    102.5%   103.2%   104.9%
------------------------------------

(1) Source: A.M. Best, Aggregates & Averages (1996), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)  Source:  A.M. Best, "Best's Review, January 1997," "Review and Preview."

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


                                            Year ended December 31,
                               --------------------------------------------------
                               1996         1995       1994      1993        1992
                               ----         ----       ----      ----        ----
                                    (Amounts in thousands, except ratios)
Net premiums written (1)..   $795,873      $636,590   $550,838   $484,097   $455,685
Policyholders' surplus....   $594,799       479,114   $411,898   $314,136   $294,374
Ratio.....................   1.3 to 1      1.3 to 1   1.3 to 1   1.5 to 1   1.6 to 1

(1)  The 1992 amounts exclude the effect of the Proposition 103 settlement.

  Risk-Based Capital Requirements
  -------------------------------

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1996.
Each of the companies exceeded the highest level of recommended capital requirements.

Investments and Investment Results

     The investments of the Company are made by the Company's Chief Financial Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains, and does not maintain a trading account. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep its portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to alternative minimum tax liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 68% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was A at December 31, 1996.

     The nominal average maturity of the bond portfolio excluding AFI, was 16.8 years at December 31, 1996, but the call-adjusted average maturity of the portfolio is shorter, approximately 8.7 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was 5.9 years at December 31, 1996 excluding AFI. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

     Holdings of lower than investment grade bonds constitute approximately 1.3% of total investments. All but $1.5 million of such holdings were downgraded to their current ratings subsequent to purchase. Equity holdings consist primarily of perpetual preferred stocks and relatively high yielding electric utility common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

     The following table summarizes the investment results of the Company for the five years ended December 31, 1996.

                                                               Year ended December 31,
                                                   ------------------------------------------------
                                                   1996(1)    1995       1994       1993       1992
                                                   ----       ----       ----       ----       ----
                                                                (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments)..(2)                $975,058   $827,861   $727,866   $683,874   $649,001
Net investment income:
       Before income taxes.........                 70,180     62,964     54,586     54,121     52,994
       After income taxes..........                 63,371     57,035     49,787     48,223     46,376
Average annual return on investments:
       Before income taxes..............               7.2%       7.6%       7.5%       7.9%       8.2%
       After income taxes...............               6.5%       6.9%       6.8%       7.1%       7.2%
Net realized investment gains
 (losses) after income taxes......                $ (2,062)  $    681   $ (6,485)  $  1,954   $  3,415
Net increase (decrease) in un-
 realized gains on all invest-
 ments after income taxes.........                $ (6,271)  $ 37,960   $(36,503)  $    556   $ (2,501)

 (1) Includes AFI for the month of December 1996.

 (2) Fixed maturities at cost, equities at market.

     The following table sets forth the composition of the investment portfolio of the Company at the dates indicated, including AFI at December 31, 1996.

                                                                     December 31,
                                             -----------------------------------------------------------
                                                     1996              1995                 1994
                                             ------------------- -----------------   -------------------
                                              Amortized Market    Amortized Market     Amortized Market
                                                Cost       Value    Cost    Value      Cost      Value
                                                ----       -----    ----    -----      ----      -----
                                                               (Amounts in thousands)
Taxable Bonds...........................     $ 76,494   $ 76,113 $ 21,518 $ 22,539   $ 18,332   $ 18,128
Tax-Exempt State and
 Municipal Bonds........................      781,586    808,761  630,811  663,163    529,592    520,748
Sinking Fund Preferred
 Stocks.................................       66,713     69,234   90,080   94,081    108,858    105,421
                                           ---------- ---------- -------  --------   --------   --------
  Total Fixed Maturity
   Investments..........................      924,793    954,108  742,409  779,783    656,782    644,297
Equity Investments incl.
 Perpetual Preferred
 Stocks.................................      148,264    148,112  113,478  114,915     91,726     84,622
Short-term Cash Invest-
 ments..................................       66,067     66,067   28,496   28,496     22,695     22,695
                                           ---------- ---------- -------- --------   --------   --------
Total Investments.......                   $1,139,124 $1,168,287 $884,383 $923,194   $771,203   $751,614
                                           ========== =========  ======== ========   ========   ========

At December 31, 1996, the Company had a net unrealized gain on all investments of $29,163,000 before income taxes.

Competitive Conditions

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations concerning insurance company operations, the Company in 1995 was the seventh largest writer of private passenger automobile insurance in California. All of the insurance companies having greater shares of the California market sell insurance either directly or through exclusive agents, rather than through independent agents.

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

     Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California Department of Insurance. In the most recent survey conducted in 1996, the Company's rates for most classes of insureds were among the lowest available in most territories throughout the state. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents is a means of competition.

     The current and future competitive climate for private passenger automobile insurance in California remains uncertain. All rates charged by private passenger automobile insurers are subject to the prior approval of the California Insurance Commissioner. New rating factor regulations have recently been issued but the filings required under those regulations have not yet been approved. See "Regulation - Automobile Insurance Rating Factor Regulations."

     AFI encounters similar competition in each state in which it principally operates.

Reinsurance

     The Company no longer maintains reinsurance for its liability coverages in California. Effective January 1, 1994, the Company terminated its liability reinsurance coverage with Employers Reinsurance Corporation (ERC) because of rising premiums and underutilization of such coverage. The Company regularly evaluates the need for liability reinsurance.

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

     Prior to February 1, 1995, ERC provided catastrophe reinsurance for property and auto physical damage business. Under the treaty, ERC agreed to pay 95% of $9,000,000 in excess of $1,000,000 for any single occurrence and 95% of $18,000,000 for all occurrences in one calendar year. Effective February 1, 1995, the treaty with ERC was amended to provide coverage for 95% of $7,500,000 in excess of $5,000,000 each occurrence subject to an aggregate limit of 95% of $15,000,000 for all occurrences. Effective April 1, 1995 this treaty was replaced with a new catastrophe treaty covering all physical damage and property lines with several reinsurers arranged through E.W. Blanch Company, a reinsurance intermediary. The main reinsurers are rated A or better by A.M. Best. Under the new treaty, the first layer of protection is 95% of $7,500,000 in excess of $10,000,000, for a single occurrence, with a second layer providing 95% of $12,500,000 in excess of $17,500,000. Effective September 1, 1996 the treaty was replaced to provide coverage under two new layers through the same principal reinsurers. Under the new treaty coverage is provided for 95% of $10,000,000 in excess of $15,000,000 per occurrence in the first layer and 95% of $15,000,000 in excess of $25,000,000 in the second layer.

     Employers Reinsurance Corporation reinsures AFI through working layer treaties for property and casualty losses in excess of $150,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50%- 85% of the business written depending on the year the policy incepted. For policies effective on or after January 1, 1997, AFI is retaining the full exposure. AFI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

     If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

     The Company's business in California is subject to regulation and supervision by the DOI, which has broad regulatory, supervisory and administrative powers.

     The powers of the DOI primarily include the prior approval of insurance rates and rating factors and the establishment of standards of solvency which must be met and maintained. The regulation and supervision by the DOI are designed principally for the benefit of policyholders and not for insurance company shareholders. The DOI conducts periodic examinations of the Company's insurance subsidiaries. The DOI recently conducted an examination of the California insurance subsidiaries as of December 31, 1994. The reports on the results of that examination recommended no adjustments to the statutory financial statements as filed by the Company.

     The insurance subsidiaries outside California, including AFI, are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not for insurance company shareholders.

     In California, insurance rates have required prior approval since November 1989. Georgia and Kansas are also prior approval states, while Illinois only requires that rates be filed with the Department of Insurance prior to their use. Texas and Oklahoma have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be "excessive, inadequate or unfairly discriminatory."

     The Georgia DOI recently conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1994. The reports on that audit have recommended no changes to the statutory financial statements as filed. The DOI of Illinois conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995. The reports on that audit have not been issued but the auditors have indicated there will be no changes recommended to the statutory financial statements as filed. The states of Oklahoma, Kansas and Texas will also conduct periodic examinations of AFI.

       The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 1996 and 1995, those contributions amounted to $548,000 and $209,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines are appropriate and lawful.

 Insurance Guarantee Association
 -------------------------------

     In 1969, the California Insurance Guarantee Association (the "Association") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 1% of its premiums written in the preceding year. The only assessment imposed during the past five years was an immaterial amount in 1994. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are subject to the provisions of similar insurance guaranty associations. No material assessments were imposed in the last 5 years in those states either.

 Holding Company Act
 -------------------

     The Company's California subsidiaries are subject to regulation by the DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the DOI may examine the affairs of each company at any time. The Holding Company Act requires disclosure of any material transactions by or among the companies. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the DOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving, in the net aggregate, more than the lesser of 5% of the company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. Effective January 1, 1997 the threshold for a material or extraordinary transaction was amended to a single measure of one half of one percent of admitted assets as of the preceding December 31st. There will no longer be any aggregation of transactions in the determination of the threshold except in the case of dividends. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the DOI of any dividend after declaration, but prior to payment.

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

     The insurance subsidiaries in Georgia, Illinois, Oklahoma, Kansas and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of California. Regulatory approval was obtained from California, Oklahoma and Texas before the acquisition of AFI was completed.

 Assigned Risks
 --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the voluntary market. During the last five years, approximately 0.9% of the direct automobile insurance premium written was for assigned risk business. In 1996, assigned risks represented 0.6% of total automobile direct premiums written and 0.8% of total automobile direct premium earned. Premium rates for assigned risk business are set by the DOI. In October, 1990 more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the California Insurance Code requires that rates established for the Plan be adequate to support the Plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995.

   Automobile Insurance Rating Factor Regulations
   ------------------------------------------------

     Commencing November 8, 1989, Proposition 103 required that property and casualty insurance rates must be approved by the Commissioner prior to their use, and that no rate shall be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified three statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured's driving safety record, (2) the number of miles the insured drives annually, and (3) the number of years of driving experience of the insured. The new law also gave the Commissioner discretion to adopt other factors by regulation that have a substantial relationship to risk of loss. The new statute further provided that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver."

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

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations which replaced the emergency regulations which have been in use since their issuance in 1989. The new regulations require all automobile insurers in California to submit new rating plans complying with the regulations by February 18, 1997. The Company does not expect the newly filed rating plan, if approved by the Commissioner, to have a material effect on its competitive position or its profitability. However, the Company has not been able to review the filings of its competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

 California Financial Responsibility Law
 ---------------------------------------

     Effective January 1, 1997 California has a new law which requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if one is stopped for a traffic violation. Media attention to the new law has resulted in a surge of new business applications in January. Although the initial demand has tapered off, it has produced a backlog of applications, which are being processed. The persistence of this new business is uncertain, but the new law could produce additional growth considering the large proportion of uninsured motorists in California. The Company has suspended its advertising program while it works to eliminate the backlog of new business.

     In November 1996 an initiative sponsored by the California Insurance Commissioner was overwhelmingly approved by the California voters. It provides that uninsured drivers who are injured in an automobile accident are able to recover only actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages, i.e., "pain and suffering."
This restriction also applies to drunk drivers and fleeing felons. The law will help in controlling loss costs, but its constitutionality is being challenged by an association of attorneys.

Item 2.  Properties
         ----------

     The home office of the California insurance subsidiaries and the Company's computer facilities are located in Brea, California in an 80,000 sq.ft. office building owned by the Company.

     Since December 1986, Mercury General's executive offices are located in a 36,000 sq. ft. office building, in Los Angeles, owned by Mercury Casualty Company. The Company occupies approximately 95% of the building and leases the remaining office space to others.

     In October 1992 the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies approximately 43% of the facility and leases the remaining office space to others.

     The Company leases all of its other offices under short-term leases. Office location is not material to the Company's operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets certain information concerning the executive officers of the Company as of March 21, 1997:

NAME                     AGE               POSITION
----                     ---               --------

George Joseph             75   Chairman of the Board and Chief
                                Executive Officer
Michael D. Curtius        47   President and Chief Operating Officer
Cooper Blanton, Jr.       70   Executive Vice President
Keith L. Parker           69   Vice President and Chief Financial Officer
Bruce E. Norman           48   Vice President in charge of Marketing
Joanna Y. Moore           41   Vice President and Chief Claims Officer
Kenneth G. Kitzmiller     50   Vice President in charge of Underwriting
Donna J. Moore            41   Vice President and Controller
Judy A. Walters           50   Secretary

     Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 45 years experience in the property and casualty insurance business.

     Mr. Curtius, President and Chief Operating Officer, has been employed by the Company since 1977. In October 1987, Mr. Curtius was named Vice President and Chief Claims Officer, and in August 1991 he was appointed Executive Vice President. He was elected President and Chief Operating Officer of Mercury General and its four California insurance company subsidiaries in May 1995 and elected to the Board of Directors of Mercury General and the California Companies in 1996. In December of 1996 he was appointed Vice Chairman of American Fidelity Insurance Company. Mr. Curtius has over 20 years of experience in the insurance industry.

     Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May of 1995 he was named President of the Georgia and Illinois insurance company subsidiaries and in February of 1996 he was elected to the Board of Directors of those companies. Mr. Blanton has over 40 years of experience in underwriting and other aspects of the property and casualty insurance business.

     Mr. Parker, Vice President and Chief Financial Officer, has been employed by the Company or its subsidiaries since 1970 and has held his present position since October 1985. Mr. Parker has over 40 years of investment management experience and has been primarily responsible for management of the Company's investment portfolio since 1972.

     Mr. Norman, Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to this position in October 1985, and has been a Vice President of Mercury Casualty since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977. In February of 1996 he was elected to the Board of Directors of the California Companies.

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

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Security
          --------------------------------------------------------------
          Holder Matters
          --------------

Price Range of Common StocK

     The following table shows the price range per share in each quarter as reported on the Nasdaq National Market until October 9, 1996 and on the New York Stock Exchange since that date. These quotations do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                        High        Low
                                                        ----        ---
     1995

          1st Quarter...............................   $34.250     $28.250
          2nd Quarter...............................   $35.000     $28.750
          3rd Quarter...............................   $39.000     $31.750
          4th Quarter...............................   $39.750     $37.750

     1996                                               High        Low
                                                        ----        ---
          1st Quarter...............................   $52.000     $41.500
          2nd Quarter...............................   $47.750     $40.750
          3rd Quarter...............................   $47.750     $39.750
          4th Quarter...............................   $58.250     $47.000

     1997
          1st Quarter (January 1 - March 14)........   $65.000     $52.250

Dividends

     Following the public offering of its Common Stock in November 1985, the Company has paid regular quarterly dividends on its common stock. On February 7, 1997, the Directors declared a $0.29 quarterly dividend ($1.16 annually) payable on March 31, 1997 to stockholders of record on March 17, 1997. The dividend rate has been increased thirteen times since dividends were initiated in January, 1986, at an annual rate of $0.10, adjusted for the two-for-one stock split in September 1992. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of ten percent of statutory earned surplus at the preceding December 31, or net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 1997 of up to approximately $61.5 million. See Note 9 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

Shareholders of Record

     The approximate number of holders of record of the Company's Common Stock as of March 1, 1997 was 230. The approximate number of beneficial holders as of March 17, 1997 was 5,231 according to the Bank of New York, the Company's transfer agent.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------

                                                                       Year ended December 31,
                                                       -------------------------------------------------------
                                                          1996        1995       1994        1993       1992
                                                       ----------   --------   ---------   --------   --------
                                                            (Amounts in thousands, except per share data)
Income Data:
Premiums earned.....................................    $754,724    $616,326   $529,390    $474,093   $455,508
Net investment income...............................      70,180      62,964     54,586      54,121     52,994
Realized investment gains(losses)                         (3,173)      1,048     (9,853)      3,006      5,174
Other...............................................       3,233       3,341      3,123       2,544      1,606
                                                        --------    --------   --------    --------   --------

   Total Revenues...................................     824,964     683,679    577,246     533,764    515,282
                                                        --------    --------   --------    --------   --------

Losses and loss adjustment
  expenses..........................................     501,858     416,556    360,557     289,208    276,088
Policy acquisition costs............................     160,019     128,743    112,682      99,738     94,672
Other operating expenses............................      24,493      22,017     20,566      18,564     16,688
Impact of rate refund...............................          --          --         --          --     18,621
Interest............................................       2,004       2,040      1,025         793      1,192
                                                        --------    --------   --------    --------   --------

   Total Expenses...................................     688,374     569,356    494,830     408,303    407,261
                                                        --------    --------   --------    --------   --------

Income before income taxes..........................     136,590     114,323     82,416     125,461    108,021
Income taxes........................................      30,826      24,022     16,121      29,252     24,695
                                                        --------    --------   --------    --------   --------
   Net Income.......................................    $105,764    $ 90,301   $ 66,295    $ 96,209   $ 83,326
                                                        ========    ========   ========    ========   ========

Per Share Data:
Net income per share................................    $   3.86        3.31   $   2.43    $   3.52   $   3.06
                                                        ========    ========   ========    ========   ========
Dividends paid                                          $    .96         .80   $    .70    $    .60   $    .50
                                                        ========    ========   ========    ========   ========


                                                                            December 31,
                                                         ---------------------------------------------------
                                                         1996       1995         1994       1993        1992
                                                         ----       ----         ----       ----        ----
                                                            (Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments...................................  $1,168,287    $923,194    $751,614   $740,480    $661,672
Premiums receivable.................................      83,748      58,902      48,741     38,227      35,454
Total assets........................................   1,419,927   1,081,656     911,693    863,962     775,402
Unpaid losses and loss adjust-
 ment expenses......................................     336,685     253,546     227,499    215,301     240,183
Unearned premiums...................................     260,878     168,404     148,654    128,828     117,524
Notes payable.......................................      75,000      25,000      25,000     15,000      15,000
Deferred income tax liability
  (asset)...........................................       6,349      10,158     (10,190)     8,758         466
Shareholders' equity................................     641,222     565,188     457,161    450,275     353,704
Book value per share................................       23.37       20.67       16.75      16.44       12.95

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

     The Company did business only in the state of California until 1990, when it began operations in Georgia and Illinois. In December 1996, the American Fidelity Insurance Group (AFI) was acquired for cash. The results of operations of AFI for the month of December only are included in the Company's consolidated statements of income. AFI writes automobile (approximately 54% of AFI's direct premiums) and other casualty lines of insurance principally in Oklahoma, Texas and Kansas, and is headquartered in Oklahoma City, Oklahoma. Total direct premiums written by AFI in 1996 were $90.4 million; of that amount $5.5 million of premiums were written in December. The Group is licensed in 36 states.

     During 1996, approximately 98% of the Company's direct premiums written, excluding AFI, were derived from California.

     In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

     In February 1994, the Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Further rate modifications were approved and made effective on October 15, 1995 and April 15, 1996. The rate changes made over the last three years have been substantially revenue-neutral overall, with physical damage rates being increased and bodily injury liability rates decreased. The rate changes have resulted in a substantial increase in new business being submitted to the Company. Since March 31, 1994, Private Passenger Automobile (PPA) policies in force in California have increased by approximately 190,000 to 494,000 at December 31, 1996, an annual rate of increase of over 20%, compared with an annualized growth rate of 4.1% over the prior fifteen month period.

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations designed to implement the requirements that automobile insurance rates be determined by (1) driving safety record, (2) years of driving experience, (3) miles driven per year and (4) whatever optional factors are determined by the Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The law further requires that each of the four factors be applied in decreasing order of importance.

     The new permanent regulations replace emergency regulations which have been in use since their issuance in 1989. They require all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. In January 1997, in response to a court ruling on the issue of surcharges imposed on drivers not complying with California's financial responsibility law, the Commissioner amended the regulations to exclude such non-compliance as a rating factor.

     The statistical methodology prescribed by the regulations for determining rating factor weightings are technical and complex. The January amendment required the Company to rework its rate filing. The Company submitted its new proposed rating plan on March 11, 1997.

     The filings must be reviewed and approved by the Department, and the companies will have ninety days following approval to place their new rates in effect. The Company does not expect the newly filed rating plan, if approved by the Commissioner, to have a material effect on its competitive position or its profitability. However, the Company has not yet been able to review the filings of its competitors.

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
     ---------------------------------------------------------------------

     Premiums earned in 1996 of $754.7 million (including $5.2 million contributed by AFI in December 1996) increased 22.5%, primarily reflecting unit growth. Average premium per policy for the year was substantially unchanged. Net premiums written in 1996 of $795.9 million (including $4.5 million contributed by AFI) increased 25.0% over a year earlier, continuing a growth trend which began in the second quarter of 1993.

     The loss ratio in 1996 (loss and loss adjustment expenses related to premiums earned) was 66.5%, compared with 67.6% in 1995. The 1996 and 1995 loss ratios reflect small contributions from favorable loss reserve development from prior periods.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 24.4% in 1996 and 1995. The consolidation of one month of operating results of AFI in 1996 had no material effect on either the loss or expense ratios.

     Total losses and expenses in 1996, excluding interest expense of $2.0 million, were $686.4 million, resulting in an underwriting gain for the period of $68.4 million, compared with an underwriting gain of $49.0 million in 1995.

     Investment income in 1996, including a contribution from AFI of $400,000 for the final month of the year, was $70.2 million, compared with $63.0 million in 1995. The after-tax yield on average investments of $975.1 million, including AFI, (fixed maturities at cost, equities at market) was 6.50%, compared with 6.89% on average investments of $827.9 million in 1995. The effective tax rate on investment income was 9.7% in 1996, compared with 9.4% in 1995. The effective tax rate was increased and the effective after-tax yield was reduced slightly by the inclusion of AFI for the month of December 1996. The effective tax rate on investment income in 1996, excluding AFI, was 9.6%, and the after-tax yield was 6.56%. The slightly higher tax rate on investment income in 1996 reflects an increase in the proportion of investment income derived from dividends on
equities, principally perpetual preferred stocks.   The redemption of bonds
acquired during higher interest periods has been a negative influence on realized yields in each of the last several years and will continue in 1997. Bonds matured and called in 1996 totaled $72.9 million, compared with $71.0 million in 1995, and approximately $48.6 million of calls and maturities are expected in 1997. Average yields being obtained during the first quarter of 1997 on new investments are some 50 basis points lower than the average yield realized in 1996.

     Realized investment losses in 1996 were $3.2 million, compared with realized gains of $1.0 million in 1995. The 1996 losses reflect principally yield-enhancing swaps of both fixed maturities and equity securities, including perpetual preferred stocks, designed to utilize expiring capital gains tax benefits. The 1995 gains arose in part from the early redemption of fixed-maturity investments.

     The income tax provision of $30.8 million in 1996 represented an effective tax rate of 22.6%, compared with an effective rate of 21.0%, in 1995. The increase in the rate is attributable principally to the greater contribution from underwriting gains, which are fully taxable and increased by $19.4 million during 1996, whereas the predominantly tax-free investment income increased $7.2 million.

     Net income in 1996 was $105.8 million, or $3.86 per share, compared with $90.3 million, or $3.31 per share, in 1995. Per share results are based on 27.4 million average shares in 1996 and $27.3 million average shares in 1995.

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

Liquidity and Capital Resources

     Net cash provided from operating activities in 1996, including $9.7 million from AFI, was $196.6 million, while funds derived from the sale, redemption or maturity of investments was $531.5 million, of which approximately 75% was represented by the sale of equity securities. The amortized cost of fixed-maturity investments increased by $182.4 million during the year. Equity investments, including perpetual preferred stocks, increased by $34.8 million at cost, and short-term cash investments increased by $37.6 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $133.2 million.

     The market value of all investments held at market as "Available for Sale" exceeded the amortized cost of $1,139.1 million at December 31, 1996 by $29.2 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $19.0 million at December 31, 1996 compared with an unrealized gain of $25.2 million at December 31, 1995. The decrease in market values since December 31, 1995 reflects principally the increase in intermediate and long term interest rates during 1996.

     The Company's cash and short term investments totaled $69.7 million at December 31, 1996. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of long term investments.

     Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. In 1995, the Company adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1996 bond holdings rated below investment grade totaled $15.2 million at market (cost $14.9 million), or 1.3% of total investments. All but $1.5 million of such holdings were downgraded to their current ratings subsequent to purchase. The average rating of the $789.6 million bond portfolio, excluding AFI, (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call, approximates 8.7 years. The modified duration of the bond portfolio at year-end, excluding AFI, was 5.9 years, reflecting the heavy weighting of high coupon issues, including housing issues subject to sinking funds, and other issues which are pre-refunded or are expected to be called prior to their maturity. Duration measures the length of time it takes to receive all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided.

     Holdings in the taxable sector consist largely of senior public utility issues. Fixed-maturity investments of $924.8 million, including $68.5 million held by AFI, (at amortized cost) include $66.7 million of sinking fund preferreds, principally utility issues. The market value of all fixed maturities exceeded cost by $29.3 at December 31, 1996. The only securities held which may be considered derivatives are a small amount of adjustable rate preferred stocks.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $148.1 million at market (cost $148.3 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 23.1% of total shareholders' equity.

     The only significant debt of the Company at December 31, 1996 was a three year, $75,000,000 revolving credit bank loan. The loan agreement requires the Company to meet numerous affirmative and negative covenants. The proceeds of the loan were used to repay a prior loan and to acquire American Fidelity Insurance Company, with the balance contributed to the Company's new insurance subsidiaries. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. The interest rate is variable and is optionally related to the Federal Funds Rate, Bank of New York Rate (prime rate) or the Eurodollar London Interbank Rate (LIBOR). Based on the rates effective through June 25, 1997, LIBOR plus .50, the net interest cost on the loan approximates 6.08%.

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

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.
The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1996. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

     As of December 31, 1996, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $594.8 million at December 31, 1996, and net written premiums for the twelve months ended on that date of $795.9 million, the ratio of writings to surplus was approximately 1.3 to 1.

Forward-Looking statements

     The foregoing discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from the historical information contained herein and from those that may be expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the success of the Company in integrating and profitably operating the business of AFI, the impact of the permanent rating factor regulations recently adopted by the California Insurance Commissioner for private passenger automobile policies issued in California and the level of investment yields obtainable in the

Company's investment portfolio in comparison to recent yields, as well as the cyclical and competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes. Such risks and uncertainties and other factors are discussed above and in periodic filings with the Securities and Exchange Commission.

Supplementary Data

     Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands except per share data):

                                                                Quarter Ended
                                                   ----------------------------------------
                                                   March 31   June 30    Sept. 30   Dec. 31
                                                   --------   --------   --------   -------



1996
----
Earned premiums.................................   $169,563   $181,254   $193,298   $210,609
Income before income taxes......................   $ 27,421   $ 34,185   $ 38,078   $ 36,906
Net income......................................   $ 21,911   $ 26,583   $ 28,993   $ 28,277
Earnings per share..............................   $    .80   $    .97   $   1.06   $   1.03
Dividends declared per share....................   $    .24   $    .24   $    .24   $    .24

1995
----
Earned premiums.................................   $144,676   $151,732   $157,179   $162,739
Income before income taxes .....................   $ 22,449   $ 28,679   $ 32,305   $ 30,890
Net income......................................   $ 18,500   $ 22,407   $ 25,157   $ 24,237
Earnings per share..............................   $    .68   $    .82   $    .92   $    .89
Dividends declared per share....................   $    .20   $    .20   $    .20   $    .20

Item 8.  Financial Statements
------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report............................................    30
Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1996 and 1995........    31
    Consolidated Statements of Income for Each of the Years in the
    Three-Year Period Ended December 31, 1996...........................    32
    Consolidated Statements of Shareholders' Equity for Each of the
     Years in the Three-Year Period Ended December 31, 1996.............    33
    Consolidated Statements of Cash Flows for Each of the Years in
    the Three-Year Period Ended December 31, 1996.......................    34
    Notes to Consolidated Financial Statements..........................    36

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Mercury General Corporation:


          We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG PEAT MARWICK LLP


Los Angeles, California
February 21, 1997

                          MERCURY GENERAL CORPORATION

                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                                        1996       1995
                                                                        ----       ----
Investments:
   Fixed maturities available for sale (amortized cost
    $924,793 in 1996 and $742,409 in 1995).........................  $  954,108   $  779,783
   Equity securities available for sale (cost $148,264 in
    1996 and $113,478 in 1995).....................................     148,112      114,915
   Short-term cash investments, at cost, which approxi-
    mates market...................................................      66,067       28,496
                                                                     ----------   ----------
             Total investments.....................................   1,168,287      923,194
Cash...............................................................       3,605        2,872
Receivables:
   Premiums receivable.............................................      83,748       58,902
   Premium notes...................................................      12,395       11,728
   Accrued investment income.......................................      18,410       15,870
   Other...........................................................      29,655        6,108
                                                                     ----------   ----------
                                                                        144,208       92,608
Deferred policy acquisition costs..................................      46,783       33,809
Fixed assets, net..................................................      30,060       27,464
Other assets.......................................................      26,984        1,709
                                                                     ----------   ----------
                                                                     $1,419,927   $1,081,656
                                                                     ==========   ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses................................  $  336,685   $  253,546
Unearned premiums..................................................     260,878      168,404
Notes payable......................................................      75,000       25,000
Loss drafts payable................................................      29,032       20,071
Accounts payable and accrued expenses..............................      36,463       25,412
Current income taxes...............................................       1,590          388
Deferred income taxes..............................................       6,349       10,158
Other liabilities..................................................      32,708       13,489
                                                                     ----------   ----------
             Total liabilities.....................................     778,705      516,468
                                                                     ----------   ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,503,925 shares in 1996 and 27,442,675 in 1995..............      42,644       40,895
Net unrealized investment gains....................................      18,956       25,227
Unearned ESOP compensation.........................................      (2,000)      (3,084)
Retained earnings..................................................     581,622      502,150
                                                                     ----------   ----------
             Total shareholders' equity............................     641,222      565,188
                                                                     ----------   ----------
Commitments and contingencies......................................
                                                                     $1,419,927   $1,081,656
                                                                     ==========   ==========

     See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      THREE YEARS ENDED DECEMBER 31, 1996

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                 1996       1995      1994
                                                               --------   ---------   -----
Revenues:
  Earned premiums............................................. $754,724   $616,326   $529,390
  Net investment income ......................................   70,180     62,964     54,586
  Net realized investment gains (losses)(note 2)..............   (3,173)     1,048     (9,853)
  Other.......................................................    3,233      3,341      3,123
                                                               --------   --------   --------

       Total revenues.........................................  824,964    683,679    577,246
                                                               --------   --------   --------

Expenses:
  Losses and loss adjustment expenses.........................  501,858    416,556    360,557
  Policy acquisition costs ...................................  160,019    128,743    112,682
  Other operating expenses....................................   24,493     22,017     20,566
  Interest....................................................    2,004      2,040      1,025
                                                               --------   --------   --------

       Total expenses.........................................  688,374    569,356    494,830
                                                               --------   --------   --------

  Income before income taxes..................................  136,590    114,323     82,416

Income taxes .................................................   30,826     24,022     16,121
                                                               --------   --------   --------

  Net income.................................................. $105,764   $ 90,301   $ 66,295
                                                               ========   ========   ========

Earnings per share ........................................... $   3.86      $3.31      $2.43
                                                               ========   ========   ========

         See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1996

                         AMOUNTS EXPRESSED IN THOUSANDS


                                                                                     1996        1995        1994
                                                                                   ---------   ---------   --------

Common stock, beginning of year..................................................  $ 40,895    $ 40,250   $ 40,014
Proceeds of stock options exercised..............................................     1,104         384        206
Tax benefit on sales of incentive stock
 options.........................................................................       220          74         69
Release of common stock by the ESOP..............................................       425         187        (39)
                                                                                   --------    --------    -------
Common stock, end of year........................................................    42,644      40,895     40,250
                                                                                   --------    --------    -------

Net unrealized investment gains (losses) on
 securities, beginning of year...................................................    25,227     (12,733)    23,770
Net increase (decrease) in unrealized invest-
 ment gains (losses) on securities...............................................    (6,271)     37,960    (36,503)
                                                                                   --------    --------    -------
Net unrealized investment gains (losses) on
 securities, end of year.........................................................    18,956      25,227    (12,733)
                                                                                   --------    --------    -------

Unearned ESOP compensation relating to common
 stock purchases by ESOP.........................................................    (3,084)     (4,042)    (5,000)
Amortization of unearned ESOP compensation.......................................     1,084         958        958
                                                                                   --------    --------    -------
Unearned ESOP compensation, end of year..........................................    (2,000)     (3,084)    (4,042)
                                                                                   --------    --------    -------

Retained earnings, beginning of year.............................................   502,150     433,686     386,491
Net income.......................................................................   105,764      90,301      66,295
Dividends paid to shareholders...................................................   (26,292)    (21,837)    (19,100)
                                                                                   --------    --------    --------
Retained earnings, end of year...................................................   581,622     502,150     433,686
                                                                                   --------    --------    --------

       Total shareholders' equity................................................  $641,222    $565,188    $457,161
                                                                                   ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1996
                         Amounts expressed in thousands

                                                                  1996         1995             1994
                                                               ----------   ----------   ------------------
Cash flows from operating activities:
   Net income                                                  $ 105,764    $  90,301            $  66,295
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                   35,947       26,047               12,198
      Increase in unearned premiums                               42,276       19,750               19,826
      Increase in premium notes receivable                          (667)        (166)              (1,618)
      Increase in premiums receivable                            (15,460)     (10,161)             (10,514)
      Increase in deferred policy acquisition costs               (7,080)      (3,741)              (4,345)
      Increase in loss drafts payable                              5,179        2,292                3,018
      Increase (decrease) in accrued income taxes,
       excluding deferred tax on change in unrealized
       gain                                                        1,016        4,995               (3,260)
      Increase (decrease) in accounts payable and accrued
       expenses                                                    8,385        3,487               (2,698)
       Depreciation                                                4,067        3,736                3,486
       Net realized investment (gains) losses                      3,173       (1,048)               9,853
       Bond amortization (accretion), net                         (1,112)        (103)               1,466
       Other, net                                                 15,136        1,169               (1,523)
                                                               ---------    ---------           ----------
              Net cash provided from operating activities        196,624      136,558               92,184

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                               (243,779)    (204,360)            (239,193)
        Sales                                                     41,353       47,824              111,773
        Calls or maturities                                       91,834       70,954               53,351
      Equity securities available for sale:
        Purchases                                               (437,128)    (386,343)            (120,537)
        Sales                                                    398,306      365,696              108,949
      Purchase of AFI, less cash acquired                        (33,629)          --                   --
      Decrease (increase) in short-term cash investments,
       net                                                       (32,077)      (5,801)               7,046
      Purchase of fixed assets                                    (5,971)      (4,115)              (3,711)
      Sale of fixed assets                                           167          494                  268
                                                               ---------    ---------            ---------
         Net cash used in investing activities                 $(220,924)   $(115,651)           $ (82,054)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                  1996        1995         1994
                                                ---------   ---------   ----------
Cash flows from financing activities:
   Additions to notes payable                   $ 75,000    $     --      $ 25,000
   Principal payments on notes payable           (25,000)         --       (15,000)
   Dividends paid to shareholders                (26,291)    (21,837)      (19,100)
   Proceeds from stock options exercised           1,324         458           275
                                                --------    --------      --------
           Net cash provided by (used in)
             financing activities                 25,033     (21,379)       (8,825)
                                                --------    --------      --------

Net increase (decrease) in cash                      733        (472)        1,305
Cash:
   Beginning of the year                           2,872       3,344         2,039
                                                --------    --------      --------
   End of the year                              $  3,605    $  2,872      $  3,344
                                                ========    ========      ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION

                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

(1)  Significant Accounting Policies

 Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois. Effective December 1, 1996 the financial statements also include newly acquired companies American Fidelity Insurance Company, Cimarron Insurance Company, Inc., AFI Management Company, Inc. (AFIMC), and American Fidelity Lloyds Insurance Company (AFL). AFL is not owned by MGC, but is controlled by MGC through its attorney-in-fact, AFIMC. The acquisition is discussed further in Note 8. Collectively, the newly-acquired companies, including AFL, are referred to as AFI. All of the subsidiaries as a group, including AFL, but excluding AFIMC, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

 Investments

     Fixed maturities available for sale include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Fixed maturities available for sale, which include bonds and sinking fund preferred stocks, are carried at market. Short-term investments are carried at cost, which approximates market. Investments in equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

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

 Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under SFAS No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value is equivalent to the carrying value of receivables, accounts payable and other liabilities. The estimated fair value of notes payable equals their carrying value, which was based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The terms of the notes are discussed in Note 5.

 Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. The liability is stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 1996, 1995 and 1994 were $795,873,000, $636,590,000 and $550,838,000, respectively.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1996 and 1995

(1)  Significant Accounting Policies (Continued)

     One agent produced direct premiums written of approximately 17%, 15% and 13% of the Company's total direct premiums written during 1996, 1995 and 1994, respectively.

 Premium Notes

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

          Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Management believes that

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

(1)  Significant Accounting Policies (Continued)

the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

 Depreciation

     Buildings and furniture and equipment are depreciated over 30-year and 5-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method.

 Earnings per Share

     Earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding of 27,397,173 for 1996, 27,311,707 for 1995, and 27,273,192 for 1994.

 Income Taxes

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.

 Reinsurance

     In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. The ceded amounts are immaterial and are carried in other assets and other receivables. Earned premiums are stated net of deductions for ceded reinsurance.

     The Insurance Companies, as primary insurers, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

 Statements of Cash Flows

     Interest paid during 1996, 1995, and 1994 was $1,882,000, $1,970,000, and
$1,001,000, respectively. Income taxes paid were $30,550,000 in 1996, $18,954,000 in 1995, and $19,315,000 in 1994.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

(1)  Significant Accounting Policies (Continued)

     The balance sheet of AFI at acquisition date included the following assets: investments of $75,310,000, cash of $1,362,000, receivables of $44,418,000 and other assets of $31,124,000. Liabilities assumed in the acquisition included unearned premiums of $50,199,000, loss and loss adjustment expense reserves of $47,039,000 and other liabilities of $19,985,000.

 Stock-Based Compensation

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by SFAS No. 123. Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Footnote
13. Accordingly, adoption of this pronouncement did not have a material effect on the financial statements of the Company.

 Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)  Investments and Investment Income

     A summary of net investment income is shown in the following table:

                                                                  Year ended December 31,
                                                                   (Amounts in thousands)
                                                                ---------------------------
                                                                 1996      1995       1994
                                                                -------   -------   -------
Interest and dividends on fixed maturities...................   $55,132   $50,099   $46,636
Dividends on equity securities...............................    13,385    11,855     7,483
Interest on short-term cash investments......................     2,126     1,456       894
                                                                -------   -------   -------
       Total investment income...............................    70,643    63,410    55,013
Investment expense...........................................       463       446       427
                                                                -------   -------   -------
       Net investment income.................................   $70,180   $62,964   $54,586
                                                                =======   =======   =======


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

(2)  Investments and Investment Income (Continued)

     A summary of net realized investment gains (losses) is as follows:

                                                                                                Year ended December 31,
                                                                                                 (Amounts in thousands)
                                                                                               1996       1995        1994
                                                                                             --------    -------    ---------
Net realized investment gains (losses):
 Fixed maturities..................................................................          $   963     $   (57)    $(4,574)
 Equity securities.................................................................           (4,136)      1,105      (5,279)
                                                                                             -------     -------     -------
                                                                                             $(3,173)    $ 1,048     $(9,853)
                                                                                             =======     =======     =======

  Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

                                                                                                 Year ended December 31,
                                                                                                 (Amounts in thousands)
                                                                                             -------------------------------
                                                                                               1996       1995        1994
                                                                                             --------    -------    --------
Fixed maturities available for sale:
 Gross realized gains..............................................................          $   515     $   346     $   718
 Gross realized losses.............................................................           (1,237)       (822)     (5,633)
                                                                                             -------     -------     -------
   Net.............................................................................          $  (722)    $  (476)    $(4,915)
                                                                                             =======     =======     =======

Equity securities available for sale:
 Gross realized gains..............................................................          $ 2,925     $ 5,154     $   472
 Gross realized losses.............................................................           (7,115)     (4,049)     (5,751)
                                                                                             -------     -------     -------
   Net.............................................................................          $(4,190)    $ 1,105     $(5,279)
                                                                                             =======     =======     =======

     A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable income tax expense (benefit), is as follows:

                                                                                                Year ended December 31,
                                                                                                 (Amounts in thousands)
                                                                                             -------------------------------
                                                                                               1996       1995        1994
                                                                                             --------    -------    --------
Net increase (decrease) in net unrealized
 investment gains (losses):
  Fixed maturities available for sale..............................................          $(8,059)    $49,859     $(48,873)
  Income tax expense (benefit).....................................................           (2,821)     17,451      (17,106)
                                                                                             -------     -------     --------
                                                                                             $(5,238)    $32,408     $(31,767)
                                                                                             =======     =======     ========

  Equity securities................................................................          $(1,589)    $ 8,541     $ (7,285)
  Income tax expense (benefit).....................................................             (556)      2,989     $ (2,549)
                                                                                             -------     -------     --------
                                                                                             $(1,033)    $ 5,552     $ (4,736)
                                                                                             =======     =======     ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1996 and 1995

(2) Investments and Investment Income (Continued)

Accumulated unrealized gains and losses on securities available for sale follows:

                                                                                           December 31,
                                                                                      (Amounts in thousands)
                                                                                      ----------------------
                                                                                         1996        1995
                                                                                         ----        ----
Fixed maturities available for sale:
 Unrealized gains...................................................................   $ 34,555    $ 41,326
 Unrealized losses..................................................................     (5,240)     (3,952)
 Tax effect.........................................................................    (10,260)    (13,081)
                                                                                       --------    --------
                                                                                       $ 19,055    $ 24,293
                                                                                       --------    --------

Equity securities available for sale:
 Unrealized gains...................................................................   $  2,347    $  3,135
 Unrealized losses..................................................................     (2,499)     (1,698)
 Tax effect.........................................................................         53        (503)
                                                                                       --------    --------
                                                                                       $    (99)        934
                                                                                       --------    --------

  Net unrealized investment gains...................................................   $ 18,956    $ 25,227
                                                                                       ========    ========

The amortized cost and estimated market values of investments in fixed maturities available for sale as of December 31, 1996 are as follows:

                                                           Gross             Gross     Estimated
                                                   Amortized  Unrealized  Unrealized    Market
                                                      Cost        Gains      Losses      Value
                                                   ----------   ---------   --------   ---------
                                                              (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.....................     $ 34,218     $    33     $  366    $ 33,885
Obligations of states and political
  subdivisions..................................      781,586      30,817      3,642     808,761
Public utilities................................       12,908         229         87      13,050
Corporate securities............................       29,368         114        304      29,178
Redeemable preferred stock......................       66,713       3,362        841      69,234
                                                     --------     -------    -------    --------
     Totals.....................................     $924,793     $34,555    $ 5,240    $954,108
                                                     ========     =======    =======    ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          December 31, 1996 and 1995

(2) Investments and Investment Income (Continued)

The amortized cost and estimated market values of investments in fixed maturities available for sale as of December 31, 1995 are as follows:

                                                                                    Gross         Gross      Estimated
                                                                   Amortized     Unrealized    Unrealized      Market
                                                                      Cost          Gains        Losses        Value
                                                                   ----------    ----------    ----------    ---------
                                                                                  (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.....................................   $  3,659        $    82        $    3      $  3,738
Obligations of states and political
  subdivisions..................................................    630,811         34,197         1,845       663,163
Public utilities................................................     10,177            783             2        10,958
Corporate securities............................................      7,682            242            81         7,843
Redeemable preferred stock......................................     90,080          6,022         2,021        94,081
                                                                   --------        -------        ------      --------
     Totals.....................................................   $742,409        $41,326        $3,952      $779,783
                                                                   ========        =======        ======      ========

Traditionally, it has been the Company's policy not to invest in high yield or non-investment grade bonds. In 1995, the Company adopted a policy allowing a small percentage of its investments to be placed in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1996 bond holdings rated below investment grade totaled approximately 1.3% of total investments. All but $1.5 million of such holdings were downgraded subsequent to purchase. The average Standard and Poor's rating of the bond portfolio is A.

The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Estimated
                                               Amortized     Market
                                                  Cost        Value
                                               ----------   ---------
                                               (Amounts in thousands)
                                               ----------------------
Fixed maturities available for sale:
   Due in one year or less....................   $ 47,288    $ 48,583
   Due after one year through five years......    207,804     214,782
   Due after five years through ten years.....    405,721     415,942
   Due after ten years........................    263,980     274,801
                                                 --------    --------
                                                 $924,793    $954,108
                                                 ========    ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          December 31, 1996 and 1995

(2)  Investments and Investment Income (Continued)

The Company utilizes repurchase agreements for investing funds overnight. All repurchase agreements utilized require U.S. Treasury securities or obligations of U.S. government corporations or agencies as collateral.

(3) Fixed Assets

       A summary of fixed assets follows:

                                                 December 31,
                                            (Amounts in thousands)
                                          --------------------------
                                                1996        1995
                                                ----        ----
  Land................................       $  6,128    $  6,084
  Buildings...........................         21,430      20,432
  Furniture and equipment.............         23,287      18,410
  Leasehold improvements..............          1,238       1,128
                                             --------    --------
                                               52,083      46,054
  Less accumulated depreciation.......        (22,023)    (18,590)
                                             --------    --------
   Net fixed assets...................       $ 30,060    $ 27,464
                                             ========    ========

(4)  Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized to income are as follows:

                                               Years ended December 31,
                                                (Amounts in thousands)
                                          ----------------------------------
                                               1996       1995       1994
                                               ----       ----       ----
Balance, beginning of year................. $  33,809  $  30,068  $  25,723
DAC acquired in purchase of AFI............     5,850         --         --
Costs deferred during the year.............   167,143    132,484    117,027
Amortization charged to expense............  (160,019)  (128,743)  (112,682)
                                            ---------   --------   --------
Balance, end of year....................... $  46,783  $  33,809  $  30,068
                                            =========   ========   ========

(5)  Notes Payable

    Notes payable at December 31, 1996 consists of three unsecured notes payable under a credit agreement dated November 21, 1996. The combined principal amount on the notes of $75,000,000 is payable on November 21, 1999. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York prime rate or the Eurodollar London Interbank rate (LIBOR). Based on the rates effective through June 25, 1997, the net interest cost on the loan at December 31, 1996 is approximately 6.08%.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          December 31, 1996 and 1995

(5)  Notes Payable (Continued)

     The terms of the loan agreement include certain affirmative and negative covenants, all of which are met by the Company at December 31, 1996.

(6)  Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return.

     The provision for income tax expense (benefit) consists of the following components:


                        Year ended December 31,
                        (Amounts in thousands)
                     -----------------------------
                       1996       1995      1994
                     --------   --------   -------
   Federal
       Current....   $31,880    $24,016    $15,318
       Deferred...    (1,139)       (92)       707
                     -------    -------    -------
                     $30,741    $23,924    $16,025
                     =======    =======    =======
   State
       Current....   $    85    $    98    $    96
       Deferred...        --         --         --
                     -------    -------    -------
                     $    85    $    98    $    96
                     =======    =======    =======
   Total
       Current....   $31,965    $24,114    $15,414
       Deferred...    (1,139)       (92)       707
                     -------    -------    -------
          Total...   $30,826    $24,022    $16,121
                     =======    =======    =======

   The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                                         Year ended December 31,
                                                                         (Amounts in thousands)
                                                                     ------------------------------
                                                                       1996       1995      1994
                                                                     --------   --------   --------
Computed tax expense at 35% ..................................       $ 47,807   $40,013    $ 28,846
Tax-exempt interest income....................................        (15,626)  (13,718)    (12,216)
Dividends received deduction..................................         (4,949)   (4,936)     (4,253)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after August 7, 1986..........          2,974     2,546       2,220
Other, net....................................................            620       117       1,524
                                                                     --------   --------   --------
     Income tax expense.......................................        $30,826   $24,022    $ 16,121
                                                                      =======   =======    ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          December 31, 1996 and 1995

(6)  Income Taxes (Continued)

   The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                                                    December 31,
                                                                               (Amounts in thousands)
                                                                           ------------------------------
                                                                             1996        1995       1994
                                                                           --------   --------    -------
Deferred tax assets
      Discounting of loss reserves and salvage
       and subrogation recoverable for tax
       purposes.........................................................   $  6,123    $ 5,030    $ 5,030
      Tax benefit on net unrealized loss on
       securities carried at market value...............................         --         --      6,856
      Other deferred tax assets.........................................      1,358        638        534
                                                                           --------   --------    -------
        Total gross deferred tax assets.................................      7,481      5,668     12,420
         Less valuation allowance.......................................         --         --         --
                                                                           --------   --------    -------
         Net deferred tax assets........................................      7,481      5,668     12,420
                                                                           --------   --------    -------

Deferred tax liabilities
      Tax liability on net unrealized gain on
       securities carried at market value...............................    (10,207)   (13,584)        --
      Tax depreciation in excess of book
       depreciation.....................................................     (1,270)    (1,184)    (1,192)
      Accretion on bonds................................................       (784)      (742)      (574)
      Other deferred tax liabilities....................................     (1,569)      (316)      (464)
                                                                           --------   --------    -------
                                                                           --------    -------    -------
         Total gross deferred tax liabilities...........................    (13,830)   (15,826)    (2,230)
                                                                           --------   --------    -------
         Net deferred tax assets (liabilities)..........................   $ (6,349)  $(10,158)   $10,190
                                                                           ========   ========    =======


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          December 31, 1996 and 1995

(7)  Reserves for Losses and Loss Adjustment Expenses

   Activity in the reserves for losses and loss adjustment expenses is summarized as follows:


                                                             Year ended December 31,
                                                             (Amounts in thousands)
                                                     --------------------------------------
                                                       1996           1995           1994
                                                     --------       --------       --------
Gross reserves for losses and loss
 adjustment expenses at beginning of year..........  $253,546       $227,499       $215,301
  Less reinsurance recoverable.....................    (2,556)        (4,107)          (776)
                                                     --------       --------       --------
Net reserves, beginning of year....................   250,990        223,392        214,525

Reserves acquired in purchase of AFI...............    24,231             --             --

Incurred losses and loss adjustment expenses
 related to:
  Current year.....................................   505,726        423,264        370,631
  Prior years......................................    (3,868)        (6,708)       (10,074)
                                                     --------       --------       --------
 Total incurred losses and loss adjustment
  expenses.........................................   501,858        416,556        360,557
                                                     --------       --------       --------

Loss and loss adjustment expense payments
 related to:
  Current year.....................................   298,099        243,294        208,418
  Prior years......................................   167,226        145,664        143,272
                                                     --------       --------       --------
Total payments.....................................   465,325        388,958        351,690
                                                     --------       --------       --------

Net reserves for losses and loss adjustment
 expenses at end of year...........................   311,754        250,990        223,392
Reinsurance recoverable............................    24,931          2,556          4,107
                                                     --------       --------       --------
Gross reserves, end of year........................  $336,685       $253,546       $227,499
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

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

(8)  Acquisition of American Fidelity Insurance Company

     Effective November 30, 1996 the Company acquired all of the issued and outstanding common stock of American Fidelity Insurance Company, including its subsidiaries as described in Note 1, for $35.0 million. The acquisition was paid for in cash with funds raised by increasing the Company's notes payable under the bank credit agreement discussed in Note 5. On December 30, 1996 the Company contributed an additional $15.0 million to AFI. The acquisition was accounted for using the purchase method and resulted in a minimal amount of negative goodwill. The purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AFI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

     AFI writes property and casualty insurance, primarily in Oklahoma, Kansas and Texas, where the companies are domiciled. Its primary lines are automobile and mechanical breakdown insurance. The results of operations for the month of December are included in the consolidated financial statements of the Company.

     The following unaudited proforma consolidated results of operations for 1996 and 1995 give effect to the acquisition as though it had occurred at the beginning of each year presented:

                                    Pro Forma Results for the year ended
                                                December 31,
                                          (Amounts in thousands,
                                          except per share data)
                                          ----------------------
                                         1996                1995
                                         ----                ----
    Revenues                             $891,243            $756,728
    Pretax operating income              $136,912            $117,092
    Income before income taxes           $133,691            $118,293
    Net income per share                 $3.79               $3.39

(9)  Dividend Restrictions

     The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domicile states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 1997, the direct insurance subsidiaries of the Company are permitted to pay approximately $61,471,000 in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1996 and 1995

(9)  Dividend Restrictions (Continued)

The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends.

(10)  Statutory Balances and Accounting Practices

    The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1996, there were no material permitted statutory accounting practices utilized by the Insurance Companies. The NAIC is working on a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. When complete, that project will most likely change the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

    The Insurance Companies' statutory net income, as reported to regulatory authorities, was $97,979,000, $86,210,000, and $62,861,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 1996 and 1995 was $594,799,000 and $479,114,000, respectively.

    The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1996 according to the formula issued by the NAIC. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

(11)  Commitments and Contingencies

    The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2002. Total rent expense under these lease agreements, all of which are operating leases, was $1,583,000, $1,461,000 and $1,492,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Mercury Casualty

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1996 and 1995

(11)  Commitments and Contingencies (Continued)

Company will receive minimum future rentals on various noncancellable operating leases on a building in Brea, California. The annual rental commitments, expressed in thousands, are shown as follows:

                                       Rent        Rent
             Year                    Expense      Income
             ----                    -------      ------
             1997...................  $1,599       $(486)
             1998...................  $1,505       $(280)
             1999...................  $1,555       $(238)
             2000...................  $  973       $ (91)
             2001...................  $  525       $  --
             Thereafter.............  $   15       $  --

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

(12)  Profit Sharing Plan

    The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,000,000 for each of the plan years ended December 31, 1996, 1995 and 1994.

    The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $955,000, $773,000, and $762,000 for the plan years ended December 31, 1996, 1995 and 1994.

    Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends received by the ESOP on

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1996 and 1995

(12) Profit Sharing Plan (Continued)

unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP, which was $3,000,000, $4,000,000 and $5,000,000 at December 31, 1996, 1995 and 1994,
respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $1,509,000, $1,145,000 and $919,000 in 1996, 1995 and 1994, respectively. The ESOP shares as of December 31 were as follows:

                                                  1996         1995
                                                  ----         ----
     Allocated shares                              64,400       32,200
     Shares committed-to-be released               32,200       32,200
     Unreleased shares                             64,400       96,600
                                               ----------   ----------
     Total ESOP shares                            161,000      161,000
                                               ==========   ==========
     Market value of unreleased shares at
      December 31,                             $3,381,000   $4,613,000
                                               ==========   ==========

(13)  Common Stock

   The Company adopted a stock option plan in October 1985 (the "1985 Plan") under which 2,700,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

   In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the Company's 1985 Plan. Under the 1995 Plan, 2,700,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted during 1996, 1995 and 1994 become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

                           December 31, 1996 and 1995

(13)  Common Stock (Continued)

   As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $295,000 and $116,000 in 1996 and 1995, respectively, and earnings per share would have been reduced by $.01 in each year. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 2.0 percent for both years, expected volatility of 30 percent for both years and expected lives of 7 years for both years. The risk-free interest rates used were 5.5 and 6.4 percent for the options granted during 1996 and 7.4 and 6.4 percent for the options granted during 1995.

   A summary of the status of the Company's plans as of December 31, 1994, 1995 and 1996 and changes during the years ending on those dates is presented below:


                                                   1996                        1995                     1994
                                          ----------------------        -------------------      ------------------
                                                        Weighted                   Weighted                Weighted
                                                         Average                    Average                 Average
                                                        Exercise                   Exercise                Exercise
                                           Shares         Price          Shares     Price         Shares     Price
                                          -------       --------        -------    --------      -------   --------
Outstanding at beginning of year          365,325        $24.234        237,925     $18.602      264,740    $17.428
Granted during the year                    60,000         46.156        155,000       31.09        4,000     27.000
Exercised during the year                 (61,250)        15.425        (27,600)     14.177      (27,815)     7.393
Canceled or expired                        (2,400)        27.000             --          --       (3,000)    30.125
                                          -------                       -------                  -------
Outstanding at end of year                361,675         28.904        365,325      24.234      237,925     18.602
                                          =======                       =======                  =======

Options exercisable at year-end           134,075                       141,725                  142,725
Weighted-average fair value of options
 granted during the year                   $16.22                        $11.50                      N/A


    The following table summarizes information regarding the stock options outstanding at December 31, 1996:


                         Number        Weighted Avg.      Weighted Avg.        Number         Weighted Avg.
Range of               Outstanding      Remaining           Exercise         Exercisable        Exercise
Exercise Prices        at 12/31/96   Contractual Life         Price          at 12/31/96         Price
---------------        -----------   ----------------     -------------      -----------      -------------
$6.75 to 8.00             69,625          1.67 years         $ 7.864            69,625           $ 7.864
$30.00 to 31.875         232,050          7.58                30.756            64,450            30.544
$43.50 to 48.8125         60,000          9.33                46.156              --                  --
                         -------                                               -------
$6.75 to 48.8125         361,675          6.73                28.904           134,075            18.766
                         =======                                               =======


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

       Section 16(a) of the Securities Exchange Act of 1934 requires the directors, officers and certain other employees of the registrant, and persons who own more than ten percent of a registered class of the registrant's equity securities, ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the registrant. Due dates for these reports have been established and the registrant is required to disclose any failure to file by these dates during 1996. To the registrant's knowledge, all of these requirements were satisfied.

Item 11.  Executive Compensation
          ----------------------

Item 12.  Security ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   Information regarding executive officers of the Company is included in Part
I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 14, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 1996 are contained herein as listed in the Index to Consolidated Financial Statements on page 29.

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

   3.  Exhibits:
        3.1**   Articles of Incorporation of the Company, as amended to date.
        3.2@@   By-laws of the Company, as amended to date.
        4.1*    Shareholders' Agreement dated as of October 7, 1985 among the
                Company, George Joseph and Gloria Joseph.
       10.1*    Form of Agency Contract.

       10.2# Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company and California Automobile Insurance Company.

       10.3##   Profit Sharing Plan, as Amended and Restated as of March 11,
                1994.
       10.4## ESOP Feature Trust Agreement between the Company and Wells Fargo Bank, N.A., as Trustee, effective March 1, 1994.
       10.5## ESOP Loan Agreement between Union Bank and Wells Fargo Bank, N.A., as Trustee, of the Mercury General Corporation ESOP Feature Trust dated as of March 11, 1994.
       10.6##   Continuing Guaranty, dated as of March 11, 1994, executed by
                Mercury General Corporation in favor of Union Bank.
       10.7**   Amendment 1994-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.8** Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
       10.9 Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
       10.10 Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
       10.11 Revolving Credit Agreement by and among Mercury General Corporation, the Lenders Party Thereto and The Bank of New York, as Agent dated as of November 21, 1996.
       10.12** Property Per Risk Excess of Loss Reinsurance Agreement between National Reinsurance Corporation and Mercury Casualty Company, effective April 1, 1995.
       10.13** Endorsement No. 1 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
       10.14@@ Endorsement No. 2 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
       10.15@@ Endorsement No. 3 to the Property Per Risk Excess of Loss Agreement effective April 1, 1995.
       10.16@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Illinois.
       10.17@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Indemnity Company of Illinois.
       10.18@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Georgia.
       10.19@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Indemnity Company of Georgia.

       10.20@  The 1995 Equity Participation Plan.
       10.21 Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.
       21.1    Subsidiaries of the Company.
       23.1    Accountants' Consent.
       27.1    Financial Data Schedule

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

@@ This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and is incorporated herein by this reference.

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


    Signature                           Title                      Date
    ---------                           -----                      ----
                                Chief Executive Officer
                                         and
                                 Chairman of the Board
     GEORGE JOSEPH           (Principal Executive Officer)    March 18, 1997
--------------------------
     George Joseph


                                Chief Financial Officer
     KEITH L. PARKER        (Principal Financial Officer)     March 18, 1997
--------------------------
     Keith L. Parker


                            Vice President and Controller
     DONNA J. MOORE         (Principal Accounting Officer)    March 18, 1997
--------------------------
     Donna J. Moore


      NATHAN BESSIN                   Director                March 18, 1997
--------------------------
      Nathan Bessin


     BRUCE A. BUNNER                  Director                March 18, 1997
--------------------------
     Bruce A. Bunner


    MICHAEL D. CURTIUS                Director                March 18, 1997
--------------------------
    Michael D. Curtius



    Signature                          Title                       Date
    ---------                          -----                       ----

    RICHARD E. GRAYSON                Director                 March 18, 1997
--------------------------
    Richard E. Grayson


      GLORIA JOSEPH                   Director                 March 18, 1997
---------------------------
      Gloria Joseph


      CHARLES MCCLUNG                 Director                 March 18, 1997
---------------------------
      Charles McClung


      DONALD P. NEWELL                Director                 March 18, 1997
---------------------------
      Donald P. Newell


    DONALD R. SPUEHLER                Director                 March 18, 1997
---------------------------
    Donald R. Spuehler


               AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Mercury General Corporation:


   Under date of February 21, 1997, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK LLP



Los Angeles, California
February 21, 1997

                                                                      SCHEDULE I

                          MERCURY GENERAL CORPORATION

                            SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                             AMOUNTS IN THOUSANDS


                                                                                   Amount at
                                                                                  which shown
                                                                                    in the
Type of Investment                                     Cost         Value        balance sheet
------------------                                   --------     ----------     -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.........................       $ 34,218     $   33,885        $   33,885
      States, Municipalities..................        781,586        808,761           808,761
      Public utilities........................         12,908         13,050            13,050
      All other corporate bonds...............         29,368         29,178            29,178
    Redeemable preferred stock................         66,713         69,234            69,234
                                                   ----------       --------        ----------

      Total fixed maturities available for
        sale..................................        924,793        954,108           954,108
                                                   ----------       --------        ----------

Equity securities:
    Common stocks:
      Public utilities........................         20,726         21,360            21,360
      Banks, trust and insurance companies....            544            493               493
      Industrial, Miscellaneous and
       all other..............................          1,535          2,209             2,209
    Nonredeemable preferred stocks............        125,459        124,050           124,050
                                                   ----------       --------        ----------

      Total equity securities available for
        sale..................................        148,264        148,112           148,112
                                                   ----------       --------        ----------

Short-term investments........................         66,067                           66,067
                                                   ----------                       ----------

      Total investments.......................     $1,139,124                       $1,168,287
                                                   ==========                       ==========


                          MERCURY GENERAL CORPORATION

                            SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1995

                             AMOUNTS IN THOUSANDS

                                                                           Amount at
                                                                          which shown
                                                                            in the
Type of Investment                                  Cost        Value    balance sheet
------------------                                --------    --------   -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government..........................   $  3,659    $  3,738        $  3,738
      States, Municipalities...................    630,811     663,163         663,163
      Public utilities.........................     10,177      10,958          10,958
      All other corporate bonds................      7,682       7,843           7,843
     Redeemable preferred stock................     90,080      94,081          94,081
                                                  --------    --------        --------

      Total fixed maturities available for
       sale....................................    742,409     779,783         779,783
                                                  --------    --------        --------

Equity securities:
    Common stocks:
      Public utilities.........................     18,787      19,714          19,714
      Banks, trust and insurance companies.....        535         469             469
      Industrial, Miscellaneous and
       all other...............................      1,133       1,524           1,524
     Nonredeemable preferred stocks............     93,023      93,208          93,208
                                                  --------    --------        --------

      Total equity securities available for
       sale....................................    113,478     114,915         114,915
                                                  --------    --------        --------

Short-term investments.........................     28,496                      28,496
                                                  --------                    --------

      Total investments........................   $884,383                    $923,194
                                                  ========                    ========


                                                            SCHEDULE II

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                              Amounts in thousands

                                     ASSETS

                                                                          1996       1995
                                                                        --------   --------
Investments:
      Fixed maturities available for sale (amortized
        cost $3,003 in 1996 and $3,771 in 1995)......................   $  3,012   $  3,770
      Equity securities, available for sale (cost
        $17,169 in 1996 and $12,943 in 1995).........................     16,877     12,841
      Short-term cash investments....................................      8,090      4,746
      Investment in subsidiaries.....................................    697,059    574,224
                                                                        --------   --------
              Total investments......................................    725,038    595,581

Amounts due from affiliates..........................................      5,014      3,834
Income taxes.........................................................      1,988      2,615
Other assets.........................................................      2,303      2,110
                                                                        --------   --------
                                                                        $734,343   $604,140
                                                                        ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable........................................................   $ 75,000    $25,000
Accounts payable and accrued expenses................................     12,311      8,611
Other liabilities....................................................      5,807      5,341
                                                                        --------   --------
       Total liabilities.............................................     93,118     38,952
                                                                        --------   --------
Shareholders' equity:
       Common stock..................................................     42,644     40,895
       Net unrealized investment gains ..............................     18,959     25,227
    Unearned ESOP compensation.......................................     (2,000)    (3,084)
    Retained earnings................................................    581,622    502,150
                                                                        --------   --------
        Total shareholders' equity...................................    641,225    565,188
                                                                        --------   --------
                                                                        $734,343   $604,140
                                                                        ========   ========

                  See notes to condensed financial information

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                      Three years ended December 31, 1996

                              Amounts in thousands

                                                                  1996       1995       1994
                                                                --------   --------   --------
Revenues:
  Net investment income......................................   $  1,489   $  1,824   $  1,389
  Management fee income from subsidiaries....................    118,657    101,823    101,858
  Other......................................................          8         27       (704)
                                                                --------   --------   --------
      Total revenues.........................................    120,154    103,674    102,543
                                                                --------   --------   --------
Expenses:
  Loss adjustment expenses...................................     79,934     68,048     68,771
  Policy acquisition costs...................................     20,345     17,087     17,953
  Other operating expenses...................................     19,336     16,627     15,544
  Interest...................................................      2,004      2,040      1,025
                                                                --------   --------   --------
      Total expenses.........................................    121,619    103,802    103,293
                                                                --------   --------   --------
  Loss before income taxes and equity in net
   income of subsidiaries....................................     (1,465)      (128)      (750)

Income tax benefit...........................................       (536)      (386)      (506)
                                                                --------   --------   --------

  Income (loss) before equity in net income
   of subsidiaries...........................................       (929)       258       (244)

Equity in net income of subsidiaries.........................    106,693     90,043     66,539
                                                                --------   --------   --------
   Net income................................................   $105,764   $ 90,301   $ 66,295
                                                                ========   ========   ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1996

                              AMOUNTS IN THOUSANDS

                                                                    1996        1995        1994
                                                                  --------    --------    --------
Cash flows from operating activities:
  Net cash provided from operating activities...................  $ 32,510    $ 25,526    $ 20,367

Cash flows from investing activities:
  Acquisition of American Fidelity Insurance
   Company......................................................   (34,991)         --          --
  Capital contribution to subsidiaries..........................   (15,000)       (500)    (10,000)
  Fixed maturities, at market:
    Purchases...................................................      (807)     (1,051)       (547)
    Sales.......................................................       475         335          --
    Calls or maturities.........................................     1,072         349       2,632
  Equity securities:
    Purchases...................................................   (47,597)    (49,390)    (20,105)
    Sales.......................................................    42,934      48,675      16,461
  Increase in short term cash investments, net..................    (3,344)     (2,708)       (365)
  Other, net....................................................        --          --          31
                                                                  --------    --------    --------
      Net cash used in investing activities.....................   (57,258)     (4,290)    (11,893)

Cash flows from financing activities:
  Additions to notes payable....................................    75,000          --      25,000
  Principal payments on notes payable...........................   (25,000)         --     (15,000)
  Dividends paid to shareholders................................   (26,291)    (21,837)    (19,100)
  Stock options exercised.......................................     1,324         458         275
                                                                  --------    --------    --------
     Net cash used in financing activities......................    25,033     (21,379)     (8,825)

Net increase (decrease) in cash................................        284        (143)       (351)
Cash:
  Beginning of the year........................................     (1,340)     (1,197)       (846)
                                                                  --------    --------    --------
  End of the year..............................................   $ (1,056)   $ (1,340)   $ (1,197)
                                                                  ========    ========    ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO CONDENSED FINANCIAL INFORMATION

                          December 31, 1996 and 1995

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

Dividends Received From Subsidiaries

   Dividends of $27,700,000, $24,500,000, and $20,000,000 were received by the
Company from its wholly-owned subsidiaries in 1996, 1995 and 1994, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

   At December 31, 1996 and 1995, the Company had cash overdrafts of $1,056,000 and $1,340,000, respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                          MERCURY GENERAL CORPORATION

                                  REINSURANCE

                      THREE YEARS ENDED DECEMBER 31, 1996

                             AMOUNTS IN THOUSANDS


                                                  Ceded to
                                       Gross       other                 Net
                                       amount    companies   Assumed    amount
                                      --------   ---------   -------   --------
Property and Liability insurance
   1996............................   $757,447      $3,138      $415   $754,724
   1995............................   $619,404      $3,444      $366   $616,326
   1994............................   $530,224      $1,321      $487   $529,390

                                 EXHIBIT INDEX


    3.1**   Articles of Incorporation of the Company, as amended to date.
    3.2@@   By-laws of the Company, as amended to date.
    4.1*    Shareholders' Agreement dated as of October 7, 1985 among the
            Company, George Joseph and Gloria Joseph.
   10.1*    Form of Agency Contract.
   10.2#    Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company
            and California Automobile Insurance Company.
   10.3##   Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
   10.4##   ESOP Feature Trust Agreement between the Company and Wells Fargo
            Bank, N.A., as Trustee, effective March 1, 1994.
   10.5##   ESOP Loan Agreement between Union Bank and Wells Fargo Bank, N.A., as Trustee, of the Mercury General Corporation ESOP Feature Trust
            dated as of March 11, 1994.
   10.6##   Continuing Guaranty, dated as of March 11, 1994, executed by
            Mercury General Corporation in favor of Union Bank.
   10.7**   Amendment 1994-I to the Mercury General Corporation Profit Sharing
            Plan.
   10.8**   Amendment 1994-II to the Mercury General Corporation Profit
            Sharing Plan.
   10.9     Amendment 1996-I to the Mercury General Corporation Profit Sharing
            Plan.
   10.10    Amendment 1997-I to the Mercury General Corporation Profit Sharing
            Plan.
   10.11    Revolving Credit Agreement by and among Mercury General
            Corporation, the Lenders Party Thereto and The Bank of New York,
            as Agent dated as of November 21, 1996.
   10.12**  Property Per Risk Excess of Loss Reinsurance Agreement between
            National Reinsurance Corporation and Mercury Casualty Company,
            effective April 1, 1995.
   10.13**  Endorsement No. 1 to the Property Per Risk Excess of Loss
            Agreement effective April 1, 1995.
   10.14@@  Endorsement No. 2 to the Property Per Risk Excess of Loss
            Agreement effective April 1, 1995.
   10.15@@  Endorsement No. 3 to the Property Per Risk Excess of Loss
            Agreement effective April 1, 1995.
   10.16@@  Management Agreement effective January 1, 1995 between the
            Company and Mercury Insurance Company of Illinois.
   10.17@@  Management Agreement effective January 1, 1995 between the
            Company and Mercury Indemnity Company of Illinois.
   10.18@@  Management Agreement effective January 1, 1995 between the
            Company and Mercury Insurance Company of Georgia.
   10.19@@  Management Agreement effective January 1, 1995 between the
            Company and Mercury Indemnity Company of Georgia.
   10.20@   The 1995 Equity Participation Plan.
   10.21    Stock Purchase Agreement between Mercury General Corporation as
            Purchaser and AFC as Seller dated November 15, 1996.
   21.1     Subsidiaries of the Company.
   23.1     Accountants' Consent.
   27.1     Financial Data Schedule

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

      @@ This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and is incorporated herein by this reference.

            (b) Reports on Form 8-K:
                None