Form 10-Q
period 1997-03-31
MERCURY GENERAL CORP
filed 1997-05-13
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended March 31, 1997       Commission File No. 0-3681


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

At May 8, 1997, the Registrant had issued and outstanding an aggregate of 27,532,925 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                          AND SUBSIDIARIES (WITH AFI)

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                                         March 31,  December 31,
                                                                            1997         1996
                                                                         ----------   ----------
Investments:
   Fixed maturities available for sale (amortized cost
    $984,854 in 1997 and $924,793 in 1996)............................   $1,002,504   $  954,108
   Equity securities available for sale (cost $156,695
    in 1997 and $148,264 in 1996).....................................      154,321      148,112
   Short-term cash investments, at cost, which approxi-
    mates market......................................................       46,798       66,067
                                                                          ---------    ---------
         Total investments............................................    1,203,623    1,168,287
Cash..................................................................        6,291        3,605
Receivables:
   Premiums receivable................................................       96,002       83,748
   Premium notes......................................................       12,938       12,395
   Accrued investment income..........................................       17,832       18,410
   Other..............................................................       27,679       29,655
                                                                          ---------    ---------
                                                                            154,451      144,208
Deferred policy acquisition costs.....................................       50,650       46,783
Fixed assets, net.....................................................       30,306       30,060
Other assets..........................................................       25,323       26,984
                                                                          ---------    ---------
                                                                         $1,470,644   $1,419,927
                                                                          =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses...................................   $  348,976   $  336,685
Unearned premiums.....................................................      281,434      260,878
Notes payable.........................................................       75,000       75,000
Loss drafts payable...................................................       27,443       29,032
Accounts payable and accrued expenses.................................       32,584       36,463
Current income taxes..................................................        8,679        1,590
Deferred income taxes.................................................          745        6,349
Other liabilities.....................................................       39,560       32,708
                                                                           --------     --------
         Total liabilities............................................      814,421      778,705
                                                                           --------     --------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 30,000,000 shares; issued and outstanding
     27,531,425 shares in 1997 and 27,503,925 shares in
     1996............................................................        43,568       42,644
   Net unrealized investment gains...................................         9,930       18,956
   Unearned ESOP compensation........................................        (1,750)      (2,000)
   Retained earnings.................................................       604,475      581,622
                                                                           --------     --------
         Total shareholders' equity..................................       656,223      641,222
                                                                           --------     --------
   Commitments and contingencies.....................................    $1,470,644   $1,419,927
                                                                          =========    =========

                          MERCURY GENERAL CORPORATION
                          AND SUBSIDIARIES  (WITH AFI)

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA


                                                      1997       1996
                                                    --------   --------
Revenues:
  Earned premiums                                   $235,579   $169,563
  Net investment income                               20,323     16,437
  Net realized investment gains                          509        203
  Other                                                1,305        797
                                                    --------   --------

   Total revenues                                    257,716    187,000
                                                    --------   --------

Expenses:
  Losses and loss adjustment expenses                158,024    117,418
  Policy acquisition costs                            50,502     35,833
  Other operating expenses                             8,105      5,858
  Interest                                             1,215        471
                                                    --------   --------

   Total expenses                                    217,846    159,580
                                                    --------   --------

  Income before income taxes                          39,870     27,420

Income taxes                                           9,052      5,510
                                                    --------   --------

  Net income                                        $ 30,818   $ 21,910
                                                    ========   ========

EARNINGS PER SHARE (average shares outstanding
 27,455,289 in 1997 and 27,359,034 in 1996)         $   1.12   $    .80
                                                    ========   ========

Dividends declared per share                        $    .29   $    .24
                                                    ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                      1997        1996
                                                                   ----------   ---------
Cash flows from operating activities:
   Net income                                                       $ 30,818    $ 21,910
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss
       adjustment expenses                                            12,291       8,258
      Increase in unearned premiums                                   20,556      10,146
      Decrease (increase) in premium notes receivable                   (543)        209
      Increase in premiums receivable                                (12,254)     (4,195)
      Increase in deferred policy acquisition costs                   (3,867)     (1,646)
      Increase (decrease) in loss drafts payable                      (1,589)      2,393
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                                6,346       4,857
      Increase (decrease) in accounts payable and
       accrued expenses                                               (3,879)      2,370
      Depreciation                                                     1,121         881
      Net realized investment gains                                     (509)       (203)
      Bond amortization (accretion), net                                (433)       (165)
      Other, net                                                      11,540       4,705
                                                                    --------    --------
            Net cash provided from operating activities               59,598      49,520

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                    (81,219)    (58,288)
        Sales                                                          5,228       9,132
        Calls or maturities                                           18,991      27,526
      Equity securities available for sale:
        Purchases                                                   (121,014)   (104,735)
        Sales                                                        110,464      98,554
      Decrease (increase) in short-term cash
        investments, net                                              19,269     (12,822)
      Purchase of fixed assets                                        (1,572)     (1,638)
      Sale of fixed assets                                               205          37
                                                                    --------    --------
        Net cash used in investing activities                       $(49,648)   $(42,234)




                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                               1997      1996
                                                             --------   -------
Cash flows from financing activities:
   Dividends paid to shareholders                            $(7,965)   $(6,568)
   Proceeds from stock options exercised                         701        472
                                                             -------    -------
            Net cash used in financing activities             (7,264)    (6,096)
                                                             -------    -------

Net increase in cash                                           2,686      1,190
Cash:
   Beginning of the year                                       3,605      2,872
                                                             -------    -------
   End of the year                                           $ 6,291    $ 4,062
                                                             =======    =======

Supplemental disclosures of cash flow information:
   Interest paid during the period                           $ 1,205    $   533
   Income taxes paid during the period                       $ 2,520    $   550


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 1997 and the results of operations and cash flows for the periods presented have been made.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

     Premiums earned in the first quarter of 1996, including $15.7 million contributed by the American Fidelity Insurance Group (AFI), increased 38.9% from the corresponding period in 1996. Excluding AFI, the year-to-year increase was 29.7%. Since the AFI acquisition in December 1996 was accounted for as a purchase, its operating results have been consolidated only in the current reporting period, and year-to-year comparisons are not strictly comparable. California premiums written grew approximately 34% in the quarter versus approximately 25% for all of 1996, reflecting a new California law effective January 1, 1997, which requires proof of insurance for the registration (new or renewal) of a motor vehicle. The print advertising program instituted in December 1995 has been suspended due to the volume of business generated by the new law.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 67.1%, compared with 69.2% in 1996. The lower loss ratio in 1997 reflects continuing favorable loss experience in the bodily injury line. In addition, 1996 was adversely affected by an increase in weather-related claims associated with heavy rainfall and severe flooding in California. AFI's loss ratio for the period was 63.1%. Seasonal weather patterns tend to influence AFI's loss experience favorably in the first quarter of the year, in contrast to Mercury's exposure to weather-related losses in California's December to March rainy season.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1997 was 24.9%, compared to 24.6% in 1995. Excluding AFI, the expense ratio was 24.5%, virtually unchanged from 1996.

     The combined ratio of losses and expenses (GAAP basis) was 92.0%, compared with 93.8% in 1995, resulting in an underwriting gain for the period of $18.9 million, compared with $10.5 million a year ago.

     Investment income in the quarter, including $1.5 million from AFI, was $20.3 million, compared with $16.4 million in the first quarter of 1996. The after-tax yield on average investments of $1,169.7 million (fixed maturities at cost, equities at market) was 6.2%, compared with 6.52% on average investments of $910.3 million in the 1996 first quarter. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments, a lower effective yield from equities and a lower yield on the securities of AFI. New investments in bonds are currently being made at after-tax yields ranging from approximately 5.5%-5.75%, while after-tax dividends on equities being purchased range from approximately 6.35% to 6.5%. The decrease in market values since December 31, 1996 reflects principally the increase in interest rates which occurred during the period.

     Realized investment gains were $509,000 in the 1997 first quarter, compared with realized gains of $203,000 in 1995.

     The income tax provision in the first quarter of $9.1 million represented an effective tax rate of 22.7%, compared with an effective rate of 20.1% in the 1996 first quarter. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax-exempt investment income.

     Net income in the quarter of $30.8 million, or $1.12 per share, compares with $21.9 million, or $.80 per share, in 1996. AFI's net income contributed $.07 per share to 1997 results, $.05 per share after the cost of financing related to the acquisition. Per share results are based on 27.5 million average shares outstanding in 1997 and 27.4 million shares in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first quarter of 1997 was $59.6 million, while funds derived from the sale, call or maturity of investments was $134.7 million, of which approximately 82% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $60.1 million during the period. Equity investments, including perpetual preferred stocks, increased by $8.4 million at cost, and short-term cash investments decreased by $19.3 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $18.7 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,141.5 million at March 31, 1997 by $15.3 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $9.9 million at March 31, 1997 compared with an unrealized gain of $19.0 million at December 31, 1996.

     The Company's cash and short term investments totaled $53.1 million at March 31, 1997. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 1.5% of total fixed maturities at March 31, 1997 were rated below investment grade. The average rating of the $917.2 million bond portfolio (at amortized cost) was A, while the average effective maturity, excluding AFI, giving effect to anticipated early call, approximates 9.1 years. The modified duration of the bond portfolio, excluding AFI, approximates 6.7 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $984.9 million (at cost) include $67.6 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $154.3 million at market (cost $156.7 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 23.5% of total shareholders' equity.

     As of March 31, 1997, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $610.9 million at March 31, 1997 and net written premiums for the twelve months ended on that date of $917.4 million, the ratio of writings to surplus was approximately 1.5 to 1.


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