Form 10-Q
period 1997-06-30
MERCURY GENERAL CORP
filed 1997-08-13
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended June 30, 1997        Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

  At August 8, 1997, the Registrant had issued and outstanding an aggregate of 27,546,075 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                        June 30,    December 31,
                                                                          1997          1996
                                                                          ----          ----
                                  A S S E T S
Investments:
 Fixed maturities available for sale (amortized cost
  $1,036,794 in 1997 and $924,793 in 1996)..........................   $1,074,764     $  954,108
 Equity securities available for sale (cost $160,821
  in 1997 and $148,264 in 1996).....................................      160,462        148,112
 Short-term cash investments, at cost, which approxi-
  mates market......................................................       46,937         66,067
                                                                       ----------     ----------
   Total investments................................................    1,282,163      1,168,287
Cash................................................................        5,771          3,605
Receivables:
 Premiums receivable................................................       98,021         83,748
 Premium notes......................................................       13,832         12,395
 Accrued investment income..........................................       20,354         18,410
 Other..............................................................       30,317         29,655
                                                                       ----------     ----------
                                                                          162,524        144,208
Deferred policy acquisition costs...................................       52,792         46,783
Fixed assets, net...................................................       30,795         30,060
Other assets........................................................       22,544         26,984
                                                                       ----------     ----------
                                                                       $1,556,589     $1,419,927
                                                                       ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.................................   $  377,759     $  336,685
Unearned premiums...................................................      290,924        260,878
Notes payable.......................................................       75,000         75,000
Loss drafts payable.................................................       27,490         29,032
Accounts payable and accrued expenses...............................       39,678         36,463
Current income taxes................................................        2,227          1,590
Deferred income taxes...............................................        8,037          6,349
Other liabilities...................................................       36,110         32,708
                                                                       ----------     ----------
    Total liabilities...............................................      857,225        778,705
                                                                       ----------     ----------
Shareholders' equity:
 Common stock without par value or stated value.
  Authorized 35,000,000 shares; issued and outstanding
   27,544,075 shares in 1997 and 27,503,925 shares in
   1996.............................................................       44,017         42,644
 Net unrealized investment gains....................................       24,448         18,956
 Unearned ESOP compensation.........................................       (1,500)        (2,000)
 Retained earnings..................................................      632,399        581,622
                                                                       ----------     ----------
    Total shareholders' equity......................................      699,364        641,222
                                                                       ----------     ----------
 Commitments and contingencies......................................   $1,556,589     $1,419,927
                                                                       ==========     ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1997       1996
                                                    --------   ---------

Revenues:
   Earned premiums                                  $255,119   $181,254
   Net investment income                              20,456     17,443
   Net realized investment gains (losses)                324     (1,275)
   Other                                               1,106        777
                                                    --------   --------

       Total revenues                                277,005    198,199
                                                    --------   --------

Expenses:
   Incurred losses                                   165,176    119,497
   Policy acquisition costs                           54,778     38,586
   Other operating expenses                            7,863      5,493
   Interest                                            1,221        438
                                                    --------   --------

       Total expenses                                229,038    164,014
                                                    --------   --------

Income before income taxes                            47,967     34,185

Income taxes                                          12,074      7,602
                                                    --------   --------

Net income                                          $ 35,893   $ 26,583
                                                    ========   ========

EARNINGS PER SHARE (average shares outstanding
 27,483,900 in 1997 and 27,388,979 in 1996)            $1.31       $.97
                                                    ========   ========

Dividends declared per share                            $.29       $.24
                                                    ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                      1997        1996
                                                    ---------   ---------
Revenues:
  Earned premiums                                    $490,698   $350,817
  Net investment income                                40,779     33,880
  Net realized investment gains (losses)                  833     (1,072)
  Other                                                 2,411      1,574
                                                     --------   --------

       Total revenues                                 534,721    385,199
                                                     --------   --------

Expenses:
  Incurred losses                                     323,200    236,915
  Policy acquisition costs                            105,280     74,419
  Other operating expenses                             15,968     11,351
  Interest                                              2,436        909
                                                     --------   --------

       Total expenses                                 446,884    323,594
                                                     --------   --------

Income before income taxes                             87,837     61,605

Income taxes                                           21,126     13,112
                                                     --------   --------

Net income                                           $ 66,711   $ 48,493
                                                     ========   ========

EARNINGS PER SHARE (average shares outstanding
 27,469,674 in 1997 and 27,374,006 in 1996)             $2.43      $1.77
                                                     ========   ========

Dividends declared per share                             $.58       $.48
                                                     ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                      1997        1996
                                                                   ----------   ---------
Cash flows from operating activities:
   Net income                                                      $  66,711    $ 48,493
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                       41,074      13,826
      Increase in unearned premiums                                   30,046      19,921
      Increase in premium notes receivable                            (1,437)       (231)
      Increase in premiums receivable                                (14,273)     (7,652)
      Increase in deferred policy acquisition costs                   (6,009)     (3,253)
      Increase (decrease) in loss drafts payable                      (1,542)      1,674
      Increase (decrease) in accrued income taxes,
       excluding deferred tax on change in unrealized gain              (629)        799
      Increase in accounts payable and accrued expenses                3,215       2,309
      Depreciation                                                     2,322       1,855
      Net realized investment (gains) losses                            (833)      1,072
      Bond accretion, net                                               (903)       (427)
      Other, net                                                       6,036       3,501
                                                                   ---------    --------
                  Net cash provided from operating activities        123,778      81,887

Cash flows from investing activities:
     Fixed maturities available for sale:
       Purchases                                                     (168,514)  (103,277)
       Sales                                                           24,797      17,985
       Calls or maturities                                             33,118      42,034
     Equity securities available for sale:
        Purchases                                                    (212,884)  (195,063)
        Sales                                                        200,661     179,549
      Increase (decrease) in short-term cash investments,
       net                                                            19,130      (6,480)
      Purchase of fixed assets                                        (3,577)     (2,829)
      Sale of fixed assets                                               745          84
                                                                   ---------    --------
           Net cash used in investing activities                   $(106,524)   $(67,997)



                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                               1997        1996
                                                             ---------   ---------
Cash flows from financing activities:
   Dividends paid to shareholders                            $(15,934)   $(13,139)
   Proceeds from stock options exercised, net of
    related tax benefit                                           846         673
                                                             --------    --------
                  Net cash used in financing activities       (15,088)    (12,466)
                                                             --------    --------
Net increase in cash                                            2,166       1,424
Cash:
   Beginning of the year                                        3,605       2,872
                                                             --------    --------
   End of the year                                           $  5,771    $  4,296
                                                             ========    ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                           $  2,521    $    926
   Income taxes paid during the period                       $ 21,532    $ 12,195

                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1997 and the results of operations and cash flows for the periods presented have been made.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

     Premiums earned in the first half of 1997, including $32.0 million contributed by the American Fidelity Insurance Group (AFI), increased 39.9% from the corresponding period in 1996. Excluding AFI, the year-to-year increase was 30.8% for the first six months and 31.9% for the second quarter. Since the AFI acquisition in December 1996 was accounted for as a purchase, its operating results have been consolidated only in the current reporting period, and year-to-year comparisons are not strictly comparable. California premiums written grew approximately 32% in the period versus approximately 25% for all of 1996, reflecting a new California law effective January 1, 1997, which requires proof of insurance for the registration (new or renewal) of a motor vehicle. The print advertising program instituted in December 1995 has been suspended due to the volume of business generated by the new law.

     The loss ratio in the first half (loss and loss adjustment expenses related to premiums earned) was 65.9%, compared with 67.5% in 1996. The loss ratio for the second quarter was 64.7% in 1997 versus 65.9% in 1996. The lower loss ratios in 1997 reflect continuing favorable loss experience in the bodily injury line. In addition, 1996 was adversely affected in the first quarter by an increase in weather-related claims associated with heavy rainfall and severe flooding in California. AFI's loss ratio for the six months was 66.2% and 70.2% for the quarter. Seasonal weather patterns tend to influence AFI's loss experience favorably in the first quarter of the year and adversely in the second quarter, in contrast to Mercury's exposure to weather-related losses in California's December to March rainy season.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first half of 1997 was 24.7%, compared to 24.5% in 1996. The expense ratio in the second quarter was 24.6% in 1997 versus 24.3% in 1996. The increase reflects higher commission rates paid to California agents and the effect of AFI's higher expense ratio.

     The combined ratio of losses and expenses (GAAP basis) was 90.6%, compared with 92.0% in 1996, resulting in an underwriting gain for the period of $46.3 million, compared with $28.1 million a year ago.

     Investment income in the first half, including $3.0 million from AFI, was $40.8 million, compared with $33.9 million in the first half of 1996. The after-tax yield on average investments of $1,195.6 million (fixed maturities at cost, equities at market) was 6.1% compared with 6.6% on average investments of $922.6 million in the 1996 first half. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments, a lower effective yield from equities and a lower after-tax yield on the securities of AFI. New investments in bonds and equities combined are currently being made at after-tax yields of 5.5%. The improvement in market values since December 31, 1996 reflects principally the decrease in interest rates which occurred during the second quarter.

     Realized investment gains in 1997 were $833,000 in the first half and $324,000 in the quarter, compared with realized losses of $1,072,000 and $1,275,000 in 1996, respectively. The losses in 1996 were primarily related to yield-enhancing bond swaps designed to recapture capital gains taxes paid in prior years.

     The income tax provision in the first half of $21.1 million represented an effective tax rate of 24.1%, compared with an effective rate of 21.3% in 1996. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax sheltered investment income.

     Net income in the first half of $66.7 million, or $2.43 per share, compares with $48.5 million, or $1.77 per share, in 1996. AFI's net income contributed $.11 per share to 1997 results on a gross basis, or $.07 per share after the cost of financing related to the acquisition. Net income during the second quarter was $35.9 million in 1997 versus $26.6 million in 1996. Per share results are based on 27.5 million average shares outstanding in 1997 and 27.4 million shares in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first half of 1997 was $123.8 million, while funds derived from the sale, call or maturity of investments was $258.6 million, of which approximately 78% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $112.0 million during the period. Equity investments, including perpetual preferred stocks, increased by $12.6 million at cost, and short-term cash investments decreased by $19.1 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $52.7 million.

     The market value of all investments exceeded amortized cost of $1,244.6 million at June 30, 1997 by $37.6 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $24.4 million at June 30, 1997, compared with an unrealized gain of $19.0 million at December 31, 1996.

     The Company's cash and short term investments totaled $52.7 million at June 30, 1997. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 1.4% of total fixed maturities at June 30, 1997 were rated below investment grade. The average rating of the $971.7 million bond portfolio (at amortized cost) was Aa3/AA-, while the average effective maturity giving effect to anticipated early call, approximates 8.9 years. The modified duration of the bond portfolio approximates 6.6 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,036.8 million (at cost) include $65.1 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $160.5 million at market (cost $160.8 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 22.9% of total shareholders' equity.

     As of June 30, 1997, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $639.9 million at June 30, 1997 and net written premiums for the twelve months ended on that date of $949.4 million, the ratio of writings to surplus was approximately 1.5 to 1.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 14, 1997.

     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

     1. Election of Directors
        ---------------------
        Nominee                         Number of           Number of
        -------
                                     shares voted FOR     shares Withheld
                                     ----------------     ---------------
      George Joseph                      26,302,856           135,766
      Charles E. McClung                 26,303,655           134,967
      Gloria Joseph                      26,305,631           132,991
      Donald R. Spuehler                 26,307,406           131,216
      Richard E. Grayson                 26,306,905           131,717
      Donald P. Newell                   25,976,306           462,316
      Bruce A. Bunner                    26,307,206           131,416
      Nathan Bessin                      26,305,956           132,666
      Michael D. Curtius                 26,304,106           134,516

     2.   Proposal to amend the Articles of Incorporation to increase the
          ---------------------------------------------------------------
          authorized shares of common stock to 35,000,000 from 30,000,000:
          ----------------------------------------------------------------

             FOR          AGAINST   ABSTAIN
             ---          -------   -------
          25,911,512      513,504    13,606

     3.   Proposal to approve KPMG Peat Marwick as auditors for the year 1997:
          --------------------------------------------------------------------

             FOR          AGAINST   ABSTAIN
             ---          -------   -------
          26,091,060      339,147     8,415

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