Form 10-Q
period 1997-09-30
MERCURY GENERAL CORP
filed 1997-11-13
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended September 30, 1997       Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

  At November 11, 1997, the Registrant had issued and outstanding an aggregate of 55,110,900 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS


                                                                         September 30,   December 31,
                                                                             1997            1996
                                                                         -------------   ------------
                                  A S S E T S
Investments:
   Fixed maturities available for sale (amortized cost
    $1,089,690 in 1997 and $924,793 in 1996)..........................      $1,143,160     $  954,108
   Equity securities available for sale (cost $175,399
    in 1997 and $148,264 in 1996).....................................         176,427        148,112
   Short-term cash investments, at cost, which approxi-
    mates market......................................................          60,107         66,067
                                                                            ----------     ----------
            Total investments.........................................       1,379,694      1,168,287
Cash..................................................................           4,771          3,605
Receivables:
   Premiums receivable................................................         109,182         83,748
   Premium notes......................................................          13,874         12,395
   Accrued investment income..........................................          18,931         18,410
   Other..............................................................          24,974         29,655
                                                                            ----------     ----------
                                                                               166,961        144,208
Deferred policy acquisition costs.....................................          56,475         46,783
Fixed assets, net.....................................................          31,275         30,060
Other assets..........................................................          20,854         26,984
                                                                            ----------     ----------
                                                                            $1,660,030     $1,419,927
                                                                            ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses...................................      $  393,327     $  336,685
Unearned premiums.....................................................         311,468        260,878
Notes payable.........................................................          75,000         75,000
Loss drafts payable...................................................          29,449         29,032
Accounts payable and accrued expenses.................................          52,590         36,463
Current income taxes..................................................           3,609          1,590
Deferred income taxes.................................................          13,897          6,349
Other liabilities.....................................................          34,492         32,708
                                                                            ----------     ----------
            Total liabilities.........................................         913,832        778,705
                                                                            ----------     ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     55,106,100 shares in 1997 and 55,007,850 shares in
     1996.............................................................          46,092         42,644
   Net unrealized investment gains....................................          35,424         18,956
   Unearned ESOP compensation.........................................            (500)        (2,000)
   Retained earnings..................................................         665,182        581,622

                                                                            ----------     ----------
            Total shareholders' equity................................         746,198        641,222
                                                                            ----------     ----------

   Commitments and contingencies......................................      $1,660,030     $1,419,927
                                                                            ==========     ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                        THREE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA


                                                                    1997       1996
                                                                  --------   --------

Revenues:
      Earned premiums                                             $267,212   $193,299
      Net investment income                                         22,225     17,340
      Net realized investment gains                                  2,275         72
      Other                                                            945        770
                                                                  --------   --------

            Total revenues                                        $292,657   $211,481
                                                                  --------   --------

Expenses:
      Incurred losses                                              166,477    126,797
      Policy acquisition costs                                      59,375     40,322
      Other operating expenses                                      10,339      5,838
      Interest                                                       1,268        444
                                                                  --------   --------

            Total expenses                                         237,459    173,401
                                                                  --------   --------

      Income before income taxes                                    55,198     38,080

Income taxes                                                        14,444      9,085
                                                                  --------   --------

      Net income                                                  $ 40,754   $ 28,995
                                                                  ========   ========

EARNINGS PER SHARE (average shares outstanding
 55,007,811 in 1997 and 54,821,398 in 1996)                          $0.74      $0.53
                                                                  ========   ========

Dividends declared per share                                         $.145       $.12
                                                                  ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA


                                                                   1997        1996
                                                                   ----        ----
Revenues:
      Earned premiums                                             $757,910    $544,116
      Net investment income                                         63,004      51,220
      Net realized investment gains (losses)                         3,108      (1,000)
      Other                                                          3,356       2,344
                                                                  --------    --------

            Total revenues                                        $827,378    $596,680
                                                                  --------    --------

Expenses:
            Incurred losses                                        489,677     363,712
            Policy acquisition costs                               164,655     114,741
            Other operating expenses                                26,307      17,189
            Interest                                                 3,704       1,353
                                                                  --------    --------

                 Total expenses                                    684,343     496,995
                                                                  --------    --------

            Income before income taxes                             143,035      99,685

Income taxes                                                        35,570      22,197
                                                                  --------    --------

            Net income                                            $107,465    $ 77,488
                                                                  ========    ========

EARNINGS PER SHARE (average shares outstanding
 54,962,212 in 1997 and 54,772,652 in 1996)                          $1.96       $1.41
                                                                  ========    ========

Dividends declared per share                                        $0.435      $0.360
                                                                  ========    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30,

                         AMOUNTS EXPRESSED IN THOUSANDS


                                                                  1997         1996
                                                               ----------   ----------
Cash flows from operating activities:
   Net income                                                  $ 107,465    $  77,488
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                   56,642       25,487
      Increase in unearned premiums                               50,590       32,950
      Increase in premium notes receivable                        (1,479)        (381)
      Increase in premiums receivable                            (25,434)     (14,774)
      Increase in deferred policy acquisition costs               (9,692)      (5,632)
      Increase in loss drafts payable                                417        3,447
      Increase in accrued income taxes, excluding
       deferred tax on change in unrealized gain                     702        1,348
      Increase in accounts payable and accrued expenses           16,127        8,919
            Depreciation                                           3,675        2,878
            Net realized investment (gains) losses                (3,108)       1,000
            Bond amortization (accretion), net                    (1,456)        (705)
            Other, net                                            15,991        6,169
                                                               ---------    ---------
            Net cash provided from operating activities          210,440      138,194

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                               (266,757)    (174,419)
        Sales                                                     54,015       19,855
        Calls or maturities                                       50,502       74,709
            Equity securities available for sale:
        Purchases                                               (403,760)    (284,611)
        Sales                                                    378,535      264,393
      Decrease (increase) in short-term cash investments,
       net                                                         5,960      (14,476)
      Purchase of fixed assets                                    (5,458)      (4,718)
      Sale of fixed assets                                           458          151
                                                               ---------    ---------
              Net cash used in investing activities            $(186,505)   $(119,116)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                           1997        1996
                                                         ---------   ---------
Cash flows from financing activities:
   Dividends paid to shareholders                        $(23,905)   $(19,714)
   Proceeds from stock options exercised, excluding
    related tax benefit                                     1,136         867
                                                         --------    --------
            Net cash used in financing activities         (22,769)    (18,847)

Net increase in cash                                        1,166         231
Cash:
   Beginning of the year                                    3,605       2,872
                                                         --------    --------
   End of the year                                       $  4,771    $  3,103
                                                         ========    ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                       $  3,776    $  1,364
   Income taxes paid during the period                   $ 34,563    $ 20,725


                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

          The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1997 and the results of operations and cash flows for the periods presented have been made.

          This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

          Certain statements in this report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the Company's concentration of business in a single line in a single state; the effect of weather and other non-controllable factors on the Company's loss experience; competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance, importance of ratings and regulatory matters and certain structural matters, including the Company's holding company structure. These risks and uncertainties are discussed in more detail in the Company's registration statement on Form 10-K for the fiscal year 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

          Premiums earned in the first nine months of 1997, including $47.8 million contributed by the American Mercury Insurance Group (AMI) (formerly American Fidelity Insurance Group) acquired for cash in December 1996, increased 39.3% from the corresponding period in 1996. Excluding AMI, the year-to-year increase was 30.5% for the first nine months and 29.8% for the third quarter. Since the AMI acquisition in December 1996 was accounted for as a purchase, its operating results have been consolidated only in the current reporting period, and year-to-year comparisons are not strictly comparable. California premiums written grew approximately 32% in the period, versus approximately 25% for all of 1996, reflecting both the Company's highly competitive rates and a new California law effective January 1, 1997, which requires proof of insurance for the registration (new or renewal) of a motor vehicle. Compliance with the new law by previously uninsured drivers produced a surge of new applications early in the year which has since tapered off.

          The loss ratio in the first nine months (loss and loss adjustment expenses related to premiums earned) was 64.6%, compared with 66.8% in 1996. The loss ratio for the third quarter was 62.3% in 1997 versus 65.6% in 1996. The lower loss ratios in 1997 reflect continuing favorable loss experience in the bodily injury line. In addition, 1996 was adversely affected in the first quarter by an increase in weather-related claims associated with heavy rainfall and severe flooding in California. AMI's loss ratio for the nine months was 73.1% and 86.4% for the quarter. Seasonal weather patterns tend to influence AMI's loss experience favorably in the first quarter of the year and adversely in the second and third quarters, in contrast to Mercury's exposure to weather-related losses normally occurs in California's December to March rainy season.

          The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first nine months of 1997 was 25.2%, compared to 24.3% in 1996. The expense ratio in the third quarter was 26.1% in 1997 and 23.9% in 1996. The increase reflects higher commission rates paid to California agents, the effect of AMI's higher expense ratio and an increase in the provision for bonuses and profit sharing.

          The combined ratio of losses and expenses for the nine months period (GAAP basis) was 89.8%, compared with 91.1% in 1996, resulting in an underwriting gain for the period of $77.3 million, compared with $48.5 million a year ago.

          Net investment income in the first nine months, including $4.6 million from AMI, was $63.0 million, compared with $51.2 million in 1996. The after-tax yield on average investments of $1,230.3 million (fixed maturities at cost, equities at market) for the nine months period was 6.1% compared with 6.6% on average investments of $942.3 million in 1996. The decrease in realized investment yields reflects lower yields on newly acquired investments, the redemption of bonds acquired in earlier, higher interest rate environments, a lower effective yield from equities and a lower after-tax yield on the securities of AMI. New investments in bonds and equities combined are currently being made at after-tax yields of approximately 5.5%. The improvement in market values since December 31, 1996 of approximately $25 million reflects principally the decrease in interest rates which occurred during the second and third quarters.

          Realized investment gains in 1997 were $3.1 million in the first nine months and $2.3 million in the third quarter, compared with realized losses of $1.0 million and gains of $72,000, respectively, in 1996. The gains and losses in both years were primarily related to bond and preferred stock swaps designed to increase income, and, in 1996, recapture capital gains taxes paid in prior years.

          The income tax provision in the first nine months of $35.6 million represented an effective tax rate of 24.9%, compared with an effective rate of 22.3% in 1996. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax sheltered investment income.

          Net income in the first nine months of $107.5 million, or $1.96 per share, compares with $77.5 million, or $1.41 per share, in 1996. AMI's net income contributed $.04 per share to 1997 results on a gross basis, or approximately $.01 per share after the cost of financing related to the acquisition. Net income in the third quarter was $40.8 million in 1997 and $29.0 million in 1996. Per share results are based on 55.0 million average shares outstanding in 1997 and 54.8 million shares in 1996, adjusted for a two-for-one stock split effective September 16, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Net cash provided from operating activities during the first nine months of 1997 was $210.4 million, while funds derived from the sale, call or maturity of investments was $483.1 million, of which approximately 78% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $164.9 million during the period. Equity investments, including perpetual preferred stocks, increased by $27.1 million at cost, and short-term cash investments decreased by $6.0 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $97.9 million.

          The market value of all investments exceeded amortized cost of $1,325.2 million at September 30, 1997 by $54.5 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $35.4 million at September 30, 1997, compared with an unrealized gain of $19.0 million at December 31, 1996.

          The Company's cash and short term investments totaled $64.9 million at September 30, 1997. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

          It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 1.1% of total fixed maturities at September 30, 1997 were rated below investment grade. The average rating of the $1,024.2 million bond portfolio (at amortized cost) was Aa3/AA-, while the average effective maturity (giving effect to anticipated early call provisions), approximates 8.9 years. The modified duration of the bond portfolio approximates 6.6 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,089.7 million (at cost) include $65.5 million of sinking fund preferreds, principally utility issues.

          Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

          Equity holdings of $176.4 million at market (cost $175.4 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 23.6% of total shareholders' equity.

          As of September 30, 1997, the Company had no material commitments for capital expenditures.

          Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $669.6 million at September 30, 1997 and net written premiums for the twelve months ended on that date of $1,046.3 million, the ratio of writings to surplus was approximately 1.6 to 1.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
          (a)  The following exhibits are included herewith:
               3.1 Articles of Incorporation, as amended to date.
               27 Financial Data Schedule
          (b)  Not applicable.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MERCURY GENERAL CORPORATION



Date: November 14, 1997       By:/s/ GEORGE JOSEPH
                                 ------------------------------------
                                 George Joseph
                                 Chairman and Chief Executive Officer



Date: November 14, 1997       By:/s/ KEITH L. PARKER
                                 ------------------------------------
                                 Keith L. Parker
                                 Chief Financial Officer