Form 10-K
period 1997-12-31
MERCURY GENERAL CORP
filed 1998-03-27
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended December 31, 1997    Commission File No. 0-3681

                          MERCURY GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


              California                          95-221-1612
     (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)        Identification No.)


4484 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                 90010
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (213)937-1060

           Securities registered pursuant to Section 12(b) of the Act

           Title of Class        Name of Exchange on Which Registered
           --------------        -------------------------------------
            Common Stock                New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No ____
                                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 16, 1998, was approximately $1,636,718,299
                                                                   -------------
(based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 16, 1998, the Registrant had issued and outstanding an aggregate of 55,219,513 shares of its Common Stock.

                      Documents Incorporated by Reference

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 13, 1998 (only portions of which are incorporated by reference).

ITEM 1.  BUSINESS
         --------

GENERAL

     Mercury General Corporation ("Mercury General") and its subsidiaries (collectively, the Company) are engaged primarily in writing all risk classifications of automobile insurance in California, which in 1997 accounted for approximately 88% of the Company's direct premiums written. In 1990, the Company commenced writing small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Fidelity Insurance Group ("AFI"), which is headquartered in Oklahoma City, Oklahoma. In 1997, the name was changed to American Mercury Insurance Group (AMI). AMI is licensed in 36 states but writes predominantly in Texas, Oklahoma and Kansas. AMI's primary lines of insurance are private passenger and commercial automobile and automobile mechanical breakdown. The full year and one month of AMI's operations are included in the Company's 1997 and 1996 consolidated financial statements, respectively. During 1997, private passenger automobile insurance and commercial automobile insurance accounted for 90.5% and 4.3%, respectively, of the Company's direct premiums written. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 5.2% of direct premiums written in 1997, of which approximately 60% was in commercial lines. During 1998, the Company began writing private passenger automobile coverage in Florida.

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

     In 1997, A.M. Best & Co. ("A.M. Best") rated Mercury Casualty Company ("Mercury Casualty") and Mercury Insurance Company ("Mercury Insurance"), the Company's chief operating subsidiaries, A+ (Superior). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI was rated A- (Excellent) in 1997 by A.M. Best.

     The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as a branch office opened in Clearwater, Florida during 1997. The non-California subsidiaries maintain offices in Vernon Hills, Illinois, Atlanta, Georgia, Oklahoma City, Oklahoma and Cimarron, Kansas. The Company has approximately 2,100 employees.

ORGANIZATION

     Mercury General, an insurance holding company, is the parent of Mercury Casualty, a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance, and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through the Company's first acquisition in December 1996, three additional subsidiaries have been added to the group:
American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and AFI Management Company, Inc., a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company, a Texas insurer. Accordingly, their operations are included in the consolidated financial statements of the Company effective December 1, 1996. During 1997, the names of American Fidelity Insurance Company and American Fidelity Lloyds Insurance Company were changed to American Mercury Insurance Company ("AMIC") and American Mercury Lloyds Insurance Company ("AML"), respectively.

     Mercury General furnishes management services to its California, Georgia, Illinois and Oklahoma subsidiaries. Mercury General, its subsidiaries, and AML are referred to as the "Company" unless the context indicates otherwise. Mercury General Corporation individually is referred to as "Mercury General." The term "California Companies" refers to Mercury Casualty, Mercury Insurance and California Automobile Insurance Company.

UNDERWRITING

     The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Insurance Commissioners of the applicable states. Automobile insurance rates on voluntary business in California have been subject to approval by the California Department of Insurance ("DOI") since November 1989. The Company uses its own extensive data base to establish rates and classifications.

     On February 25, 1994, the California DOI approved a revised rating plan and rates for the California Companies which became effective on May 1, 1994. These rates were designed to improve the California Companies' competitive position for new insureds and included a modest overall rate reduction. Further rate modifications were approved and made effective on October 15, 1995, April 15, 1996 and October 1, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     In September 1996 the California DOI issued new rating factor regulations, replacing expired emergency regulations issued in 1989. See "Regulation - Automobile Insurance Rating Factor Regulations."

     Approximately 80% of the Company's new applications for automobile insurance in California during 1997 were placed in the lowest risk classifications, known as "good drivers" (as defined by the California Insurance
Code), while approximately 20% of new applications were accepted in   higher
risk classifications at increased rate levels. Policies are reclassified at the time of renewal and may be changed to a higher or lower risk classification.

     At December 31, 1997, "good drivers" accounted for approximately 80% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 20%. The renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.

     AMI's private passenger automobile business in force is predominantly standard and preferred type risks, although they plan to offer more non-standard programs in the future.

PRODUCTION AND SERVICING OF BUSINESS

     The Company sells its policies through more than 1,600 independent agents, of which approximately 800 are located in California and approximately 650 others represent AMI in Oklahoma, Kansas and Texas. Approximately half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

     One agency produced approximately 14%, 17% and 15% during 1997, 1996 and 1995, respectively, of the Company's total direct premiums written. No other agent accounted for more than 2% of direct premiums written.

     The Company believes that its agents' compensation is higher than the industry average. During 1997 total commissions and bonuses incurred averaged 16.2% of direct premiums written. The Company is not responsible for any of its agents' expenses.

     Traditionally, any advertising has been handled by the individual agents. During the fourth quarter of 1995, the Company began its first advertising program in major newspapers in Southern California. While the Company plans, coordinates and executes the program, the agents are responsible for the cost of the advertisements. The program has been satisfactory and was expanded to Northern California in early 1996. The program was temporarily suspended during the first half of 1997 due to a large influx of new business. See "Regulation-California Financial Responsibility Law." The program was reinstated during the third quarter of 1997.

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

     The ultimate liability may be greater or lower than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company's actuarial consultants using new information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986 does, however, require the Company to discount loss reserves for Federal income tax purposes.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company's consolidated financial statements for the periods indicated.

                                                                                Year ended December 31,
                                                                           ---------------------------------
                                                                             1997         1996        1995
                                                                           ---------   ---------   ---------
                                                                                 (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses,  beginning of year................................               $311,754     250,990    $223,392
 Reserves acquired from purchase of American
 Mercury Insurance Company...................................                     --      24,231          --
Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year........................................                641,911     505,726     423,264
      Increase (decrease) in provision for
         Insured events of prior years.......................                 12,818      (3,868)     (6,708)
                                                                            --------     -------     -------
         Total incurred losses and loss adjustment
           expenses..........................................                654,729     501,858     416,556
                                                                            --------     -------     -------
Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year.................................................                373,823      298,099     243,294
      Losses and loss adjustment expenses attribu-
        table to insured events of prior years...............                206,390      167,226     145,664
                                                                            --------     -------     -------

        Total payments.......................................                580,213      465,325     388,958
                                                                            --------     -------     -------
Net reserves for losses and loss adjustment
 expenses at the end of the period...........................                386,270      311,754     250,990
Reinsurance recoverable......................................                 22,791       24,931       2,556
                                                                            --------     -------     -------
Gross liability at end of year...............................               $409,061     $336,685    $253,546
                                                                            ========     ========    ========

     The AMI purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

     The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the Department of Insurance in accordance with statutory accounting principles ("SAP") is shown in the following table:

                                                         December 31,
                                                -----------------------------
                                                 1997      1996       1995
                                                --------  --------   --------
                                                     (Amounts in thousands)
      Reserves reported on a SAP basis......... $386,270  $311,754  $250,990
      Reinsurance recoverable..................   22,791    24,931     2,556
                                                --------  --------  --------
      Reserves reported on a GAAP basis........ $409,061  $336,685  $253,546
                                                ========  ========  ========

     The following table represents the development of loss reserves for the period 1988 through 1997. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1997.

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

                                                                    As of December 31,
                                      --------------------------------------------------------------------------------
                                           1988             1989            1990          1991             1992
                                           ----             ----            ----          ----             ----
                                                                     (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses................    $241,037          $291,408       $301,354       $280,157          $239,203
Paid (cumulative) as of:
  One year later....................     139,874           167,850        181,781        151,866           135,188
  Two years later...................     195,453           227,503        238,030        197,640           184,119
  Three years later.................     218,335           249,371        254,884        213,824           197,371
  Four years later..................     226,384           256,659        261,058        218,067           201,365
  Five years later..................     229,168           259,147        263,011        220,057           202,383
  Six years later...................     229,773           259,781        262,741        220,313
  Seven years later.................     229,815           259,769        262,770
  Eight years later.................     229,693           259,769
  Nine years later..................     229,793

Net reserves re-estimated as of:
  One year later....................     230,249           269,934        285,212        230,991           204,479
  Two years later...................     233,607           269,652        265,618        218,404           204,999
  Three years later.................     234,757           259,635        259,624        220,620           203,452
  Four years later..................     228,909           256,694        264,259        221,118           204,603
  Five years later..................     228,326           260,365        264,127        221,264           203,705
  Six years later...................     230,102           260,402        263,336        220,721
  Seven years later.................     229,998           260,098        263,045
  Eight years later.................     229,809           260,031
  Nine years later..................     229,882
Net Cumulative Redundancy
  (deficiency)......................      11,155            31,377        38,309          59,436            35,498

                                                                    As of December 31,
                                      --------------------------------------------------------------------------------
                                           1993             1994            1995          1996             1997
                                           ----             ----            ----          ----             ----
                                                                     (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses................    $214,525          $223,392       $250,990       $311,754          $386,270
Paid (cumulative) as of:
  One year later....................     143,272           145,664        167,226        206,390
  Two years later...................     187,641           198,967        225,158
  Three years later.................     204,606           214,403
  Four years later..................     207,704
  Five years later..................
  Six years later...................
  Seven years later.................
  Eight years later.................
  Nine years later..................

Net reserves re-estimated as of:
  One year later....................     204,451           216,684        247,122        324,572
  Two years later...................     207,089           222,861        254,920
  Three years later.................     210,838           221,744
  Four years later..................     210,890
  Five years later..................
  Six years later...................
  Seven years later.................
  Eight years later.................
  Nine years later..................
Net Cumulative Redundancy
  (deficiency)......................       3,635             1,648         (3,930)       (12,818)

                                                                    As of December 31,
                                      --------------------------------------------------------------------------------
                                           1988             1989            1990          1991             1992
                                           ----             ----            ----          ----             ----
                                                                     (Amounts in thousands)
Gross liability - end of year                                                                             240,183
Reinsurance recoverable                                                                                      (980)
                                                                                                          -------
Net liability - end of year                                                                               239,203
Gross re-estimated liability                                                                              =======
 - latest                                                                                                 209,107
Re-estimated recoverable -
 latest                                                                                                    (5,402)
Net re-estimated liability -                                                                              -------
 latest                                                                                                   203,705
Gross cumulative redundancy                                                                               =======
 (deficiency)                                                                                              31,076
                                                                                                          =======

                                                                    As of December 31,
                                      --------------------------------------------------------------------------------
                                           1993             1994            1995          1996             1997
                                           ----             ----            ----          ----             ----
                                                                     (Amounts in thousands)
Gross liability - end of year           215,301           227,499        253,546        336,685           409,061
Reinsurance recoverable                    (776)           (4,107)        (2,556)       (24,931)          (22,791)
                                        -------           -------        -------        -------           -------
Net liability - end of year             214,525           223,392        250,990        311,754           386,270
                                        =======           =======        =======        =======           =======
Gross re-estimated liability
 - latest                               217,333           233,462        263,084        350,435
Re-estimated recoverable -
 latest                                  (6,443)          (11,718)        (8,164)       (25,863)
Net re-estimated liability -            -------           -------        -------        -------
 latest                                 210,890           221,744        254,920        324,572
Gross cumulative redundancy             =======           =======        =======        =======
 (deficiency)                            (2,032)           (5,963)        (9,538)       (13,750)
                                        =======           =======        =======        =======

     For the calendar years 1995 and 1996, the Company's previously estimated loss reserves produced minor deficiencies. These deficiencies relate to increases in the Company's ultimate estimates for loss adjustment expenses. The initial estimates were based principally on the Company's actual experience and did not fully reflect the increases in the legal expenses of defending the Company's insureds arising from the Company's policy of aggressively defending, including litigating, exaggerated bodily injury claims arising from minimal impact automobile accidents.

     For the calendar years 1988 through 1994, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the

"Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position. Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the California Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business has declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved.

OPERATING RATIOS

  Loss and Expense Ratios
  -----------------------

      Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Company's loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Company's ratios include lines of insurance other than private passenger automobile written by Mercury Casualty and AMI. Since these other lines represent only a small percentage of premiums written, the Company believes its ratios can be compared to the industry ratios included in the table.

                                                  Year ended December 31,
                                        --------------------------------------------
                                         1997      1996      1995     1994     1993
                                        -------   -------   ------   ------   ------
Loss Ratio...........................     63.5%      66.6%   67.8%    68.4%    61.3%
Expense Ratio........................     24.7       24.0    24.0     24.6     24.8
                                          ----      -----   -----    -----     ----
Combined Ratio.......................     88.2%      90.6%   91.8%    93.0%    86.1%
                                          ====      =====   =====    =====    =====
 Industry combined ratio (all
  writers) (1).......................     98.0%(2)  101.0%  101.3%   101.3%   101.7%
Industry combined ratio (excluding
  direct writers) (1)................      N.A.     102.6%  102.0%   101.3%   103.2%

-----------------
(1) Source: A.M. Best, Aggregates & Averages (1997), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2) Source: A.M. Best, "Best's Review, January 1998," "Review Preview." (N.A.) Not available.

 Premiums to Surplus Ratio
 -------------------------

     The following table shows, for the periods indicated, the insurance companies' statutory ratios of net premiums written to policyholders' surplus. While there is no statutory requirement applicable to the Company which establishes a permissible net premium writings to surplus ratio, widely recognized guidelines established by the National Association of Insurance Commissioners ("NAIC") indicate that this ratio should be no greater than 3 to 1.

                                           Year ended December 31,
                             -------------------------------------------------
                              1997      1996       1995       1994       1993
                              ----      ----       ----       ----       ----
                                   (Amounts in thousands, except ratios)
Net premiums written......$1,086,241  $795,873   $636,590   $550,838   $484,097
Policyholders' surplus... $  679,359  $594,799   $479,114   $411,898   $314,136
Ratio.....................  1.6 to 1  1.3 to 1   1.3 to 1   1.3 to 1   1.5 to 1

 Risk-Based Capital Requirements
 -------------------------------

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1997. Each of the companies exceeded the highest level of recommended capital requirements.

INVESTMENTS AND INVESTMENT RESULTS

     The investments of the Company are made by the Company's Chief Investment Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains, and does not maintain a trading account. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep its portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to alternative minimum tax liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 75% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was AA- at December 31, 1997.

     The nominal average maturity of the bond portfolio, was 16.5 years at December 31, 1997, but the call-adjusted average maturity of the portfolio is shorter, approximately 7.5 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was
6.1 years at December 31, 1997. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

     Holdings of lower than investment grade bonds constitute approximately 1% of total investments. Equity holdings consist primarily of perpetual preferred stocks and relatively high yielding electric utility common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

     The following table summarizes the investment results of the Company for the five years ended December 31, 1997.

                                                                                  Year ended December 31,
                                                                   --------------------------------------------------
                                                                     1997(1)   1996(1)     1995      1994       1993
                                                                     ----      ----        ----      ----       ----
                                                                                   (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments).(2)......................          $1,262,925   $975,058   $827,861   $727,866  $683,874
Net investment income:
       Before income taxes.............................              86,812     70,180     62,964     54,586    54,121
       After income taxes..............................              77,917     63,371     57,035     49,787    48,223
Average annual return on investments:
       Before income taxes.............................                 6.9%       7.2%       7.6%       7.5%      7.9%
       After income taxes..............................                 6.2%       6.5%       6.9%       6.8%      7.1%
       Net realized investment gains
 (losses) after income taxes...........................               3,232     (2,062)       681     (6,485)    1,954
Net increase (decrease) in un-
 realized gains on all invest-
 ments after income taxes..............................          $   27,175   $ (6,271)  $ 37,960   $(36,503) $    556

 (1) Includes AMI for the month of December 1996 and the full year 1997.
 (2) Fixed maturities at cost, equities at market.

     The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                      December 31,
                                    ----------------------------------------------------------------------------
                                              1997                         1996                     1995
                                    ------------------------     -------------------------   -------------------
                                       Amortized    Market          Amortized     Market       Amortized Market
                                       Cost         Value           Cost          Value        Cost      Value
                                       ----         -----           ----          -----        ----      -----
                                                              (Amounts in thousands)
Taxable Bonds..................     $   50,096    $   50,662     $   76,494     $   76,113   $ 21,518   $ 22,539
Tax-Exempt State and
 Municipal Bonds...............      1,021,259     1,085,613        781,586        808,761    630,811    663,163
Sinking Fund Preferred
 Stocks........................         76,239        78,711         66,713         69,234     90,080     94,081
                                    ----------    ----------     ----------     ----------   --------   --------
   Total Fixed Maturity
    Investments................      1,147,594     1,214,986        924,793        954,108    742,409    779,783

Equity Investments incl.
 Perpetual Preferred
 Stocks........................        169,943       173,522        148,264        148,112    113,478    114,915
Short-term Cash Invest-
 ments.........................         59,740        59,740         66,067         66,067     28,496     28,496
                                    ----------    ----------     ----------     ----------   --------   --------
Total Investments..............     $1,377,277    $1,448,248     $1,139,124     $1,168,287   $884,383   $923,194
                                    ==========    ==========     ==========     ==========   ========   ========

At December 31, 1997, the Company had a net unrealized gain on all investments of $70,971,000 before income taxes.

COMPETITIVE CONDITIONS

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on estimates taken from regularly published statistical compilations and other public filings, the Company in 1997 was the sixth largest writer of private passenger automobile insurance in California. All of the insurance companies having greater shares of the California market sell insurance either directly or through exclusive agents, rather than through independent agents.

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

     Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In the most recent survey conducted in 1996, the Company's rates for most classes of insureds were among the lowest available in most territories throughout the state. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents is a means of competition.

     The current and future competitive climate for private passenger automobile insurance in California remains uncertain. All rates charged by private passenger automobile insurers are subject to the prior approval of the California Insurance Commissioner. New rating factor regulations have recently been issued and the filings required under those regulations have been approved. See "Regulation - Automobile Insurance Rating Factor Regulations."

     AMI encounters similar competition in each state in which it principally operates.

REINSURANCE

     The Company no longer maintains reinsurance for its liability coverage in California. Effective January 1, 1994, the Company terminated its liability reinsurance coverage with Employers Reinsurance Corporation ("ERC") because of rising premiums and under utilization of such coverage. The Company regularly evaluates the need for liability reinsurance.

     The Company maintains property reinsurance under a treaty which was effective April 1, 1995 with National Reinsurance Corporation, which is rated A+ by A.M. Best. The treaty provides $900,000 coverage in excess of $100,000 for each risk subject to a maximum of $2,700,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk subject to a maximum of $2,000,000 for any one occurrence.

     Prior to February 1, 1995, ERC provided catastrophe reinsurance for property and auto physical damage business. Under the treaty, ERC agreed to pay 95% of $9,000,000 in excess of $1,000,000 for any single occurrence and 95% of $18,000,000 for all occurrences in one calendar year. Effective February 1, 1995, the treaty with ERC was amended to provide coverage for 95% of $7,500,000 in excess of $5,000,000 each occurrence subject to an aggregate limit of 95% of $15,000,000 for all occurrences. Effective April 1, 1995 this treaty was replaced with a new catastrophe treaty covering all physical damage and property lines with several reinsurers arranged through E.W. Blanch Company, a reinsurance intermediary. The main reinsurers are rated A or better by A.M. Best. Under the new treaty, the first layer of protection is 95% of $7,500,000 in excess of $10,000,000, for a single occurrence, with a second layer providing 95% of $12,500,000 in excess of $17,500,000. Effective September 1, 1996 the treaty was replaced to provide coverage under two new layers through the same principal reinsurers. Under the new treaty coverage is provided for 95% of $10,000,000 in excess of $15,000,000 per occurrence in the first layer and 95% of $15,000,000 in excess of $25,000,000 in the second layer. This treaty was renewed October 1, 1997 with the same principal reinsurers and coverage limits.

     ERC reinsures AMI through working layer treaties for property and casualty losses in excess of $150,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50%-85% of the business written depending on the year the policy incepted. For policies effective on or after January 1, 1997, AMI is retaining the full exposure. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

     If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

REGULATION

     The Company's business in California is subject to regulation and supervision by the California DOI, which has broad regulatory, supervisory and administrative powers.

     The powers of the California DOI primarily include the prior approval of insurance rates and rating factors and the establishment of standards of solvency which must be met and maintained. The regulation and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders. The California DOI conducts periodic examinations of the Company's insurance subsidiaries. The last examination conducted of the California Companies was as of December 31, 1994. The reports on the results of that examination recommended no adjustments to the statutory financial statements as filed by the Company.

     The insurance subsidiaries outside California, including AMI, are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not for insurance company shareholders.

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

     The Georgia DOI recently conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1994. The reports on that audit have recommended no changes to the statutory financial statements as filed. The Illinois DOI conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995. The reports on that audit have recommended no changes to the statutory financial statements as filed. The states of Oklahoma, Kansas and Texas will also conduct periodic examinations of AMI.

     The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 1997 and 1996, those contributions amounted to $96,000 and $548,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines are appropriate.

 Insurance Guarantee Association
 -------------------------------

     In 1969, the California Insurance Guarantee Association (the "Association") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 1% of its premiums written in the preceding year. The only assessment imposed during the past five years was an immaterial amount in 1994. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are subject to the provisions of similar insurance guaranty associations. No material assessments were imposed in the last five years in those states either.

 Holding Company Act
 -------------------

     The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the California DOI may examine the affairs of each company at any time.
The Holding Company Act requires disclosure of any material transactions by or among the companies. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the California DOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving, in the net aggregate, more than the lesser of 5% of the company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. Effective January 1, 1997 the threshold for a material or extraordinary transaction was amended to a single measure of one half of one percent of admitted assets as of the preceding December 31st. There will no longer be any aggregation of transactions in the determination of the threshold except in the case of dividends. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

     The insurance subsidiaries in Georgia, Illinois, Oklahoma, Kansas and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act. Regulatory approval was obtained from California, Oklahoma, Kansas and Texas before the acquisition of AMI was completed.

 Assigned Risks
 --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.9% of the direct automobile insurance premium written by the Company was for assigned risk business. In 1997, assigned risks represented 0.9% of total automobile direct premiums written and 0.8% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the California Insurance Code requires that rates established for the plan be adequate to support the plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995.

 Automobile Insurance Rating Factor Regulations
 ----------------------------------------------

     Commencing November 8, 1989, Proposition 103 required that property and casualty insurance rates must be approved by the Insurance Commissioner prior to their use, and that no rate shall be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified three statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured's driving safety record, (2) the number of miles the insured drives annually, and (3) the number of years of driving experience of the insured. The new law also gave the Insurance Commissioner discretion to adopt other factors by regulation that have a substantial relationship to risk of loss. The new statute further provided that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver."

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

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations which replaced the emergency regulations which have been in use since their issuance in 1989. They required all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. The Company submitted its new proposed rating plan on March 11, 1997.

     The Company's plan, and the new plans of most other California automobile insurers, were approved by the Department in October 1997. The Company's plan became effective October 1, 1997. The rate changes resulting from implementation of the new plan did not have a material effect on the Company's competitive position or its profitability.

 California Financial Responsibility Law
 ---------------------------------------

     Effective January 1, 1997 California has a new law which requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if one is stopped for a traffic violation. Media attention to the new law resulted in a surge of new business applications during the first half of 1997. The persistence of this new business is uncertain, but the new law could produce additional growth considering the large proportion of uninsured motorists in California. The Company suspended its advertising program for the first two quarters of 1997 while it worked to eliminate the backlog of new business.

     In November 1996 an initiative sponsored by the California Insurance Commissioner was overwhelmingly approved by the California voters. It provides that uninsured drivers who are injured in an automobile accident are able to recover only actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages, i.e., "pain and suffering." This restriction also applies to drunk drivers and fleeing felons. The law has helped in controlling loss costs, but its constitutionality is being challenged by an association of attorneys. In the first appellate decision, an intermediate California appellate court held the law constitutional.

ITEM 2.  PROPERTIES
         ----------

     The home office of the California insurance subsidiaries and the Company's computer facilities are located in Brea, California in an 80,000 square foot office building owned by the Company.

     Since December 1986, Mercury General's executive offices are located in a 36,000 square foot office building in Los Angeles, California, owned by Mercury Casualty. The Company occupies approximately 95% of the building and leases the remaining office space to others.

     In October 1992 the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies approximately 59% of the facility and leases the remaining office space to others.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 16, 1998:

     NAME                     AGE                    POSITION
     ----                     ---                    --------
     George Joseph             76   Chairman of the Board and Chief Executive Officer
     Michael D. Curtius        48   President and Chief Operating Officer
     Cooper Blanton, Jr.       71   Executive Vice President
     Keith L. Parker           70   Senior Vice President and Chief Investment Officer
     Bruce E. Norman           49   Vice President in charge of Marketing
     Joanna Y. Moore           42   Vice President and Chief Claims Officer
     Kenneth G. Kitzmiller     51   Vice President in charge of Underwriting
     Gabriel Tirador           33   Vice President and Chief Financial Officer
     Judy A. Walters           51   Secretary

     Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 45 years experience in the property and casualty insurance business.

     Mr. Curtius, President and Chief Operating Officer, has been employed by the Company since 1977. In October 1987, Mr. Curtius was named Vice President and Chief Claims Officer, and in August 1991 he was appointed Executive Vice President. He was elected President and Chief Operating Officer of Mercury General and the California Companies in May 1995 and elected to the Board of Directors of Mercury General and the California Companies in 1996. In December of 1996 he was appointed Vice Chairman of AMIC. Mr. Curtius has over 20 years of experience in the insurance industry.

     Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May 1995 he was named President of the Georgia and Illinois insurance company subsidiaries and in February 1996 he was elected to the Board of Directors of those companies. Mr. Blanton has over 40 years of experience in underwriting and other aspects of the property and casualty insurance business.

     Mr. Parker, Senior Vice President and Chief Investment Officer, has been employed by the Company or its subsidiaries since 1970 and has held his present position since October 1985. Mr. Parker has over 40 years of investment management experience and has been primarily responsible for management of the Company's investment portfolio since 1972.

     Mr. Norman, Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to this position in October 1985, and has been a Vice President of Mercury Casualty since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977. In February 1996 he was elected to the Board of Directors of the California Companies.

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

     Mr. Tirador, Vice President and Chief Financial Officer, served as the Company's assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 in his current capacity. Mr. Tirador has over eleven years experience in the property and casualty insurance industry and is a Certified Public Accountant.

     Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
          ---------------------------------------------------------------------
          MATTERS
          -------

PRICE RANGE OF COMMON STOCK

     The following table shows the price range per share in each quarter as reported on the Nasdaq National Market until October 9, 1996 and on the New York Stock Exchange since that date. These quotations do not include adjustments for retail mark-ups, mark-downs or commissions. The quotations have been adjusted for a two-for-one stock split that was effective September 16, 1997.

                                                      High       Low
                                                      ----       ---
1996
          1st Quarter..........................     $ 26.000   $ 20.750
          2nd Quarter..........................     $ 23.875   $ 20.375
          3rd Quarter..........................     $ 23.875   $ 19.875
          4th Quarter..........................     $ 29.125   $ 23.500

                                                      High      Low
                                                      ----      ---
1997
          1st Quarter..........................     $ 32.750   $ 26.125
          2nd Quarter..........................     $ 38.094   $ 29.250
          3rd Quarter..........................     $ 45.875   $ 36.000
          4th Quarter..........................     $ 55.500   $ 40.750

1998
          1st Quarter (January 1 - March 16)...     $ 60.750   $ 45.688

DIVIDENDS

     Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. On February 6, 1998, the Board of Directors declared a $.175 quarterly dividend ($.70 annually) payable on March 31, 1998 to stockholders of record on March 16, 1998. The dividend rate has been increased fourteen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December

31, or net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 1998 of up to approximately $67 million. See Note 9 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

SHAREHOLDERS OF RECORD

     The approximate number of holders of record of the Company's common stock as of March 16, 1998 was 255. The approximate number of beneficial holders as of March 16, 1998 was 7,746 according to the Bank of New York, the Company's transfer agent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

                                                                       Year ended December 31,
                                                       -------------------------------------------------------
                                                         1997       1996        1995        1994        1993
                                                       --------   ---------   ---------   ---------   --------
                                                            (Amounts in thousands, except per share data)
INCOME DATA:
Premiums earned..................................... $1,031,280   $754,724     $616,326   $529,390    $474,093
Net investment income...............................     86,812     70,180       62,964     54,586      54,121

Realized investment gains(losses)                         4,973     (3,173)       1,048     (9,853)      3,006

Other...............................................      4,881      3,233        3,341      3,123       2,544
                                                     ----------   --------     --------   --------    --------
    Total Revenues..................................  1,127,946    824,964      683,679    577,246     533,764
                                                     ----------   --------     --------   --------    --------

Losses and loss adjustment
  expenses..........................................    654,729    501,858      416,556    360,557     289,208
Policy acquisition costs............................    224,883    160,019      128,743    112,682      99,738

Other operating expenses............................     33,579     24,493       22,017     20,566      18,564

Interest............................................      4,976      2,004        2,040      1,025         793
                                                     ----------   --------     --------   --------    --------
   Total Expenses...................................    918,167    688,374      569,356    494,830     408,303
                                                     ----------   --------     --------   --------    --------

Income before income taxes..........................    209,779    136,590      114,323     82,416     125,461
Income taxes........................................     53,473     30,826       24,022     16,121      29,252
                                                     ----------   --------     --------   --------    --------
   Net Income....................................... $  156,306   $105,764     $ 90,301   $ 66,295    $ 96,209
                                                     ==========   ========     ========   ========    ========

PER SHARE DATA:
Basic earnings per share *..........................      $2.84      $1.93     $   1.65   $   1.22    $   1.76
                                                     ==========   ========     ========   ========    ========
Diluted earnings per share *........................       2.82       1.92         1.65       1.21        1.75
                                                     ==========   ========     ========   ========    ========
Dividends paid *....................................       $.58       $.48     $    .40   $    .35    $    .30
                                                     ==========   ========     ========   ========    ========
                                                                            December 31,
                                                       -------------------------------------------------------
                                                         1997       1996         1995         1994       1993
                                                       --------   --------     --------     --------   -------
                                                            (Amounts in thousands, except per share data)
BALANCE SHEET DATA:
Total investments................................... $1,448,248 $1,168,287     $923,194   $751,614    $740,480
Premiums receivable.................................    104,216     83,748       58,902     48,741      38,227

Total assets........................................  1,725,532  1,419,927    1,081,656    911,693     863,962
Unpaid losses and loss adjust-
 ment expenses......................................    409,061    336,685      253,546    227,499     215,301
Unearned premiums...................................    309,376    260,878      168,404    148,654     128,828
Notes payable.......................................     75,000     75,000       25,000     25,000      15,000
Deferred income tax liability
  (asset)...........................................     19,722      6,349       10,158    (10,190)      8,758
Shareholders' equity................................    799,592    641,222      565,188    457,161     450,275
Book value per share *..............................      14.51      11.69        10.34       8.38        8.22

*Adjusted for a two-for-one stock split effective September 1997.
__________________

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

     The Company did business only in the state of California until 1990, when it began operations in Georgia and Illinois. In December 1996, the American Fidelity Insurance Group (AFI), now American Mercury Insurance Group (AMI), was acquired for cash. The 1996 results of operations of AMI for the month of December only are included in the Company's 1996 consolidated statement of income. The full year results of AMI for 1997 are included in the Company's 1997 consolidated statement of income. AMI writes automobile (approximately 57% of AMI's direct premiums) and other casualty lines of insurance principally in Oklahoma, Texas and Kansas, and is headquartered in Oklahoma City, Oklahoma. Total direct premiums written by AMI in 1997 were $87.3 million. Total direct premiums written by AMI in 1996 were $90.4 million; of that amount $5.5 million of premiums were written in December and included in the results of operations of the Company in 1996. AMI is licensed in 36 states. In early 1998, the Company also commenced operations in Florida.

     During 1997, approximately 90% of the Company's direct premiums written, including AMI, were derived from California.

     In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

     In February 1994, the California Insurance Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Further rate modifications were approved and made effective on October 15, 1995, April 15, 1996 and October 1, 1997. The rate changes made over the last several years have been substantially revenue-neutral overall, with physical damage rates being increased and bodily injury liability rates decreased. The rate changes have resulted in a substantial increase in new business being submitted to the Company. Since March 31, 1994, Private Passenger Automobile ("PPA") policies in force in California have increased by approximately 350,000 to 650,000 at December 31, 1997, an annual rate of increase of over 20%.

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations designed to implement the requirements that automobile insurance rates be determined by (1) driving safety record, (2) years of driving experience, (3) miles driven per year and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The law further requires that each of the four factors be applied in decreasing order of importance.

     The new permanent regulations replaced emergency regulations which had been in use since their issuance in 1989. The new regulations required all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. The Company submitted its new proposed rating plan on March 11, 1997.

     The Company's plan, and the new plans of most other California automobile insurers, were approved by the California DOI in October 1997. The Company's plan became effective November 1, 1997. Although the rate changes produced some minor dislocations, implementation of the new plan has not thus far had a material effect on the Company's overall competitive position or its profitability.

     In February 1998, the Company filed new reduced rates with the California DOI. The overall rate reduction of approximately 7% will become effective on April 1, 1998.

RESULTS OF OPERATIONS

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
     ---------------------------------------------------------------------

     Premiums earned in 1997 of $1,031.3 million (including $65.1 million contributed by AMI) increased 36.6%, primarily reflecting unit growth. Average premium per policy for the year declined slightly. Net premiums written in 1997 of $1,086.2 million (including $72.8 million contributed by AMI) increased 36.5% over a year earlier, continuing a growth trend which began in the second quarter of 1993. Growth in written premiums in California of 28.5% for all of 1997 was aided by a new California law that became effective January 1, 1997 which requires proof of insurance for the registration (new or renewal) of a motor vehicle. The greater part of the new business generated by the new law occurred in the first half of 1997, and provided for only the minimum liability coverage required by law. The average premium on this business was substantially less than that produced by full coverage policies, which constitute a majority of the Company's total premium volume.

     The loss ratio in 1997 (loss and loss adjustment expenses related to premiums earned) was 63.5%, compared with 66.5% in 1996. The improvement in loss experience in 1997 is in large part related to the effectiveness of Proposition 213, an initiative passed by a large majority of California voters in November 1996 which prohibits recovery of non-economic losses by uninsured motorists or drunk drivers injured in automobile accidents. The 1997 loss ratio reflects deficiencies from unfavorable development on allocated loss adjustment expenses from prior periods. The initial estimates were based principally on the Company's actual experience and did not fully reflect the increases in the legal expenses of defending the Company's insureds arising from the Company's policy of aggressively defending, including litigating, exaggerated bodily injury claims arising from minimal impact automobile accidents.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 25.1% in 1997 and 24.5% 1996. The increase in the expense ratio in 1997 reflects increased provisions for profit-related bonuses to both agents and employees and the inclusion of the operating results of AMI for a full year.

     Total losses and expenses in 1997, excluding interest expense of $5.0 million, were $913.2 million, resulting in an underwriting gain for the period of $118.1 million, compared with an underwriting gain of $68.4 million in 1996.

     Investment income in 1997, including a contribution from AMI of $6.3 million, was $86.8 million, compared with $70.2 million in 1996. The after-tax yield on average investments of $1,262.9 million, including AMI, (fixed maturities at cost, equities at market) was 6.17%, compared with 6.50% on average investments of $975.1 million in 1996. The effective tax rate on investment income was 10.3% in 1997, compared with 9.7% in 1996. The effective tax rate was increased, and the effective after-tax yield was reduced slightly, by the inclusion of AMI for the full year 1997. The slightly higher tax rate on investment income in 1997 reflects an increase in the proportion of investment income derived from taxable bonds held by AMI and dividends on equities, principally perpetual preferred stocks. The redemption of bonds acquired during higher interest periods has been a negative influence on realized yields in each of the last several years and will continue in 1998. Bonds matured and called in 1997 totaled $54.0 million, compared with $72.9 million in 1996. Approximately $65.3 million of bonds are expected to mature or be called in 1998. Average yields being obtained during the first quarter of 1998 on new investments are 50 to 75 basis points lower than the average yield realized in 1997.

     Realized investment gains in 1997 were $5.0 million, compared with realized losses of $3.2 million in 1996. The gains and losses in both years reflect principally income-enhancing swaps of both fixed maturities and equity securities, including perpetual preferred stocks. The losses realized in 1996 were designed to utilize expiring capital gains tax benefits.

     The income tax provision of $53.5 million in 1997 represented an effective tax rate of 25.5%, compared with an effective rate of 22.6% in 1996. The increase in the rate is attributable to the increased proportion of realized gains and the increase in underwriting gains, both of which are taxed at the full corporate rate of 35%, in contrast to investment income which consists primarily of tax-exempt interest and tax sheltered dividend income.

     Net income in 1997 was $156.3 million, or $2.84 per share, (basic), compared with $105.8 million, or $1.93 per share, (basic), in 1996. Basic share results are based on 55.0 million average shares in 1997 and 54.8 million average shares in 1996, adjusted for a two-for-one stock split effective September 16, 1997. Diluted per share results, calculated in accordance with new accounting standards, were $2.82 in 1997 and $1.92 in 1996.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
     ---------------------------------------------------------------------

     Premiums earned in 1996 of $754.7 million (including $5.2 million contributed by AMI in December 1996) increased 22.5% over premiums earned in 1995, primarily reflecting unit growth. Average premium per policy for the year was substantially unchanged. Net premiums written in 1996 of $795.9 million (including $4.5 million contributed by AMI) increased 25.0% over a year earlier, continuing a growth trend which began in the second quarter of 1993.

     The loss ratio in 1996 was 66.5%, compared with 67.6% in 1995. The 1996 and 1995 loss ratios reflect small contributions from favorable loss reserve development from prior periods.

     The expense ratio was 24.4% in 1996 and 1995. The consolidation of one month of operating results of AMI in 1996 had no material effect on either the loss or expense ratios.

     Total losses and expenses in 1996, excluding interest expense of $2.0 million, were $686.4 million, resulting in an underwriting gain for the period of $68.4 million, compared with an underwriting gain of $49.0 million in 1995.

     Investment income in 1996, including a contribution from AMI of $400,000 for the final month of the year, was $70.2 million, compared with $63.0 million in 1995. The after-tax yield on average investments of $975.1 million, including AMI, was 6.50%, compared with 6.89% on average investments of $827.9 million in 1995. The effective tax rate on investment income was 9.7% in 1996, compared with 9.4% in 1995. The effective tax rate was increased and the effective after-tax yield was reduced slightly by the inclusion of AMI for the month of December 1996. The effective tax rate on investment income in 1996, excluding AMI, was 9.6%, and the after-tax yield was 6.56%. The slightly higher tax rate on investment income in 1996 reflects an increase in the proportion of investment income derived from dividends on equities, principally perpetual preferred stocks. Bonds matured and called in 1996 totaled $72.9 million, compared with $71.0 million in 1995. Average yields obtained during 1997 on new investments were approximately some 50 basis points lower than the average yield realized in 1996.

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

     Net income in 1996 was $105.8 million, or $1.93 per share (Basic), compared with $90.3 million, or $1.65 per share (Basic), in 1995. Basic per share results are based on 54.8 million average shares in 1996 and 54.6 million average shares in 1995 adjusted for a two-for-one stock split effective September 16, 1997. Diluted per share results, calculated in accordance with new accounting standards, were $1.92 in 1996 and $1.65 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities in 1997, was $268.2 million, while funds derived from the sale, redemption or maturity of investments was $734.0 million, of which approximately 80% was represented by the sale of equity securities. The amortized cost of fixed-maturity investments increased by $222.8 million during the year. Equity investments, including perpetual preferred stocks, increased by $21.7 million at cost, while short-term cash investments decreased by $6.3 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $142.4 million.

     The market value of all investments held at market as "Available for Sale" exceeded the amortized cost of $1,377.3 million at December 31, 1997 by $71.0 million. That unrealized gain, reflected in shareholders' equity net of applicable tax effects, was $46.1 million at December 31, 1997 compared with an unrealized gain of $19.0 million at December 31, 1996. The increase in market values since December 31, 1996 reflects principally the substantial decline in intermediate and long term interest rates during 1997.

     The Company's cash and short term investments totaled $62.8 million at December 31, 1997. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of long term investments.

     Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. In 1995, the Company adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1997 bond holdings rated below investment grade totaled $15.0 million at market (cost $14.0 million), or 1% of total investments. The average rating of the $1,071.4 million bond portfolio (at amortized cost) was AA-, while the average effective maturity, giving effect to anticipated early call, approximates 7.5 years. The modified duration of the bond portfolio at year-end was 6.1 years, reflecting the heavy weighting of high coupon issues, including housing issues subject to sinking funds, and other issues which are pre-refunded or are expected to be called prior to their maturity. Duration measures the length of time it takes to receive all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided.

     Holdings in the taxable sector consist largely of senior public utility issues. Fixed-maturity investments of $1,147.6 million (amortized cost), include $76.2 million (amortized cost) of sinking fund preferreds, principally utility issues. The market value of all fixed maturities exceeded cost by $67.4 million at December 31, 1997. The only securities held which may be considered derivatives are a small amount of adjustable rate preferred stocks.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $173.5 million at market (cost $169.9 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 21.7% of total shareholders' equity.

     The only significant debt of the Company at December 31, 1997 was a three year, $75,000,000 revolving credit bank loan. The loan agreement requires the Company to meet numerous affirmative and negative covenants. The proceeds of the loan were used to repay a prior loan and to acquire AMI, with the balance contributed to the Company's new insurance subsidiaries. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. The interest rate is variable and is optionally related to the Federal Funds Rate, Bank of New York Rate (prime rate) or the Eurodollar London Interbank Rate (LIBOR). Based on the rates effective through November 23, 1998, LIBOR plus .50, the net interest cost on the loan approximates 6.125%.

     In March 1994, the Company's Employee Stock Ownership Plan (the "Plan") purchased 322,000 shares of Mercury General's common stock in the open market at a price of $14.875 per share, adjusted for the two-for-one stock split effective September 16, 1997. The purchases were funded by a five year term bank loan of $5.0 million to the Plan which is guaranteed by the Company. The shares have been allocated to employees over the amortization period of the loan, with the initial allocation made in December 1994. The remaining balance of the loan of $2.0 million is being retired in March 1998 with the proceeds of contributions to the Plan by the Company for the year 1997, and the remaining unallocated shares were credited to employees' ESOP balances at December 31, 1997. A new $5.0 million ESOP loan is currently being arranged with an amortization period of not more than five years. The proceeds of that loan will be used to purchase the Company's shares in the open market, with the shares to be allocated to employees over the amortization period beginning in December 1998. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the nominal fixed rate of interest on the loan, which, in 1997, was 6.98%.

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.
The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1997. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

     As of December 31, 1997, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $679.4 million at December 31, 1997, and net written premiums for the twelve months ended on that date of $1,086.2 million, the ratio of writings to surplus was approximately 1.6 to 1.

YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or as no date. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is nearing completion of the modifications to its computer programs and systems to resolve the problems created by the impending year 2000. The conversion of the most critical systems should be completed within the first quarter of 1998. The cost of this conversion has been charged to current operations and will not have a material effect on the financial condition of the Company.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's agents, suppliers and financial institutions with whom the Company conducts business, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to external Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from the historical information contained herein and from those that may be expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the success of the Company in integrating and profitably operating the business of AMI, and in expanding generally in states outside of California, the impact of the permanent rating factor regulations recently adopted by the California Insurance Commissioner for private passenger automobile policies issued in California and the level of investment yields obtainable in the Company's investment portfolio in comparison to recent yields, as well as the cyclical and competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes. Such risks and uncertainties and other factors are discussed above and in periodic filings with the Securities and Exchange Commission.

SUPPLEMENTARY DATA

     Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands except per share data):

                                                    Quarter Ended
                                     --------------------------------------------
                                      March 31     June 30    Sept. 30   Dec. 31
                                     -----------   --------   --------   --------
1997
----
Earned premiums..................... $235,579      $255,119   $267,212   $273,370
Income before income taxes.......... $ 39,870      $ 47,967   $ 55,198   $ 66,744
Net income.......................... $ 30,818      $ 35,893   $ 40,754   $ 48,841
Basic earnings per share............ $    .56      $    .65   $    .74   $    .89
Diluted earnings per share.......... $    .56      $    .65   $    .74   $    .88
Dividends declared per share........ $   .145      $   .145   $   .145   $   .145

1996
----
Earned premiums..................... $169,563      $181,254   $193,298   $210,609
Income before income taxes ......... $ 27,421      $ 34,185   $ 38,078   $ 36,906
Net income.......................... $ 21,911      $ 26,583   $ 28,993   $ 28,277
Basic earnings per share..........   $    .40      $    .49   $    .53   $    .52
Diluted earnings per share.......... $    .40      $    .48   $    .53   $    .51
Dividends declared per share........ $    .12      $    .12   $    .12   $    .12

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report............................................    32
Consolidated Financial Statements:
      Consolidated Balance Sheets as of December 31, 1997 and 1996......    33
      Consolidated Statements of Income for Each of the Years in the
      Three-Year Period Ended December 31, 1997.........................    34
      Consolidated Statements of Shareholders' Equity for Each of the
       Years in the Three-Year Period Ended December 31, 1997...........    35
      Consolidated Statements of Cash Flows for Each of the Years in
      the Three-Year Period Ended December 31, 1997.....................    36
      Notes to Consolidated Financial Statements........................    38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mercury General Corporation:


     We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                      KPMG PEAT MARWICK LLP

Los Angeles, California
February 13, 1998

                          MERCURY GENERAL CORPORATION

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

              AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                                  1997        1996
                                                               ----------  ----------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,147,594 in 1997 and $924,793 in 1996)................   $1,214,986   $  954,108
   Equity securities available for sale (cost $169,943 in
    1997 and $148,264 in 1996)..............................      173,522      148,112
   Short-term cash investments, at cost, which approxi-
    mates market............................................       59,740       66,067
                                                               ----------   ----------
              Total investments.............................    1,448,248    1,168,287
Cash........................................................        3,011        3,605
Receivables:
   Premiums receivable......................................      104,216       83,748
   Premium notes............................................       13,562       12,395
   Accrued investment income................................       21,895       18,410
   Other....................................................       26,476       29,655
                                                               ----------   ----------
                                                                  166,149      144,208
Deferred policy acquisition costs...........................       57,264       46,783
Fixed assets, net...........................................       30,493       30,060
Other assets................................................       20,367       26,984
                                                               ----------   ----------
                                                               $1,725,532   $1,419,927
                                                               ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................    $  409,061   $  336,685
Unearned premiums..........................................       309,376      260,878
Notes payable..............................................        75,000       75,000
Loss drafts payable........................................        32,058       29,032
Accounts payable and accrued expenses......................        50,742       36,463
Current income taxes.......................................         3,317        1,590
Deferred income taxes......................................        19,722        6,349
Other liabilities..........................................        26,664       32,708
                                                               ----------   ----------
              Total liabilities............................       925,940      778,705
                                                               ----------   ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     55,124,579 shares in 1997 and 55,007,850 in 1996......        47,412       42,644
   Net unrealized investment gains.........................        46,131       18,956
   Unearned ESOP compensation..............................            --       (2,000)
   Retained earnings.......................................       706,049      581,622
                                                               ----------   ----------
              Total shareholders' equity...................       799,592      641,222
                                                               ----------   ----------
   Commitments and contingencies...........................    $1,725,532   $1,419,927
                                                               ==========   ==========

       See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      THREE YEARS ENDED DECEMBER 31, 1997

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA


                                                     1997         1996        1995
                                                  -----------   ---------   --------
Revenues:
  Earned premiums..............................    $1,031,280   $754,724    $616,326
  Net investment income........................        86,812     70,180      62,964
  Net realized investment gains (losses).......         4,973     (3,173)      1,048
  Other........................................         4,881      3,233       3,341
                                                   ----------   --------    --------

      Total revenues...........................     1,127,946    824,964     683,679
                                                   ----------   --------    --------

Expenses:
  Losses and loss adjustment expenses..........       654,729    501,858     416,556
  Policy acquisition costs.....................       224,883    160,019     128,743
  Other operating expenses.....................        33,579     24,493      22,017
  Interest.....................................         4,976      2,004       2,040
                                                   ----------   --------    --------

       Total expenses..........................       918,167    688,374     569,356
                                                   ----------   --------    --------

  Income before income taxes...................       209,779    136,590     114,323

Income taxes...................................        53,473     30,826      24,022
                                                   ----------   --------    --------

 Net income....................................    $  156,306   $105,764    $ 90,301
                                                   ==========   ========    ========

Basic earnings per share.......................    $    2.84    $   1.93    $   1.65
                                                   ==========   ========    ========

Diluted earnings per share.....................    $    2.82    $   1.92    $   1.65
                                                   ==========   ========    ========

        See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1997

                         AMOUNTS EXPRESSED IN THOUSANDS


                                                                                    1997        1996        1995
                                                                                 ---------   ---------   ---------

Common stock, beginning of year................................................. $ 42,644    $ 40,895    $ 40,250
Proceeds of stock options exercised.............................................      999       1,104         384
Tax benefit on sales of incentive stock
 options........................................................................      401         220          74
Release of common stock by the ESOP.............................................    3,368         425         187
                                                                                 --------    --------    --------
Common stock, end of year.......................................................   47,412      42,644      40,895
                                                                                 --------    --------    --------
 Net unrealized investment gains (losses) on
 securities, beginning of year..................................................   18,956      25,227     (12,733)
Net increase (decrease) in unrealized invest-
 ment gains (losses) on securities..............................................   27,175      (6,271)     37,960
                                                                                 --------    --------    --------
Net unrealized investment gains on
 securities, end of year........................................................   46,131      18,956      25,227
                                                                                 --------    --------    --------

Unearned ESOP compensation relating to common
 stock purchases by ESOP........................................................   (2,000)     (3,084)     (4,042)
Amortization of unearned ESOP compensation......................................    2,000       1,084         958
                                                                                 --------    --------    --------
Unearned ESOP compensation, end of year.........................................       --      (2,000)     (3,084)
                                                                                 --------    --------    --------

Retained earnings, beginning of year............................................  581,622     502,150     433,686
Net income......................................................................  156,306     105,764      90,301
Dividends paid to shareholders..................................................  (31,879)    (26,292)    (21,837)
                                                                                 --------    --------    --------
Retained earnings, end of year..................................................  706,049     581,622     502,150
                                                                                 --------    --------    --------
       Total shareholders' equity............................................... $799,592    $641,222    $565,188
                                                                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1997
                         AMOUNTS EXPRESSED IN THOUSANDS

                                                               1997         1996         1995
                                                               ----         ----         ----
Cash flows from operating activities:
  Net income                                               $ 156,306     $ 105,764     $ 90,301
  Adjustments to reconcile net income to net cash
   provided from operating activities:
     Increase in unpaid losses and loss adjustment
      expenses                                                72,376        35,947       26,047
     Increase in unearned premiums                            48,498        42,276       19,750
     Increase in premium notes receivable                     (1,167)         (667)        (166)
     Increase in premiums receivable                         (20,468)      (15,460)     (10,161)
     Increase in deferred policy acquisition costs           (10,481)       (7,080)      (3,741)
     Increase in loss drafts payable                           3,026         5,179        2,292
     Increase in accrued income taxes,
      excluding deferred tax on change in unrealized
      gain                                                       469         1,016        4,995
     Increase in accounts payable and accrued
      expenses                                                14,279         8,385        3,487
     Depreciation                                              5,157         4,067        3,736
     Net realized investment (gains) losses                   (4,973)        3,173       (1,048)
     Bond amortization, net                                   (2,295)       (1,112)        (103)
     Other, net                                                7,479        15,136        1,169
                                                             -------       -------      -------
            Net cash provided from operating activities      268,206       196,624      136,558

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                           (362,932)     (243,779)    (204,360)
        Sales                                                 71,313        41,353       47,824
        Calls or maturities                                   72,515        91,834       70,954
      Equity securities available for sale:
        Purchases                                           (608,260)     (437,128)    (386,343)
        Sales                                                590,155       398,306      365,696
      Purchase of AFI, less cash acquired                       --         (33,629)        --
      Decrease (increase) in short-term cash investments,
       net                                                     6,327       (32,077)      (5,801)
      Purchase of fixed assets                                (6,854)       (5,971)      (4,115)
      Sale of fixed assets                                     1,165           167          494
                                                           ---------     ---------    ---------
         Net cash used in investing activities             $(236,571)    $(220,924)   $(115,651)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                        1997        1996        1995
                                                      ---------   ---------   ---------
Cash flows from financing activities:
   Additions to notes payable                         $     --    $ 75,000    $    --
   Principal payments on notes payable                      --     (25,000)        --
   Payment of American Mercury Insurance Company
    indemnification holdback                            (1,750)         --         --
   Dividends paid to shareholders                      (31,879)    (26,291)    (21,837)
   Proceeds from stock options exercised                 1,400       1,324         458
                                                      --------    --------    --------
            Net cash provided by (used in)
             financing activities                      (32,229)     25,033     (21,379)
                                                      --------    --------    --------

Net increase (decrease) in cash                           (594)        733        (472)
Cash:
   Beginning of the year                                 3,605       2,872       3,344
                                                      --------    --------    --------
   End of the year                                    $  3,011    $  3,605    $  2,872
                                                      ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1)  SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois. Effective December 1, 1996 the financial statements also include newly acquired companies American Mercury Insurance Company, Cimarron Insurance Company, Inc., AFI Management Company, Inc. (AFIMC), and American Mercury Lloyds Insurance Company (AML). AML is not owned by MGC, but is controlled by MGC through its attorney-in-fact, AFIMC. The acquisition is discussed further in Note 8. Collectively, the newly-acquired companies, including AML, are referred to as AMI. All of the subsidiaries as a group, including AML, but excluding AFIMC, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

                           DECEMBER 31, 1997 AND 1996

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

 Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under SFAS No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The estimated fair value of notes payable equals their carrying value, which was based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The terms of the notes are discussed in Note 5.

 Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 1997, 1996 and 1995 were $1,086,241,000, $795,873,000 and $636,590,000, respectively.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     One agent produced direct premiums written of approximately 14%, 17% and 15% of the Company's total direct premiums written during 1997, 1996 and 1995, respectively.

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

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 Earnings per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997. Note 14 contains the required disclosures which make up the calculation of basic and diluted earnings per share.

 Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

 Income Taxes

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          DECEMBER 31, 1997 AND 1996

(1)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 Statements of Cash Flows

     Interest paid during 1997, 1996, and 1995 was $5,077,000, $1,882,000, and
$1,970,000, respectively. Income taxes paid were $52,611,000 in 1997, $30,550,000 in 1996, and $18,954,000 in 1995.

     The balance sheet of AMI at the acquisition date included the following assets: investments of $75,310,000, cash of $1,362,000, receivables of $44,418,000 and other assets of $31,124,000. Liabilities assumed in the acquisition included unearned premiums of $50,199,000, loss and loss adjustment expense reserves of $47,039,000 and other liabilities of $19,985,000.

     On December 30, 1997, the Company paid $1,750,000 of principal plus $87,500 of interest to the seller of AMI. This amount represented repayment of a one year note which secured the seller's guaranty of the collectibility of certain assets of AMI.

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

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)  INVESTMENTS AND INVESTMENT INCOME

     A summary of net investment income is shown in the following table:

                                                                                Year ended December 31,
                                                                                (Amounts in thousands)
                                                                             -----------------------------
                                                                              1997       1996       1995
                                                                             -------   --------   --------
Interest and dividends on fixed maturities................................  $67,948    $55,132    $50,099
Dividends on equity securities............................................   16,317     13,385     11,855
Interest on short-term cash investments...................................    3,321      2,126      1,456
                                                                            -------    -------    -------
     Total investment income..............................................   87,586     70,643     63,410
Investment expense........................................................      774        463        446
                                                                            -------    -------    -------
     Net investment income................................................  $86,812    $70,180    $62,964
                                                                            =======    =======    =======

     A summary of net realized investment gains (losses) is as follows:

                                                                                Year ended December 31,
                                                                                (Amounts in thousands)
                                                                             -----------------------------
                                                                              1997       1996       1995
                                                                             -------   --------   --------
Net realized investment gains (losses):
     Fixed maturities.....................................................   $1,400    $   963    $   (57)
     Equity securities....................................................    3,573     (4,136)     1,105
                                                                             ------    -------    -------
                                                                             $4,973    $(3,173)   $ 1,048
                                                                             ======    =======    =======

      Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

                                                                                Year ended December 31,
                                                                                (Amounts in thousands)
                                                                             -----------------------------
                                                                              1997       1996       1995
                                                                             -------   --------   --------
Fixed maturities available for sale:
     Gross realized gains.................................................   $   849   $   515    $   346
     Gross realized losses................................................      (389)   (1,237)      (822)
                                                                             -------   -------    -------
          Net.............................................................   $   460   $  (722)   $  (476)
                                                                             =======   =======    =======

Equity securities available for sale:
     Gross realized gains.................................................   $ 7,257   $ 2,925    $ 5,154
     Gross realized losses................................................    (3,565)   (7,115)    (4,049)
                                                                             -------   -------    -------
          Net.............................................................   $ 3,692   $(4,190)   $ 1,105
                                                                             =======   =======    =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(2) INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

     A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

                                                                           Year ended December 31,
                                                                           (Amounts in thousands)
                                                                        -----------------------------
                                                                          1997       1996      1995
                                                                          ----       ----      ----
Net increase (decrease) in net unrealized
 investment gains and losses:
         Fixed maturities available for sale.........................   $38,077  $ (8,059)   $ 49,859
         Income tax expense (benefit)................................    13,327    (2,821)     17,451
                                                                        -------  --------    --------
                                                                        $24,750  $ (5,238)   $ 32,408
                                                                        =======  ========    ========

         Equity securities...........................................   $ 3,731  $ (1,589)   $  8,541
         Income tax expense (benefit)................................     1,306      (556)      2,989
                                                                        -------  --------    --------
                                                                        $ 2,425  $ (1,033)   $  5,552
                                                                        =======  ========    ========

Accumulated unrealized gains and losses on securities available for sale follows:

                                                                                 December 31,
                                                                            (Amounts in thousands)
                                                                            ----------------------
                                                                               1997        1996
                                                                               ----        ----
Fixed maturities available for sale:
     Unrealized gains................................................       $ 68,718    $ 34,555
     Unrealized losses...............................................         (1,326)     (5,240)
     Tax effect......................................................        (23,587)    (10,260)
                                                                            --------    --------
                                                                            $ 43,805    $ 19,055
                                                                            --------    --------

Equity securities available for sale:
     Unrealized gains................................................       $  5,006    $  2,347
     Unrealized losses...............................................         (1,427)     (2,499)
     Tax effect......................................................         (1,253)         53
                                                                            --------    --------
                                                                            $  2,326    $    (99)
                                                                            --------    --------

       Net unrealized investment gains...............................       $ 46,131    $ 18,956
                                                                            ========    ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(2) INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1997 are as follows:

                                                        Gross       Gross       Estimated
                                         Amortized   Unrealized   Unrealized      Market
                                            Cost        Gains      Losses         Value
                                         ----------  ----------   ----------    ---------
                                                     (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...........   $   19,700     $   123     $   16   $   19,807
Obligations of states and political
  subdivisions........................    1,021,259      64,908        554    1,085,613
Public utilities......................       11,383         151          5       11,529
Corporate securities..................       19,013         324         11       19,326
Redeemable preferred stock............       76,239       3,212        740       78,711
                                         ----------     -------     ------   ----------
     Totals...........................   $1,147,594     $68,718     $1,326   $1,214,986
                                         ==========     =======     ======   ==========

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1996 are as follows:

                                                                     Gross         Gross         Estimated
                                                    Amortized      Unrealized    Unrealized        Market
                                                       Cost          Gains         Losses          Value
                                                    ---------      ----------    ----------      ---------
                                                                    (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.........                $ 34,218         $    33      $    366       $ 33,885
Obligations of states and political
  subdivisions......................                 781,586          30,817         3,642        808,761
Public utilities................................      12,908             229            87         13,050
Corporate securities............................      29,368             114           304         29,178
Redeemable preferred stock......................      66,713           3,362           841         69,234
                                                    --------         -------      --------       --------
     Totals.....................................    $924,793         $34,555      $  5,240       $954,108
                                                    ========         =======      ========       ========

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

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(2)  INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

At December 31, 1997 bond holdings rated below investment grade totaled
approximately 1.0% of total investments.   The average Standard and Poor's
rating of the bond portfolio is AA-.

The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 Estimated
                                                   Amortized       Market
                                                      Cost         Value
                                                  ------------   ----------
                                                   (Amounts in thousands)
                                                  -------------------------
Fixed maturities available for sale:
   Due in one year or less ....................     $   12,117   $   12,230
   Due after one year through five years.......         78,682       79,795
   Due after five years through ten years......         65,455       68,505
   Due after ten years.........................        991,340    1,054,456
                                                    ----------   ----------
                                                    $1,147,594   $1,214,986
                                                    ==========   ==========


The Company utilizes repurchase agreements for investing funds overnight. All repurchase agreements utilized require U.S. Treasury securities or obligations of U.S. government corporations or agencies as collateral.

(3)  FIXED ASSETS

      A summary of fixed assets follows:

                                                December 31,
                                             (Amounts in thousands)
                                           -------------------------
                                             1997           1996
                                             ----           ----
       Land.............................  $  6,084        $  6,128
       Buildings........................    21,802          21,430
       Furniture and equipment..........    27,819          23,287
       Leasehold improvements...........       391           1,238
                                            ------         -------
                                            56,096          52,083
       Less accumulated depreciation....   (25,603)        (22,023)
             Net fixed assets...........   -------         -------
                                          $ 30,493        $ 30,060
                                            ======         =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(4)  DEFERRED POLICY ACQUISITION COSTS

     Policy acquisition costs incurred and amortized to income are as follows:

                                             Years ended December 31,
                                              (Amounts in thousands)
                                         ---------------------------------
                                           1997        1996        1995
                                           ----        ----        ----
Balance, beginning of year.........      $  46,783   $  33,809   $  30,068
DAC acquired in purchase of AFI....             --       5,850          --
Costs deferred during the year.....        235,364     167,143     132,484
Amortization charged to expense....       (224,883)   (160,019)   (128,743)
                                         ---------   ---------   ---------
Balance, end of year...............      $  57,264   $  46,783   $  33,809
                                         =========   =========   =========

(5)  NOTES PAYABLE

     Notes payable at December 31, 1997 consists of three unsecured notes payable under a credit agreement dated November 21, 1996. The combined principal amount on the notes of $75,000,000 is payable on November 21, 2000. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York prime rate or the Eurodollar London Interbank rate (LIBOR). Based on the rates effective through November 23, 1998, the net interest cost on the loan at December 31, 1997 is approximately 6.125%.

     The terms of the loan agreement include certain affirmative and negative covenants, all of which are met by the Company at December 31, 1997.

(6)  INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(6)  INCOME TAXES (CONTINUED)

   The provision for income tax expense (benefit) consists of the following components:

                                           Year ended December 31,
                                            (Amounts in thousands)
                                        ------------------------------
                                          1997       1996       1995
                                        --------   --------   --------
   Federal
       Current.......................   $54,447    $31,880    $24,016
       Deferred......................    (1,265)    (1,139)       (92)
                                        -------    -------    -------
                                        $53,182    $30,741    $23,924
                                        =======    =======    =======
   State
       Current.......................   $   291    $    85    $    98
       Deferred......................        --         --         --
                                        -------    -------    -------
                                        $   291    $    85    $    98
                                        =======    =======    =======
   Total
       Current.......................   $54,738    $31,965    $24,114
       Deferred......................    (1,265)    (1,139)       (92)
                                        -------    -------    -------
           Total.....................   $53,473    $30,826    $24,022
                                        =======    =======    =======

   The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                                                Year ended December 31,
                                                                                (Amounts in thousands)
                                                                           ---------------------------------
                                                                             1997         1996        1995
                                                                           ---------   ---------   ---------
Computed tax expense at 35% ........................................       $ 73,423    $ 47,807    $ 40,013
Tax-exempt interest income..........................................        (19,188)    (15,626)    (13,718)
Dividends received deduction........................................         (5,389)     (4,949)     (4,936)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after August 7, 1986                          3,640       2,974       2,546
Other, net..........................................................            987         620         117
                                                                           --------    --------    --------
     Income tax expense ............................................       $ 53,473    $ 30,826    $ 24,022
                                                                           ========    ========    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(6)  INCOME TAXES (CONTINUED)

   The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                             December 31,
                                                        (Amounts in thousands)
                                                    -------------------------------
                                                      1997       1996        1995
                                                    --------   ---------   --------
Deferred tax assets
    Discounting of loss reserves and salvage
     and subrogation recoverable for tax
     purposes....................................  $  6,930    $  6,123   $  5,030
    Other deferred tax assets....................     1,085       1,358        638
                                                   --------    --------   --------
      Total gross deferred tax assets............     8,015       7,481      5,668
       Less valuation allowance..................        --          --         --
                                                   --------    --------   --------
       Net deferred tax assets...................     8,015       7,481      5,668
                                                   --------    --------   --------

Deferred tax liabilities
    Tax liability on net unrealized gain on
     securities carried at market value..........   (24,840)    (10,207)   (13,584)
Tax depreciation in excess of book
     depreciation................................    (1,467)     (1,270)    (1,184)
    Accretion on bonds...........................    (1,061)       (784)      (742)
    Other deferred tax liabilities...............      (369)     (1,569)      (316)
                                                   --------    --------   --------
       Total gross deferred tax liabilities......   (27,737)    (13,830)   (15,826)
                                                   --------    --------   --------

      Net deferred tax liabilities...............  $(19,722)   $ (6,349)  $(10,158)
                                                   ========    ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(7)  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

                                                         Year ended December 31,
                                                          (Amounts in thousands)
                                                        --------------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
    Gross reserves for losses and loss
     adjustment expenses at beginning of year.....   $336,685   $253,546   $227,499
      Less reinsurance recoverable................    (24,931)    (2,556)    (4,107)
                                                     --------   --------   --------
    Net reserves, beginning of year...............    311,754    250,990    223,392

    Reserves acquired in purchase of AMI..........         --     24,231         --

    Incurred losses and loss adjustment expenses
      related to:
        Current year..............................    641,911    505,726    423,264
        Prior years...............................     12,818     (3,868)    (6,708)
                                                     --------   --------   --------
      Total incurred losses and loss adjustment
       expenses...................................    654,729    501,858    416,556
                                                     --------   --------   --------

    Loss and loss adjustment expense payments
      related to:
        Current year..............................    373,823    298,099    243,294
        Prior years...............................    206,390    167,226    145,664
                                                     --------   --------   --------
    Total payments................................    580,213    465,325    388,958
                                                     --------   --------   --------

    Net reserves for losses and loss adjustment
     expenses at end of year......................    386,270    311,754    250,990
    Reinsurance recoverable.......................     22,791     24,931      2,556
                                                     --------   --------   --------
    Gross reserves, end of year...................    409,061   $336,685   $253,546
                                                     ========   ========   ========

Increases in incurred losses in 1997 relating to prior years reflects increases in the Company's estimates for loss adjustment expenses.

Decreases in incurred losses relating to 1996 and 1995 reflects the favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(8)  ACQUISITION OF AMERICAN FIDELITY INSURANCE COMPANY

   Effective November 30, 1996 the Company acquired all of the issued and outstanding common stock of American Mercury Insurance Company, including its subsidiaries as described in Note 1, for $35.0 million. The acquisition was paid for in cash with funds raised by increasing the Company's notes payable under the bank credit agreement discussed in Note 5. On December 30, 1996 the Company contributed an additional $15.0 million to AMI. The acquisition was accounted for using the purchase method and resulted in a minimal amount of goodwill. The purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

   AMI writes property and casualty insurance, primarily in Oklahoma, Kansas and Texas, where the companies are domiciled. Its primary lines are automobile and mechanical breakdown insurance. The results of operations for the month of December 1996 and all of 1997 are included in the consolidated financial statements of the Company.

   The following unaudited proforma consolidated results of operations for 1996 give effect to the acquisition as though it had occurred at the beginning of each year presented:

                                               Pro Forma Results for the year ended
                                                           December 31,
                                                      (Amounts in thousands,
                                                       except per share data)
                                               ------------------------------------
                                                          1996        1995
                                                          ----        ----
         Revenues                                        $891,243    $756,728
         Pretax operating income                         $136,912    $117,092
         Income before income taxes                      $133,691    $118,293
         Basic earnings per share                        $   1.89    $   1.70
         Diluted earnings per share                      $   1.88    $   1.69

(9)  DIVIDEND RESTRICTIONS

   The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domicile states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations.
For the year 1998, the direct insurance subsidiaries of the Company are permitted to pay approximately $67.0 million in dividends to the Company without the prior

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(9) Dividend Restrictions (Continued)

approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends.

(10)  STATUTORY BALANCES AND ACCOUNTING PRACTICES

   The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1997, there were no material permitted statutory accounting practices utilized by the Insurance Companies. The NAIC is working on a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. When complete, that project will most likely change the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

   The Insurance Companies' statutory net income, as reported to regulatory authorities, was $147,255,000, $97,979,000, and $86,210,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 1997 and 1996 was $679,359,000 and $594,799,000, respectively.

   The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1997 according to the formula issued by the NAIC. Each of the companies' policyholders' surplus exceeded the highest level of recommended capital requirements.

(11) COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2002. Total rent expense under these lease agreements, all of which are operating leases, was $1,885,000, $1,583,000 and $1,461,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mercury Casualty Company will receive minimum future rentals on various noncancellable operating leases on a building in Brea, California. The annual rental commitments, expressed in thousands, are shown as follows:

                                       Rent        Rent
             YEAR                    Expense      Income
             ----                    -------      ------
             1998.................... $1,947      $ (330)
             1999.................... $2,025      $ (263)
             2000.................... $1,350      $  (91)
             2001.................... $  856      $   --
             2002.................... $  267      $   --
             Thereafter.............. $  --       $   --

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

(12)  PROFIT SHARING PLAN

   The Company, at the option of the Board of Directors, may make annual con-tributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,000,000 for each of the plan years ended December 31, 1997, 1996 and 1995.

   The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $1,349,000, $955,000, and $773,000 for the plan years ended December 31, 1997, 1996 and 1995.

   Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(12) PROFIT SHARING PLAN (CONTINUED)

service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP, which was $2,000,000, $3,000,000 and $4,000,000 at December 31, 1997, 1996 and 1995,
respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $5,368,000, $1,509,000 and $1,145,000 in 1997, 1996 and 1995, respectively. The ESOP shares as of December 31 were as follows:


                                                 1997        1996
                                               --------   ----------
     Allocated shares                           193,200      128,800
     Shares committed-to-be released            128,800       64,400
     Unreleased shares                               --      128,800
                                               --------   ----------
     Total ESOP shares                          322,000      322,000
                                               ========   ==========
     Market value of unreleased shares at
      December 31,                             $     --   $3,381,000
                                               ========   ==========

(13)  COMMON STOCK

   In September 1997, the common stock of the Company was split two-for-one. All share information has been adjusted accordingly.

   The Company adopted a stock option plan in October 1985 (the "1985 Plan") under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

   In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the Company's 1985 Plan. Under the 1995 Plan,

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(13)  COMMON STOCK (CONTINUED)

5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted during 1997, 1996 and 1995 become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years.

   As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $363,000, $295,000 and $116,000 in 1997, 1996 and 1995, respectively, and earnings per share (basic and diluted) would have remained the same in 1997, been reduced by .01 (basic and diluted) in 1996 and diluted would have been reduced by .01 in 1995 and basic would have remained the same in 1995. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of
2.0 percent for all years, expected volatility of 30 percent for all years and expected lives of 7 years for all years. The risk-free interest rates used were
6.4 percent for the options granted during 1997, 5.5 and 6.4 percent for the options granted during 1996, and 7.4 and 6.4 percent for the options granted during 1995.

   A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                              1997                  1996                  1995
                                      --------------------   --------------------   -------------------
                                                  Weighted               Weighted              Weighted
                                                  Average                Average               Average
                                                  Exercise               Exercise              Exercise
                                       Shares      Price      Shares      Price      Shares     Price
                                      ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of year       723,350     $14.452    730,650     $12.117   475,850     $ 9.301
Granted during the year                 45,000      27.406    120,000      23.078   310,000      15.545
Exercised during the year             (116,729)      8.553   (122,500)      7.713   (55,200)      7.089
Canceled or expired                    (16,000)     21.750     (4,800)     13.500        --          --
                                                             --------               -------
Outstanding at end of year             635,621      16.269    723,350      14.452   730,650      12.115
                                      ========               ========               =======

Options exercisable at year-end        281,021                268,150               283,450
Weighted-average fair value of
 options granted during the year       $  9.91                 $ 8.11                 $5.75

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(13)  COMMON STOCK (CONTINUED)

The following table summarizes information regarding the stock options outstanding at December 31, 1997:


                       Number       Weighted Avg.     Weighted Avg.     Number      Weighted Avg.
Range of             Outstanding      Remaining         Exercise      Exercisable     Exercise
Exercise Prices      at 12/31/97   Contractual Life       Price       at 12/31/97       Price
------------------   -----------   ----------------   -------------   -----------   -------------
$3.906 to 3.906         70,600        1.33 years        $ 3.906           70,600        $ 3.906
$15.00 to 15.9375      416,021        6.64               15.409          186,421         15.354
$21.75 to 27.4006      149,000        8.32               24.528           24,000         23.078
                       -------                                           -------
$3.906 to 27.406       635,621        6.44               16.269          281,021         13.138
                       =======                                           =======


(14)  EARNINGS PER SHARE

   A reconciliation of the numerator and denominator, adjusted for a two-for-one stock split effective September 1997, used in the basic and diluted earnings per share calculation is presented below:

                                                   1997                         1996                          1995
                                       -----------------------------   ----------------------------   -----------------------
                                        (000's)   (000's)               (000's)  (000's)              (000's)  (000's)
                                                 Weighted                        Weighted                      Weighted
                                         Income    Shares                 Income  Shares                Income  Shares
                                       (Numera-  (Denomi-  Per-Share    (Numera- (Denomi-  Per-Share  (Numera- (Denomi- Per-Share
                                         tor)     nator)    Amount        tor)    nator)    Amount      tor)    nator)   Amount
                                       --------  --------  ---------    -------- --------  ---------  -------- -------- --------
Basic EPS
---------
Income available to
 common stockholders                   $156,306   54,997     $2.84      $105,764   54,794      $1.93   $90,301  54,623     $1.65

Effect of dilutive
 securities
   Options                                  --       386                      --      304                   --     252

Diluted EPS
-----------
Income available to
 common stockholders
 after assumed
 conversions                           $156,306   55,383     $2.82      $105,764   55,098      $1.92   $90,301  54,875     $1.65
                                       ========   ======     =====      ========   ======      =====   =======  ======     =====

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   Information regarding executive officers of the Company is included in Part
I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 13, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

   (a) The following documents are filed as a part of this report:

   1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 1997 are contained herein as listed in the Index to Consolidated Financial Statements on page 31.

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


   3.  Exhibits:
        3.1      Articles of Incorporation of the Company, as amended to date.
        3.2@@    By-laws of the Company, as amended to date.
        4.1*     Shareholders' Agreement dated as of October 7, 1985 among the
                 Company, George Joseph and Gloria Joseph.
       10.1      Form of Agency Contract.
       10.2#     Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company and
                 California Automobile Insurance Company.
       10.3##    Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
       10.4##    ESOP Feature Trust Agreement between the Company and Wells Fargo
                 Bank, N.A., as Trustee, effective March 1, 1994.
       10.5##    ESOP Loan Agreement between Union Bank and Wells Fargo Bank, N.A., as Trustee, of the Mercury General Corporation ESOP Feature Trust dated as of March 11, 1994.
       10.6##    Continuing Guaranty, dated as of March 11, 1994, executed by
                 Mercury General Corporation in favor of Union Bank.
       10.7**    Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
       10.8**    Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
       10.9&     Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
       10.10&    Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
       10.11     Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.
       10.12&    Revolving Credit Agreement by and among Mercury General
                 Corporation, the Lenders Party Thereto and The Bank of New York, as Agent
                 dated as of November 21, 1996.
       10.13**   Property Per Risk Excess of Loss Reinsurance Agreement between
                 National Reinsurance Corporation and Mercury Casualty Company, effective April 1, 1995.
       10.14**   Endorsement No. 1 to the Property Per Risk Excess of Loss
                 Agreement effective April 1, 1995.
       10.15@@   Endorsement No. 2 to the Property Per Risk Excess of Loss
                 Agreement effective April 1, 1995.
       10.16@@   Endorsement No. 3 to the Property Per Risk Excess of Loss
                 Agreement effective April 1, 1995.
       10.17     Property Excess Catastrophe Reinsurance Agreement effective
                 September 1, 1996.
       10.18@@   Management Agreement effective January 1, 1995 between the
                 Company and Mercury Insurance Company of Illinois.
       10.19@@   Management Agreement effective January 1, 1995 between the
                 Company and Mercury Indemnity Company of Illinois.
       10.20@@   Management Agreement effective January 1, 1995 between the
                 Company and Mercury Insurance Company of Georgia.
       10.21@@   Management Agreement effective January 1, 1995 between the
                 Company and Mercury Indemnity Company of Georgia.
       10.22@    The 1995 Equity Participation Plan.

       10.23&    Stock Purchase Agreement between Mercury General Corporation as
                 Purchaser and AFC as Seller dated November 15, 1996.
       10.24     Management Agreement effective January 1, 1997 between the Company and American Mercury Insurance Company, AFI Management Co., Inc. and
                 Cimarron Insurance Company.
       21.1      Subsidiaries of the Company.
       23.1      Accountants' Consent.
       27.1      Financial Data Schedule

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

& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

   (b) Reports on Form 8-K:
       None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERCURY GENERAL CORPORATION



                                   By  /s/ GEORGE JOSEPH
                                      -------------------------------------
                                              George Joseph
                                       Chief Executive Officer and
                                          Chairman of the Board

March 18, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                    Date
      ---------                           -----                    ----

                                Chief Executive Officer
                                        and
                                 Chairman of the Board
  /s/ GEORGE JOSEPH          (Principal Executive Officer)      March 18, 1998
--------------------------
      George Joseph


                                Senior Vice President
 /s/ KEITH L. PARKER           Chief Investment Officer         March 18, 1998
--------------------------
     Keith L. Parker

                                 Vice President and
                               Chief Financial Officer
 /s/ GABRIEL TIRADOR        (Principal Financial Officer)       March 18, 1998
--------------------------
     Gabriel Tirador


 /s/ NATHAN BESSIN                    Director                  March 18, 1998
--------------------------
     Nathan Bessin


 /s/ BRUCE A. BUNNER                  Director                  March 18, 1998
--------------------------
     Bruce A. Bunner


 /s/ MICHAEL D. CURTIUS               Director                  March 18, 1998
--------------------------
     Michael D. Curtius

        Signature                          Title                      Date
        ---------                          -----                      ----


 /s/ RICHARD E. GRAYSON                   Director               March 18, 1998
-------------------------
     Richard E. Grayson


 /s/ GLORIA JOSEPH                         Director              March 18, 1998
------------------------
     Gloria Joseph


 /s/ CHARLES MCCLUNG                       Director              March 18, 1998
------------------------
     Charles McClung


 /s/ DONALD P. NEWELL                      Director              March 18, 1998
------------------------
     Donald P. Newell


 /s/ DONALD R. SPUEHLER                    Director              March 18, 1998
-------------------------
     Donald R. Spuehler

               AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Mercury General Corporation:

   Under date of February 13, 1998, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG PEAT MARWICK LLP



Los Angeles, California
February 13, 1998

                                                            SCHEDULE I

                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997

                              AMOUNTS IN THOUSANDS

                                                                             Amount at
                                                                            which shown
                                                                              in the
Type of Investment                                  Cost        Value      balance sheet
----------------------------------------------   ----------   ----------   -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.........................   $   19,700   $   19,807      $   19,807
      States, Municipalities..................    1,021,259    1,085,614       1,085,614
      Public utilities........................       11,383       11,529          11,529
      All other corporate bonds...............       19,013       19,326          19,326
    Redeemable preferred stock................       76,239       78,710          78,710
                                                 ----------   ----------      ----------
      Total fixed maturities available for
        sale..................................    1,147,594    1,214,986       1,214,986
                                                 ----------   ----------      ----------
Equity securities:
    Common stocks:
      Public utilities........................       25,020       29,144          29,144
      Banks, trust and insurance companies....          567          552             552
      Industrial, Miscellaneous and
       all other..............................        1,962        1,980           1,980
    Nonredeemable preferred stocks............      142,394      141,846         141,846
                                                 ----------   ----------      ----------

      Total equity securities available for
        sale..................................      169,943      173,522         173,522
                                                 ----------   ----------      ----------

Short-term investments........................       59,740                       59,740
                                                 ----------                   ----------
     Total investments........................   $1,377,277                   $1,448,248
                                                 ==========                   ==========


                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                              AMOUNTS IN THOUSANDS

                                                                          Amount at
                                                                         which shown
                                                                           in the
Type of Investment                                  Cost      Value     balance sheet
------------------                                  ----      -----     -------------
Fixed maturities available for sale
    Bonds:
       U.S. Government......................... $   34,218   $ 33,885      $   33,885
       States, Municipalities..................    781,586    808,761         808,761
       Public utilities........................     12,908     13,050          13,050
       All other corporate bonds...............     29,368     29,178          29,178
     Redeemable preferred stock................     66,713     69,234          69,234
                                                ----------   --------      ----------

       Total fixed maturities available for
        sale...................................    924,793    954,108         954,108
                                                ----------   --------      ----------

Equity securities:
    Common stocks:
       Public utilities........................     20,726     21,360          21,360
       Banks, trust and insurance companies....        544        493             493
       Industrial, Miscellaneous and
        all other..............................      1,535      2,209           2,209
     Nonredeemable preferred stocks............    125,459    124,050         124,050
                                                ----------   --------      ----------

       Total equity securities available for
        sale...................................    148,264    148,112         148,112
                                                ----------   --------      ----------

Short-term investments.........................     66,067                     66,067
                                                ----------                 ----------

      Total investments........................ $1,139,124                 $1,168,287
                                                ==========                 ==========

                                      S-3

                                                            SCHEDULE II
                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                              AMOUNTS IN THOUSANDS

                                     ASSETS

                                                             1997        1996
                                                           ---------   --------
Investments:
    Fixed maturities available for sale (amortized
        cost $2,914 in 1997 and $3,003 in 1996)..........   $  2,888   $  3,012
    Equity securities, available for sale (cost
        $28,398 in 1997 and $17,169 in 1996).............     28,555     16,877
      Short-term cash investments........................      6,705      8,090
      Investment in subsidiaries.........................    849,608    697,059
                                                            --------   --------
              Total investments..........................    887,756    725,038

Amounts due from affiliates..............................      5,452      5,014
Income taxes.............................................      3,144      1,988
Other assets.............................................      1,863      2,303
                                                            --------   --------
                                                            $898,215   $734,343
                                                            ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable............................................   $ 75,000   $ 75,000
Accounts payable and accrued expenses....................     18,594     12,311
Other liabilities........................................      5,029      5,807
                                                            --------   --------
       Total liabilities.................................     98,623     93,118
                                                            --------   --------

Shareholders' equity:
       Common stock......................................     47,412     42,644
       Net unrealized investment gains ..................     46,131     18,959
       Unearned ESOP compensation........................       --       (2,000)
       Retained earnings.................................    706,049    581,622
                                                            --------   --------
              Total shareholders' equity.................    799,592    641,225
                                                            --------   --------

                                                            $898,215   $734,343
                                                            ========   ========

                  See notes to condensed financial information

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                      THREE YEARS ENDED DECEMBER 31, 1997

                              AMOUNTS IN THOUSANDS

                                                                                  1997          1996       1995

Revenues:
  Net investment income........................................................ $  2,139        $ 1,489    $ 1,824
  Management fee income from subsidiaries......................................  162,352        118,657    101,823
  Other........................................................................       --              8         27
                                                                                --------        -------    -------

      Total revenues...........................................................  164,491        120,154    103,674

Expenses:
  Loss adjustment expenses.....................................................  102,889         79,934     68,048
  Policy acquisition costs.....................................................   31,543         20,345     17,087
  Other operating expenses.....................................................   28,454         19,336     16,627
  Interest.....................................................................    4,972          2,004      2,040
                                                                                --------        -------    -------


      Total expenses...........................................................  167,858        121,619    103,802

  Loss before income taxes and equity in net
   income of subsidiaries......................................................   (3,367)        (1,465)      (128)

Income tax benefit.............................................................     (528)          (536)      (386)
                                                                                --------        -------    -------


  Income (loss) before equity in net income
   of subsidiaries.............................................................   (2,839)          (929)       258

Equity in net income of subsidiaries...........................................  159,145        106,693     90,043
                                                                                --------        -------    -------


     Net income................................................................ $156,306       $105,764   $ 90,301
                                                                                ========       ========   ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1997

                              AMOUNTS IN THOUSANDS

                                                                     1997       1996        1995
                                                                    -------   ---------   ---------
Cash flows from operating activities:
  Net cash provided from operating activities.....................  $ 40,097    $ 32,510    $ 25,526

Cash flows from investing activities:
  Acquisition of American Mercury Insurance
   Company........................................................        --     (34,991)         --
  Capital contribution to subsidiaries............................        --     (15,000)       (500)
  Fixed maturities, at market:
    Purchases.....................................................    (3,556)       (807)     (1,051)
    Sales.........................................................     2,398         475         335
    Calls or maturities...........................................     1,234       1,072         349
  Equity securities:
    Purchases.....................................................   (71,446)    (47,597)    (49,390)
    Sales.........................................................    59,786      42,934      48,675
    Calls.........................................................       358         ---          --
  Increase in short term cash investments, net....................     1,385      (3,344)     (2,708)
  Other, net......................................................        --          --          --
                                                                     -------    --------    --------
      Net cash used in investing activities.......................    (9,841)    (57,258)     (4,290)

Cash flows from financing activities:
  Additions to notes payable......................................        --      75,000          --
  Principal payments on notes payable.............................        --     (25,000)         --
  Payment of AMI indemnification holdback.........................    (1,750)         --          --
  Dividends paid to shareholders..................................   (31,879)    (26,291)    (21,837)
  Stock options exercised.........................................     1,400       1,324         458
                                                                     -------    --------    --------
     Net cash used in financing activities........................   (32,229)     25,033     (21,379)

Net increase (decrease) in cash...................................    (1,973)        285        (143)
Cash:
  Beginning of the year...........................................    (1,056)     (1,340)     (1,197)
                                                                    --------    --------    --------
  End of the year ................................................  $ (3,029)   $ (1,055)   $ (1,340)
                                                                    =========   ========    ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO CONDENSED FINANCIAL INFORMATION

                          DECEMBER 31, 1997 AND 1996

   The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

MANAGEMENT FEE INCOME

   Under a management agreement, the Company performs management services which include all underwriting and claims servicing functions for its subsidiaries. The Company is compensated by monthly reimbursement of expenses incurred.

DIVIDENDS RECEIVED FROM SUBSIDIARIES

   Dividends of $33,500,000, $27,700,000, and $24,500,000 were received by the
Company from its wholly-owned subsidiaries in 1997, 1996 and 1995, respectively, and are recorded as a reduction to Investment in Subsidiaries.

CASH OVERDRAFT

   At December 31, 1997 and 1996, the Company had cash overdrafts of $3,029,000 and $1,055,000, respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                          MERCURY GENERAL CORPORATION

                                  REINSURANCE

                      THREE YEARS ENDED DECEMBER 31, 1997

                              AMOUNTS IN THOUSANDS

                                                   Ceded to
                                        Gross       other                  Net
                                       amount     companies   Assumed     amount
                                      ---------   ---------   -------   ----------
Property and Liability insurance
   1997............................  $1,055,114     $24,241      $407   $1,031,280
   1996............................  $  757,447     $ 3,138      $415   $  754,724
   1995............................  $  619,404     $ 3,444      $366   $  616,326

                                 EXHIBIT INDEX

        3.1     Articles of Incorporation of the Company, as amended to date.
        3.2@@   By-laws of the Company, as amended to date.
        4.1*    Shareholders' Agreement dated as of October 7, 1985 among the
                Company, George Joseph and Gloria Joseph.
       10.1     Form of Agency Contract.
       10.2#    Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company and
                California Automobile Insurance Company.
       10.3##   Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
       10.4##   ESOP Feature Trust Agreement between the Company and Wells
                Fargo Bank, N.A., as Trustee, effective March 1, 1994.
       10.5##   ESOP Loan Agreement between Union Bank and Wells Fargo Bank,
                N.A., as Trustee, of the Mercury General Corporation ESOP
                Feature Trust dated as of March 11, 1994.
       10.6##   Continuing Guaranty, dated as of March 11, 1994, executed by
                Mercury General Corporation in favor of Union Bank.
       10.7**   Amendment 1994-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.8**   Amendment 1994-II to the Mercury General Corporation Profit
                Sharing Plan.
       10.9&    Amendment 1996-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.10&   Amendment 1997-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.11    Amendment 1998-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.12&   Revolving Credit Agreement by and among Mercury General
                Corporation, the Lenders Party Thereto and The Bank of New
                York, as Agent dated as of November 21, 1996.
       10.13**  Property Per Risk Excess of Loss Reinsurance Agreement between
                National Reinsurance Corporation and Mercury Casualty Company,
                effective April 1, 1995.
       10.14**  Endorsement No. 1 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.15@@  Endorsement No. 2 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.16@@  Endorsement No. 3 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.17    Property Excess Catastrophe Reinsurance Agreement effective
                September 1, 1996.
       10.18@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Illinois.
       10.19@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Indemnity Company of Illinois.
       10.20@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Georgia.

       10.21@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Indemnity Company of Georgia.
       10.22@   The 1995 Equity Participation Plan.
       10.23&   Stock Purchase Agreement between Mercury General Corporation as
                Purchaser and AFC as Seller dated November 15, 1996.
       10.24    Management Agreement effective January 1, 1997 between the Company and American Mercury Insurance Company, AFI Management Co., Inc. and
                Cimarron Insurance Company.
       21.1     Subsidiaries of the Company.
       23.1     Accountants' Consent.
       27.1     Financial Data Schedule.

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

& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

    (b) Reports on Form 8-K:
        None