Form 10-Q
period 1998-03-31
MERCURY GENERAL CORP
filed 1998-05-12
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended March 31, 1998           Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At May 6, 1998 the Registrant had issued and outstanding an aggregate of 55,226,113 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                    A S S E T S
                                                                    March 31,    December 31,
                                                                       1998          1997
                                                                    ----------   ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,182,921 in 1998 and $1,147,594 in 1997)...................   $1,250,252     $1,214,986
   Equity securities available for sale (cost $182,143
    in 1998 and $169,943 in 1997)................................      185,104        173,522
   Short-term cash investments, at cost, which approxi-
    mates market.................................................       69,233         59,740
                                                                    ----------     ----------
       Total investments.........................................    1,504,589      1,448,248
Cash.............................................................        6,878          3,011
Receivables:
   Premiums receivable...........................................      112,001        104,216
   Premium notes.................................................       13,855         13,562
   Accrued investment income.....................................       20,398         21,895
   Other.........................................................       26,338         26,476
                                                                    ----------     ----------
                                                                       172,592        166,149
Deferred policy acquisition costs................................       60,109         57,264
Fixed assets, net................................................       30,238         30,493
Other assets.....................................................       18,600         20,367
                                                                    ----------     ----------
                                                                    $1,793,006     $1,725,532
                                                                    ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.............................    $  404,389     $  409,061
Unearned premiums...............................................       322,442        309,376
Notes payable...................................................        75,000         75,000
Loss drafts payable.............................................        35,551         32,058
Accounts payable and accrued expenses...........................        43,042         50,742
Current income taxes............................................        18,381          3,317
Deferred income taxes...........................................        19,429         19,722
Other liabilities...............................................        33,013         26,664
                                                                      --------       --------
       Total liabilities........................................       951,247        925,940
                                                                      --------       --------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     55,222,513 shares in 1998 and 55,124,579 shares in
     1997.......................................................        48,269         47,412
   Accumulated other comprehensive income.......................        45,690         46,131
   Retained earnings............................................       747,800        706,049
                                                                      --------       --------
       Total shareholders' equity...............................       841,759        799,592
                                                                      --------       --------
   Commitments and contingencies................................
                                                                    $1,793,006     $1,725,532
                                                                     =========      =========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1998

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                            1998       1997
                                                            ----       ----
Revenues:
      Earned premiums                                    $274,454     $235,579
      Net investment income                                23,867       20,323
      Net realized investment gains                         1,824          509
      Other                                                 1,087        1,305
                                                          -------      -------

            Total revenues                                301,232      257,716
                                                          -------      -------

Expenses:
       Incurred losses                                    161,351      158,024
       Policy acquisition costs                            59,630       50,502
       Other operating expenses                             8,941        8,105
       Interest                                             1,203        1,215
                                                          -------     --------

            Total expenses                                231,125      217,846
                                                          -------      -------

      Income before income taxes                           70,107       39,870

Income taxes                                               18,693        9,052
                                                          -------      -------

            Net income                                   $ 51,414     $ 30,818
                                                          -------      -------

BASIC EARNINGS PER SHARE (average shares outstanding
 55,156,013 in 1998 and 54,910,578 in 1997)              $   0.93     $   0.56
                                                          =======      =======

DILUTED EARNINGS PER SHARE (adjusted weighted
 average shares 55,557,730 in 1998 and 55,255,469 in
 1997)                                                   $   0.93     $   0.56
                                                          =======     ========

Dividends declared per share                             $  0.175     $  0.145
                                                          =======      =======


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1998

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                             1998          1997
                                                             ----          ----
Net income                                               $   51,414    $   30,818

Other comprehensive income (losses), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period                                            166       (13,383)
      Less: reclassification adjustment for net gains
       included in net income                                  (845)         (504)
                                                            -------       -------
               Other comprehensive losses, before tax          (679)      (13,887)

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period                    58        (4,684)
Income tax benefit related to reclassification
 adjustment for net gains included in net income               (296)         (177)
                                                            -------       -------

Comprehensive income, net of tax                         $   50,973    $   21,792
                                                          =========     =========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31

                         AMOUNTS EXPRESSED IN THOUSANDS

                                                                   1998        1997
                                                                   ----        ----
Cash flows from operating activities:
   Net income                                                   $  51,414    $ 30,818
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      (Decrease) increase in unpaid losses and loss
       adjustment expenses                                         (4,672)     12,291
      Increase in unearned premiums                                13,066      20,556
      Increase in premium notes receivable                           (293)       (543)
      Increase in premiums receivable                              (7,785)    (12,254)
      Increase in deferred policy acquisition costs                (2,845)     (3,867)
      Increase (decrease) in loss drafts payable                    3,493      (1,589)
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                            15,008       6,346
      Decrease in accounts payable and accrued expenses            (7,700)     (3,879)
      Depreciation                                                  1,335       1,121
      Net realized investment gains                                (1,824)       (509)
      Bond amortization, net                                         (829)       (433)
      Other, net                                                    9,735      11,540
                                                                ---------    --------
               Net cash provided from operating activities         68,103      59,598

 Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                (103,610)    (81,219)
        Sales                                                      51,097       5,228
        Calls or maturities                                        18,096      18,991
      Equity securities available for sale:
        Purchases                                                (248,852)   (121,014)
        Sales                                                     238,396     110,464
      Decrease (increase) in short-term cash
        investments, net                                           (9,493)     19,269
      Purchase of fixed assets                                     (1,152)     (1,572)
      Sale of fixed assets                                             88         205
                                                                 ---------   --------
               Net cash used in investing activities            $ (55,430)   $(49,648)




                                 (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                             1998       1997
                                                             ----       ----
Cash flows from financing activities:
   Dividends paid to shareholders                          $(9,663)   $(7,965)
   Proceeds from stock options exercised                       857        701
                                                            ------     ------
       Net cash used in financing activities                (8,806)    (7,264)
                                                            ------     ------

Net increase in cash                                         3,867      2,686
Cash:
   Beginning of the year                                     3,011      3,605
                                                            ------     ------
   End of the period                                       $ 6,878    $ 6,291
                                                            ======     ======

Supplemental disclosures of cash flow information
 and non-cash financing activities:
   Interest paid during the period                         $   874    $ 1,205
   Income taxes paid during the period                     $ 3,348    $ 2,520
   Common stocks tendered at market value to exercise
    stock options                                          $   276    $   -0-


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 1998 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Comprehensive Income
     --------------------

     Statement of Financial Accounting Standards No. 130 requires the reporting of comprehensive income for fiscal years beginning after December 15, 1997. The Company's comprehensive income reflects net income adjusted for the change in unrealized gains and losses.

     Other comprehensive losses were $0.4 million for the period ended March 31, 1998 compared to $9.0 million for the period ended March 31, 1997. Other comprehensive losses primarily relate to changes in market interest rates which directly impact the market value of the Company's fixed maturity portfolio.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

     Premiums earned in the first quarter of 1998 increased 16.5% from the
corresponding period in 1997.   California premiums written, representing 92% of
the Company's total premiums, grew approximately 13.6% in the quarter versus 33.9% in the first quarter of 1997 and approximately 28.5% for all of 1997. A large portion of the 1997 premium growth was the result of a new California law effective January 1, 1997 which requires proof of insurance for the registration (new or renewal) of a motor vehicle. This requirement produced a large influx of new business during much of 1997 which was unmatched in 1998. In addition, the California automobile insurance marketplace has become intensely competitive, with many new entrants, including some major companies which had previously left the state altogether. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last twelve months.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 58.8%, compared with 67.1% in the first quarter of 1997. The lower loss ratio in 1998 reflects continuing favorable loss experience in the bodily injury line. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1998 was 25.0%, compared to 24.9% in 1997.

     The combined ratio of losses and expenses (GAAP basis) was 83.8%, compared with 92.0% in 1997, resulting in an underwriting gain for the period of $44.5 million, compared with $18.9 million a year ago.

     Investment income in the quarter was $23.9 million, compared with $20.3 million in the first quarter of 1997. The after-tax yield on average investments of $1,421.7 million (fixed maturities at cost, equities at market) was 6.1%, compared with 6.2% on average investments of $1,169.7 million in the first quarter of 1997. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments and a lower effective yield from equities. New investments are currently being made at after-tax yields ranging from approximately 5.2% - 5.5%, or approximately 50-75 basis points lower than the average yield realized during 1997.

     Realized investment gains were $1,824,000 in the 1998 first quarter, compared with realized gains of $509,000 in 1997.

     The income tax provision in the first quarter of $18.7 million represented an effective tax rate of 26.7%, compared with an effective rate of 22.7% in the 1997 first quarter. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax-exempt investment income.

     Net income in the quarter of $51.4 million, or $.93 per share (basic), compares with $30.8 million, or $.56 per share (basic), in 1997. Diluted net income per share was $.93 in 1998 and $.56 in 1997. Per share (basic) results are based on 55.2 million average shares outstanding in 1998 and 54.9 million shares in 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first quarter of 1998 was $68.1 million, while funds derived from the sale, call or maturity of investments was $307.6 million, of which approximately 78% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $35.3 million during the period. Equity investments, including perpetual preferred stocks, increased by $12.2 million at cost, and short-term cash investments increased by $9.5 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $69.1 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,365.1 million at March 31, 1998 by $70.3 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $45.7 million at March 31, 1998 compared with an unrealized gain of $46.1 million at December 31, 1997.

     The Company's cash and short term investments totaled $76.1 million at March 31, 1998. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. As the result of downgrades subsequent to purchase, approximately 1.0% of total fixed maturities at March 31, 1998 were rated below investment grade. The average rating of the $1,116.5 million bond portfolio (at amortized cost) was AA-, while the average nominal maturity approximates 16.6 years. The modified duration of the bond portfolio approximates 6.2 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,182.9 million (at cost) include $66.4 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $185.1 million at market (cost $182.1 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represents 21.6% (at cost) of total shareholders' equity.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $716.4 million at March 31, 1998 and net written premiums for the twelve months ended on that date of $1,117.6 million, the ratio of writings to surplus was approximately 1.56 to 1.

Item 3.  Quantitive and Qualitative Disclosures About Market Risk
         --------------------------------------------------------

         Not applicable.

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


                                     MERCURY GENERAL CORPORATION



Date: May 6, 1998                    By: GEORGE JOSEPH
                                     ------------------------------------
                                         George Joseph
                                         Chairman and Chief Executive Officer



Date: May 6, 1998                    By: GABRIEL TIRADOR
                                     ------------------------------------
                                         Gabriel Tirador
                                         Chief Financial Officer