Form 10-K/A
period 1997-12-31
MERCURY GENERAL CORP
filed 1998-06-19
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1997    Commission File No. 0-3681

                          MERCURY GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


                        California                    95-221-1612
               (State or other jurisdiction        (I.R.S. Employer
               of incorporation or organization)   Identification No.)


     4484 Wilshire Boulevard, Los Angeles, California       90010
          (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:  (213)937-1060

           Securities registered pursuant to Section 12(b) of the Act

           Title of Class        Name of Exchange on Which Registered
           --------------        ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 16, 1998, was approximately $1,636,718,299 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 16, 1998, the Registrant had issued and outstanding an aggregate of 55,219,513 shares of its Common Stock.

                      Documents Incorporated by Reference

Proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 13, 1998 (only portions of which are incorporated by reference).

Mercury General Corporation is adding Exhibit 27 Financial Data Schedules to its annual report on Form 10-K for the fiscal year ended December 31, 1997, pursuant to the requirements of Item 601(c)(2)(iii) of Regulation S-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) The following documents are filed as a part of this report:

     3. Exhibits:

          27.1    Restated Financial Data Schedule For
                  9 Months Ending 9/30/97

          27.2    Restated Financial Data Schedule For
                  6 Months Ending 6/30/97

          27.3    Restated Financial Data Schedule For
                  3 Months Ending 3/31/97

          27.4    Restated Financial Data Schedule For
                  Year Ending 12/31/96

          27.5    Restated Financial Data Schedule For
                  9 Months Ending 9/30/96

          27.6    Restated Financial Data Schedule For
                  6 Months Ending 6/30/96

          27.7    Restated Financial Data Schedule For
                  3 Months Ending 3/31/96

          27.8    Restated Financial Data Schedule For
                  Year Ending 12/31/95

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERCURY GENERAL CORPORATION



                                         BY: /s/ George Joseph
                                             -----------------------
                                                George Joseph
                                         Chief Executive Officer and
                                         Chairman of the Board

June 17, 1998