Form 10-Q
period 1998-06-30
MERCURY GENERAL CORP
filed 1998-08-14
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

   For the Quarter Ended June 30, 1998            Commission File No. 0-3681



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

                                 Yes  X      No_____
                                    -----

At August 12, 1998, the Registrant had issued and outstanding an aggregate of 55,249,488 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                  A S S E T S

                                                                        June 30,    December 31,
                                                                          1998          1997
                                                                       ----------   ------------
Investments:
 Fixed maturities available for sale (amortized cost
  $1,237,935 in 1998 and $1,147,594 in 1997)........................   $1,308,845     $1,214,986
 Equity securities available for sale (cost $187,930
  in 1998 and $169,943 in 1997).....................................      189,068        173,522
 Short-term cash investments, at cost, which approxi-
  mates market......................................................       67,482         59,740
                                                                       ----------     ----------
       Total investments............................................    1,565,395      1,448,248
Cash................................................................        4,940          3,011
Receivables:
 Premiums receivable................................................      103,628        104,216
 Premium notes......................................................       14,609         13,562
 Accrued investment income..........................................       22,038         21,895
 Other..............................................................       25,417         26,476
                                                                       ----------     ----------
                                                                          165,692        166,149
Deferred policy acquisition costs...................................       59,008         57,264
Fixed assets, net...................................................       29,922         30,493
Other assets........................................................       17,237         20,367
                                                                       ----------     ----------
                                                                       $1,842,194     $1,725,532
                                                                       ==========     ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.................................   $  402,474     $  409,061
Unearned premiums...................................................      317,150        309,376
Notes payable.......................................................       75,000         75,000
Loss drafts payable.................................................       32,833         32,058
Accounts payable and accrued expenses...............................       50,643         50,742
Current income taxes................................................        9,607          3,317
Deferred income taxes...............................................       19,866         19,722
Other liabilities...................................................       50,475         26,664
                                                                       ----------     ----------
        Total liabilities...........................................      958,048        925,940
                                                                       ----------     ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     55,245,638 shares in 1998 and 55,124,579 shares in
     1997...........................................................       48,927         47,412
   Accumulated other comprehensive income...........................       46,832         46,131
   Retained earnings................................................      788,387        706,049
                                                                       ----------     ----------
        Total shareholders' equity..................................      884,146        799,592
                                                                       ----------     ----------
 Commitments and contingencies .....................................   $1,842,194     $1,725,532
                                                                       ==========     ==========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA

                                                    1998       1997
                                                  --------   --------
Revenues:
  Earned premiums                                 $278,768   $255,119

  Net investment income                             23,602     20,456
  Net realized investment gains                      1,803        324
  Net realized gain from sale of subsidiary          2,586        -0-
  Other                                              1,249      1,106
                                                  --------   --------

     Total revenues                                308,008     277,005
                                                   -------     -------
Expenses:
  Incurred losses                                  167,145     165,176
  Policy acquisition costs                          62,044      54,778
  Other operating expenses                           9,685       7,863
  Interest                                           1,168       1,221
                                                   -------     -------
    Total expenses                                 240,042     229,038
                                                   -------     -------

  Income before income taxes                        67,966      47,967

Income taxes                                        17,711      12,074
                                                   -------     -------
   Net income                                      $50,255     $35,893
                                                   =======     =======

BASIC EARNINGS PER SHARE (average shares
 outstanding 55,234,961 in 1998 and
 54,967,800 in 1997)                               $  0.91     $  0.65
                                                   =======     =======

DILUTED EARNINGS PER SHARE (adjusted weighted
average shares 55,607,946 in 1998 and
55,335,589 in 1997)                                $  0.90     $  0.65
                                                   =======     =======

Dividends declared per share                       $ 0.175     $ 0.145
                                                   =======     =======


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

             AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA


                                                  1998        1997
                                                --------    --------
Revenues:
  Earned premiums                               $553,222    $490,698
  Net investment income                           47,469      40,779
  Net realized investment gains                    3,627         833
  Net realized gain from sale of subsidiary        2,586         -0-
  Other                                            2,336       2,411
                                                --------    --------
    Total revenues                               609,240     534,721
                                                --------    --------
Expenses:
  Incurred losses                                328,496     323,200
  Policy acquisition costs                       121,674     105,280
  Other operating expenses                        18,626      15,968
  Interest                                         2,371       2,436
                                                --------     -------

    Total expenses                               471,167     446,884
                                                --------     -------

  Income before income taxes                     138,073      87,837

Income taxes                                      36,404      21,126
                                                --------     -------

  Net income                                    $101,669    $ 66,711
                                                ========     =======

BASIC EARNINGS PER SHARE (average shares
 outstanding  55,195,705 in 1998 and
 54,939,348 in 1997)                               $1.84       $1.21
                                                   =====       =====

DILUTED EARNINGS PER SHARE (adjusted weighted
 average  shares 55,580,888 in 1998 and
 55,295,688 in 1997)                               $1.83        $1.21
                                                   =====        =====

Dividends declared per share                       $0.35        $0.29
                                                   =====        =====


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30

                        AMOUNTS EXPRESSED IN THOUSANDS

                                                           1998        1997
                                                         ---------   --------

Net income                                                 $50,255     $35,893

Other comprehensive income, before tax:
  Unrealized gains on securities:
     Unrealized holding gains arising
      during period                                           2,293     22,308
     Less: reclassification adjustment for net losses
      (gains) included in net income                           (535)        26
                                                            -------    -------

        Other comprehensive income, before tax                1,758     22,334

Income tax expense related to unrealized
 holding gains arising during period                            803      7,807
Income tax benefit related to reclassification
 adjustment for losses (gains) included in net income          (187)         9
                                                            -------    -------

Comprehensive income, net of tax                            $51,397    $50,411
                                                            =======    =======


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30

                        AMOUNTS EXPRESSED IN THOUSANDS

                                                            1998        1997
                                                          ---------   ---------
Net income                                                $101,669     $66,711

Other comprehensive income, before tax:
  Unrealized gains on securities:
  Unrealized holding gains arising
   during period                                             2,459       8,925
  Less: reclassification adjustment for net (gains)
   included in net income                                   (1,380)       (478)
                                                          --------     -------

     Other comprehensive income, before tax                  1,079       8,447


Income tax expense related to unrealized
 holding gains arising during period                           861       3,123
Income tax benefit related to reclassification
 adjustment for (gains) included in net income                (483)       (168)
                                                          --------     -------

Comprehensive income, net of tax                          $102,370     $72,203
                                                          ========     =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                           SIX MONTHS ENDED JUNE 30,

                        AMOUNTS EXPRESSED IN THOUSANDS

                                                                 1998         1997
                                                             ----------    ----------
Cash flows from operating activities:
  Net income                                                  $ 101,669    $  66,711
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Increase (decrease) in unpaid losses and loss
     adjustment expenses                                         (6,587)      41,074
    Increase in unearned premiums                                 7,774       30,046
    Increase in premium notes receivable                         (1,047)      (1,437)
    (Increase) decrease in premiums receivable                      588      (14,273)
    Increase in deferred policy acquisition costs                (1,744)      (6,009)
    Increase (decrease) in loss drafts payable                      775       (1,542)
    Increase (decrease) in accrued income taxes,
     excluding deferred tax on change in unrealized gain          6,122         (629)
    Increase in accounts payable and accrued expenses            23,796        3,215

    Depreciation                                                  2,630        2,322
    Net realized investment gains                                (3,627)        (833)
    Net realized gain from sale of subsidiary                    (2,586)         -0-
    Bond accretion, net                                          (1,890)        (903)

    Other, net                                                    3,817        6,036
                                                               --------    ---------
      Net cash provided from operating activities               129,690      123,778


Cash flows from investing activities:
  Fixed maturities available for sale:
    Purchases                                                  (207,003)    (168,514)
    Sales                                                        77,564       24,797
    Calls or maturities                                          34,255       33,118

  Equity securities available for sale:
    Purchases                                                  (471,077)    (212,884)
    Sales                                                       456,737      200,661
    Proceeds from sale of subsidiary less cash
      transferred                                                11,018          -0-
    Increase (decrease) in short-term cash
      investments, net                                           (9,430)      19,130
    Purchase of fixed assets                                     (2,246)      (3,577)
    Sale of fixed assets                                            237          745
                                                             ----------    ---------
      Net cash used in investing activities                  $ (109,945)   $(106,524)

                                       (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                  1998        1997
                                                                ---------   ---------
Cash flows from financing activities:
   Dividends paid to shareholders                               $(19,331)   $(15,934)
   Proceeds from stock options exercised, net of
    related tax benefit                                            1,515         846
                                                                --------    --------
     Net cash used in financing activities                       (17,816)    (15,088)

Net increase in cash                                               1,929       2,166
Cash:
   Beginning of the year                                           3,011       3,605
                                                                --------    --------
   End of the year                                              $  4,940    $  5,771
                                                                ========    ========

Supplemental disclosures of cash flow information and
 non cash financing activities:
   Interest paid during the period                              $  2,054    $  2,521
   Income taxes paid during the period                          $ 29,747    $ 21,532
   Common stocks tendered at market value to
    exercise stock options                                          (276)        -0-


                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

    The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1998 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

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

     Other comprehensive income was $0.7 million for the period ended June 30, 1998 compared to $5.5 million for the period ended June 30, 1997. Other comprehensive income primarily relates to changes in market interest rates which directly impact the market value of the Company=s fixed maturity portfolio.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

GENERAL
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1997 accounted for approximately 88% of the Company'a direct premiums written. The Company also writes small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma, Kansas and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida, and has recently increased its marketing activities in both Florida and Texas.

     Certain statements in this report on Form 10-Q that are not historical fact constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks inherent to the cyclical nature of the property and casualty insurance industry, the Company's concentration of business largely in one line (automobile) in one state (California), uncertainties regarding the growth in future written premiums in relation to recent historical experience, the effect of a recent rate reduction in California on future loss ratios of the Company, the impact of the Year 2000 and uncertainties regarding the success of the Company's operations outside California, including particularly in the Florida and Texas markets, competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense (lae) reserves, insurance regulatory matters and certain structural matters, including restrictions on intercompany transactions within the Company's holding company structure.

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Premiums earned in the second quarter of 1998 increased 9.3% from the corresponding period in 1997. California premiums written, representing 92% of the Company's total premiums, grew approximately 3.5% in the period versus 30.6% in 1997. A large portion of the 1997 premium growth was the result of a new California law made effective January 1, 1997 which requires proof of insurance for the registration (new or renewal) of a motor vehicle. This requirement produced a large influx of new business during much of 1997 that was unmatched in 1998. The 1998 California premiums written growth of 3.5% was affected by a 7% rate reduction taken on April 1, 1998. Also, a large portion of the new business written during 1997 as a result of the new mandatory insurance law did not qualify for the Company's persistency discount because many of these new insureds did not have prior insurance coverage. During 1998, as many of these policies renewed they became eligible for the Company's persistency discount. Consequently, the average premium per policy declined in 1998 as compared to 1997. The combination of the 7% rate reduction and the effect of the persistency discount restricted the premiums written for the quarter. In addition, the Company launched an integrated advertising campaign in late April that has not yet met Company expectations. The Company revised the radio portion of the campaign in an effort to improve the response rate. The California automobile insurance marketplace has become intensely competitive, with many new entrants, including some major companies which had previously left the state altogether. Most of the major direct writers, which represents the Company's chief competition, have instituted one or more rate cuts over the last twelve months and many have increased their marketing efforts.

     The loss ratio in the second quarter (loss and loss adjustment expenses related to premiums earned) was 60.0%, compared with 64.7% in 1997. The lower loss ratio in 1998 reflects continuing favorable loss experience in the bodily injury line. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction taken on April 1, 1998 affected the Company's loss ratio in the second quarter of 1998 and will have a larger affect on the Company's loss ratio in succeeding quarters as a higher percentage of the Company's premiums earned will reflect the 7% rate reduction. The second quarter loss ratio was adversely affected by the results of the American Mercury Group (AMI). AMI experienced storm losses of approximately $2 million during the quarter. AMI's loss ratio in the second quarter was 86.6% in 1998 compared to 70.2% in 1997.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1998 was 25.7% compared to 24.6% in 1997. The increase in the expense ratio was largely attributable to increased advertising expenses from the Company's integrated advertising campaign launched in late April.

     The combined ratio of losses and expenses (GAAP basis) was 85.7% in 1998 compared with 89.3% in 1997, resulting in an underwriting gain for the period of $39.9 million, compared with $27.3 million in 1997.

     Investment income for the second quarter was $23.6 million, compared with $20.5 million in the second quarter of 1997. The after-tax yield on average investments of $1,463.1 million (fixed maturities valued at cost; equities at market) was 5.84% compared with 6.04% on average investments of $1,218.9 million in 1997. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments and a lower effective yield from equities. New investments are currently being made at after-tax yields of approximately 5.2%, or approximately 97 basis points lower than the average yield during 1997.

     In June 1998, the Company sold Cimarron Insurance Company ("Cimarron"), a wholly owned subsidiary acquired December 1996 as part of the American Fidelity acquisition. The total sales proceeds were approximately $11.1 million with a pre-tax realized gain of approximately $2.6 million. Realized investment gains before income taxes, including the sale of Cimarron, were $4.4 million in the second quarter of 1998, compared with realized gains of $0.3 million in 1997.

     The income tax provision in the second quarter of 1998 of $17.7 million represented an effective tax rate of 26.1%, compared with an effective rate of 25.2% in 1997. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax-exempt investment income.

     Net income for the second quarter of $50.3 million, or $.91 per share (basic), compares with $35.9 million or $.65 per share (basic) in 1997. Diluted net income per share was $.90 in 1998 and $.65 in 1997. Net income was adversely affected by the results of AMI. AMI incurred a loss of $.01 per share (basic) for the quarter, compared to a $.02 per share (basic) contribution in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Premiums earned in the first half of 1998 increased 12.7% from the corresponding period in 1997. California premiums written, representing 92% of the Company's total premiums, grew approximately 8.4% in the period versus 32.2% in the first half of 1997. A large portion of the 1997 premium growth was the result of the California proof of insurance law that became effective January 1, 1997. This requirement produced a large influx of new business during much of 1997 that was unmatched in 1998. The 1998 California premium growth of 8.4% was also affected by the 7% rate reduction taken on April 1, 1998 and the effects of the persistency discount during 1998.

     The loss ratio in the first half (loss and loss adjustment expenses-related to premiums earned) was 59.4%, compared with 65.9% in 1997. The lower loss ratio in 1998 reflects continuing favorable loss experience in the bodily injury line. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction taken on April 1, 1998 affected the Company's loss ratio in the second quarter of 1998 and will have a larger affect on the Company's loss ratio in succeeding quarters as a higher percentage of the Company's premiums earned will reflect the 7% rate reduction.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1998 was 25.3% compared to 24.7% in 1997. The increase in the expense ratio was largely attributable to increased advertising expenses from the Company's integrated advertising campaign launched in late April.

     The combined ratio of losses and expenses (GAAP basis) was 84.7% in 1998 compared with 90.6% in 1997, resulting in an underwriting gain for the period of $84.4 million, compared with $46.3 million a year ago.

     Investment income in the first half was $47.5 million, compared with $40.8 million in the first half of 1997. The after-tax yield on average investments of $1,443.1 million (fixed maturities at cost, equities at market) was 5.94% compared with 6.11% on average investments of $1,195.6 million in 1997. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments and a lower effective yield from equities.

     Realized investment gains before income taxes, including the sale of the Cimarron subsidiary, were $6.2 million in the first half of 1998, compared with realized gains of $0.8 million in the first half of 1997.

     The income tax provision in the first half of 1998 of $36.4 million represented an effective tax rate of 26.4%, compared with an effective rate of 24.1% in 1997. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax-exempt investment income.

     Net income in the first half of 1998 of $101.7 million, or $1.84 per share (basic), compares with $66.7 million or $1.21 per share (basic), in 1997. Diluted net income per share was $1.83 per share in 1998 and $1.21 in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided from operating activities during the first half of 1998 was $129.7 million, while funds derived from the sale, call or maturity of investments, excluding the sale of Cimarron, was $568.6 million, of which approximately 80% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $90.3 million during the period. Equity investments, including perpetual preferred stocks, increased by $18.0 million at cost, and short-term cash investments increased by $7.7 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $108.1 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,425.9 million at June 30, 1998 by $72.0 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $46.8 million at June 30, 1998 compared with an unrealized gain of $46.1 million at December 31, 1997.

     The Company's cash and short term investments totaled $72.4 million at June 30, 1998. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     On August 10, 1998 the Company announced that its Board of Directors authorized the repurchase over a one year period of up to $200 million of Mercury General's Common Stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of an enlarged bank line and internal cash generation.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 2.0% of total fixed maturities at June 30, 1998 were rated below investment grade. The average rating of the $1,183.8 million bond portfolio (at amortized cost) was AA-, while the average effective maturity approximates 8.1 years. The modified duration of the bond portfolio approximates
6.4 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,237.9 million (at cost) include $54.1 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $189.1 million at market (cost $187.9 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represents 21% (at cost) of total shareholders' equity.

     As of June 30, 1998, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $755.1 million at June 30, 1998 and net written premiums for the twelve months ended on that date of $1,125.7 million, the ratio of writings to surplus was approximately 1.49 to 1.


Impact of Year 2000
-------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or as no date. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations.

     In March of 1998, the Company completed the modifications necessary to its computer programs and systems for all of its "critical" systems for business written in California, Georgia, Illinois and Florida. Modifications were made to both hardware and software. The Company considers policy issuance, premium billing and collections and its claims systems as its critical systems. The modifications completed on the above critical systems represents approximately 94% of the Company's total premiums written.

     The American Mercury Group, acquired by the Company in December 1996 and which represents approximately 6% of the Company's total premiums written, is in the process of completing the modifications necessary, including the conversion to new critical systems, to become Year 2000 compliant. The Company expects to have AMI's critical systems to be Year 2000 compliant by the second quarter of 1999.

     Other non-critical systems are already Year 2000 compliant or are in the process of being modified or converted to become Year 2000 compliant. The Company expects to have its non-critical systems to be Year 2000 compliant by the second quarter of 1999.

     The Company expensed approximately $125,000 in 1997 and $475,000 in 1998, primarily for in-house labor costs, related to Year 2000 modifications. The Company expects to incur an amount less than what has previously been expensed for the remaining part of 1998 and 1999. It is not possible to quantify the aggregate cost to the Company with respect to Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have a material effect on some of the Company's agents, suppliers and financial institutions with whom the Company conducts business, and thus indirectly affect the Company. The Company has commenced a program to ascertain the compliance status of those companies with whom the Company conducts material business.

Item 3.  Quantitive and Qualitative Disclosures About Market Risk
         --------------------------------------------------------

         Not applicable.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 13, 1998.

     (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:


     1.     Election of Directors
            ---------------------        Number of shares   Number of shares
                   Nominee                   voted FOR          Withheld
            ---------------------        ----------------   ----------------
            Nathan Bessin                 52,129,014          220,944
            Bruce A. Bunner               52,191,951          218,007
            Michael D. Curtius            52,100,604          249,354
            Richard E. Grayson            52,126,288          223,872
            George Joseph                 52,105,872          244,088
            Gloria Joseph                 52,109,362          240,596
            Charles McClung               51,632,033          717,926
            Donald P. Newell              51,639,024          710,934
            Donald R. Spuehler            52,130,449          219,509


     2.    Proposal to approve the adoption of the Mercury General Corporation
           -------------------------------------------------------------------
           Senior Executive Incentive Bonus Plan
           -------------------------------------

               FOR                 AGAINST             ABSTAIN
               ---                 -------             -------
            51,978,070             282,680             89,228

     3.   Proposal to approve KPMG Peat Marwick as auditors for the year 1998
          -------------------------------------------------------------------

               FOR                 AGAINST             ABSTAIN
               ---                 -------             -------
            52,305,510              26,788              18,680


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



                                        MERCURY GENERAL CORPORATION




Date: August 13, 1998                   By: GEORGE JOSEPH
                                        ------------------------------------
                                            George Joseph
                                            Chairman and Chief Executive Officer



Date: August 13, 1998                   By: GABRIEL TIRADOR
                                        ------------------------------------
                                            Gabriel Tirador
                                            Vice President and Chief Financial
                                            Officer