Form 10-Q
period 1998-09-30
MERCURY GENERAL CORP
filed 1998-11-12
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended September 30, 1998        Commission File No. 0-3681


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

Registrant's telephone number, including area code:
                                (323) 937-1060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No_____
                                  -----

At November 11, 1998, the Registrant had issued and outstanding an aggregate of 54,746,438 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

             AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S

                                                                       September 30,  December 31,
                                                                           1998           1997
                                                                           ----           ----
Investments:
   Fixed maturities available for sale (amortized cost
    $1,229,676 in 1998 and $1,147,594 in 1997) ......................  $ 1,317,004    $ 1,214,986
   Equity securities available for sale (cost $201,463
    in 1998 and $169,943 in 1997) ...................................      200,000        173,522
   Short-term cash investments, at cost, which approxi-
    mates market ....................................................       70,006         59,740
                                                                         ---------      ---------
                  Total investments .................................    1,587,010      1,448,248
Cash ................................................................        3,543          3,011
Receivables:
   Premiums receivable ..............................................      110,675        104,216
   Premium notes ....................................................       14,340         13,562
   Accrued investment income ........................................       20,606         21,895
   Other ............................................................       24,142         26,476
                                                                         ---------      ---------
                                                                           169,763        166,149
Deferred policy acquisition costs ...................................       61,063         57,264
Fixed assets, net ...................................................       30,236         30,493
Current income taxes recoverable ....................................        1,181            -0-
Other assets ........................................................       16,286         20,367
                                                                         ---------      ---------
                                                                       $ 1,869,082    $ 1,725,532
                                                                         =========      =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses .................................  $   408,460    $   409,061
Unearned premiums ...................................................      326,961        309,376
Notes payable .......................................................       75,000         75,000
Loss drafts payable .................................................       36,610         32,058
Accounts payable and accrued expenses ...............................       58,685         50,742
Current income taxes ................................................          -0-          3,317
Deferred income taxes ...............................................       27,339         19,722
Other liabilities ...................................................       36,423         26,664
                                                                         ---------      ---------
                  Total liabilities .................................      969,478        925,940
                                                                         ---------      ---------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,745,238 shares in 1998 and 55,124,579 shares in
     1997 ...........................................................       48,750         47,412
   Accumulated other comprehensive income ...........................       55,812         46,131
   Unearned ESOP compensation .......................................       (4,250)           -0-
   Retained earnings ................................................      799,292        706,049
                                                                         ---------      ---------
                  Total shareholders' equity ........................      899,604        799,592
                                                                         ---------      ---------

   Commitments and contingencies.....................................
                                                                       $ 1,869,082    $ 1,725,532
                                                                         =========      =========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                       Three Months Ended September 30,

             Amounts expressed in thousands, except per share data

                                                           1998      1997
                                                         --------  --------
Revenues:
      Earned premiums                                    $282,198  $267,212
      Net investment income                                24,132    22,225
      Net realized investment gains                         1,329     2,275
      Other                                                 1,541       945
                                                         --------  --------

          Total revenues                                  309,200   292,657
                                                         --------  --------

Expenses:
      Incurred losses                                     175,752   166,477
      Policy acquisition costs                             64,031    59,375
      Other operating expenses                             13,607    10,339
      Interest                                              1,214     1,268
                                                         --------  --------

          Total expenses                                  254,604   237,459
                                                         --------  --------

      Income before income taxes                           54,596    55,198

Income taxes                                               13,154    14,444
                                                         --------  --------

      Net income                                         $ 41,442  $ 40,754
                                                         ========  ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,979,649 in 1998 and 55,007,811 in 1997)              $   0.75  $   0.74
                                                         ========  ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 55,324,399 in 1998 and 55,413,950 in 1997)       $   0.75  $   0.74
                                                         ========  ========

Dividends declared per share                             $  0.175  $  0.145
                                                         ========  ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

             Amounts expressed in thousands, except per share data


                                                           1998      1997
                                                         --------  ---------
Revenues:
      Earned premiums                                    $835,420   $757,910
      Net investment income                                71,601     63,004
      Net realized investment gains                         4,956      3,108
      Net realized gain from sale of subsidiary             2,586        -0-
      Other                                                 3,877      3,356
                                                         --------   --------

          Total revenues                                  918,440    827,378
                                                         --------   --------

Expenses:
      Incurred losses                                     504,248    489,677
      Policy acquisition costs                            185,705    164,655
      Other operating expenses                             32,233     26,307
      Interest                                              3,585      3,704
                                                         --------   --------

          Total expenses                                  725,771    684,343
                                                         --------   --------

      Income before income taxes                          192,669    143,035

Income taxes                                               49,558     35,570
                                                         --------   --------

      Net income                                         $143,111   $107,465
                                                         ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 55,122,895 in 1998 and 54,962,212 in 1997)              $   2.60   $   1.96
                                                         ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 55,493,039 in 1998 and 55,335,152 in 1997)       $   2.58   $   1.94
                                                         ========   ========

Dividends declared per share                             $  0.525   $  0.435
                                                         ========   ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                     Three Months Ended September 30, 1998

                        Amounts expressed in thousands

                                                              1998       1997
                                                             -------    -------
Net income                                                   $41,442    $40,754

Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period          14,998     18,560
      Less: reclassification adjustment for net gains
       included in net income                                 (1,183)    (1,672)
                                                             -------    -------
          Other comprehensive income, before tax              13,815     16,888

Income tax expense related to unrealized
 holding gains arising during period                           5,249      6,496
Income tax benefit related to reclassification
 adjustment for gains included in net income                    (414)      (585)
                                                             -------    -------

Comprehensive income, net of tax                             $50,422    $51,731
                                                             =======    =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

                        Amounts expressed in thousands

                                                              1998       1997
                                                              ----       ----
Net income                                                  $143,111   $107,465

Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period          17,457     27,485
      Less: reclassification adjustment for net gains
       included in net income                                 (2,563)    (2,150)
                                                            --------   --------
          Other comprehensive income, before tax              14,894     25,335

Income tax expense related to unrealized
 holding gains arising during period                           6,110      9,620
Income tax benefit related to reclassification
 adjustment for gains included in net income                    (897)      (753)
                                                            --------   --------

Comprehensive income, net of tax                            $152,792   $123,933
                                                            ========   ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        NINE MONTHS ENDED SEPTEMBER 30,

                        Amounts expressed in thousands

                                                                          1998         1997
                                                                      ------------  ----------
Cash flows from operating activities:
   Net income                                                         $   143,111   $ 107,465
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      (Decrease) increase in unpaid losses and loss
       adjustment expenses                                                   (601)     56,642
      Increase in unearned premiums                                        17,585      50,590
      Increase in premium notes receivable                                   (778)     (1,479)
      Increase in premiums receivable                                      (6,459)    (25,434)
      Increase in deferred policy acquisition costs                        (3,799)     (9,692)
      Increase in loss drafts payable                                       4,552         417
      (Decrease) increase in accrued income taxes,
       excluding deferred tax on change in unrealized gain                 (2,028)        702
      Increase in accounts payable and accrued expenses                     7,943      16,127
      Depreciation                                                          3,963       3,675
      Net realized investment gains                                        (4,956)     (3,108)
      Net realized gain from sale of subsidiary                            (2,586)        -0-
      Bond accretion, net                                                  (2,990)     (1,456)
      Other, net                                                           10,005      16,991
                                                                      -----------   ---------
          Net cash provided from operating activities                     162,962     211,440

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                        (262,650)   (266,757)
        Sales                                                             109,458      54,015
        Calls or maturities                                                68,552      50,502
      Equity securities available for sale:
        Purchases                                                        (600,345)   (403,760)
        Sales                                                             572,614     378,535
        Proceeds from sale of subsidiary, less cash
         transferred                                                       11,018         -0-
      Increase (decrease) in short-term cash investments,
       net                                                                (11,955)      5,960
      Purchase of fixed assets                                             (3,949)     (5,458)
      Sale of fixed assets                                                    339         458
                                                                      -----------   ---------
            Net cash used in investing activities                     $  (116,918)  $(186,505)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                         1998       1997
                                                       --------   --------
Cash flows from financing activities:
   Dividends paid to shareholders                      $(28,891)  $(23,905)
   Proceeds from stock options exercised, excluding
    related tax benefit                                   1,812      1,136
   Purchase and retirement of common stock              (21,433)       -0-
   Net increase (decrease) in ESOP loan                   3,000     (1,000)
                                                       --------   --------
          Net cash used in financing activities         (45,512)   (23,769)
                                                       --------   --------
Net increase in cash                                        532      1,166
Cash:
   Beginning of the year                                  3,011      3,605
                                                       --------   --------
   End of the year                                     $  3,543   $  4,771
                                                       ========   ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                     $  3,219   $  3,776
   Income taxes paid during the period                 $ 50,947   $ 34,563
   Common stocks tendered at market value to
    exercise stock options                                 (276)       -0-

                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1998 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

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

     Other comprehensive income was $9.7 million for the period ended September 30, 1998 compared to $16.5 million for the period ended September 30, 1997. Other comprehensive income primarily relates to changes in market interest rates which directly impact the market value of the Company's fixed maturity portfolio.

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

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Premiums earned in the third quarter of 1998 increased 5.6% from the corresponding period in 1997. California premiums written, representing 91% of the Company's total premiums, grew approximately 1.2% in the period compared to an increase of 31.2% in 1997. A large portion of the 1997 premium growth was the result of a new California law made effective January 1, 1997 which requires proof of insurance for the registration (new or renewal) of a motor vehicle. This requirement produced a large influx of new business during much of 1997 that was unmatched in 1998. Also, a large portion of this new business written during 1997 did not qualify for the Company's persistency discount because many of these new insureds did not have prior insurance coverage. During 1998, as many of these policies renewed they became eligible for the Company's persistency discount. Consequently, the average premium per policy declined in 1998 as compared to 1997. In addition, the 1998 California premiums written growth was affected by a 7% rate reduction that became effective on April 1, 1998. The combination of this 7% rate reduction and the effect of the persistency discount produced only a small increase in the premiums written for the quarter. In addition, the Company launched an integrated advertising campaign in late April that has not met Company expectations. Although the campaign has not met expectations, the Company believes continuing the advertising program is necessary in the current competitive climate. The California automobile insurance marketplace remains intensely competitive. Most of the major direct writers, which represents the Company's chief competition, have instituted one or more rate cuts over the last twenty-four months and many have increased their marketing efforts.

     The loss ratio in the third quarter (loss and loss adjustment expenses related to premiums earned) was 62.3% in 1998 and 1997. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction taken on April 1, 1998 affected the Company's loss ratio in the third quarter of 1998 and will have a larger effect on the Company's loss ratio in succeeding quarters as a higher percentage of the Company's premiums earned will reflect the 7% rate reduction.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) in 1998 was 27.5% compared to 26.1% in 1997. The increase in the expense ratio was largely attributable to a higher provision for agent contingent commission bonuses, higher base commissions and expenses related to the Company's integrated advertising campaign launched in late April.

     The combined ratio of losses and expenses (GAAP basis) was 89.8% in 1998 compared with 88.4% in 1997, resulting in an underwriting gain for the period of $28.8 million, compared with $31.0 million in 1997.

     Investment income for the third quarter was $24.1 million, compared with $22.2 million in the third quarter of 1997. The after-tax yield on average investments of $1,505.2 million (fixed maturities valued at cost; equities at market) was 5.84% compared with 6.16% on average investments of $1,294.4 million in 1997. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments and a lower effective yield from equities.

     The income tax provision in the third quarter of 1998 of $13.2 million represented an effective tax rate of 24.1%, compared with an effective rate of 26.2% in 1997. The lower effective tax rate in 1998 is principally attributable to the higher proportion of tax-exempt investment income in 1998.

     Net income for the third quarter of $41.4 million, or $.75 per share (basic), compares with $40.8 million or $.74 per share (basic) in 1997. Diluted net income per share was $.75 in 1998 and $.74 in 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Premiums earned in the first nine months of 1998 increased 10.2% from the corresponding period in 1997. California premiums written, representing 92% of the Company's total premiums, grew approximately 5.8% in the period versus 31.8% in 1997. A large portion of the 1997 premium growth was the result of the California proof of insurance law that became effective January 1, 1997. This requirement produced a large influx of new business during much of 1997 that was unmatched in 1998. The lower 1998 California premium growth also reflected the 7% rate reduction taken on April 1, 1998 and the effects of the persistency discount during 1998.

     The loss ratio in the first nine months (loss and loss adjustment expenses-related to premiums earned) was 60.4%, compared with 64.6% in 1997. The lower loss ratio in 1998 reflects continuing favorable loss experience in the bodily injury line. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction taken on April 1, 1998 affected the Company's loss ratio in the second and third quarter of 1998 and will have a larger effect on the Company's loss ratio in succeeding quarters as a higher percentage of the Company's premiums earned will reflect the 7% rate reduction.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) in 1998 was 26.1% compared to 25.2% in 1997. The increase in the expense ratio was largely attributable to a higher provision for agent contingent commissions, higher base commissions and expenses related to the Company's integrated advertising campaign launched in late April.

     The combined ratio of losses and expenses (GAAP basis) was 86.5% in 1998 compared with 89.8% in 1997, resulting in an underwriting gain for the period of $113.2 million, compared with $77.3 million a year ago.

     Investment income in the first nine months was $71.6 million, compared with $63.0 million in 1997. The after-tax yield on average investments of $1,462.8 million (fixed maturities at cost, equities at market) was 5.91% compared with 6.12% on average investments of $1,230.3 million in 1997. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments and a lower effective yield from equities.

     In June 1998, the Company sold Cimarron Insurance Company ("Cimarron"), a wholly owned subsidiary acquired December 1996 as part of the American Fidelity Insurance Group acquisition. The total sales proceeds were approximately $11.1 million with a pre-tax realized gain of approximately $2.6 million. Realized investment gains before income taxes, including the sale of Cimarron, were $7.5 million in the first nine months of 1998 compared with realized gains of $3.1 million in the same period in 1997.

     The income tax provision in the first nine months of 1998 of $49.6 million represented an effective tax rate of 25.7%, compared with an effective rate of 24.9% in 1997. The higher effective tax rate is principally attributable to the larger proportion of fully taxable underwriting gain compared to the predominantly tax-exempt investment income.

     Net income in the first nine months of 1998 of $143.1 million, or $2.60 per share (basic), compares with $107.5 million or $1.96 per share (basic), in 1997. Diluted net income per share was $2.58 per share in 1998 and $1.94 in 1997.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first nine months of 1998 was $163.0 million, while funds derived from the sale, redemption or maturity of investments, excluding the sale of Cimarron, was $750.6 million, of which approximately 76% was represented by the sale of equity securities. Fixed-maturity investments, at amortized cost, increased by $82.1 million during the period. Equity investments, including perpetual preferred stocks, increased by $31.5 million at cost, and short-term cash investments increased by $10.3 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $176.7 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,431.1 million at September 30, 1998 by $85.9 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $55.8 million at September 30, 1998 compared with an unrealized gain of $46.1 million at December 31, 1997.

     The Company's cash and short term investments totaled $73.5 million at September 30, 1998. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     On August 10, 1998 the Company announced that its Board of Directors authorized the repurchase over a one year period of up to $200 million of Mercury General's Common Stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of a $100 million credit facility and internal cash generation. During the third quarter of 1998, the Company purchased $21.4 million of the Company's stock in the open market at an average price of $41.78.

     In late October, the Company successfully closed on a $100 million 364 day credit facility with a consortium of banks led by The Bank of New York. The facility may be used to fund the Company's stock buy back program as well as for general purposes.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 2.0% of total fixed maturities at September 30, 1998 were rated below investment grade. The average rating of the $1,186.6 million bond portfolio (at amortized cost) was AA-. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,229.7 million (at cost) include $43.1 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $200.0 million at market (cost $201.5 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 22.4% (at cost) of total shareholders' equity.

     As of September 30, 1998, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $684.6 million at September 30, 1998 and net written premiums for the twelve months ended on that date of $1,145.8 million, the ratio of writings to surplus was approximately 1.67 to 1.

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

     The American Mercury Group, acquired by the Company in December 1996 and which represents approximately 6% of the Company's total premiums written, is in the process of completing the modifications necessary, including the conversion to new critical systems, to become Year 2000 compliant. The Company expects to have their critical systems to be Year 2000 compliant by the second quarter of 1999.

     Other non-critical systems are already Year 2000 compliant or are in the process of being modified or converted to become Year 2000 compliant. The Company expects to have its non-critical systems to be Year 2000 compliant by the second quarter of 1999.

     The Company expensed approximately $125,000 in 1997 and $475,000 in 1998, primarily for internal labor costs, related to Year 2000 modifications.

The Company expects to incur an amount less than what has previously been expensed for the remaining part of 1998 and 1999. It is not possible to quantify the aggregate cost to the Company with respect to Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have a material effect on some of the Company's agents, suppliers and financial institutions with whom the Company conducts business, and thus indirectly affect the Company. The Company has commenced a program to ascertain the compliance status of those companies with whom the Company conducts material business. This program includes sending out questionnaires to our major business partners regarding their Year 2000 readiness. Based on the responses received to date, the Company does not anticipate any material impact on its operations or financial condition.

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


                              MERCURY GENERAL CORPORATION



Date: November 11, 1998       By: /s/ GEORGE JOSEPH
                                 ------------------------------------
                                 George Joseph
                                 Chairman and Chief Executive Officer



Date: November 11, 1998       By: /s/ GABRIEL TIRADOR
                                 ------------------------------------
                                 Gabriel Tirador
                                 Vice President and Chief Financial
                                 Officer