Form 10-K
period 1998-12-31
MERCURY GENERAL CORP
filed 1999-03-24
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended December 31, 1998    Commission File No. 0-3681

                          MERCURY GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)


               California                                       95-221-1612
       (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                      Identification No.)


     4484 Wilshire Boulevard, Los Angeles, California           90010
        (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (323)937-1060

          Securities registered pursuant to Section 12(b) of the Act

     Title of Class                    Name of Exchange on Which Registered
     --------------                    ------------------------------------
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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 8, 1999, was approximately $888,043,000 (based upon the closing sales price of such date, as reported by the Wall Street Journal).

At March 8, 1999, the Registrant had issued and outstanding an aggregate of 54,684,438 shares of its Common Stock.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 12, 1999 are incorporated herein by reference into Part III hereof.

Item 1.  Business
         --------

General

     Mercury General Corporation ("Mercury General") and its subsidiaries (collectively, "the Company") are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 1998, private passenger automobile insurance and commercial automobile insurance accounted for 91.7% and 4.1%, respectively, of the total Company's direct premiums written. The percentage of direct automobile premiums written during 1998 by state was 93.9% in California, 2.0% in Oklahoma, 1.3% in Texas, 1.0% in Georgia, 0.9% in Illinois, 0.8% in Florida and a negligible amount in Kansas. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 4.2% of direct written premiums in 1998, of which approximately 50% was in commercial lines.

     The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, property damage liability, comprehensive, collision and other hazards specified in the policy. The Company's published maximum limits of liability for bodily injury are $250,000 per person, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company's commercial automobile plan. Under the majority of the Company's automobile policies, however, the limits of liability are $100,000 per person, $300,000 per accident and $50,000 for property damage or less.

     In 1999, A.M. Best & Co. ("A.M. Best") assigned a rating of A+ (Superior) to all of the Company's insurance subsidiaries except American Mercury Insurance Company ("AMIC") and American Mercury Lloyds Insurance Company ("AML"). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMIC and AML, which accounted for less than 6% of the Company's 1998 net written premiums, were rated A- (Excellent) in 1999 by A.M. Best.

     The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as a branch office in Clearwater, Florida. The non-California subsidiaries maintain offices in Vernon Hills, Illinois, Atlanta, Georgia, Oklahoma City, Oklahoma and Cimarron, Kansas. The Company has approximately 2,200 employees.

Organization

     Mercury General, an insurance holding company, is the parent of Mercury Casualty, a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty Company

("Mercury Casualty"), Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through the Company's first acquisition in December 1996, three additional subsidiaries were added to the group: American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and AFI Management Company, Inc., a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company, a Texas insurer. Accordingly, their operations are included in the consolidated financial statements of the Company effective December 1, 1996. During 1997, the names of American Fidelity Insurance Company and American Fidelity Lloyds Insurance Company were changed to American Mercury Insurance Company and American Mercury Lloyds Insurance Company, respectively. In June 1998, Cimarron Insurance Company was sold for cash. Cimarron's results, which are not material to the Company's operations, are included in the Company's 1998 operating results up to the sale date.

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

Underwriting

     The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Insurance Commissioners of the applicable states. Automobile insurance rates on voluntary business in California have been subject to prior approval by the California Department of Insurance ("DOI") since November 1989. The Company uses its own extensive data base to establish rates and classifications. The California DOI has in effect rating factor regulations that influence the weight the Company ascribes to various classifications of data.

     At December 31, 1998, "good drivers" (as defined by the California Insurance Code) accounted for approximately 74% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 26%. The renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.

     In October 1998, the Company began offering a monthly pay policy through its California Automobile Insurance Company subsidiary targeted at higher risk drivers who do not fall into existing risk classifications. An insignificant amount of this business was in-force at December 31, 1998.

     The Company's Oklahoma and Texas private passenger automobile business in force, underwritten through AMI, is primarily standard and preferred risks. AMI began offering a non-standard policy during 1998 in Texas. The amount of non-standard policies in force at December 31, 1998 was insignificant.

     The Company's Florida private passenger automobile business in force, underwritten by Mercury Casualty Company, is primarily standard and preferred risks.

Production and Servicing of Business

     The Company sells its policies through more than 1,700 independent agents, of which approximately 800 are located in California, approximately 300 are located in Florida and approximately 540 others represent AMI in Oklahoma, Kansas and Texas. Approximately half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

     One agency produced approximately 19%, 18% and 17% during 1998, 1997 and 1996, respectively, of the Company's total direct premiums written. This agency was sold during 1998 to a large national broker. The buyer has informed the Company that they intend to continue producing business for the Company. No other agent accounted for more than 2% of direct premiums written.

     The Company believes that its agents' compensation is higher than the industry average. During 1998 total commissions and bonuses incurred averaged 16.7% of direct premiums written. The Company is not responsible for any of its agents' expenses.

     In April 1998, the Company began its first major radio and billboard advertising campaign in California to supplement its existing newspaper and direct mail advertising campaigns. The newspaper campaign has been in place since the fourth quarter 1995 and has met the Company's expectations. The cost of the newspaper program is primarily borne by the Company's agents. The cost of the radio and billboard campaign is primarily borne by the Company. Although the radio and billboard campaign have not met Company expectations, the Company intends to continue the program in the current competitive climate (See Competitive Conditions).


Claims

     Claims operations are conducted by the Company. The claims staff in California, Georgia, Illinois, Florida and Oklahoma administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

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

                                                            Year ended December 31,
                                                        ------------------------------
                                                         1998        1997       1996
                                                         ----        ----       ----
                                                            (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses,  beginning of year........................   $386,270   $311,754   $250,990
Reserves acquired from purchase of American
 Mercury Insurance Company...........................        --         --      24,231
Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year................................    693,877    641,911    505,726
      Increase (decrease) in provision for
         Insured events of prior years...............     (9,409)    12,818     (3,868)
                                                          ------     ------     ------
         Total incurred losses and loss adjustment
           expenses..................................    684,468    654,729    501,858
                                                         -------    -------    -------

Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year.........................................    437,612    373,823    298,099
      Losses and loss adjustment expenses attribu-
        table to insured events of prior years.......    247,310    206,390    167,226
                                                         -------    -------    -------
        Total payments...............................    684,922    580,213    465,325
                                                         -------    -------    -------

Net reserves for losses and loss adjustment
 expenses at the end of the period...................    385,816    386,270    311,754
Reinsurance recoverable..............................     20,160     22,791     24,931
                                                         -------    -------    -------
Gross liability at end of year.......................   $405,976   $409,061   $336,685
                                                         =======    =======    =======

     The AMI purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

     Losses incurred in 1998 include approximately $0.5 million of adverse development related to acquisition date loss reserves of AMI. As per guidance provided by Financial Accounting Standards Board (FASB) release EITF D-54, the Company has recorded the effects of the reserve guarantee separately as a component of other receivables and other income rather than netting the effects directly against the loss reserve and loss expense accounts.

     The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the Department of Insurance in accordance with statutory accounting principles ("SAP") is shown in the following table:

                                                     December 31,
                                          ---------------------------------
                                             1998          1997      1996
                                             ----          ----      ----
                                                (Amounts in thousands)
Reserves reported on a SAP basis.........$385,816      $386,270   $311,754
Reinsurance recoverable..................  20,160        22,791     24,931
                                         --------      --------   --------
Reserves reported on a GAAP basis........$405,976       409,061   $336,685
                                         ========      ========   ========

     Under SAP reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

     The following table represents the development of loss reserves for the period 1988 through 1998. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1998.

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

                                                As of December 31,
                         ---------------------------------------------------------------------------------------------------
                        1988      1989     1990      1991      1992      1993     1994      1995      1996      1997    1998
                        ----      ----     ----      ----      ----      ----     ----      ----      ----      ----    ----
                                                               (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses. $241,037  $291,408 $301,354  $280,157  $239,203  $214,525  $223,392  $250,990  $311,754  $386,270 $385,816
Paid (cumulative)
 as of:
  One year later.....  139,874   167,850  181,781   151,866   135,188   143,272   145,664   167,226   206,390   247,310
  Two years later....  195,453   227,503  238,030   197,640   184,119   187,641   198,967   225,158   283,914
  Three years later..  218,335   249,371  254,884   213,824   197,371   204,606   214,403   248,894
  Four years later...  226,384   256,659  261,058   218,067   201,365   207,704   219,596
  Five years later...  229,168   259,147  263,011   220,057   202,383   209,930
  Six years later....  229,773   259,781  262,741   220,313   203,578
  Seven years later..  229,815   259,769  262,770   221,098
  Eight years later..  229,693   259,769  263,527
  Nine years later...  229,793   260,444
  Ten years later....  230,286

                                                              As of December 31,
                        ----------------------------------------------------------------------------------------------------
                        1988      1989     1990      1991      1992      1993     1994      1995      1996      1997    1998
                        ----      ----     ----      ----      ----      ----     ----      ----      ----      ----    ----
                                                            (Amounts in thousands)
Net reserves re-estimated as of:
  One year later.....$230,249  $269,934  $285,212  $230,991  $204,479  $204,451  $216,684  $247,122  $324,572  $376,861
  Two years later.....233,607   269,652   265,618   218,404   204,999   207,089   222,861   254,920   329,210
  Three years later...234,757   259,635   259,624   220,620   203,452   210,838   221,744   257,958
  Four years later....228,909   256,694   264,259   221,118   204,603   210,890   222,957
  Five years later....228,326   260,365   264,127   221,264   203,705   211,192
  Six years later.....230,102   260,402   263,336   220,721   204,161
  Seven years later...229,998   260,098   263,045   220,974
  Eight years later...229,809   260,031   263,341
  Nine years later....229,882   260,233
  Ten years later.....230,081
Net Cumulative Redundancy
  (deficiency).......  10,956    31,175    38,013    59,183    35,042     3,333       435    (6,968)  (17,456)    9,409

                                                              As of December 31,
                            ----------------------------------------------------------------------------
                                               1992     1993     1994     1995     1996    1997     1998
                                               ----     ----     ----     ----     ----    ----     ----
                                            (Amounts in thousands)
Gross liability - end of year                240,183  215,301  227,499  253,546  336,685  409,061  405,976
Reinsurance recoverable                         (980)    (776)  (4,107)  (2,556) (24,931) (22,791) (20,160)
                                             -------  -------  -------  -------  -------  -------  -------
Net liability - end of year                  239,203  214,525  223,392  250,990  311,754  386,270  385,816
                                             =======  =======  =======  =======  =======  =======  =======
Gross re-estimated liability - latest        209,907  218,013  235,230  266,973  356,066  400,981
Re-estimated recoverable - latest             (5,746)  (6,821) (12,273)  (9,015) (26,856) (24,120)
                                             -------  -------  -------  -------  -------  -------
Net re-estimated liability - latest          204,161  211,192  222,957  257,958  329,210  376,861
                                             =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency)      30,276   (2,712)  (7,731) (13,427) (19,381)   8,080
                                             =======  =======  =======  =======  =======  =======

     For the calendar year 1997, the Company's previously estimated loss reserves produced a redundancy. The Company attributes the favorable loss development primarily to the effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for "pain and suffering." See Regulations -California Financial Responsibility Law. This new law produced an overall reduction in loss severity for calendar year 1997. In addition, a new law, effective January 1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims. See Regulations-California Financial Responsibility Law.

     For the calendar years 1995 and 1996, the Company's previously estimated loss reserves produced deficiencies. These deficiencies relate to increases in the Company's ultimate estimates for loss adjustment expenses which are based principally on the Company's actual experience. The adverse development on such reserves reflects the increases in the legal expenses of defending the Company's insureds arising from the Company's policy of aggressively defending, including litigating, exaggerated bodily injury claims arising from minimal impact automobile accidents.

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

                                                  Year ended December 31,
                                        --------------------------------------------
                                         1998     1997      1996      1995     1994
                                         ----     ----      ----      ----     ----
Loss Ratio...........................    61.1%     63.5%     66.6%    67.8%    68.4%
Expense Ratio........................    26.3      24.7      24.0     24.0     24.6
                                         ----     -----      ----     ----     ----
Combined Ratio.......................    87.4%     88.2%     90.6%    91.8%    93.0%
                                         ====     =====      ====     ====     ====
Industry combined ratio (all
  writers) (1).......................    99.7%(2)  99.5%    101.0%   101.3%   101.3%
Industry combined ratio (excluding
  direct writers) (1)................     N.A.    100.1%    102.6%   102.0%   101.3%
------------------------------------

(1) Source: A.M. Best, Aggregates & Averages (1995 through 1998), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2) Source: A.M. Best, "Best's Review, January 1999," "Review Preview." (N.A.) Not available.

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

                                                 Year ended December 31,
                                -----------------------------------------------------
                                1998       1997        1996       1995       1994
                                ----       ----        ----       ----       ----
                                    (Amounts in thousands, except ratios)
Net premiums written.....  $1,144,051   $1,086,241   $795,873   $636,590    $550,838
Policyholders' surplus...  $  767,223   $  679,359   $594,799   $479,114    $411,898
Ratio....................    1.5 to 1     1.6 to 1   1.3 to 1   1.3 to 1    1.3 to 1

   Risk-Based Capital Requirements
   -------------------------------

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1998. Each of the companies exceeded the highest level of minimum required capital.

Investments and Investment Results

     The investments of the Company are made by the Company's Chief Investment Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to alternative minimum tax liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 79% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the

Company's bond holdings was AA- at December 31, 1998.

     The nominal average maturity of the bond portfolio, was 16.6 years at December 31, 1998, but the call-adjusted average maturity of the portfolio is shorter, approximately 7.3 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was
5.8 years at December 31, 1998. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

     Holdings of lower than investment grade bonds constitute approximately 1% of total investments. The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the Consolidated Statement of Income. Equity holdings consist primarily of perpetual preferred stocks and relatively high yielding electric utility common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

     The following table summarizes the investment results of the Company for the five years ended December 31, 1998.

                                                                 Year ended December 31,
                                                    --------------------------------------------------------------
                                                      1998(1)       1997(1)      1996(1)      1995        1994
                                                    -----------   -----------   ---------   ---------  -----------
                                                                 (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments).(2)................   $1,474,534    $1,262,925    $975,058    $827,861   $727,866
Net investment income:
       Before income taxes.......................       96,169        86,812      70,180      62,964     54,586
       After income taxes........................       87,199        77,917      63,371      57,035     49,787
Average annual return on investments:
       Before income taxes.......................          6.5%          6.9%        7.2%        7.6%       7.5%
       After income taxes........................          5.9%          6.2%        6.5%        6.9%       6.8%
Net realized investment gains
 (losses) after income taxes.....................       (2,552)        3,232      (2,062)        681     (6,485)
Net increase (decrease) in unrealized gains on
 all investments after income taxes..............   $    5,065    $   27,175    $ (6,271)   $ 37,960   $(36,503)

 (1) Includes AMI for the month of December 1996 and the full years 1997 and 1998.
 (2) Fixed maturities at cost, equities at market.

     The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                              December 31,
                                 ----------------------------------------------------------------
                                        1998                  1997                 1996
                                 -------------------   -------------------   --------------------
                                   Amortized Market      Amortized Market      Amortized Market
                                  Cost      Value       Cost      Value       Cost       Value
                                 -------   ---------   --------   --------   --------  ----------
                                                         (Amounts in thousands)
Taxable Bonds.............   $   28,339  $   29,163  $   50,096 $   50,662   $  76,494  $   76,113
Tax-Exempt State and
 Municipal Bonds..........    1,174,630   1,251,475   1,021,259  1,085,613     781,586     808,761
Sinking Fund Preferred
 Stocks...................       42,471      44,270      76,239     78,711      66,713      69,234
                             ----------   ---------   ---------  ---------  ----------  ----------
   Total Fixed Maturity
    Investments...........    1,245,440   1,324,908   1,147,594  1,214,986     924,793     954,108

Equity Investments incl.
 Perpetual Preferred
 Stocks...................      220,449     219,745     169,943    173,522     148,264     148,112
Short-term Cash Invest-
 ments....................       45,992      45,992      59,740     59,740      66,067      66,067
                             ----------  ----------  ---------- ----------  ----------  ----------
Total Investments.........   $1,511,881  $1,590,645  $1,377,277 $1,448,248  $1,139,124  $1,168,287
                             ==========  ==========  ========== ==========  ==========  ==========

At December 31, 1998, the Company had a net unrealized gain on all investments of $78,764,000 before income taxes.

Competitive Conditions

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations, the Company in 1998 was the sixth largest writer of private passenger automobile insurance in California. All of the insurance companies having greater shares of the California market sell insurance either directly or through exclusive agents, rather than through independent agents.

     The property and casualty insurance industry is highly cyclical, character-ized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company's view, competitive pressures have become more pronounced in the last several years. Some of the major writers in California have recently instituted rate cuts and most competitors have instituted one or more rate cuts over the last twenty-four months. In addition, many competitors have increased their marketing efforts.

     Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In the most recent survey conducted in 1998, the Company's rates for most classes of insureds were among the lowest available in most territories throughout the state. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents is a means of competition.

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

     The Company encounters similar competition in each state in which it operates outside California.

Reinsurance

     The Company no longer maintains reinsurance for its liability coverage in California. Effective January 1, 1994, the Company terminated its liability reinsurance coverage with Employers Reinsurance Corporation ("ERC") because of rising premiums and under utilization of such coverage. The Company regularly evaluates the need for liability reinsurance.

     The Company maintains property reinsurance under a treaty which was effective April 1, 1995 with National Reinsurance Corporation, which is rated A+ by A.M. Best. The treaty provides $900,000 coverage in excess of $100,000 for each risk subject to a maximum of $2,700,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk subject to a maximum of $2,000,000 for any one occurrence. This treaty was replaced with Swiss Re effective January 1, 1999. The new treaty provides $750,000 coverage in excess of $250,000 for each risk subject to a maximum of $2,250,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk.

     The Company maintains treaty reinsurance with Swiss Re, effective October 1, 1998, where risks written under personal umbrella policies are ceded to Swiss Re on a 100% quota share basis. The maximum coverage is $5 million per risk.

     Prior to 1998, the Company maintained catastrophe reinsurance for property and automobile physical damage business. Effective October 1, 1998, the Company did not renew this catastrophe reinsurance. The reinsurance program was not renewed because the Company believes it has adequate capitalization to absorb catastrophe losses in these lines. In addition, the Company expects a significant reduction in its catastrophe exposure from earthquakes due to the placement, beginning in the second quarter of 1998, of earthquake risks written in conjunction with homeowners policies, with the California Earthquake Authority (CEA). See Regulation - California Earthquake Authority.

     ERC reinsures AMI through working layer treaties for property and casualty losses in excess of $200,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50%-85% of the business written depending on the year the policy incepted. For policies effective on or after January 1, 1997, AMI is retaining the full exposure. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

     If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

     The Company's business in California is subject to regulation and supervision by the California DOI, which has broad regulatory, supervisory and administrative powers.

     The powers of the California DOI primarily include the prior approval of insurance rates and rating factors and the establishment of standards of solvency which must be met and maintained. The regulation and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders. The California DOI conducts periodic examinations of the Company's insurance subsidiaries. The last examination conducted of the California Companies was as of December 31, 1997. The reports on the results of that examination recommended no adjustments to the statutory financial statements as filed by the Company.

     The insurance subsidiaries outside California, including AMI, are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not for insurance company shareholders.

     In California, insurance rates have required prior approval since November 1989. Georgia and Kansas are also prior approval states, while Illinois only requires that rates be filed with the Department of Insurance prior to their use. Texas, Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be "excessive, inadequate or unfairly discriminatory."

     The Georgia DOI recently conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1997. While the audit was completed during the fall of 1998, the Georgia DOI has not yet issued the final examination reports. The Company does not anticipate any audit recommendations that would change the statutory financial statements as filed. The Illinois DOI conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995.

The reports on that audit have recommended no changes to the statutory financial statements as filed. The states of Oklahoma, Kansas and Texas will also conduct periodic examinations of AMI.

     The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 1998 and 1997, those contributions amounted to $1,137,000 and $96,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

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

 Holding Company Act
 -------------------

     The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the California DOI may examine the affairs of each company at any time.
The Holding Company Act requires disclosure of any material transactions by or among the companies. Certain transactions and dividends defined to be of an "extraordinary" type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the Company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

     The insurance subsidiaries in Georgia, Illinois, Oklahoma and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act. Regulatory approval was obtained from California, Oklahoma, Kansas and Texas before the acquisition of AMI was completed.

 Assigned Risks
 --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.7% of the direct automobile insurance premium written by the Company was for assigned risk business. In 1998, assigned risks represented 0.4% of total automobile direct premiums written and 0.5% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the California Insurance Code requires that rates established for the plan be adequate to support the plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995. The Commissioner has approved a rate decrease of 28.3% effective February 1, 1999. The Company is prepared for an increase in the number of assignments based on the rate decrease. However, the magnitude of the increase in new assignments is difficult to predict because of the overall competitive climate of the voluntary insurance market.

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

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations which replaced emergency regulations which have been in use since their issuance in 1989. They required all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. The Company submitted its new proposed rating plan on March 11, 1997.

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

 California Financial Responsibility Law
 ---------------------------------------

     Effective January 1, 1997 California enacted a new law which requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if one is stopped for a traffic violation. Media attention to the new law resulted in a surge of new business applications during the first half of 1997. The renewal experience of this new business has been similar to that of the Company's existing business.

     In November 1996 an initiative sponsored by the California Insurance Commissioner was overwhelmingly approved by the California voters. It provides that uninsured drivers who are injured in an automobile accident are able to recover only actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages, i.e., "pain and suffering." This restriction also applies to drunk drivers and fleeing felons. The law has helped in controlling loss costs.

California Earthquake Authority
-------------------------------

     The California Earthquake Authority (CEA) is a Quasi-Governmental organization that was established to provide a market for earthquake coverage to California homeowners. During the second quarter of 1998, the Company began placing all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

     Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon Mercury Casualty Company's participation percentage, and recently published statistical information from the CEA, the Company, at December 31, 1998, estimates its assessment exposure to a "Northridge" - type earthquake to be approximately $3.2 million and its maximum total exposure to CEA assessments to be approximately $6.5 million.

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

     In October 1992, the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies approximately 77% of the facility and leases the remaining office space to others.

     The Company leases all of its other office space. Office location is not material to the Company's operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.  Legal Proceedings
         -----------------

     The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 16, 1999:

Name                     Age                    Position
----                     ---                    --------

George Joseph             77   Chairman of the Board and Chief
Executive Officer
Michael D. Curtius        48   President and Chief Operating Officer
Cooper Blanton, Jr.       72   Executive Vice President
Bruce E. Norman           50   Senior Vice President in charge of
                               Marketing
Joanna Y. Moore           43   Vice President and Chief Claims Officer
Kenneth G. Kitzmiller     52   Vice President in charge of Underwriting
Gabriel Tirador           34   Vice President and Chief Financial Officer
Judy A. Walters           52   Vice President - Corporate Affairs and
                               Secretary
Richard Glassman          41   Vice President - Information Systems

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

     Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May 1995 he was named President of the Georgia and Illinois insurance company subsidiaries and in February 1996 he was elected to the Board of Directors of those companies. In January 1999 he was named Chairman of the Board of AMIC. Mr. Blanton has over 40 years of experience in underwriting and other aspects of the property and casualty insurance business.

     Mr. Norman, Senior Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to this position in February 1999, and has been a Vice President since October 1985 and a Vice President of Mercury Casualty since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977. In February 1996 he was elected to the Board of Directors of the California Companies.

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

     Mr. Tirador, Vice President and Chief Financial Officer, served as the Company's assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 in his current capacity. Mr. Tirador has over twelve years experience in the property and casualty insurance industry and is a Certified Public Accountant.

     Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President - Corporate Affairs in June 1998.

     Mr. Glassman has been employed by Mercury since February 1993. In August 1995 he was appointed Assistant Vice President and assumed the position of Manager of Information Services, which he had been directing since earlier that year. In June 1998, Mr. Glassman was appointed Vice President - Information Systems. He has a vast background in technology, sales and marketing.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Security
          --------------------------------------------------------------
          Holder Matters
          --------------

Price Range of Common Stock

     The common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales prices per share in each quarter during the past two years as reported in the consolidated transaction reporting system. The quotations have been adjusted for a two-for-one stock split that was effective September 16, 1997.

    1997                                           High                Low
                                                   ----                ---

          1st Quarter.........................  $32.750              $26.125
          2nd Quarter.........................  $38.094              $29.250
          3rd Quarter.........................  $45.875              $36.000
          4th Quarter.........................  $55.500              $40.750


    1998                                           High                Low
                                                   ----                ---
          1st Quarter.........................  $63.625              $46.000
          2nd Quarter.........................  $66.313              $58.250
          3rd Quarter.........................  $69.438              $36.563
          4th Quarter.........................  $45.625              $33.250

     1999
          1st Quarter (January 1 - March 8)...  $45.500              $32.938

Dividends

     Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 1998 and 1997, the Company paid dividends on its common stock of $0.70 per share and $0.58 per share, respectively. The 1997 per share amount is adjusted to reflect a two-for-one stock split in September 1997. On February 5, 1999, the Board of Directors declared a $.21 quarterly dividend ($.84 annually) payable on March 31, 1999 to stockholders of record on March 17, 1999.

     The common stock dividend rate has been increased fifteen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 1999 of up to approximately $98 million. See Note 10 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

Shareholders of Record

     The approximate number of holders of record of the Company's common stock as of March 8, 1999 was 255. The approximate number of beneficial holders as of March 8, 1999 was 9,197 according to the Bank of New York, the Company's transfer agent.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------

                                                                        Year ended December 31,
                                                       ----------------------------------------------------------
                                                        1998        1997         1996         1995        1994
                                                        ----        ----         ----         ----        ----
                                                             (Amounts in thousands, except per share data)
Income Data:
Premiums earned.....................................   $1,121,584   $1,031,280     $754,724     $616,326   $529,390
Net investment income...............................       96,169       86,812       70,180       62,964     54,586
Realized investment gains(losses)...................       (3,926)       4,973       (3,173)       1,048     (9,853)
Realized gain from sale of
  subsidiary                                                2,586           --           --           --         --
Other...............................................        5,710        4,881        3,233        3,341      3,123
                                                       ----------   ----------     --------     --------   --------

   Total Revenues...................................    1,222,123    1,127,946      824,964      683,679    577,246
                                                       ----------   ----------     --------     --------   --------
Losses and loss adjustment
  expenses..........................................      684,468      654,729      501,858      416,556    360,557
Policy acquisition costs............................      252,592      224,883      160,019      128,743    112,682
Other operating expenses............................       44,941       33,579       24,493       22,017     20,566
Interest............................................        4,842        4,976        2,004        2,040      1,025
                                                       ----------   ----------     --------     --------   --------
   Total Expenses...................................      986,843      918,167      688,374      569,356    494,830
                                                       ----------   ----------     --------     --------   --------
Income before income taxes..........................      235,280      209,779      136,590      114,323     82,416
Income taxes........................................       57,754       53,473       30,826       24,022     16,121
                                                       ----------   ----------     --------     --------   --------
   Net Income.......................................   $  177,526   $  156,306     $105,764     $ 90,301   $ 66,295
                                                       ==========   ==========     ========     ========   ========
Per Share Data:
Basic earnings per share *..........................   $     3.23   $     2.84     $   1.93     $   1.65   $   1.22
                                                       ==========   ==========     ========     ========   ========
Diluted earnings per share *........................         3.21         2.82         1.92         1.65       1.21
                                                       ==========   ==========     ========     ========   ========
Dividends paid *....................................   $      .70   $      .58     $    .48     $    .40   $    .35
                                                       ==========   ==========     ========     ========   ========
                                                                                 December 31,
                                                          ----------------------------------------------------------
                                                             1998         1997         1996         1995       1994
                                                             ----         ----         ----         ----       ----
                                                                  (Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments...................................   $1,590,645   $1,448,248   $1,168,287     $923,194   $751,614
Premiums receivable.................................      107,950      104,216       83,748       58,902     48,741
Total assets........................................    1,877,025    1,725,532    1,419,927    1,081,656    911,693
Unpaid losses and loss
 adjustment expenses................................      405,976      409,061      336,685      253,546    227,499
Unearned premiums...................................      327,129      309,376      260,878      168,404    148,654
Notes payable.......................................       78,000       75,000       75,000       25,000     25,000
Deferred income tax
 liability (asset)..................................       22,639       19,722        6,349       10,158    (10,190)
Shareholders' equity................................      917,375      799,592      641,222      565,188    457,161
Book value per share*...............................        16.80        14.51        11.69        10.34       8.38

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

     The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group (AFI)in December 1996, now American Mercury Insurance Group (AMI), the Company expanded into the states of Oklahoma and Texas. The Company further expanded its operations into the state of Florida during 1998.

     During 1998, approximately 92% of the Company's direct premiums written, including AMI, were derived from California.

     In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

     In February 1994, the California Insurance Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Further rate modifications were approved and made effective on October 15, 1995, April 15, 1996, October 1, 1997, April 1, 1998 and November 15, 1998. The rate change made April 1, 1998 reduced rates by approximately 7% and was primarily made to improve Mercury's competitive position in the marketplace. Except for the April 1, 1998 rate change, the rate changes made over the last several years have been substantially revenue-neutral overall, with physical damage rates being increased and bodily injury liability rates decreased. The rate change made effective May 1, 1994 resulted in a substantial increase in new business being submitted to the Company. The subsequent rate modifications have allowed the Company to maintain ongoing growth in policy count. Since March 31, 1994, Private Passenger Automobile ("PPA") policies in force in California have increased from approximately 300,000 to 743,000 at December 31, 1998, an annual rate of increase of over 20%.

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

     The Company submitted a proposed rating plan in response to these regulations in March 1997. The Company's plan was approved by the California DOI and became effective October 1, 1997. Although the rate changes produced some minor dislocations, implementation of the new plan did not have a material effect on the Company's overall competitive position or its profitability.

Results of Operations

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     ---------------------------------------------------------------------

     Premiums earned in 1998 of $1,121.6 million increased 8.8%, reflecting unit growth which was somewhat offset by reduced average premiums per policy. The reduction in average premium per policy was primarily the result of the 7% rate decrease taken for California business in April 1998. In addition, a large portion of the new California business written during 1997, which grew at a rate of 28.5% due to a new law requiring proof of insurance to register a car, qualified for a discount on renewal in 1998. Consequently, the average premium per policy declined in 1998 as compared to 1997.

     Net premiums written in 1998 of $1,144.1 million increased 5.3% over a year earlier, continuing a growth trend which began in the second quarter of 1994. The Company increased its marketing efforts in April 1998, launching a fully integrated radio and billboard advertising program. Although the campaign has not met expectations, the Company believes continuing the advertising program is necessary in the current competitive climate. The California automobile insurance marketplace remains intensely competitive. Most of the major direct writers, who represent the Company's chief competition, have instituted one or more rate reductions over the last twenty-four months and many have significantly increased their marketing efforts.

     The loss ratio in 1998 (loss and loss adjustment expenses related to premiums earned) was 61.0%, compared with 63.5% in 1997. The favorable loss experience is largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction beginning on April 1, 1998 negatively affected the Company's loss ratio during a large portion of 1998. The full impact of the rate reduction on the Company's loss ratio will be felt in 1999 and succeeding periods.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 26.6% in 1998 and 25.1% in 1997. The increase in the expense ratio was largely attributable to increased base commissions and profit-related bonuses to agents, expenses associated with the advertising program implemented in April 1998, and start up costs from the Company's entry into the Florida market.

     Total losses and expenses in 1998, excluding interest expense of $4.8 million, were $982.0 million, resulting in an underwriting gain for the period of $139.6 million, compared with an underwriting gain of $118.1 million in 1997.

     Investment income in 1998 was $96.2 million, compared with $86.8 million in 1997. The after-tax yield on average investments of $1,474.5 million (fixed maturities at cost, equities at market) was 5.91%, compared with 6.17% on average investments of $1,262.9 million in 1997. The effective tax rate on investment income was 9.3% in 1998, compared to 10.3% in 1997. The lower tax rate in 1998 reflects the benefits derived from replacing taxable issues held in the AMI investment portfolio, when purchased in December 1996, to non-taxable issues throughout the 1997 and 1998 fiscal years. The redemption of bonds acquired during higher interest periods has been a negative influence on realized yields in each of the last several years and is expected to continue in 1999. Bonds matured and called in 1998 totaled $65.3 million, compared with $54.0 million in 1997. Approximately $47 million of bonds are expected to mature or be called in 1999. Average yields being obtained during the first quarter of 1999 on new investments are 50 to 75 basis points lower than the average yield realized during 1998.

     Realized investment losses in 1998 were $3.9 million, compared with realized gains of $5.0 million in 1997. The gains and losses in both years were principally incurred to enhance investment income on both fixed maturities and equity securities, including perpetual preferred stocks. The losses realized in 1998 were designed to utilize expiring capital gains tax benefits.

     Realized gain from sale of subsidiaries of $2.6 million was derived from the sale for cash of Cimmaron Insurance Company, an inactive company acquired in the American Mercury Insurance Group purchase made in December 1996.

     The income tax provision of $57.8 million in 1998 represented an effective tax rate of 24.5%, compared with an effective rate of 25.5% in 1997. The 1997 rate is higher primarily because the Company had a large non tax-deductible charge for ESOP compensation expense in 1997 that did not occur in 1998. ESOP compensation expense is calculated based on the current market value for the Company's stock multiplied by shares allocated to employees, however, only the Company's cost basis is deductible for tax purposes. The increase in the Company's share price on the shares allocated in 1997, which had been purchased in 1994, caused the large non-deductible charge that resulted in increasing the Company's effective tax rate in 1997. This situation did not occur in 1998 as the shares allocated to employees during 1998 had a similar cost and market value.

     Net income in 1998 was $177.5 million or $3.23 per share, (basic), compared with $156.3 million, or $2.84 per share, (basic), in 1997. Basic per share results are based on 55.0 million average shares in 1998 and 55.0 million average shares in 1997. Diluted per share results were $3.21 in 1998 and $2.82 in 1997.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
     ---------------------------------------------------------------------

     Premiums earned in 1997 of $1,031.3 million (including $65.1 million contributed by AMI) increased 36.6%, primarily reflecting unit growth and the fact that 1996 results only include one month of premiums from AMI. Without the
impact of the AMI results, premiums earned increased 28.9%.   Average premium
per policy for the year declined slightly. Net premiums written in 1997 of $1,086.2 million (including $72.8 million contributed by AMI) increased 36.5% over a year earlier (28% excluding the impact of AMI results), continuing a growth trend which began in the second quarter of 1994. Growth in written premiums in California of 28.5% for all of 1997 was aided by a new California law that became effective January 1, 1997 which requires proof of insurance for the registration (new or renewal) of a motor vehicle. The greater part of the new business generated by the new law occurred in the first half of 1997, and provided for only the minimum liability coverage required by law. The average premium on this business was substantially less than that produced by full coverage policies, which constitute a majority of the Company's total premium volume.

     The loss ratio in 1997 (loss and loss adjustment expenses related to premiums earned) was 63.5%, compared with 66.5% in 1996. The improvement in loss experience in 1997 is in large part related to the loss cost savings from the enactment of California Proposition 213 that became effective January 1, 1997. The 1997 loss ratio reflects deficiencies from unfavorable development on allocated loss adjustment expenses from prior periods. The initial estimates were based principally on the Company's actual experience and did not fully reflect the increases in the legal expenses of defending the Company's insureds arising from the Company's policy of aggressively defending, including litigating, exaggerated bodily injury claims arising from minimal impact automobile accidents.

     The expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 25.1% in 1997 and 24.5% in 1996. The increase in the expense ratio in 1997 reflects increased provisions for profit-related bonuses to both agents and employees and the inclusion of the operating results of AMI for a full year.

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

     The income tax provision of $53.5 million in 1997 represented an effective tax rate of 25.5%, compared with an effective rate of 22.6% in 1996. The increase in the rate is largely attributable to the increased proportion of realized gains and the increase in underwriting gains, both of which are taxed at the full corporate rate of 35%, in contrast to investment income which consists primarily of tax-exempt interest and tax sheltered dividend income.

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

Liquidity and Capital Resources

     Net cash provided from operating activities in 1998, was $192.1 million, while funds derived from the sale, redemption or maturity of investments was $941.5 million, of which approximately 79% was represented by the sale of equity securities. The amortized cost of fixed-maturity investments increased by $97.8 million during the year. Equity investments, including perpetual preferred stocks, increased by $50.5 million at cost, while short-term cash investments decreased by $13.7 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $195.2 million.

     The market value of all investments held at market as "Available for Sale" exceeded the amortized cost of $1,511.9 million at December 31, 1998 by $78.8 million. That unrealized gain, reflected in shareholders' equity, as Accumulated Other Comprehensive Income, net of applicable tax effects, was $51.2 million at December 31, 1998 compared with an unrealized gain of $46.1 million at December 31, 1997. The increase in market values since December 31, 1997 reflects principally the substantial decline in intermediate and long term interest rates during 1998.

     The Company's cash and short term investments totaled $47.9 million at December 31, 1998. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of long term investments.

     Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. In 1995, the Company adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1998 bond holdings rated below investment grade totaled $13.6 million at market (cost $12.7 million), or 1% of total investments. The average rating of the $1,203 million bond portfolio (at amortized cost) was AA-, while the average effective maturity, giving effect to anticipated early call, approximates 7.3 years. The modified duration of the bond portfolio at year-end was 5.8 years, reflecting the heavy weighting of high coupon issues, including housing issues subject to sinking funds, and other issues which are pre-refunded or are expected to be called prior to their maturity. Duration measures the length of time it takes to receive all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided.

     Holdings in the taxable sector consist largely of senior public utility issues. Fixed-maturity investments of $1,245.4 million (amortized cost), include $42.5 million (amortized cost) of sinking fund preferreds, principally utility issues. The market value of all fixed maturities exceeded cost by $79.5 million at December 31, 1998. The only securities held which may be considered derivatives are a small amount of adjustable rate preferred stocks.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $219.7 million at market (cost $220.4 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 24.0% of total shareholders' equity.

     The Company had outstanding debt at December 31, 1998 of $78 million. Of this amount, $75 million has been borrowed under a three year revolving credit bank loan. The loan agreement requires the Company to meet numerous affirmative and negative covenants. The proceeds of the loan were used to repay a prior loan and to acquire AMI, with the balance contributed to the Company's new insurance subsidiaries. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York rate (prime rate) or the Eurodollar London Interbank rate (LIBOR). Based on the rates effective through February 22, 1999, LIBOR plus
 .40, the net interest cost on the loan approximates 5.65%.

     The Company also maintains a $100 million line of credit, of which $3 million was drawn on at December 31, 1998 and is due October 31, 1999. The line of credit may be used to fund the Company's stock repurchase program authorized by the Board of Directors in August 1998 as well as for general corporate purposes. The interest rate and loan covenants are the same as the Company's $75 million loan discussed above. The Company plans to extend the maturity date of this loan during 1999.

     Under the stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General's common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of the $100 million credit facility and internal cash generation. During 1998, the Company purchased 580,000 shares of the common stock in the open market at an average price of $41.83. The shares purchased were retired.

     In March 1994, the Company's Employee Stock Ownership Plan ("the Plan") purchased 322,000 shares of Mercury General's common stock in the open market at a price of $14.875 per share, adjusted for the two-for-one stock split effective September 16, 1997. The purchases were funded by a five year term bank loan of $5.0 million to the Plan which is guaranteed by the Company. The shares have been allocated to employees over the amortization period of the loan, with the initial allocation made in December 1994. The remaining balance of the loan of $2.0 million was retired in March 1998 with the proceeds of contributions to the Plan by the Company for the year 1997, and the remaining unallocated shares were credited to employees' ESOP balances at December 31, 1997. In August 1998, the Plan purchased 115,000 shares of Mercury General's common stock in the open market at a price of $43.05 per share. The purchases were funded by a five year term bank loan of $5 million to the Plan which is guaranteed by the Company.
The shares are being allocated to the employees over a five-year period, with the initial allocation made in December 1998. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the effective rate of interest on the loan, which, in 1998 was 6.00%.

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.
The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1998. Each of the companies' policyholders' surplus exceeded the highest level of minimum required capital.

     As of December 31, 1998, the Company had no material commitments for capital expenditures.

     The California Earthquake Authority (CEA) is a Quasi-Governmental organization that was established in 1996 to provide a market for earthquake coverage to California homeowners. During the second quarter of 1998, the Company began placing all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

     Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon Mercury Casualty Company's participation percentage, and recently published statistical information from the CEA, the Company, at December 31, 1998, estimates its assessment exposure to a "Northridge" - type earthquake to be approximately $3.2 million and its maximum total exposure to CEA assessments to be approximately $6.5 million.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $767.2 million at December 31, 1998, and net written premiums for the twelve months ended on that date of $1,144.1 million, the ratio of writings to surplus was approximately 1.5 to 1.

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

     In March of 1998, the Company completed the modifications necessary to its computer programs and systems for all of its "critical" systems for business written in California, Georgia, Illinois and Florida. Modifications were made to both hardware and software. The Company considers policy issuance, premium billing and collections and its claims systems as its critical systems. The modifications completed on the above critical systems represent approximately 94% of the Company's total premiums written.

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

     The Company expensed approximately $475,000 in 1998 and $125,000 in 1997, primarily for internal labor costs, related to Year 2000 modifications. The Company expects to incur an amount less than what has previously been expensed for 1999. It is not possible to quantify the aggregate cost to the Company with respect to the Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

     Mercury General is developing business resumption contingency plans specific to the Year 2000. Business resumption contingency plans address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks
          -----------------------------------------------------------

     The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

     The Company invests its assets primarily in fixed maturity investments, which at December 31, 1998 comprised 83% of total investments at market value. Tax-exempt bonds represent 95% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities, consisting primarily of preferred stocks, account for 14% of total investments at market. The remaining 3% of the investment portfolio consists of highly liquid short-term investments which are primarily U.S. Treasury backed overnight repurchase agreements and short-term money market funds.

     The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

     The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company's investment philosophy has resulted in a portfolio with a moderate duration. This has exposed the portfolio to interest rate risk, which, in periods of falling interest rates, as was generally experienced over the last decade, resulted in substantial realized and unrealized gains on the portfolio holdings.

     During 1998, lower market interest rates reduced the duration of the Company's fixed income portfolio. Bond investments made by the Company typically have call options attached, which reduce the duration of the asset as rates decline. Consequently, the average modified duration of the portfolio decreased from 6.1 years at December 31, 1997 to 5.8 years at December 31, 1998. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity portfolio would decrease by approximately $77.1 million.

     The value of the equity investments consists of $47.8 million in common stocks and $171.9 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

     The Company's primary strategy for equity investments is to maximize current income by accelerating the number of dividends collected on the overall funds employed. The Company times the purchase and sale of equity investments to coincide with quarterly dividend payment dates and minimum holding periods as required by the Internal Revenue Service. This timing strategy results in very short asset holding periods, often less than three months. The Company believes that this strategy coupled with the defensive nature of the assets involved reduces the risk, over time, of significant portfolio valuation fluctuations due to changes in market interest rates.

     In general, credit spreads have widened in the non-sinking fund sector since the credit crisis of this past summer. The Company's non-sinking fund preferred stock assets were negatively affected by this market change. The duration of the Company's non-sinking fund preferred stocks is 8.5 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value by approximately $14.7 million, everything else remaining the same.

     The remainder of the equity portfolio, representing 3% of total investments at market value, consists primarily of public utility common stocks. These assets are defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security's systematic (non-diversifiable) risk, which is the percentage change in an individual security's return for a 1% change in the return of the market. The average Beta for the Company's common stock holdings was 0.49. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $4.7 million.

Forward-looking statements

     The foregoing discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from the historical information contained herein and from those that may be expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the intense competition currently existing in the California automobile insurance markets, the success of the Company in integrating and profitably operating the business of AMI, and in expanding generally in Florida and other states outside of California, the impact of the Year 2000, the impact of the permanent rating factor regulations adopted by the California Insurance Commissioner for private passenger automobile policies issued in California and the level of investment yields obtainable in the Company's investment portfolio in comparison to recent yields, as well as the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes, particularly in California.

Quarterly Data

     Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands except per share data):

                                                    Quarter Ended
                                     --------------------------------------------
                                      March 31     June 30    Sept. 30   Dec. 31
                                     -----------   --------   --------   --------
1998
----
Earned premiums..................... $274,454      $278,768   $282,198   $286,164
Income before income taxes ......... $ 70,107      $ 67,966   $ 54,596   $ 42,611
Net income.......................... $ 51,414      $ 50,255   $ 41,442   $ 34,415
Basic earnings per share............ $    .93      $    .91   $    .75   $    .63
Diluted earnings per share.......... $    .93      $    .90   $    .75   $    .63
Dividends declared per share........ $   .175      $   .175   $   .175   $   .175

1997
----
Earned premiums..................... $235,579      $255,119   $267,212   $273,370
Income before income taxes.......... $ 39,870      $ 47,967   $ 55,198   $ 66,744
Net income.......................... $ 30,818      $ 35,893   $ 40,754   $ 48,841
Basic earnings per share............ $    .56      $    .65   $    .74   $    .89
Diluted earnings per share.......... $    .56      $    .65   $    .74   $    .88
Dividends declared per share......   $   .145      $   .145   $   .145   $   .145

Item 8.  Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report............................................    35
Consolidated Financial Statements:
      Consolidated Balance Sheets as of December 31, 1998 and 1997......    36
      Consolidated Statements of Income for Each of the Years in the
      Three-Year Period Ended December 31, 1998.........................    37
      Consolidated Statements of Comprehensive Income for each of the
       Years in the Three-Year Period Ended December 31, 1998...........    38
      Consolidated Statements of Shareholders' Equity for Each of the
       Years in the Three-Year Period Ended December 31, 1998...........    39
      Consolidated Statements of Cash Flows for Each of the Years in
      the Three-Year Period Ended December 31, 1998.....................    40
      Notes to Consolidated Financial Statements........................    42

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Mercury General Corporation:


     We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              KPMG LLP

Los Angeles, California
February 12, 1999

PAGE>


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

             AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S

                                                                  1998         1997
                                                                  ----         ----
Investments:
   Fixed maturities available for sale (amortized cost
    $1,245,440 in 1998 and $1,147,594 in 1997)..............   $1,324,908   $1,214,986
   Equity securities available for sale (cost $220,449 in
    1998 and $169,943 in 1997)..............................      219,745      173,522
   Short-term cash investments, at cost, which approxi-
    mates market............................................       45,992       59,740
                                                               ----------   ----------
              Total investments.............................    1,590,645    1,448,248
Cash........................................................        1,887        3,011
Receivables:
   Premiums receivable......................................      107,950      104,216
   Premium notes............................................       13,739       13,562
   Accrued investment income................................       22,356       21,895
   Other....................................................       24,884       26,476
                                                               ----------   ----------
                                                                  168,929      166,149
Deferred policy acquisition costs...........................       61,947       57,264
Fixed assets, net...........................................       31,901       30,493
Current income taxes recoverable............................        5,895           --
Other assets................................................       15,821       20,367
                                                               ----------   ----------
                                                               $1,877,025   $1,725,532
                                                               ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.........................    $ 405,976     $409,061
Unearned premiums...........................................      327,129      309,376
Notes payable...............................................       78,000       75,000
Loss drafts payable.........................................       38,433       32,058
Accounts payable and accrued expenses.......................       53,196       50,742
Current income taxes payable................................           --        3,317
Deferred income taxes.......................................       22,639       19,722
Other liabilities...........................................       34,277       26,664
                                                               ----------   ----------
              Total liabilities.............................      959,650      925,940
                                                               ----------   ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,684,438 shares in 1998 and 55,124,579 in 1997.......       48,830       47,412
   Accumulated other comprehensive income...................       51,196       46,131
   Unearned ESOP compensation...............................       (4,000)          --
Retained earnings...........................................      821,349      706,049
                                                               ----------   ----------
              Total shareholders' equity....................      917,375      799,592
                                                               ----------   ----------
   Commitments and contingencies............................   $1,877,025   $1,725,532
                                                               ==========   ==========

       See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      Three years ended December 31, 1998

             Amounts expressed in thousands, except per share data


                                                       1998         1997        1996
                                                       ----         ----        ----
Revenues:
  Earned premiums................................  $1,121,584    $1,031,280   $754,724
  Net investment income..........................      96,169        86,812     70,180
  Net realized investment gains (losses).........      (3,926)        4,973     (3,173)
  Net realized gain from sale of subsidiary......       2,586            --         --
  Other..........................................       5,710         4,881      3,233
                                                   ----------    ----------   --------
       Total revenues...........................    1,222,123     1,127,946    824,964
                                                   ----------    ----------   --------
Expenses:
  Losses and loss adjustment expenses............     684,468       654,729    501,858
  Policy acquisition costs.......................     252,592       224,883    160,019
  Other operating expenses.......................      44,941        33,579     24,493
  Interest.......................................       4,842         4,976      2,004
                                                   ----------    ----------   --------
       Total expenses............................     986,843       918,167    688,374
                                                   ----------    ----------   --------
  Income before income taxes.....................     235,280       209,779    136,590

Income taxes.....................................      57,754        53,473     30,826
                                                   ----------    ----------   --------
  Net income....................................   $  177,526    $  156,306   $105,764
                                                   ==========    ==========   ========
Basic earnings per share........................   $     3.23    $     2.84   $   1.93
                                                   ==========    ==========   ========
Diluted earnings per share......................   $     3.21    $     2.82   $   1.92
                                                   ==========    ==========   ========

        See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      Three Years ended December 31, 1998

                        Amounts expressed in thousands

                                                       1998        1997        1996
                                                     ---------   ---------   ---------

Net income                                           $177,526    $156,306    $105,764
Other comprehensive income, before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period                                   12,397      44,185      (8,593)
      Less: reclassification adjustment for net
       gains included in net income                    (4,605)     (2,377)     (1,055)
                                                     --------    --------    --------
            Other comprehensive income (loss),
              before tax                                7,792      41,808      (9,648)
Income tax expense related to unrealized
 holding gains(losses) arising during period            4,339      15,465      (3,008)
Income tax benefit related to reclassification
 adjustment for gains included in net income           (1,612)       (832)       (369)
                                                     --------    --------    --------
Comprehensive income, net of tax                     $182,591    $183,481    $ 99,493
                                                     ========    ========    ========

See accompanying notes to Consolidated Financial Statements

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three years ended December 31, 1998

                        Amounts expressed in thousands


                                                                                    1998       1997        1996
                                                                                   -------   ---------   ---------

Common stock, beginning of year................................................. $ 47,412    $ 42,644    $ 40,895
Proceeds of stock options exercised.............................................    1,216         999       1,104
Tax benefit on sales of incentive stock
 options........................................................................      748         401         220
Release of common stock by the ESOP.............................................      (30)      3,368         425
Purchase and retirement of common stock.........................................     (516)       --          --
                                                                                 --------    --------    --------
Common stock, end of year.......................................................   48,830      47,412      42,644
                                                                                 --------    --------    --------
Accumulated other comprehensive income, beginning
 of year........................................................................   46,131      18,956      25,227
Net increase (decrease) in other comprehensive
 income.........................................................................    5,065      27,175      (6,271)
                                                                                 --------    --------    --------
Accumulated other comprehensive income,
 end of year....................................................................   51,196      46,131      18,956
                                                                                 --------    --------    --------
Unearned ESOP compensation relating to common
 stock purchases by ESOP........................................................   (5,000)     (2,000)     (3,084)
Amortization of unearned ESOP compensation......................................    1,000       2,000       1,084
                                                                                 --------    --------    --------
Unearned ESOP compensation, end of year.........................................   (4,000)       --        (2,000)
                                                                                 --------    --------    --------

Retained earnings, beginning of year............................................  706,049     581,622     502,150
Purchase and retirement of common stock.........................................  (23,775)       --          --
Net income......................................................................  177,526     156,306     105,764
Dividends paid to shareholders..................................................  (38,451)    (31,879)    (26,292)
                                                                                 --------    --------    --------
Retained earnings, end of year..................................................  821,349     706,049     581,622
                                                                                 --------    --------    --------
       Total shareholders' equity............................................... $917,375    $799,592    $641,222
                                                                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1998
                        Amounts expressed in thousands

                                                                   1998         1997         1996
                                                                   ----         ----         ----
Cash flows from operating activities:
   Net income                                                   $ 177,526    $ 156,306    $ 105,764
   Adjustments to reconcile net income to net cash
    provided from operating activities:
    (Decrease) increase in unpaid losses and loss
       adjustment expenses                                         (3,085)      72,376       35,947
      Increase in unearned premiums                                17,753       48,498       42,276
      Increase in premium notes receivable                           (177)      (1,167)        (667)
      Increase in premiums receivable                              (3,734)     (20,468)     (15,460)
      Increase in deferred policy acquisition costs                (4,683)     (10,481)      (7,080)
      Increase in loss drafts payable                               6,375        3,026        5,179
       (Decrease) increase in accrued income taxes,
       excluding deferred tax on change in unrealized gain         (8,957)         469        1,016
      Increase in accounts payable and accrued
       expenses                                                     2,454       14,279        8,385
      Depreciation                                                  5,444        5,157        4,067
      Net realized investment (gains) losses                        3,926       (4,973)       3,173
      Net realized gain from sale of subsidiary                    (2,586)          --           --
      Bond accretion, net                                          (4,146)      (2,295)      (1,112)
      Other, net                                                    6,030        8,479       15,136
                                                                ---------    ---------    ---------
           Net cash provided from operating activities            192,140      269,206      196,624
Cash flows from investing activities:
   Fixed maturities available for sale:
      Purchases                                                  (295,723)    (362,932)    (243,779)
      Sales                                                       111,779       71,313       41,353
      Calls or maturities                                          84,445       72,515       91,834
   Equity securities available for sale:
      Purchases                                                  (800,620)    (608,260)    (437,128)
      Sales                                                       745,275      590,155      398,306
      Proceeds from sale of subsidiary less cash
       transferred                                                 11,018           --           --
   Purchase of AMI, less cash acquired                                              --      (33,629)
   Decrease (increase) in short-term cash investments, net         12,059        6,327      (32,077)
   Purchase of fixed assets                                        (7,164)      (6,854)      (5,971)
   Sale of fixed assets                                               444        1,165          167
                                                                ---------    ---------    ---------
            Net cash used in investing activities               $(138,487)   $(236,571)   $(220,924)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                             1998        1997        1996
                                                           ---------   ---------   ---------
Cash flows from financing activities:
   Additions to notes payable                              $  3,000    $   --      $ 75,000
   Principal payments on notes payable                           --          --     (25,000)
   Payment of American Mercury Insurance Company
    indemnification holdback                                     --      (1,750)         --
   Dividends paid to shareholders                           (38,451)    (31,879)    (26,291)
   Proceeds from stock options exercised                      1,965       1,400       1,324
   Purchase and retirement of common stock                  (24,291)         --          --
   Net increase (decrease) of ESOP loan                       3,000      (1,000)         --
                                                           --------    --------    --------
            Net cash provided by (used in)
             financing activities                           (54,777)    (33,229)     25,033
                                                           --------    --------    --------

Net increase (decrease) in cash                              (1,124)       (594)        733
Cash:
   Beginning of the year                                      3,011       3,605       2,872
                                                           --------    --------    --------
   End of the year                                         $  1,887    $  3,011    $  3,605
                                                           ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies

 Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 1998 and 1997 over 90% of the net written premiums were from California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company or MGC) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois. Effective December 1, 1996 the financial statements also include newly acquired companies American Mercury Insurance Company (AMIC), Cimarron Insurance Company, Inc., AFI Management Company, Inc. (AFIMC), and American Mercury Lloyds Insurance Company (AML). AML is not owned by MGC, but is controlled by MGC through its attorney-in-fact, AFIMC. The acquisition is discussed further in
Note 8. Effective for 1997 and 1998, the financial statements also include the newly formed company American Mercury MGA, Inc. (AMMGA), a wholly owned subsidiary of AMIC. The 1998 financial statements include the results of Cimarron Insurance Company through June 5, 1998, the date it was sold to an unrelated party. This sale is discussed further in Note 9. Collectively, the newly-acquired companies, including AML, are referred to as AMI. All of the subsidiaries as a group, including AML, but excluding AFIMC and AMMGA, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles
(GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses. Actual results could differ from those estimates.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies (Continued)

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

     Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity as accumulated other comprehensive income, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method.

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

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies (Continued)

 Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 1998, 1997 and 1996 were $1,144,051,000, $1,086,241,000 and $795,873,000, respectively.

     One agent produced direct premiums written of approximately 19%, 18% and 17% of the Company's total direct premiums written during 1998, 1997 and 1996, respectively. This agency was sold during 1998 to a large national broker. The buyer has informed the Company that they intend to continue producing business for the Company. No other agent accounted for more than 2% of direct premiums written.

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

 Deferred Policy Acquisition Costs

     Acquisition costs related to unearned premiums, which consist of commissions, premium taxes and certain other underwriting costs, which vary directly with and are directly related to, the production of business, are deferred and amortized to income ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies (Continued)

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

     Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

 Depreciation

     Buildings and furniture and equipment are depreciated over 30-year and 5-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method.

 Earnings per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997. Note 15 contains the required disclosures which make up the calculation of basic and diluted earnings per share.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies (Continued)

 Comprehensive Income

     Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997 was adopted by the Company during 1998. The Company is reporting comprehensive income for the same periods presented on the Consolidated Statements of Income. The implementation of SFAS No. 130 had no effect on the financial position or results of operations of the Company.

 Segment Reporting

     Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way information about operating segments is reported in financial statements. The Company does not have any operations that require disclosure as operating segments.

 Recently Issued Accounting Standards

     Statement of Position 98-1 (SOP 98-1), "Accounting For the Costs of Computer Software developed or obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed computer software be capitalized. The Company will implement this standard during the first quarter 1999 and is currently evaluating the impact that it will have on the Consolidated Financial Statements.

 Income Taxes

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes".

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

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1998 and 1997

(1)  Significant Accounting Policies (Continued)

     The Insurance Companies, as primary insurers, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

 Statements of Cash Flows

     Interest paid during 1998, 1997, and 1996 was $4,494,000, $5,077,000, and
$1,882,000, respectively. Income taxes paid were $65,984,000 in 1998, $52,611,000 in 1997, and $30,550,000 in 1996.

     The subsidiary sold in 1998 consisted primarily of invested assets totaling $8,408,000 at the sale date.

     In 1998, non-cash financing activities included receipt of $276,000 of common stock tendered at market value to exercise stock options.

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

 Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by SFAS No. 123. Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Footnote
14. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

 Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(2) Investments and Investment Income

     A summary of net investment income is shown in the following table:

                                                                                 Year ended December 31,
                                                                                 (Amounts in thousands)
                                                                             -------------------------------
                                                                               1998       1997        1996
                                                                             --------   ---------   --------
Interest and dividends on fixed maturities................................   $75,602      $67,948    $55,132
Dividends on equity securities............................................    18,027       16,317     13,385
Interest on short-term cash investments...................................     3,460        3,321      2,126
                                                                             -------      -------    -------
  Total investment income.................................................    97,089       87,586     70,643
Investment expense........................................................       920          774        463
                                                                             -------      -------    -------
  Net investment income...................................................   $96,169      $86,812    $70,180
                                                                             =======      =======    =======

     A summary of net realized investment gains (losses) is as follows:

                                                                                 Year ended December 31,
                                                                                 (Amounts in thousands)
                                                                             -------------------------------
                                                                               1998       1997        1996
                                                                             --------   ---------   --------
Net realized investment gains (losses):
  Fixed maturities........................................................   $   914      $1,400    $   963
  Equity securities.......................................................    (4,840)      3,573     (4,136)
                                                                             -------      ------    -------
                                                                             $(3,926)     $4,973    $(3,173)
                                                                             =======      ======    =======

     Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

                                                                                 Year ended December 31,
                                                                                 (Amounts in thousands)
                                                                             -------------------------------
                                                                               1998       1997        1996
                                                                             --------    --------   --------
Fixed maturities available for sale:
  Gross realized gains....................................................  $    394     $   849    $   515
  Gross realized losses...................................................      (370)       (389)    (1,237)
                                                                            --------     -------    -------
   Net....................................................................  $     24     $   460    $  (722)
                                                                            ========     =======    =======
Equity securities available for sale:
  Gross realized gains....................................................  $  9,452     $ 7,257    $ 2,925
  Gross realized losses...................................................   (14,166)     (3,565)    (7,115)
                                                                            --------     -------    -------
   Net....................................................................  $ (4,714)    $ 3,692    $(4,190)
                                                                            ========     =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(2) Investments and Investment Income (Continued)

     A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

                                                                                          Year ended December 31,
                                                                                           (Amounts in thousands)
                                                                                       ------------------------------
                                                                                         1998      1997       1996
                                                                                       --------   -------   ---------
Net increase (decrease) in net unrealized
 investment gains and losses:
   Fixed maturities available for sale..............................................   $12,076    $38,077    $(8,059)
   Income tax expense (benefit).....................................................     4,227     13,327     (2,821)
                                                                                       -------    -------    -------
                                                                                       $ 7,849    $24,750    $(5,238)
                                                                                       =======    =======    =======

   Equity securities...............................................................    $(4,283)   $ 3,731    $(1,589)
   Income tax expense (benefit)....................................................     (1,499)     1,306       (556)
                                                                                       -------    -------    -------
                                                                                       $(2,784)   $ 2,425    $(1,033)
                                                                                       =======    =======    =======

Accumulated unrealized gains and losses on securities available for sale follows:

                                                                                                  December 31,
                                                                                             (Amounts in thousands)
                                                                                           --------------------------
                                                                                             1998             1997
                                                                                           --------         --------
Fixed maturities available for sale:
  Unrealized gains..................................................................       $ 80,651         $ 68,718
  Unrealized losses.................................................................         (1,183)          (1,326)
  Tax effect........................................................................        (27,814)         (23,587)
                                                                                           --------         --------
                                                                                           $ 51,654         $ 43,805
                                                                                           --------         --------
Equity securities available for sale:
  Unrealized gains..................................................................       $  5,934         $  5,006
  Unrealized losses.................................................................         (6,638)          (1,427)
  Tax effect........................................................................            246           (1,253)
                                                                                           --------         --------
                                                                                           $   (458)        $  2,326
                                                                                           --------         --------
    Net unrealized investment gains (classified
     as accumulated other comprehensive income
     on the balance sheet)..........................................................       $ 51,196         $ 46,131
                                                                                           ========         ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(2)  Investments and Investment Income (Continued)

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1998 are as follows:

                                                        Gross      Gross     Estimated
                                         Amortized  Unrealized  Unrealized     Market
                                            Cost        Gains      Losses      Value
                                         ----------   ---------   --------   ----------
                                                     (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...........   $   10,206     $   223     $    1   $   10,428
Obligations of states and political
  subdivisions........................    1,179,043      78,003        933    1,256,113
Public utilities......................          881          55         --          936
Corporate securities..................       12,839         336         14       13,161
Redeemable preferred stock............       42,471       2,034        235       44,270
                                         ----------     -------     ------   ----------
     Totals...........................   $1,245,440     $80,651     $1,183   $1,324,908
                                         ==========     =======     ======   ==========

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1997 are as follows:

                                                        Gross      Gross     Estimated
                                         Amortized  Unrealized  Unrealized     Market
                                            Cost        Gains      Losses      Value
                                         ----------   ---------   --------   ----------
                                                     (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...........   $   19,700     $   123     $   16  $    19,807
Obligations of states and political
  subdivisions........................    1,021,259      64,908        554    1,085,613
Public utilities......................       11,383         151          5       11,529
Corporate securities..................       19,013         324         11       19,326
Redeemable preferred stock............       76,239       3,212        740       78,711
                                         ----------     -------     ------   ----------
     Totals...........................   $1,147,594     $68,718     $1,326   $1,214,986
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

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(2) Investments and Investment Income (Continued)

At December 31, 1998 bond holdings rated below investment grade totaled
approximately 1% of total investments.   The average Standard and Poor's rating
of the bond portfolio is AA-.

The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                     Amortized       Market
                                                       Cost          Value
                                                   -------------   ----------
                                                     (Amounts in thousands)
                                                   --------------------------
Fixed maturities available for sale:
   Due in one year or less .....................   $    4,671      $    4,774
   Due after one year through five years........       39,201          40,647
   Due after five years through ten years.......       66,971          70,750
   Due after ten years..........................    1,134,597       1,208,737
                                                   ----------      ----------
                                                   $1,245,440      $1,324,908
                                                   ==========      ==========


   The Company utilizes repurchase agreements for investing funds overnight. All repurchase agreements utilized require U.S. Treasury securities or obligations of U.S. government corporations or agencies as collateral.

(3) Fixed Assets

   A summary of fixed assets follows:

                                                             December 31,
                                                        (Amounts in thousands)
                                                       -------------------------
                                                         1998            1997
                                                       --------       ----------
             Land................................       $ 6,084        $  6,084
             Buildings..........................         22,461          21,802
             Furniture and equipment............         33,120          27,819
             Leasehold improvements.............            410             391
                                                       --------        --------
                                                         62,075          56,096
             Less accumulated depreciation......        (30,174)        (25,603)
                                                       --------        --------
              Net fixed assets..................       $ 31,901        $ 30,493
                                                       ========        ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997


(4)  Deferred Policy Acquisition Costs

   Policy acquisition costs incurred and amortized to income are as follows:

                                                     Years ended December 31,
                                                      (Amounts in thousands)
                                             ---------------------------------------
                                                 1998           1997         1996
                                             -----------     ----------   ----------
Balance, beginning of year.................  $  57,264       $  46,783    $  33,809
DAC acquired in purchase of AFI...........          --              --        5,850
Costs deferred during the year.............    257,275         235,364      167,143
Amortization charged to expense............   (252,592)       (224,883)    (160,019)
                                             ---------       ---------    ---------
Balance, end of year.......................  $  61,947       $  57,264    $  46,783
                                             =========       =========    =========

(5)  Notes Payable

   Notes payable at December 31, 1998 consist of two revolving credit facilities with a consortium of banks. A November 21, 1996 credit facility provides for an aggregate commitment of $75 million, of which $75 million has been drawn and is outstanding. The $75 million notes are due November 21, 2001. This due date may be extended annually for additional periods of one year to maintain the three-year maturity date. The other outstanding debt consists of a 364 day $100 million line of credit dated October 31, 1998. The outstanding draw on this line of credit is $3 million and is due on October 31, 1999.

   The $75 million and $100 million credit facilities are subject to a commitment fee on the undrawn balances of 0.15% and 0.12%, respectively. In addition, the $100 million credit facility imposes a utilization fee of 0.05% on the outstanding debt of both lines of credit if the aggregate principal outstanding balance of both lines of credit exceeds 66 2/3% of the sum of the aggregate commitments. For both debts, the interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York prime rate or the Eurodollar London Interbank rate (LIBOR). Based on the rates effective through February 22, 1999, the net interest cost on the loans at December 31, 1998 is approximately 5.65%.

   The terms of the loan agreements include certain affirmative and negative covenants, all of which are met by the Company at December 31, 1998.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

 (6)  Income Taxes

   The Company and its subsidiaries file a consolidated Federal income tax return.

   The provision for income tax expense (benefit) consists of the following components:

                                                                         Year ended December 31,
                                                                         (Amounts in thousands)
                                                                  -----------------------------------
                                                                    1998         1997         1996
                                                                  --------     --------     --------
   Federal
       Current..............................................      $  7,237     $ 54,447     $ 31,880
       Deferred.............................................           190       (1,265)      (1,139)
                                                                  --------     --------     --------
                                                                  $ 57,427     $ 53,182     $ 30,741
                                                                  ========     ========     ========
   State
       Current..............................................      $    327     $    291     $     85
       Deferred.............................................            --           --           --
                                                                  --------     --------     --------
                                                                  $    327     $    291     $     85
                                                                  ========     ========     ========
   Total
       Current..............................................      $ 57,564     $ 54,738     $ 31,965
       Deferred.............................................           190       (1,265)      (1,139)
                                                                  --------     --------     --------
           Total............................................      $ 57,754     $ 53,473     $ 30,826
                                                                  ========     ========     ========

   The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                                       Year ended December 31,
                                                                        (Amounts in thousands)
                                                                  --------------------------------
                                                                     1998        1997         1996
                                                                  --------     --------     --------
Computed tax expense at 35% ................................      $ 82,348     $ 73,423     $ 47,807
Tax-exempt interest income..................................       (22,547)     (19,188)     (15,626)
Dividends received deduction................................        (5,437)      (5,389)      (4,949)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after
 August 7, 1986.............................................         4,245        3,640        2,974
Other, net..................................................          (855)         987          620
                                                                  --------     --------     --------
     Income tax expense ....................................      $ 57,754     $ 53,473     $ 30,826
                                                                  ========     ========     ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(6)  Income Taxes (Continued)

   The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                                                            December 31,
                                                                                       (Amounts in thousands)
                                                                                   ------------------------------
                                                                                     1998       1997       1996
                                                                                   --------   --------   --------
Deferred tax assets
    Discounting of loss reserves and salvage
     and subrogation recoverable for tax
     purposes...................................................................  $  6,732   $  6,930   $  6,123
    Other deferred tax assets...................................................     1,389      1,085      1,358
                                                                                  --------   --------   --------
      Total gross deferred tax assets...........................................     8,121      8,015      7,481
       Less valuation allowance.................................................        --         --         --
                                                                                  --------   --------   --------
       Net deferred tax assets..................................................     8,121      8,015      7,481
                                                                                  --------   --------   --------

Deferred tax liabilities
    Tax liability on net unrealized gain on
     securities carried at market value.........................................   (27,567)   (24,840)   (10,207)
    Tax depreciation in excess of book
     depreciation...............................................................    (1,545)    (1,467)    (1,270)
    Accretion on bonds..........................................................    (1,467)    (1,061)      (784)
    Other deferred tax liabilities..............................................      (181)      (369)    (1,569)
                                                                                  --------   --------   --------
       Total gross deferred tax liabilities.....................................   (30,760)   (27,737)   (13,830)
                                                                                  --------   --------   --------
       Net deferred tax liabilities.............................................  $(22,639)  $(19,722)  $ (6,349)
                                                                                  ========   ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(7)  Reserves for Losses and Loss Adjustment Expenses

     Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

                                                         Year ended December 31,
                                                         (Amounts in thousands)
                                                      ------------------------------
                                                        1998        1997       1996
                                                      --------    --------   -------
    Gross reserves for losses and loss
     adjustment expenses at beginning of year........$409,061     $336,685    $253,546
    Less reinsurance recoverable..................... (22,791)     (24,931)     (2,556)
                                                     --------     --------    --------
    Net reserves, beginning of year.................. 386,270      311,754     250,990

    Reserves acquired in purchase of AMI.............      --           --      24,231

    Incurred losses and loss adjustment expenses
     related to:
        Current year................................. 693,877      641,911     505,726
        Prior years..................................  (9,409)      12,818      (3,868)
                                                     --------     --------    --------
    Total incurred losses and loss adjustment
     expenses........................................ 684,468      654,729     501,858
                                                     --------     --------    --------

    Loss and loss adjustment expense payments
     related to:
        Current year................................. 437,612      373,823     298,099
        Prior years.................................. 247,310      206,390     167,226
                                                     --------     --------    --------
    Total payments................................... 684,922      580,213     465,325
                                                     --------     --------    --------

    Net reserves for losses and loss adjustment
     expenses at end of year.........................  385,816     386,270     311,754
    Reinsurance recoverable..........................   20,160      22,791      24,931
                                                      --------    --------    --------
    Gross reserves, end of year...................... $405,976    $409,061    $336,685
                                                      ========    ========    ========

   Decreases in incurred losses relating to 1998 and 1996 reflects the favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends.

   Increase in incurred losses in 1997 relating to prior years reflects increases in the Company's estimates for loss adjustment expenses.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(8)  Acquisition of American Fidelity Insurance Company

   Effective November 30, 1996 the Company acquired all of the issued and outstanding common stock of American Mercury Insurance Company, formerly American Fidelity Insurance Company, including its subsidiaries as described in
Note 1, for $35.0 million. The acquisition was paid for in cash with funds raised by increasing the Company's notes payable under the bank credit agreement discussed in Note 5. On December 30, 1996 the Company contributed an additional $15.0 million to AMI. The acquisition was accounted for using the purchase method and resulted in a minimal amount of goodwill. The purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

   AMI writes property and casualty insurance, primarily in Oklahoma and Texas, where the companies are domiciled. Its primary lines are automobile and mechanical breakdown insurance. The results of operations for the month of December 1996 and all of 1997 and 1998, with the exception of Cimarron, which is discussed in Note 9, are included in the consolidated financial statements of the Company.

   The following unaudited proforma consolidated results of operations show 1996 results, as though the acquisition occurred on January 1, 1996 (Amounts in thousands except per share date):

                Revenues                                  $891,243
                Pretax operating income                   $136,912
                Income before income taxes                $133,691
                Basic earnings per share                  $   1.89
                Diluted earnings per share                $   1.88

(9)  Sale of Subsidiary

   In June 1998, the Company sold its 100% interest in Cimarron Insurance Company for $11.1 million in cash. The Company realized a pre-tax gain of approximately $2.6 million on this transaction.

   Cimarron ceased writing new business in 1997 and all renewal business was underwritten and retained by American Mercury Insurance Company. The consolidated results for 1998 include $0.2 million of revenue and $0.1 million of net income from the operations of Cimarron up the sale date of June 5, 1998.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(10)  Dividend Restrictions

   The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 1999, the direct insurance subsidiaries of the Company are permitted to pay approximately $98 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends.

(11)  Statutory Balances and Accounting Practices

   The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1998, there were no material permitted statutory accounting practices utilized by the Insurance Companies. During 1998, the NAIC approved the codification of statutory accounting practices. Codification will become effective in the year 2001 if it is adopted by the states. If adopted, it will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

   The Insurance Companies' statutory net income, as reported to regulatory authorities, was $173,473,000, $147,255,000, and $97,979,000 for the years ended
December 31, 1998, 1997 and 1996, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 1998 and 1997 was $767,223,000 and $679,359,000, respectively.

   The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1998 according to the formula issued by the NAIC. Each of the companies' policyholders' surplus exceeded the highest level of minimum required capital.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(12) Commitments and Contingencies

   The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2008. Total rent expense under these lease agreements, all of which are operating leases, was $2,074,000, $1,885,000 and $1,583,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Mercury Casualty Company will receive minimum future rentals on various noncancellable operating leases on a building in Brea, California. The annual rental commitments, expressed in thousands, are shown as follows:

                                       Rent          Rent
             Year                     Expense       Income
             ----                     -------       ------
             1999.................... $3,059      $  (295)
             2000.................... $2,758      $  (100)
             2001.................... $2,329      $    --
             2002.................... $1,642      $    --
             2003............         $  952      $    --
             Thereafter.............. $4,670      $    --

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

(13)  Profit Sharing Plan

   The Company, at the option of the Board of Directors, may make annual con-tributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,100,000 for the plan year ended December 31, 1998 and $1,000,000 for each plan year ended December 31, 1997 and 1996.

   The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 1998 and 1997

(13) Profit Sharing Plan (Continued)

contributions, at a rate set by the Board of Directors, totaled $1,648,000, $1,349,000, and $955,000 for the plan years ended December 31, 1998, 1997 and 1996.

   Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP, which was $5,000,000, $2,000,000 and $3,000,000 at December 31, 1998, 1997 and 1996, respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $970,000, $5,368,000 and $1,509,000 in 1998, 1997 and 1996, respectively. The ESOP shares as of December 31 were as follows:

                                                    1998      1997
                                                    ----      ----
     Allocated shares                                --       193,200
     Shares committed-to-be released               23,000     128,800
     Unreleased shares                             92,000       --
                                               ----------     -------
     Total ESOP shares                            115,000     322,000
                                               ==========     =======
     Market value of unreleased shares at
      December 31,                             $4,031,000       --
                                               ==========     =======

(14)  Common Stock

   In September 1997, the common stock of the Company was split two-for-one. All share information has been adjusted accordingly.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

                           December 31, 1998 and 1997

(14)  Common Stock (Continued)

   The Company adopted a stock option plan in October 1985 (the "1985 Plan") under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

   In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the Company's 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 1998 no awards other than options have been granted.

   As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $454,000, $363,000 and $295,000 in 1998, 1997 and 1996, respectively, and earnings per share (basic and diluted) would have been reduced by .01 in 1998, would have remained the same in 1997, and been reduced by .01 (basic and diluted) in 1996. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 2.0 percent for all years, expected volatility of 32.7 percent in 1998 and 30 percent for 1997 and 1996 and expected lives of 7 years for all years. The risk-free interest rates used were 5.4 percent for the options granted during 1998, 6.4 percent for the options granted during 1997 and 5.5 and
6.4 percent for the options granted during 1996.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

                           December 31, 1998 and 1997

(14)  Common Stock (Continued)

   A summary of the status of the Company's plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                  1998                   1997                  1996
                                          --------------------   --------------------   --------------------
                                                      Weighted               Weighted               Weighted
                                                      Average                Average                Average
                                                      Exercise               Exercise               Exercise
                                           Shares      Price      Shares      Price      Shares      Price
                                          ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year           629,621     $16.269    717,350     $14.452    724,650     $12.117
Granted during the year                     73,000      45.385     45,000      27.406    120,000      23.078
Exercised during the year                 (144,475)     10.329   (116,729)      8.553   (122,500)      7.713
Canceled or expired                        (19,000)     51.484    (16,000)     21.750     (4,800)     13.500
                                          --------               --------               --------
Outstanding at end of year                 539,146      20.575    629,621      16.269    717,350      14.452
                                          ========               ========               ========

Options exercisable at year-end            265,146                277,021                268,150

Weighted-average fair value of
 options granted during the year          $  16.37                $  9.91                 $ 8.11

The following table summarizes information regarding the stock options outstanding at December 31, 1998:


                         Number        Weighted Avg.    Weighted Avg.     Number      Weighted Avg.
Range of               Outstanding      Remaining         Exercise      Exercisable     Exercise
Exercise Prices        at 12/31/98   Contractual Life       Price       at 12/31/98       Price
--------------------   -----------   ----------------   -------------   -----------   -------------
$15.00 to 15.9375      346,846             5.75            $15.451        222,846        $15.399
$21.75 to 27.40063     138,300             7.55             24.577         42,300         23.919
$42.3091 to 44.8209     54,000             9.69             43.239            --             --
                       -------                                            -------
$15.00 to 44.8209      539,146             6.61             20.575        265,146         16.758
                       =======                                            =======

(15)  Earnings Per Share

   A reconciliation of the numerator and denominator, adjusted for a two-for-one stock split effective September 1997, used in the basic and diluted earnings per share calculation is presented below:

                                        1998                           1997                            1996
                           ----------------------------  --------------------------------   --------------------------------
                           (000's)    (000's)             (000's)     (000's)                (000's)    (000's)
                                     Weighted                        Weighted                           Weighted
                           Income     Shares              Income     Shares                   Income    Shares
                          (Numera-   (Denomi-  Per-Share  (Numera-  (Denomi-  Per-Share      (Numera-  (Denomi-    Per-Share
                            tor)      nator)    Amount      tor)      nator)     Amount        tor)      nator)      Amount
                          ---------   -------   ------   ---------   -------   ----------   ----------   --------   ---------
Basic EPS
---------
Income available to
 common stockholders      $177,526    55,003     $3.23   $156,306    54,997       $2.84       $105,764     54,794      $1.93

Effect of dilutive
 securities
     Options                  --         351                 --         386                       --          304

Diluted EPS
-----------
Income available to
 common stockholders
 after assumed
 conversions              $177,526    55,354     $3.21   $156,306    55,383       $2.82       $105,764     55,098    $1.92
                          ========    ======     =====   ========    ======       =====       ========     ======    =====

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

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Item 11.  Executive Compensation
          ----------------------

Item 12.  Security ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   Information regarding executive officers of the Company is included in Part
I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

   (a) The following documents are filed as a part of this report:

   1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 1998 are contained herein as listed in the Index to Consolidated Financial Statements on page 34.

   2.  Financial Statement Schedules:

                                     Title
                                     -----

   Independent Auditors' Report on Financial Statement Schedules
   Schedule I -- Summary of Investments -- Other than Investments in Related Parties
   Schedule II -- Condensed Financial Information of Registrant

   Schedule IV -- Reinsurance

   All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

   3.  Exhibits:

        3.1&&   Articles of Incorporation of the Company, as amended to date.
        3.2@@   By-laws of the Company, as amended to date.
        4.1*    Shareholders' Agreement dated as of October 7, 1985 among the
                Company, George Joseph and Gloria Joseph.
       10.1&&   Form of Agency Contract.
       10.2#    Management Agreement, as amended, effective July 1, 1992, among the Company, Mercury Casualty Company, Mercury Insurance Company
                and California Automobile Insurance Company.
       10.3##   Profit Sharing Plan, as Amended and Restated as of March 11,
                1994.
       10.4##   ESOP Feature Trust Agreement between the Company and Wells Fargo
                Bank, N.A., as Trustee, effective March 1, 1994.
       10.5##   ESOP Loan Agreement between Union Bank and Wells Fargo Bank,
                N.A., as Trustee, of the Mercury General Corporation ESOP
                Feature Trust dated as of March 11, 1994.
       10.6##   Continuing Guaranty, dated as of March 11, 1994, executed by
                Mercury General Corporation in favor of Union Bank.
       10.7**   Amendment 1994-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.8**   Amendment 1994-II to the Mercury General Corporation Profit
                Sharing Plan.
       10.9&    Amendment 1996-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.10&   Amendment 1997-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.11&&  Amendment 1998-I to the Mercury General Corporation Profit
                Sharing Plan.
       10.12&   Revolving Credit Agreement by and among Mercury General
                Corporation, the Lenders Party Thereto and The Bank of New York,
                as Agent dated as of November 21, 1996.
       10.13**  Property Per Risk Excess of Loss Reinsurance Agreement between
                National Reinsurance Corporation and Mercury Casualty Company,
                effective April 1, 1995.
       10.14**  Endorsement No. 1 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.15@@  Endorsement No. 2 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.16@@  Endorsement No. 3 to the Property Per Risk Excess of Loss
                Agreement effective April 1, 1995.
       10.17&&  Property Excess Catastrophe Reinsurance Agreement effective
                September 1, 1996.
       10.18@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Illinois.
       10.19@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Indemnity Company of Illinois.
       10.20@@  Management Agreement effective January 1, 1995 between the
                Company and Mercury Insurance Company of Georgia.
       10.21@@  Management Agreement effective January 1, 1995 between the

                Company and Mercury Indemnity Company of Georgia.
       10.22@   The 1995 Equity Participation Plan.
       10.23&   Stock Purchase Agreement between Mercury General Corporation as
                Purchaser and AFC as Seller dated November 15, 1996.
       10.24&&  Management Agreement effective January 1, 1997 between the
                Company and American Mercury Insurance Company, AFI Management
                Co., Inc. and Cimarron Insurance Company.
       10.25    Amendment to Revolving Credit Agreement by and among Mercury
                General Corporation, the Lender Party thereto and The Bank of
                New York, as Agent, dated as of November 21, 1996.
       10.26    Revolving Credit Agreement by and among Mercury General
                Corporation, the Lender Party thereto and The Bank of New York, as Agent, dated as of October 30, 1998.
       21.1     Subsidiaries of the Company.
       23.1     Accountants' Consent.
       27.1     Financial Data Schedule

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

&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

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

March 8, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                        Date
      ---------                       -----                        ----
                                 Chief Executive Officer
                                          and
                                   Chairman of the Board
    GEORGE JOSEPH                (Principal Executive Officer)  March 8, 1999
-----------------------------
    George Joseph

                                   Vice President and
                                 Chief Financial Officer
    GABRIEL TIRADOR             (Principal Financial Officer)   March 8, 1999
-----------------------------
    Gabriel Tirador


    NATHAN BESSIN                       Director                March 8, 1999
--------------------------
    Nathan Bessin


    BRUCE A. BUNNER                     Director                March 8, 1999
--------------------------
    Bruce A. Bunner


    MICHAEL D. CURTIUS                  Director                March 8, 1999
--------------------------
    Michael D. Curtius

        Signature                          Title                Date
        ---------                          -----                ----


   RICHARD E. GRAYSON                    Director            March 8, 1999
-------------------------
   Richard E. Grayson


     GLORIA JOSEPH                       Director            March 8, 1999
------------------------
     Gloria Joseph


    CHARLES MCCLUNG                      Director            March 8, 1999
------------------------
    Charles McClung


    DONALD P. NEWELL                     Director            March 8, 1999
------------------------
    Donald P. Newell


  DONALD R. SPUEHLER                     Director            March 8, 1999
------------------------
  Donald R. Spuehler

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Mercury General Corporation:


   Under date of February 12, 1999, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                KPMG LLP



Los Angeles, California
February 12, 1999

                                                            SCHEDULE I

                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1998

                              Amounts in Thousands

                                                                             Amount at
                                                                            which shown
                                                                              in the
Type of Investment                                  Cost        Value      balance sheet
------------------                               ----------   ----------   -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.........................   $   10,206   $   10,428      $   10,428
      States, Municipalities..................    1,179,043    1,256,113       1,256,113
      Public utilities........................          881          936             936
      All other corporate bonds...............       12,839       13,161          13,161
    Redeemable preferred stock................       42,471       44,270          44,270
                                                 ----------   ----------      ----------

      Total fixed maturities available for
        sale..................................    1,245,440    1,324,908       1,324,908
                                                 ----------   ----------      ----------

Equity securities:
    Common stocks:
      Public utilities........................       38,260       40,650          40,650
      Banks, trust and insurance companies....        1,666        1,813           1,813
      Industrial, Miscellaneous and
       all other..............................        5,233        5,372           5,372
    Nonredeemable preferred stocks............      175,290      171,910         171,910
                                                 ----------   ----------      ----------

      Total equity securities available for
        sale..................................      220,449      219,745         219,745
                                                 ----------   ----------      ----------

Short-term investments........................       45,992                       45,992
                                                 ----------                   ----------

     Total investments.....................      $1,511,881                   $1,590,645
                                                 ==========                   ==========

                                                                      SCHEDULE I

                          MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1997

                              Amounts in Thousands

                                                                             Amount at
                                                                            which shown
                                                                              in the
Type of Investment                                  Cost        Value      balance sheet
------------------                               ----------   ----------   -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.........................   $   19,700   $   19,807      $   19,807
      States, Municipalities..................    1,021,259    1,085,614       1,085,614
      Public utilities........................       11,383       11,529          11,529
      All other corporate bonds...............       19,013       19,326          19,326
    Redeemable preferred stock................       76,239       78,710          78,710
                                                 ----------   ----------      ----------

      Total fixed maturities available for
        sale..................................    1,147,594    1,214,986       1,214,986
                                                 ----------   ----------      ----------

Equity securities:
    Common stocks:
      Public utilities........................       25,020       29,144          29,144
      Banks, trust and insurance companies....          567          552             552
      Industrial, Miscellaneous and
       all other..............................        1,962        1,980           1,980
    Nonredeemable preferred stocks............      142,394      141,846         141,846
                                                 ----------   ----------      ----------

      Total equity securities available for
        sale..................................      169,943      173,522         173,522
                                                 ----------   ----------      ----------

Short-term investments........................       59,740                       59,740
                                                 ----------                   ----------

     Total investments........................   $1,377,277                   $1,448,248
                                                 ==========                   ==========

                                                            SCHEDULE II
                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                              Amounts in thousands

                                     ASSETS

                                                         1998            1997
                                                      ---------        --------
Investments:
 Fixed maturities available for sale (amortized
  cost $1,002 in 1998 and $2,914 in 1997).........   $      980        $  2,888
 Equity securities, available for sale (cost
  $22,885 in 1998 and $28,398 in 1997)............       22,274          28,555
 Short-term cash investments......................        9,189           6,705
 Investment in subsidiaries.......................      979,695         849,608
                                                     ----------        --------
   Total investments..............................    1,012,138         887,756

Amounts due from affiliates.......................        8,544           5,452
Income taxes......................................        3,693           3,144
Other assets......................................        1,963           1,863
                                                     ----------        --------
                                                     $1,026,338        $898,215
                                                     ==========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable.....................................      $78,000        $ 75,000
Accounts payable and accrued expenses..............      22,353          18,594
Other liabilities..................................       8,610           5,029
                                                     ----------        --------
       Total liabilities...........................     108,963          98,623
                                                     ----------        --------
Shareholders' equity:
    Common stock...................................      48,830          47,412
    Accumulated other comprehensive income.........      51,196          46,131
    Unearned ESOP compensation.....................      (4,000)           --
    Retained earnings..............................     821,349         706,049
                                                     ----------        --------
              Total shareholders' equity...........     917,375         799,592
                                                     ----------        --------
                                                     $1,026,338        $898,215
                                                     ==========        ========

                  See notes to condensed financial information

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                      Three years ended December 31, 1998

                              Amounts in thousands

                                                        1998        1997           1996
                                                        ----        ----           ----
Revenues:
  Net investment income.........................    $  1,956       $  2,139       $  1,489
  Management fee income from subsidiaries.......     186,387        162,352        118,657
  Other.........................................          94            --               8
                                                    --------       --------       --------
      Total revenues............................     188,437        164,491        120,154
                                                                   --------       --------
Expenses:
  Loss adjustment expenses......................     115,242        102,889         79,934
  Policy acquisition costs......................      33,550         31,543         20,345
  Other operating expenses......................      38,815         28,454         19,336
  Interest......................................       4,839          4,972          2,004
                                                    --------       --------       --------

      Total expenses............................     192,446        167,858        121,619
                                                    --------       --------       --------
  Loss before income taxes and equity in net
   income of subsidiaries.......................      (4,009)        (3,367)        (1,465)

Income tax benefit..............................      (2,010)          (528)          (536)
                                                    --------       --------       --------
  Loss before equity in net income
   of subsidiaries..............................      (1,999)        (2,839)          (929)

Equity in net income of subsidiaries............     179,525        159,145        106,693
                                                    --------       --------       --------
      Net income................................    $177,526       $156,306       $105,764
                                                    ========       ========       ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                      Three Years ended December 31, 1998

                              Amounts in thousands

                                                       1998         1997        1996
                                                    ---------    ---------   ----------
Cash flows from operating activities:
  Net cash provided from operating activities......  $ 52,908    $ 40,097    $ 32,510

Cash flows from investing activities:
  Acquisition of American Mercury Insurance
   Company.........................................      --          --       (34,991)
  Capital contribution to subsidiaries.............      --          --       (15,000)
  Fixed maturities, at market:
    Purchases......................................    (2,700)     (3,556)       (807)
    Sales..........................................     3,849       2,398         475
    Calls or maturities............................       731       1,234       1,072
  Equity securities:
    Purchases......................................   (75,180)    (71,446)    (47,597)
    Sales..........................................    79,852      59,786      42,934
    Calls..........................................       222         358        --
  (Increase) decrease in short term cash
  investments, net.................................    (2,484)      1,385      (3,344)
  Other, net.......................................      --          --          --
                                                        ------    --------    --------
      Net cash provided by (used) in investing
       activities..................................     4,290      (9,841)    (57,258)

Cash flows from financing activities:
  Additions to notes payable.......................     3,000        --        75,000

  Principal payments on notes payable..............      --          --       (25,000)

  Payment of AMI indemnification holdback..........                (1,750)       --
  Dividends paid to shareholders...................   (38,452)    (31,879)    (26,291)
  Purchase and retirement of common stock..........   (24,291)       --          --
  Stock options exercised..........................     1,964       1,400       1,324
                                                        ------    --------    --------
     Net cash provided by (used) in financing
      activities...................................   (57,779)    (32,229)     25,033

Net increase (decrease) in cash....................      (581)     (1,973)        285
Cash:
  Beginning of the year............................    (3,029)     (1,056)     (1,340)
                                                        ------    --------    --------
  End of the year .................................  $ (3,610)   $ (3,029)   $ (1,055)
                                                      =======     ========    ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                           December 31, 1998 and 1997

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

Dividends Received From Subsidiaries

   Dividends of $55,000,000, $33,500,000, and $27,700,000 were received by the
Company from its wholly-owned subsidiaries in 1998, 1997 and 1996, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

   At December 31, 1998 and 1997, the Company had cash overdrafts of $3,610,000 and $3,029,000, respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                          MERCURY GENERAL CORPORATION

                                  REINSURANCE

                      Three years ended December 31, 1998

                             Amounts in thousands

                                              Ceded to
                                     Gross      other                  Net
                                     amount   companies   Assumed     amount
                                     ------   ---------  ---------    ------
Property and Liability insurance
   1998......................... $1,130,597   $14,352     $5,339    $1,121,584
   1997......................... $1,055,114   $24,241     $  407    $1,031,280
   1996......................... $  757,447   $ 3,138     $  415    $  754,724

                                 EXHIBIT INDEX

        3.1&&      Articles of Incorporation of the Company, as amended to date.
        3.2@@      By-laws of the Company, as amended to date.
        4.1*       Shareholders' Agreement dated as of October 7, 1985 among the
                   Company, George Joseph and Gloria Joseph.
       10.1&&      Form of Agency Contract.
       10.2#       Management Agreement, as amended, effective July 1, 1992,
                   among the Company, Mercury Casualty Company, Mercury
                   Insurance Company and California Automobile Insurance
                   Company.
       10.3##      Profit Sharing Plan, as Amended and Restated as of March 11,
                   1994.
       10.4##      ESOP Feature Trust Agreement between the Company and Wells
                   Fargo Bank, N.A., as Trustee, effective March 1, 1994.
       10.5##      ESOP Loan Agreement between Union Bank and Wells Fargo Bank,
                   N.A., as Trustee, of the Mercury General Corporation ESOP
                   Feature Trust dated as of March 11, 1994.
       10.6##      Continuing Guaranty, dated as of March 11, 1994, executed by
                   Mercury General Corporation in favor of Union Bank.
       10.7**      Amendment 1994-I to the Mercury General Corporation Profit
                   Sharing Plan.
       10.8**      Amendment 1994-II to the Mercury General Corporation Profit
                   Sharing Plan.
       10.9&       Amendment 1996-I to the Mercury General Corporation Profit
                   Sharing Plan.
       10.10&      Amendment 1997-I to the Mercury General Corporation Profit
                   Sharing Plan.
       10.11&&     Amendment 1998-I to the Mercury General Corporation Profit
                   Sharing Plan.
       10.12&      Revolving Credit Agreement by and among Mercury General
                   Corporation, the Lenders Party Thereto and The Bank of New
                   York, as Agent dated as of November 21, 1996.
       10.13**     Property Per Risk Excess of Loss Reinsurance Agreement
                   between National Reinsurance Corporation and Mercury Casualty
                   Company, effective April 1, 1995.
       10.14**     Endorsement No. 1 to the Property Per Risk Excess of Loss
                   Agreement effective April 1, 1995.
       10.15@@     Endorsement No. 2 to the Property Per Risk Excess of Loss
                   Agreement effective April 1, 1995.
       10.16@@     Endorsement No. 3 to the Property Per Risk Excess of Loss
                   Agreement effective April 1, 1995.
       10.17&&     Property Excess Catastrophe Reinsurance Agreement effective
                   September 1, 1996.
       10.18@@     Management Agreement effective January 1, 1995 between the
                   Company and Mercury Insurance Company of Illinois.
       10.19@@     Management Agreement effective January 1, 1995 between the
                   Company and Mercury Indemnity Company of Illinois.
       10.20@@     Management Agreement effective January 1, 1995 between the
                   Company and Mercury Insurance Company of Georgia.
       10.21@@     Management Agreement effective January 1, 1995 between the

                   Company and Mercury Indemnity Company of Georgia.
       10.22@      The 1995 Equity Participation Plan.
       10.23&      Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.
       10.24&&     Management Agreement effective January 1, 1997 between the
                   Company and American Mercury Insurance Company, AFI
                   Management Co., Inc. and Cimarron Insurance Company.
       10.25       Amendment to Revolving Credit Agreement by and among Mercury
                   General Corporation, the Lender Party thereto and The Bank of
                   New York, as Agent, dated as of November 21, 1996.
       10.26       Revolving Credit Agreement by and among Mercury General
                   Corporation, the Lender Party thereto and The Bank of New
                   York, as Agent, dated as of October 30, 1998.
       21.1        Subsidiaries of the Company.
       23.1        Accountants' Consent.
       27.1        Financial Data Schedule.

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

&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

    (b) Reports on Form 8-K:
        None