Form 10-Q
period 1999-03-31
MERCURY GENERAL CORP
filed 1999-05-11
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended March 31, 1999           Commission File No. 0-3681

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

  At May 7, 1999, the Registrant had issued and outstanding an aggregate of 54,701,009 shares of its Common Stock.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S

                                                             March 31,   December 31,
                                                               1999          1998
                                                             ---------   ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,258,531 in 1999 and $1,245,440 in 1998)............  $1,331,389     $1,324,908
   Equity securities available for sale (cost $241,154
    in 1999 and $220,449 in 1998).........................     232,472        219,745
   Short-term cash investments, at cost, which approxi-
    mates market..........................................      57,046         45,992
                                                            ----------     ----------
            Total investments...........................     1,620,907      1,590,645
Cash......................................................       4,203          1,887
Receivables:
   Premiums receivable....................................     114,150        107,950
   Premium notes..........................................      13,903         13,739
   Accrued investment income..............................      21,047         22,356
   Other..................................................      22,927         24,884
                                                            ----------     ----------
                                                               172,027        168,929
Deferred policy acquisition costs.........................      63,828         61,947
Fixed assets, net.........................................      33,429         31,901
Current income taxes recoverable..........................        -0-           5,895
Other assets..............................................      15,091         15,821
                                                            ----------     ----------
            Total assets................................    $1,909,485     $1,877,025
                                                            ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................    $403,481     $405,976
Unearned premiums..........................................     337,566      327,129
Notes payable..............................................      78,000       78,000
Loss drafts payable........................................      39,977       38,433
Accounts payable and accrued expenses......................      51,176       53,196
Current income taxes.......................................       6,700         -0-
Deferred income taxes......................................      17,391       22,639
Other liabilities..........................................      38,475       34,277
                                                               --------     --------
            Total liabilities..............................     972,766      959,650
                                                               --------     --------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,686,438 shares in 1999 and 54,684,438 shares in
     1998..................................................      48,826       48,830
   Accumulated other comprehensive income..................      41,715       51,196
   Unearned ESOP compensation..............................      (3,750)      (4,000)
   Retained earnings.......................................     849,928      821,349
                                                             ----------  -----------
            Total shareholders' equity.....................     936,719      917,375
                                                             ----------  -----------
   Commitments and contingencies...........................
                                                             $1,909,485  $1,877,025
                                                             ==========  ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                       Three Months Ended March 31, 1999

             Amounts expressed in thousands, except per share data

                                                            1999       1998
                                                          --------   --------
Revenues:
      Earned premiums                                     $290,518   $274,454
      Net investment income                                 23,988     23,867
      Net realized investment gains                             59      1,824
      Other                                                  1,168      1,087
                                                          --------   --------

            Total revenues                                 315,733    301,232
                                                          --------   --------

Expenses:
      Incurred losses                                      182,845    161,351
      Policy acquisition costs                              66,114     59,630
      Other operating expenses                              13,098      8,941
      Interest                                               1,192      1,203
                                                          --------   --------

            Total expenses                                 263,249    231,125
                                                          --------   --------

      Income before income taxes                            52,484     70,107

Income taxes                                                12,440     18,693
                                                          --------   --------

      Net income                                          $ 40,044   $ 51,414
                                                          ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,595,382 in 1999 and 55,156,013 in 1998)               $   0.73   $   0.93
                                                          ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted
 average shares 54,838,156 in 1999 and 55,557,730 in
 1998)                                                    $   0.73   $   0.93
                                                          ========   ========

Dividends declared per share                              $  0.210   $  0.175
                                                          ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                       Three Months Ended March 31, 1999

                         Amounts expressed in thousands

                                                              1999        1998
                                                            ---------   ---------
Net income                                                  $ 40,044     $51,414

Other comprehensive loss, before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during
       period                                                (13,673)        166
      Less: reclassification adjustment for net gains
       included in net income                                   (913)       (845)
                                                            --------     -------
            Other comprehensive loss, before tax             (14,586)       (679)

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period                 (4,786)         58
Income tax benefit related to reclassification
 adjustment for net gains included in net income                (319)       (296)
                                                            --------     -------

Comprehensive income, net of tax                            $ 30,563     $50,973
                                                            ========     =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                          THREE MONTHS ENDED MARCH 31

                         Amounts expressed in thousands

                                                                   1999        1998
                                                                ----------   ---------
Cash flows from operating activities:
   Net income                                                    $ 40,044    $ 51,414
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Decrease in unpaid losses and loss adjustment
       expenses                                                    (2,495)     (4,672)
      Increase in unearned premiums                                10,437      13,066
      Increase in premium notes receivable                           (164)       (293)
      Increase in premiums receivable                              (6,200)     (7,785)
      Increase in deferred policy acquisition costs                (1,881)     (2,845)
      Increase in loss drafts payable                               1,544       3,493
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                            12,453      15,008
      Decrease in accounts payable and accrued expenses            (2,020)     (7,700)
      Depreciation                                                  1,426       1,335
      Net realized investment gains                                   (59)     (1,824)
      Bond accretion, net                                          (1,048)       (829)
      Other, net                                                    9,377       9,735
                                                                 --------    --------
            Net cash provided from operating activities            61,414      68,103

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                 (37,201)   (103,610)
        Sales                                                      12,378      51,097
        Calls or maturities                                        12,827      18,096
      Equity securities available for sale:
        Purchases                                                (195,609)   (248,852)
        Sales                                                     174,916     238,396
      Increase in short-term cash investments, net                (11,054)     (9,493)
      Purchase of fixed assets                                     (3,055)     (1,152)
      Sale of fixed assets                                            134          88
                                                                 --------    --------
            Net cash used in investing activities                $(46,664)   $(55,430)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                             1999        1998
                                                           ---------   --------
Cash flows from financing activities:
   Dividends paid to shareholders                          $(11,464)   $(9,663)
   Proceeds from stock options exercised                         30        857
   Net decrease in ESOP loan                                 (1,000)        --
                                                           --------    -------
       Net cash used in financing activities                (12,434)    (8,806)
                                                           --------    -------

Net increase in cash                                          2,316      3,867
Cash:
   Beginning of the year                                      1,887      3,011
                                                           --------    -------
   End of the period                                       $  4,203    $ 6,878
                                                           ========    =======

Supplemental disclosures of cash flow information
 and non-cash financing activities:
   Interest paid during the period                         $  1,243    $   874
   Income taxes (received) paid during the period          $    (16)   $ 3,348
   Common stocks tendered at market value to exercise
    stock options                                          $  --       $   276

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 1999 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Accounting for the Costs of Computer Software Developed or Obtained for
     ------------------------------------------------------------------------
     Internal Use
     ------------

     Statement of Position No 98-1 (SOP 98-1) provides guidance on accounting for the capitalization of certain computer software costs developed or obtained for internal use. It is effective for financial statements with fiscal years beginning after December 15, 1998. The Company initially adopted SOP 98-1 in the quarter ended March 31, 1999.

     The effect of the new accounting pronouncement on the financial statements of the Company was to capitalize a portion of the internal software development costs that would have otherwise been expensed. The impact of SOP 98-1 on the first quarter 1999 net income was less than $0.01 per share.

3.   Accounting by Insurance and Other Enterprises for Insurance-Related
     -------------------------------------------------------------------
     Assessments
     -----------

     Statement of Position 97-3 (SOP 97-3) provides guidance on the timing of recognition and measurement of liabilities for insurance related assessments. It is effective for financial statements with fiscal years beginning after December 15, 1998. The Company initially adopted SOP 97-3 in the quarter ended March 31, 1999.

     SOP 97-3 prescribes liability recognition when three conditions are met:
(1) an assessment has been imposed or information available prior to the issuance of the financial statements indicates that it is probable that an assessment will be imposed, (2) the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements and (3) the amount of the assessment can be reasonably estimated.
The adoption of SOP 97-3 resulted in no impact on the Company's first quarter 1999 financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1998 accounted for approximately 90% of the Company's direct premiums written. Since 1990, the Company has also written small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida.

     Certain statements in this report on Form 10-Q that are not historical fact constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks inherent to the cyclical nature of the property and casualty insurance industry, the Company's concentration of business largely in one line (automobile) in one state (California), uncertainties regarding the growth in future written premiums in relation to recent historical experience, the effect of an April 1998 rate reduction in California on future loss ratios of the Company, the impact of the Year 2000 and uncertainties regarding the success of the Company's operations outside California, including particularly in the Florida and Texas markets, competition and other industry factors, including uncertainties inherent in the estimate of loss and loss adjustment expense (LAE) reserves, insurance regulatory matters and certain structural matters, including restrictions on intercompany transactions within the Company's holding company structure.

Results of Operations
---------------------

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

     Premiums earned in the first quarter of 1999 increased 5.9% from the corresponding period in 1998. Premiums written in the first quarter of 1999 increased 4.5% from the corresponding period in 1998. Contributing favorably to the overall first quarter 1999 premiums written growth was the California non-standard auto program, started in October 1998 and the Florida auto program, started in January 1998. These two programs accounted for 1.1% and 2.1%, respectively, of the overall written premium growth in the quarter.

     California premiums written, representing 91% of the Company's total premiums, grew approximately 2.6% in the first quarter of 1999 compared to an increase of 5.5% for all of 1998. California policy count grew at an annualized rate of 13.4% during the first quarter of 1999, which compares to a 14.3% rate of growth for all of 1998. The disparity between premium growth and policy count growth is largely due to a 7% rate reduction that became effective April 1, 1998. The automobile insurance marketplace remains intensely competitive, particularly in California. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last twenty-four months and many have increased their marketing efforts.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 62.9% in 1999 and 58.8% in 1998. The higher loss ratio in 1999 as compared to 1998 was largely due to the 7% rate reduction taken in California in April of 1998. The Company's frequency and severity trends remain favorable.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 1999 was 27.3% compared to 25.0% in 1998. The increase in the expense ratio was largely attributable to expenses related to the Company's expanded advertising campaign, start-up costs from the Florida operations and higher base commissions.

     The combined ratio of losses and expenses (GAAP basis) was 90.2% in the first quarter of 1999 compared with 83.8% in 1998, resulting in an underwriting gain for the period of $28.5 million, compared with $44.5 million in 1998.

     Investment income for the first quarter of 1999 was $24.0 million, compared with $23.9 million in the first quarter of 1998. The after-tax yield on average investments of $1,541.0 million (fixed maturities valued at cost; equities at market) was 5.63% compared with 6.05% on average investments of $1,421.7 million in 1998. The reduction in the after-tax yield was primarily due to a decrease in the dividend yield obtained from the equity portfolio. The Company's primary strategy for equity investments is to maximize current income by accelerating the number of dividends collected on the overall funds employed. Equity market conditions during the first quarter reduced the effectiveness of this strategy and resulted in a decline in the number of dividends captured.

     The income tax provision in the first quarter of 1999 of $12.4 million represented an effective tax rate of 23.7%, compared with an effective rate of 26.7% in 1998. The lower effective tax rate in 1999 is principally attributable to the higher proportion of tax-exempt investment income in 1999.

     Net income for the first quarter of $40.0 million, or $.73 per share (basic), compares with $51.4 million or $.93 per share (basic) in 1998. Diluted net income per share was $.73 in 1999 and $.93 in 1998.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first three months of 1999 was $61.4 million, while funds derived from the sale, redemption or maturity of investments was $200.1 million, of which approximately 87% was represented by the sale of equity securities. Fixed-maturity investments, at amortized cost, increased by $13.1 million during the period. Equity investments, including perpetual preferred stocks, increased by $20.7 million at cost, and short-term cash investments increased by $11.1 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $25.2 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,499.7 million at March 31, 1999 by $64.2 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $41.7 million at March 31, 1999 compared with an unrealized gain of $51.2 million at December 31, 1998.

     The Company's cash and short term investments totaled $61.2 million at March 31, 1999 . Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 1.0% of total fixed maturities at March 31, 1999 were rated below investment grade. The average rating of the $1,223.0 million bond portfolio (at amortized cost) was A+. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,258.5 million (at cost) include $35.5 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $232.5 million at market (cost $241.2 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 25.7% (at cost) of total shareholders' equity.

     As of March 31, 1999, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $777.8 million at March 31, 1999 and net written premiums for the twelve months ended on that date of $1,157.0 million, the ratio of writings to surplus was approximately 1.49 to 1.

Year 2000
---------

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

     The American Mercury Group which represents approximately 6% of the Company's total premiums written, completed the modifications to its mission critical systems during the first quarter of 1999. A small percentage of insurance policies remain on a non-Year 2000 compliant system. The Company expects to have all of these policies transferred to the Year 2000 compliant system by the end of 1999.

     Other non-critical systems are already Year 2000 compliant or are in the process of being modified or converted to become Year 2000 compliant. The Company expects to have its non-critical systems to be Year 2000 compliant by the second quarter of 1999.

     From the inception of Year 2000 remediation efforts in 1997 through March 31, 1999, the Company expensed approximately $600,000, primarily for internal labor costs, related to Year 2000 modifications. The Company expects to incur an amount less than what has previously been expensed for the remainder of 1999. It is not possible to quantify the aggregate cost to the Company with respect to the Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have a material effect on some of the Company's agents, suppliers and financial institutions with whom the Company conducts business, and thus indirectly affect the Company. The Company has commenced a program to ascertain the compliance status of those companies with whom the Company conducts material business. This program includes sending out questionnaires to the Company's major business partners regarding their Year 2000 readiness. Based on the responses received to date, the Company does not anticipate any material impact on its operations or financial condition.

     Mercury General is developing business resumption contingency plans specific to the Year 2000. Business resumption contingency plans address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) The following exhibits are included herewith:
               27 Financial Data Schedule
          (b)  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCURY GENERAL CORPORATION

Date: May 10, 1999                    By:GEORGE JOSEPH
                                         ------------------------------------
                                         George Joseph
                                         Chairman and Chief Executive Officer

Date: May 10, 1999                    By:GABRIEL TIRADOR
                                         ------------------------------------
                                         Gabriel Tirador
                                         Chief Financial Officer