Form 10-Q
period 1999-06-30
MERCURY GENERAL CORP
filed 1999-08-12
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

   For the Quarter Ended June 30, 1999            Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At August 5, 1999, the Registrant had issued and outstanding an aggregate of 54,718,809 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S
                                                               June 30,     December 31,
                                                                1999           1998
                                                             ----------      ----------
Investments:                                                 (Unaudited)
   Fixed maturities available for sale (amortized cost
    $1,303,895 in 1999 and $1,245,440 in 1998)............   $1,336,289      $1,324,908
   Equity securities available for sale (cost $246,153
    in 1999 and $220,449 in 1998).........................      239,514         219,745
   Short-term cash investments, at cost, which approxi-
    mates market..........................................       58,343          45,992
                                                             ----------      ----------
            Total investments.............................    1,634,146       1,590,645
Cash......................................................        3,486           1,887
Receivables:
   Premiums receivable....................................      112,409         107,950
   Premium notes..........................................       14,157          13,739
   Accrued investment income..............................       22,774          22,356
   Other..................................................       22,474          24,884
                                                             ----------      ----------
                                                                171,814         168,929
Deferred policy acquisition costs.........................       64,137          61,947
Fixed assets, net.........................................       33,915          31,901
Current income taxes recoverable..........................          -0-           5,895
Other assets..............................................       14,249          15,821
                                                             ----------      ----------
            Total assets..................................   $1,921,747      $1,877,025
                                                             ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................  $  411,903      $  405,976
Unearned premiums..........................................     339,234         327,129
Notes payable..............................................      78,000          78,000
Loss drafts payable........................................      41,571          38,433
Accounts payable and accrued expenses......................      56,978          53,196
Current income taxes.......................................       3,588             -0-
Deferred income taxes......................................       3,982          22,639
Other liabilities..........................................      52,654          34,277
                                                             ----------      ----------
            Total liabilities..............................     987,910         959,650
                                                             ----------      ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,712,809 shares in 1999 and 54,684,438 shares in
     1998..................................................      49,178          48,830
   Accumulated other comprehensive income..................      16,740          51,196
   Unearned ESOP compensation..............................      (3,500)         (4,000)
   Retained earnings.......................................     871,419         821,349
                                                             ----------      ----------
            Total shareholders' equity.....................     933,837         917,375
                                                             ----------      ----------
   Commitments and contingencies...........................  $1,921,747      $1,877,025
                                                             ==========      ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Three Months Ended June 30,

             Amounts expressed in thousands, except per share data

                                                             1999        1998
                                                           ---------   --------
Revenues:
      Earned premiums                                      $295,934    $278,768
      Net investment income                                  25,120      23,602
      Net realized investment gains (losses)                 (1,453)      1,803
      Net realized gain from sale of subsidiary                 -0-       2,586
      Other                                                   1,109       1,249
                                                           --------    --------

            Total revenues                                  320,710     308,008
                                                           --------    --------

Expenses:
      Incurred losses                                       198,266     167,145
      Policy acquisition costs                               67,267      62,044
      Other operating expenses                               12,914       9,685
      Interest                                                1,177       1,168
                                                           --------    --------

            Total expenses                                  279,624     240,042
                                                           --------    --------

      Income before income taxes                             41,086      67,966

Income taxes                                                  8,125      17,711
                                                           --------    --------

      Net income                                           $ 32,961    $ 50,255
                                                           ========    ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,616,785 in 1999 and 55,234,961 in 1998)                $   0.60    $   0.91
                                                           ========    ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,834,457 in 1999 and 55,607,946 in 1998)         $   0.60    $   0.90
                                                           ========    ========

Dividends declared per share                               $   0.21    $  0.175
                                                           ========    ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                           Six Months Ended June 30,

             Amounts expressed in thousands, except per share data

                                                              1999        1998
                                                            --------    --------
Revenues:
      Earned premiums                                       $586,452    $553,222
      Net investment income                                   49,108      47,469
      Net realized investment gains (losses)                  (1,394)      3,627
      Net realized gain from sale of subsidiary                  -0-       2,586
      Other                                                    2,277       2,336
                                                            --------    --------

            Total revenues                                   636,443     609,240
                                                            --------    --------

Expenses:
      Incurred losses                                        381,111     328,496
      Policy acquisition costs                               133,381     121,674
      Other operating expenses                                26,012      18,626
      Interest                                                 2,369       2,371
                                                            --------    --------

            Total expenses                                   542,873     471,167
                                                            --------    --------

      Income before income taxes                              93,570     138,073

Income taxes                                                  20,565      36,404
                                                            --------    --------

      Net income                                            $ 73,005    $101,669
                                                            ========    ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,606,143 in 1999 and 55,195,705 in 1998)                 $   1.34    $   1.84
                                                            ========    ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,836,366 in 1999 and 55,580,888 in 1998)          $   1.33    $   1.83
                                                            ========    ========

Dividends declared per share                                $   0.42    $   0.35
                                                            ========    ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                           Three Months Ended June 30

                         Amounts expressed in thousands

                                                                1999        1998
                                                              ---------   ---------
Net income                                                    $ 32,961     $50,255

Other comprehensive income, before tax:
   Unrealized gains losses on securities:
      Unrealized holding gains (losses) arising
       during period                                           (39,324)      2,293
      Less: reclassification adjustment for net (gains)
       losses included in net income                               901        (535)
                                                              --------     -------
            Other comprehensive income (loss),
             before tax                                        (38,423)      1,758

Income tax expense (benefit) related to unrealized
 holding gains arising during period                           (13,763)        803
Income tax expense (benefit) related to reclassification
 adjustment for gains included in net income                       315        (187)
                                                              --------     -------

Comprehensive income, net of tax                              $  7,986     $51,397
                                                              ========     =======


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                            Six Months Ended June 30

                         Amounts expressed in thousands

                                                               1999        1998
                                                             ---------   ---------
Net income                                                   $ 73,005    $101,669

Other comprehensive income, before tax:
   Unrealized gains losses on securities:
      Unrealized holding gains (losses) arising
       during period                                          (52,997)      2,459
      Less: reclassification adjustment for net (gains)
       losses included in net income                              (12)     (1,380)
                                                             --------    --------
            Other comprehensive income (loss),
             before tax                                       (53,009)      1,079

Income tax expense (benefit) related to unrealized
 holding gains arising during period                          (18,549)        861
Income tax benefit related to reclassification
 adjustment for gains included in net income                       (4)       (483)
                                                             --------    --------

Comprehensive income, net of tax                             $ 38,549    $102,370
                                                             ========    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                           SIX MONTHS ENDED JUNE 30,

                         Amounts expressed in thousands

                                                                1999         1998
                                                             ----------   ----------
Cash flows from operating activities:
   Net income                                                 $ 73,005     $101,669
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase (decrease) in unpaid losses and loss
       adjustment expenses                                       5,927       (6,587)
      Increase in unearned premiums                             12,105        7,774
      Increase in premium notes receivable                        (418)      (1,047)
      (Increase) decrease in premiums receivable                (4,459)         588
      Increase in deferred policy acquisition costs             (2,190)      (1,744)
      Increase in loss drafts payable                            3,138          775
      Increase in accrued income taxes, excluding
       deferred tax on change in unrealized gain                 9,379        6,122
      Increase in accounts payable and accrued expenses          5,869        2,553
      Depreciation                                               3,082        2,630
      Net realized investment losses (gains)                     1,394       (3,627)
      Net realized gain from sale of subsidiary                    -0-       (2,586)
      Bond accretion, net                                       (2,454)      (1,890)
      Other, net                                                 3,881        3,817
                                                              --------     --------
            Net cash provided from operating activities        108,259      108,447

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                               (113,890)  (207,003)
        Sales                                                   27,004       77,564
        Calls or maturities                                     31,106       34,255
      Equity securities available for sale:
        Purchases                                               (368,134)  (471,077)
        Sales                                                  340,814      456,737
        Proceeds from sale of subsidiary less cash
         transferred                                               -0-       11,018
      Payable for securities                                    17,290       23,243
      Increase in short-term cash investments, net             (12,351)      (9,430)
      Purchase of fixed assets                                  (5,323)      (2,246)
      Sale of fixed assets                                         332          237
                                                              --------     --------
            Net cash used in investing activities             $(83,152)    $(86,702)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                             1999        1998
                                                           ---------   ---------
Cash flows from financing activities:
   Dividends paid to shareholders                          $(22,935)   $(19,331)
   Proceeds from stock options exercised                        427       1,515
   Net decrease in ESOP loan                                 (1,000)     (2,000)
                                                           --------    --------
            Net cash used in financing activities           (23,508)    (19,816)

Net increase in cash                                          1,599       1,929
Cash:
   Beginning of the year                                      1,887       3,011
                                                           --------    --------
   End of the year                                         $  3,486    $  4,940
                                                           ========    ========

Supplemental disclosures of cash flow information and
 non cash financing activities:
   Interest paid during the period                         $  2,405    $  2,054
   Income taxes paid during the period                     $ 11,185    $ 29,747
   Common stocks tendered at market value to
    exercise stock options                                      -0-        (276)


                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1999 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Accounting for the Costs of Computer Software Developed or Obtained for
     -----------------------------------------------------------------------
     Internal Use
     ------------

     Statement of Position No.98-1 (SOP 98-1) provides guidance on accounting for the capitalization of certain computer software costs developed or obtained for internal use. It is effective for financial statements with fiscal years beginning after December 15, 1998. The Company initially adopted SOP 98-1 in the quarter ended March 31, 1999.

     The effect of the new accounting pronouncement on the financial statements of the Company was to capitalize a portion of the internal software development costs that would have otherwise been expensed. The impact of SOP 98-1 on the net income for the six months ended June 30, 1999 was less than $0.01 per share.

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

     SOP 97-3 prescribes liability recognition when three conditions are met:
(1) an assessment has been imposed or information available prior to the issuance of the financial statements indicates that it is probable that an assessment will be imposed, (2) the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements and (3) the amount of the assessment can be reasonably estimated.
The adoption of SOP 97-3 resulted in no impact on the Company's 1999 financial statements.

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

Results of Operations
---------------------

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

     Premiums earned in the second quarter of 1999 increased 6.2% from the corresponding period in 1998. Net premiums written in the second quarter of 1999 increased 8.7% from the corresponding period in 1998. Contributing to the overall second quarter 1999 premiums written growth was the California non-standard auto program, started in October 1998 and the Florida auto program, started in January 1998. These two programs accounted for 1.9% and 2.0%, respectively, of the overall written premium growth in the quarter.

     California premiums written, representing 91% of the Company's total premiums, grew approximately 7.4% in the second quarter of 1999 compared to an increase of 5.5% for all of 1998. California private passenger automobile policies inforce grew at an annualized rate of 7.0% during the second quarter of 1999, which compares to a 14.3% rate of growth for all of 1998. The automobile insurance marketplace remains intensely competitive, particularly in California. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last twenty-four months and many have increased their marketing efforts.

     The loss ratio in the second quarter (loss and loss adjustment expenses related to premiums earned) was 67.0%, compared with 60.0% in 1998. The higher loss ratio in 1999, as compared to 1998, was primarily due to the 7% rate reduction taken in California in April 1998, a higher provision for California bodily injury loss costs and adverse operating results from the American Mercury Insurance Group.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1999 was 27.1% compared to 25.7% in 1998. The increase in the expense ratio was largely attributable to expenses related to higher base and contingent commissions, advertising expenses and start up costs from the Company's Florida operations.

     The combined ratio of losses and expenses (GAAP basis) was 94.1% in 1999 compared with 85.7% in 1998, resulting in an underwriting gain for the period of $17.5 million, compared with $39.9 million in 1998.

     Investment income for the second quarter was $25.1 million, compared with $23.6 million in the second quarter of 1998. The after-tax yield on average investments of $1,574.7 million (fixed maturities valued at cost; equities at market) was 5.75% compared with 5.84% on average investments of $1,463.1 million in 1998. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments.

     Realized investment losses before income taxes were $1.5 million compared with realized gains of $4.4 million in the second quarter of 1998. Included in 1998 realized gains was a gain of $2.6 million on the sale of Cimarron Insurance Company, a wholly owned subsidiary of the Company.

     The income tax provision in the second quarter of 1999 of $8.1 million represented an effective tax rate of 19.8%, compared with an effective rate of 26.1% in 1998. The lower effective rate is principally attributable to the larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain.

     Net income for the second quarter of $33.0 million, or $.60 per share (basic), compares with $50.3 million or $.91 per share (basic) in 1998. Diluted net income per share was $.60 in 1999 and $.90 in 1998.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive losses for the second quarter of $38.4 million compares with other comprehensive income of $1.8 million in 1998. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio.

Six Months ended June 30, 1999 compared to Six Months ended June 30, 1998

     Premiums earned in the first half of 1999 increased 6.0% from the corresponding period in 1998. Net premiums written in the first half of 1999 increased 6.6% from the corresponding period in 1998. Contributing to the overall first half of 1999 premiums written growth was the California non standard auto program started in October 1998 and the Florida auto program, started in January 1998. These two programs accounted for 1.5% and 2.1%, respectively, of the overall written premium growth in the first half of 1999.

     California premiums written, representing 91% of the Company's total premiums, grew approximately 5.0% in the first half of 1999 compared to an increase of 5.5% for all of 1998. California private passenger automobile policies inforce grew at an annualized rate of 11% during the first half of 1999, which compares to a 14.3% rate of growth for all of 1998. The disparity between premium growth and policy count growth is largely due to a 7% rate reduction that became effective April 1, 1998. The automobile insurance marketplace remains intensely competitive, particularly in California. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last two years and many have increased marketing efforts.

     The loss ratio in the first half of 1999 (loss and loss adjustment expenses related to premiums earned) was 65.0%, compared with 59.4% in 1998. The higher loss ratio in 1999, as compared to 1998, was primarily due to the 7% rate reduction taken in California in April 1998 and a higher provision for California bodily injury loss costs.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1999 was 27.2% compared to 25.3% in 1998. The increase in the expense ratio was largely attributable to expenses related to higher base and contingent commissions, advertising expenses and start up costs from the Company's Florida operations.

     The combined ratio of losses and expenses (GAAP basis) was 92.2% in 1999 compared with 84.7% in 1998, resulting in an underwriting gain for the period of $45.9 million, compared with $84.4 million in 1998.

     Investment income for the first half of 1999 was $49.1 million, compared with $47.5 million in the first half of 1998. The after-tax yield on average investments of $1,559.3 million (fixed maturities valued at cost; equities at market) was 5.68% compared with 5.94% on average investments of $1,443.1 million in 1998. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments.

     Realized investment losses before income taxes were $1.4 million compared with realized gains of $6.2 million in the first half of 1998. Included in 1998 realized gains was a gain of $2.6 million on the sale of Cimarron Insurance

Company, a wholly owned subsidiary of the Company.

     The income tax provision in the first half of 1999 of $20.6 million represented an effective tax rate of 22.0%, compared with an effective rate of 26.4% in 1998. The lower effective rate is principally attributable to a larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain.

     Net income for the first half of $73.0 million, or $1.34 per share (basic), compares with $101.7 million or $1.84 per share (basic) in 1998. Diluted net income per share was $1.33 in 1999 and $1.83 in 1998.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive losses for the first half of 1999 of $53.0 million compares with other comprehensive income of $1.1 million in 1998. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first half of 1999 was $108.3 million, while funds derived from the sale, call or maturity of investments was $398.9 million, of which approximately 85% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $58.5 million during the period. Equity investments, including perpetual preferred stocks, increased by $25.7 million at cost, and short-term cash investments increased by $12.4 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $57.0 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,550.0 million at June 30, 1999 by $25.8 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $16.7 million at June 30, 1999 compared with an unrealized gain of $51.2 million at December 31, 1998.

     The Company's cash and short term investments totaled $61.8 million at June 30, 1999. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     On August 2, 1999 the Company announced that its Board of Directors authorized the repurchase over a one year period of up to $200 million of Mercury General's Common Stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of an enlarged bank line and internal cash generation.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 1.0% of total fixed maturities at June 30, 1999 were rated below investment grade. The average rating of the $1,270.1 million bond portfolio (at amortized cost) was AA, while the average effective maturity approximates 10.2 years. The modified duration of the bond portfolio approximates 7.5 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,303.9 million (at cost) include $33.8 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $239.5 million at market (cost $246.2 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represents 26.4% (at cost) of total shareholders' equity.

     As of June 30, 1999, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $797.8 million at June 30, 1999 and net written premiums for the twelve months ended on that date of $1,181.0 million, the ratio of writings to surplus was approximately 1.48 to 1.

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

     In March of 1998, the Company completed the modifications necessary to its computer programs and systems for all of its "critical" systems for business written in California, Georgia, Illinois and Florida. Modifications were made to both hardware and software. The Company considers policy issuance, premium billing and collections and its claim systems as its critical systems. The modifications completed on the above critical systems represent approximately 94% of the Company's total premiums written.

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

     Other non-critical systems are already Year 2000 compliant or are in the process of being modified or converted to become Year 2000 compliant. The Company expects to have its non-critical systems to be Year 2000 compliant by the end of 1999.

     From the inception of Year 2000 remediation efforts in 1997 through June 30, 1999, the Company expensed approximately $600,000, primarily for internal labor costs, related to Year 2000 modification. The Company expects to incur less than $100,000 for the remainder of 1999. It is not possible to quantify the aggregate cost to the Company with respect to the Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 1998.

     An increase in market interest rates during the first half of the year negatively impacted the value of the Company's investments. The impact is described in the Results of Operations section above.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 12, 1999.

     (c) The matters voted upon at the meeting included the election of all nine directors and the approval of the auditors for the 1999 fiscal year. The votes cast with respect to these two matters were as follows:

     1.   Election of Directors
          ---------------------     Number of shares     Number of shares
               Nominee                voted FOR             Withheld
          ---------------------     ----------------     ----------------
          Nathan Bessin                50,714,914             312,186
          Bruce A. Bunner              50,722,165             304,935
          Michael D. Curtius           50,683,411             343,689
          Richard E. Grayson           50,721,365             305,735
          George Joseph                50,692,179             334,921
          Gloria Joseph                50,691,061             336,039
          Charles McClung              50,687,364             339,736
          Donald P. Newell             50,392,369             634,731
          Donald R. Spuehler           50,721,140             305,960

     2.   Proposal to approve KPMG LLP as auditors for the year 1999
          ----------------------------------------------------------

               FOR                AGAINST                  ABSTAIN
               ---                -------                  -------
            50,969,632            33,164                   24,304

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


                              MERCURY GENERAL CORPORATION



Date: August 11, 1999         By:GEORGE JOSEPH
                                 ------------------------------------
                                 George Joseph
                                 Chairman and Chief Executive Officer



Date: August 11, 1999         By:GABRIEL TIRADOR
                                 ------------------------------------
                                 Gabriel Tirador
                                 Vice President and Chief Financial
                                 Officer