Form 10-Q
period 1999-09-30
MERCURY GENERAL CORP
filed 1999-11-10
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

   For the Quarter September 30, 1999             Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At November 1, 1999, the Registrant had issued and outstanding an aggregate of 54,654,909 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts


                                  A S S E T S

                                                               September 30,    December 31,
                                                                    1999           1998
                                                                    ----           ----
Investments:                                                    (Unaudited)
   Fixed maturities available for sale (amortized cost
    $1,319,434 in 1999 and $1,245,440 in 1998)..............       $1,320,572     $1,324,908
   Equity securities available for sale (cost $243,550
    in 1999 and $220,449 in 1998)...........................          227,878        219,745
   Short-term cash investments, at cost, which approximates
    market..................................................           58,153         45,992
                                                                    ---------      ---------
           Total investments................................        1,606,603      1,590,645
Cash........................................................            7,857          1,887
Receivables:
   Premiums receivable......................................          116,664        107,950
   Premium notes............................................           13,589         13,739
   Accrued investment income................................           21,564         22,356
   Other....................................................           21,140         24,884
                                                                    ---------      ---------
                                                                      172,957        168,929
Deferred policy acquisition costs...........................           65,117         61,947
Fixed assets, net...........................................           33,942         31,901
Current income taxes recoverable............................            6,573          5,895
Deferred income taxes.......................................           12,519           -0-
Other assets................................................           13,616         15,821
                                                                    ---------      ---------
            Total assets....................................       $1,919,184     $1,877,025
                                                                    =========      =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................        $  427,172     $  405,976
Unearned premiums..........................................           345,249        327,129
Notes payable..............................................            78,000         78,000
Loss drafts payable........................................            41,485         38,433
Accounts payable and accrued expenses......................            64,530         53,196
Deferred income taxes......................................              -0-          22,639
Other liabilities..........................................            40,320         34,277
                                                                    ---------      ---------
            Total liabilities..............................           996,756        959,650
                                                                    ---------      ---------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,654,909 shares in 1999 and 54,684,438 shares in
     1998..................................................            49,332         48,830
   Accumulated other comprehensive income (loss)...........            (9,447)        51,196
   Unearned ESOP compensation..............................            (3,250)        (4,000)
   Retained earnings.......................................           885,793        821,349
                                                                    ---------      ---------
            Total shareholders' equity.....................           922,428        917,375
                                                                    ---------      ---------
   Commitments and contingencies...........................        $1,919,184     $1,877,025
                                                                    =========      =========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Three Months Ended September 30,

             Amounts expressed in thousands, except per share data

                                                           1999       1998
                                                           ----       ----
Revenues:
      Earned premiums                                    $300,070   $282,198
      Net investment income                                24,834     24,132
      Net realized investment gains (losses)               (6,795)     1,329
      Other                                                 1,224      1,541
                                                          -------    -------

            Total revenues                                319,333    309,200
                                                          -------    -------

Expenses:
      Incurred losses                                     205,412    175,752
      Policy acquisition costs                             67,217     64,031
      Other operating expenses                             12,033     13,607
      Interest                                              1,215      1,214
                                                          -------    -------

            Total expenses                                285,877    254,604
                                                          -------    -------

      Income before income taxes                           33,456     54,596

Income taxes                                                5,760     13,154
                                                          -------    -------

      Net income                                         $ 27,696   $ 41,442
                                                          =======    =======


BASIC EARNINGS PER SHARE (average shares outstanding
 54,633,375 in 1999 and 54,979,649 in 1998)              $   0.51   $   0.75
                                                          =======    =======

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,818,300 in 1999 and 55,324,399 in 1998)       $   0.51   $   0.75
                                                          =======    =======

Dividends declared per share                             $   0.21   $  0.175
                                                          =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

             Amounts expressed in thousands, except per share data

                                                           1999        1998
                                                           ----        ----
Revenues:
      Earned premiums                                    $886,522    $835,420
      Net investment income                                73,942      71,601
      Net realized investment gains (losses)               (8,189)      4,956
      Net realized gain from sale of subsidiary              -0-        2,586
      Other                                                 3,501       3,877
                                                          -------     -------

            Total revenues                                955,776     918,440
                                                          -------     -------
Expenses:
      Incurred losses                                     586,523     504,248
      Policy acquisition costs                            200,598     185,705
      Other operating expenses                             38,045      32,233
      Interest                                              3,584       3,585
                                                          -------     -------

            Total expenses                                828,750     725,771
                                                          -------     -------

      Income before income taxes                          127,026     192,669

Income taxes                                               26,325      49,558
                                                          -------     -------

      Net income                                         $100,701    $143,111
                                                          =======     =======

BASIC EARNINGS PER SHARE (average shares outstanding
 54,615,320 in 1999 and 55,122,895 in 1998)              $   1.84    $   2.60
                                                          =======     =======

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,833,838 in 1999 and 55,493,039 in 1998)       $   1.84    $   2.58
                                                          =======     =======

Dividends declared per share                             $   0.63    $  0.525
                                                          =======     =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Three Months Ended September 30

                         Amounts expressed in thousands

                                                          1999       1998
                                                          ----       ----

Net income                                              $ 27,696    $41,442

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period                                     (46,364)    14,998
      Less: reclassification adjustment for net
       losses (gains) included in net income               6,076     (1,183)
                                                         -------     ------
            Other comprehensive income (loss),
             before tax                                  (40,288)    13,815

Income tax expense (benefit) related to unrealized
  holding gains (losses) arising during period           (16,227)     5,249
Income tax expense (benefit) related to reclassi-
  fication adjustment for (gains) losses included in
  net income                                               2,126       (414)
                                                         -------     ------

Comprehensive income, net of tax                        $  1,509    $50,422
                                                         =======     ======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

                         Amounts expressed in thousands

                                                          1999       1998
                                                          ----       ----
Net income                                              $100,701   $143,111

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period                                     (99,361)    17,457
      Less: reclassification adjustment for net
       losses (gains) included in net income               6,064     (2,563)
                                                         -------    -------
            Other comprehensive income (loss),
             before tax                                  (93,297)    14,894

Income tax expense (benefit) related to unrealized
  holding gains (losses) arising during period           (34,776)     6,110
Income tax expense (benefit) related to reclassi-
  fication adjustment for (gains) losses included in
  net income                                               2,122       (897)
                                                         -------    -------

Comprehensive income, net of tax                        $ 40,058   $152,792
                                                         =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        NINE MONTHS ENDED SEPTEMBER 30,

                         Amounts expressed in thousands

                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
   Net income                                              $ 100,701   $ 143,111
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase (decrease) in unpaid losses and loss
       adjustment expenses                                    21,196        (601)
      Increase in unearned premiums                           18,120      17,585
      Decrease (increase) in premium notes receivable            150        (778)
      Increase in premiums receivable                         (8,714)     (6,459)
      Increase in deferred policy acquisition costs           (3,170)     (3,799)
      Increase in loss drafts payable                          3,052       4,552
      Increase in accrued income taxes, excluding
       deferred tax on change in unrealized gain              (3,181)     (2,028)
      Increase in accounts payable and accrued expenses        6,903       4,458
      Depreciation                                             4,863       3,963
      Net realized investment (gains) losses                   8,189      (4,956)
      Net realized gain from sale of subsidiary                  -0-      (2,586)
      Bond accretion, net                                     (3,795)     (2,990)
      Other, net                                              14,240      10,005
                                                            --------    --------
            Net cash provided from operating activities      158,554     159,477

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                           (163,182)   (262,650)
        Sales                                                 48,435     109,458
        Calls or maturities                                   44,644      68,552
      Equity securities available for sale:
        Purchases                                           (444,280)   (600,345)
        Sales                                                412,893     572,614
        Proceeds from sale of subsidiary, less cash
         transferred                                             -0-      11,018
      Increase in payable for securities                       4,431       3,485
      Increase in short-term cash investments, net           (12,161)    (11,955)
      Purchase of fixed assets                                (7,534)     (3,949)
      Sale of fixed assets                                       778         339
                                                            --------    --------
            Net cash used in investing activities          $(115,976)  $(113,433)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                        1999       1998
                                                        ----       ----
Cash flows from financing activities:
   Dividends paid to shareholders                     $(34,407)  $(28,891)
   Proceeds from stock options exercised,
    excluding related tax benefit                          649      1,812
   Purchase and retirement of common stock              (1,850)   (21,433)
   Net (decrease) increase in ESOP loan                 (1,000)     3,000
                                                       -------    -------
            Net cash used in financing activities      (36,608)   (45,512)
                                                       -------    -------

Net increase in cash                                     5,970        532
Cash:
   Beginning of the year                                 1,887      3,011
                                                       -------    -------
   End of the year                                    $  7,857   $  3,543
                                                       =======    =======

Supplemental disclosures of cash flow information:
   Interest paid during the period                    $  3,616   $  3,219
   Income taxes paid during the period                $ 29,355   $ 50,947
   Common stocks tendered at market value to
    exercise stock options                                 -0-       (276)

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1999 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

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

     The effect of the new accounting pronouncement on the financial statements of the Company was to capitalize a portion of the internal software development costs that would have otherwise been expensed. The impact of SOP 98-1 on the net income for the nine months ended September 30, 1999 was less than $0.01 per share.

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

Results of Operations
---------------------

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

     Premiums earned in the third quarter of 1999 increased 6.3% from the corresponding period in 1998. Net premiums written in the third quarter of 1999 increased 4.8% from the corresponding period in 1998. Contributing to the overall third quarter 1999 premiums written growth was the California non-standard auto program, started in October 1998 and the Florida auto program, started in January 1998. These two programs accounted for 2.0% and 1.5%, respectively, of the overall written premium growth in the quarter.

     California premiums written, representing 91% of the Company's total premiums, grew approximately 4.3% in the third quarter of 1999 compared to an increase of 5.5% for all of 1998. California private passenger automobile policies inforce remained relatively constant during the third quarter of 1999, which compares to a 14.3% rate of growth for all of 1998. The automobile insurance marketplace remains intensely competitive, particularly in California. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last twenty-four months and many have increased their marketing efforts.

     The loss ratio in the third quarter (loss and loss adjustment expenses related to premiums earned) was 68.5%, compared with 62.3% in 1998. The higher loss ratio in 1999, as compared to 1998, was primarily due to the 7% rate reduction taken in California in April 1998, and an increase in loss costs due to higher frequency and severity of California automobile claims.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1999 was 26.4% compared to 27.5% in 1998. The decrease is primarily attributable to a reduction in expenses related to contingent commissions.

     The combined ratio of losses and expenses (GAAP basis) was 94.9% in 1999 compared with 89.8% in 1998, resulting in an underwriting gain for the period of $15.4 million, compared with $28.8 million in 1998.

     Investment income for the third quarter was $24.8 million, compared with $24.1 million in the third quarter of 1998. The after-tax yield on average investments of $1,613.7 million (fixed maturities valued at cost; equities at market) was 5.53% compared with 5.84% on average investments of $1,505.2 million in 1998. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments.

     Realized investment losses before income taxes were $6.8 million compared with realized gains of $1.3 million in the third quarter of 1998. Approximately $6.0 million of the loss was related to a permanent impairment in the value of one preferred stock investment.

     The income tax provision in the third quarter of 1999 of $5.8 million represented an effective tax rate of 17.2%, compared with an effective rate of 24.1% in 1998. The lower effective rate is principally attributable to the larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain.

     Net income for the third quarter of $27.7 million, or $.51 per share (basic), compares with $41.4 million or $.75 per share (basic) in 1998. Diluted net income per share was $.51 in 1999 and $.75 in 1998.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive losses for the third quarter of $40.3 million compares with other comprehensive income of $13.8 million in 1998. The losses were primarily the result of increased market interest rates which reduced the value of the

Company's investment portfolio.

Nine Months ended September 30, 1999 compared to Nine Months ended September 30, 1998

     Premiums earned in the nine months of 1999 increased 6.1% from the corresponding period in 1998. Net premiums written in the nine months of 1999 increased 6.0% from the corresponding period in 1998. Contributing to the overall nine months of 1999 premiums written growth was the California non standard auto program started in October 1998 and the Florida auto program, started in January 1998. These two programs accounted for 1.7% and 1.9%, respectively, of the overall written premium growth in the nine months of 1999.

     California premiums written, representing 91% of the Company's total premiums, grew approximately 4.7% in the nine months of 1999 compared to an increase of 5.5% for all of 1998. California private passenger automobile policies inforce grew at an annualized rate of 7% during the nine months of 1999, which compares to a 14.3% rate of growth for all of 1998. The automobile insurance marketplace remains intensely competitive, particularly in California. Most of the major direct writers, which represent the Company's chief competition, have instituted one or more rate cuts over the last two years and many have increased marketing efforts.

     The loss ratio in the nine months of 1999 (loss and loss adjustment expenses related to premiums earned) was 66.2%, compared with 60.4% in 1998. The higher loss ratio in 1999, as compared to 1998, was primarily due to the 7% rate reduction taken in California in April 1998 and an increase in loss costs due to higher frequency and severity of California automobile claims.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 1999 was 26.9% compared to 26.1% in 1998. The increase in the expense ratio was largely attributable to expenses related to higher base and contingent commissions, advertising expenses and start up costs from the Company's Florida operations.

     The combined ratio of losses and expenses (GAAP basis) was 93.1% in 1999 compared with 86.5% in 1998, resulting in an underwriting gain for the period of $61.4 million, compared with $113.2 million in 1998.

     Investment income for the nine months of 1999 was $73.9 million, compared with $71.6 million in the nine months of 1998. The after-tax yield on average investments of $1,576.8 million (fixed maturities valued at cost; equities at market) was 5.63% compared with 5.91% on average investments of $1,462.8 million in 1998. The decrease in realized investment yields reflects the redemption of bonds acquired in earlier, higher interest rate environments.

     Realized investment losses before income taxes were $8.2 million compared with realized gains of $7.5 million in the nine months of 1998. Approximately $6.0 million of the loss in 1999 was related to a permanent impairment in the value of one preferred stock investment. Included in 1998 realized gains was a gain of $2.6 million on the sale of Cimarron Insurance Company, a wholly owned subsidiary of the Company.

     The income tax provision in the nine months of 1999 of $26.3 million represented an effective tax rate of 20.7%, compared with an effective rate of 25.7% in 1998. The lower effective rate is principally attributable to a larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain.

     Net income for the nine months of $100.7 million, or $1.84 per share (basic), compares with $143.1 million or $2.60 per share (basic) in 1998. Diluted net income per share was $1.84 in 1999 and $2.58 in 1998.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive losses for the nine months of 1999 of $93.3 million compares with other comprehensive income of $14.9 million in 1998. The losses were primarily the result of increased market interest rates which reduced the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the nine months of 1999 was $158.6 million, while funds derived from the sale, call or maturity of investments was $506.0 million, of which approximately 82% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $74.0 million during the period. Equity investments, including perpetual preferred stocks, increased by $23.1 million at cost, and short-term cash investments increased by $12.2 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $92.0 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" was less than amortized cost of $1,563.0 million at September 30, 1999 by $14.5 million. That unrealized loss, reflected as accumulated other comprehensive loss in shareholders' equity net of applicable tax effects, was $9.4 million at September 30, 1999 compared with an unrealized gain of $51.2 million at December 31, 1998.

     The Company's cash and short term investments totaled $66.0 million at September 30, 1999. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     On August 2, 1999 the Company announced that its Board of Directors authorized the repurchase over a one year period of up to $200 million of Mercury General's Common Stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of a bank line and internal cash generation.

     In late October, the Company renewed its $100 million 364 day credit facility with a consortium of banks led by The Bank of New York. The facility may be used to fund the Company's stock buy back program as well as for general corporate purposes.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 1.3% of total fixed maturities at September 30, 1999 were rated below investment grade. The average rating of the $1,285.8 million bond portfolio (at amortized cost) was AA, while the average effective maturity approximates 11.5 years. The modified duration of the bond portfolio approximates 8.1 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,319.4 million (at cost) include $33.6 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $227.9 million at market (cost $243.6 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represents 26.4% (at cost) of total shareholders' equity.

     As of September 30, 1999, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $803.1 million at September 30, 1999 and net written premiums for the twelve months ended on that date of $1,195.0 million, the ratio of writings to surplus was approximately 1.49 to 1.

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

     In March of 1998, the Company completed the modifications necessary to its computer programs and systems for all of its "critical" systems for business written in California, Georgia, Illinois and Florida. Modifications were made to both hardware and software. The Company considers policy issuance, premium billing and collections and its claim systems as its critical systems. The modifications completed on the above critical systems represent approximately 95% of the Company's total premiums written.

     The American Mercury Group which represents approximately 5% of the Company's total premiums written, completed the modifications to its mission critical systems during the first quarter of 1999. A small percentage of insurance policies remain on a non-Year 2000 compliant system. The Company expects to have all of these policies transferred to the Year 2000 compliant system by the end of 1999.

     Other non-critical systems are already Year 2000 compliant or are in the process of being modified or converted to become Year 2000 compliant. The Company expects to have its non-critical systems to be Year 2000 compliant by the end of 1999.

     From the inception of Year 2000 remediation efforts in 1997 through September 30, 1999, the Company expensed approximately $600,000, primarily for internal labor costs, related to Year 2000 modification. The Company expects to incur less than $100,000 for the remainder of 1999. It is not possible to quantify the aggregate cost to the Company with respect to the Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

     An increase in market interest rates during the nine months of the year negatively impacted the value of the Company's investments. The impact is described in the Results of Operations section above.


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


                              MERCURY GENERAL CORPORATION



Date: November 10, 1999       By: GEORGE JOSEPH
                                  ------------------------------------
                                  George Joseph
                                  Chairman and Chief Executive Officer



Date: November 10, 1999       By: GABRIEL TIRADOR
                                  ------------------------------------
                                  Gabriel Tirador
                                  Vice President and Chief Financial
                                  Officer