Form 10-K
period 1999-12-31
MERCURY GENERAL CORP
filed 2000-03-29
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Fiscal Year Ended December 31, 1999    Commission File No. 0-3681

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

        Registrant's telephone number, including area code: (323)937-1060

           Securities registered pursuant to Section 12(b) of the Act

Title of Class                        Name of Exchange on Which Registered
--------------                      -----------------------------------------
 Common Stock                                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 15, 2000, was approximately $586,059,802 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At March 15, 2000, the Registrant had issued and outstanding an aggregate of 54,116,423 shares of its Common Stock.

                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 10, 2000 are incorporated herein by reference into Part III hereof.

Item 1.  Business
         --------

General

         Mercury General Corporation ("Mercury General") and its subsidiaries (collectively, "the Company") are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 1999, private passenger automobile insurance and commercial automobile insurance accounted for 91.9% and 3.7%, respectively, of the total Company's direct premiums written. The percentage of direct automobile insurance premiums written during 1999 by state was 92.9% in California, 2.5% in Florida, 1.6% in Oklahoma, 1.0% in Illinois, 1.0% in Texas, and 1.0% in Georgia. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 4.4% of direct written premiums in 1999, of which approximately 35% was in commercial lines.

          The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, property damage liability, comprehensive, collision and other hazards specified in the policy. The Company's published maximum limits of liability for bodily injury are $250,000 per person, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company's commercial automobile plan. However, under the majority of the Company's automobile policies, the limits of liability are equal to or less than $100,000 per person, $300,000 per accident and $50,000 for property damage.

         In 1999, A.M. Best & Co. ("A.M. Best") assigned a rating of A+ (Superior) to all of the Company's insurance subsidiaries except American Mercury Insurance Company ("AMIC") and American Mercury Lloyds Insurance Company ("AML"). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMIC and AML, which accounted for approximately 5% of the Company's 1999 net written premiums, were rated A-(Excellent) in 1999 by A.M. Best.

         The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as a branch office in Clearwater, Florida. The non-California insurance subsidiaries maintain offices in Vernon Hills, Illinois, Atlanta, Georgia and Oklahoma City, Oklahoma. The Company also maintains offices in Austin, Dallas, Fort Worth, Houston and San Antonio Texas, for a Texas insurance agency that it controls (See Organization). The Company has approximately 2,500 employees.

Organization

         Mercury General, an insurance holding company, is the parent of Mercury Casualty Company ("Mercury Casualty"), a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through the Company's first acquisition in December 1996, three additional subsidiaries were added to the group: American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and AFI Management Company, Inc., a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company, a Texas insurer. Accordingly, their operations are included in the consolidated financial statements of the Company effective December 1, 1996. During 1997, the names of American Fidelity Insurance Company and American Fidelity Lloyds Insurance Company were changed to American Mercury Insurance Company and American Mercury Lloyds Insurance Company, respectively. In June 1998, Cimarron Insurance Company was sold for cash. Cimarron's results, which are not material to the Company's operations, are included in the Company's 1998 operating results up to the sale date.

         In December 1999, the Company completed a transaction that, in effect, transferred control of Concord Insurance Services, Inc. ("Concord"), a Texas insurance agency headquartered in Houston, Texas, to the Company. The effective date of the transaction was October 31, 1999. Concord's results of operations, which are not material to the Company, are included in the consolidated financial statements of the Company effective October 31, 1999.

         Mercury General furnishes management services to its California, Georgia, Illinois and Oklahoma subsidiaries. Mercury General, its subsidiaries, AML and Concord, are referred to as the "Company" unless the context indicates otherwise. Mercury General Corporation individually is referred to as "Mercury General." The term "California Companies" refers to Mercury Casualty, Mercury Insurance and California Automobile Insurance Company.

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

         At December 31, 1999, "good drivers" (as defined by the California Insurance Code) accounted for approximately 74% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 26%. The renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.

         In October 1998, the Company began offering a monthly pay policy through its California Automobile Insurance Company subsidiary targeted at higher risk drivers who do not fall into existing risk classifications. This business accounts for less than 2% of the total voluntary private passenger automobile policies in-force in California.

         The Company's Oklahoma and Texas private passenger automobile business in force, underwritten through AMI, is primarily standard and preferred risks. AMI began offering a non-standard policy during 1998 in Texas. The amount of non-standard policies in force at December 31, 1999 was insignificant.

         The Company's Florida private passenger automobile business in force, underwritten by Mercury Casualty Company, is primarily standard and preferred risks. In December 1999, the Company began offering homeowners insurance to Florida residents. The amount of Florida homeowners policies in force at December 31, 1999 was not significant.


Production and Servicing of Business

         The Company sells its policies through more than 1,800 independent agents, of which approximately 900 are located in California, approximately 300 are located in Florida and approximately 590 others represent AMI in Oklahoma and Texas. Approximately half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

         One agency produced approximately 19%, 19% and 18% during 1999, 1998 and 1997, respectively, of the Company's total direct premiums written. This agency was sold during 1998 to a large national broker. The buyer has continued producing business for the Company at levels consistent with premium levels for recent prior years. No other agent accounted for more than 2% of direct premiums written.

         The Company believes that its agents' compensation is higher than the industry average. During 1999 total commissions and bonuses incurred averaged 16.9% of direct premiums written.


         The Company has had in place since the fourth quarter of 1995 a newspaper and direct mail advertising program. In April 1998, the advertising program was expanded to include radio and billboard advertising. While the majority of the advertising costs are borne by the Company, a portion of these costs are borne by the Company's agents based upon the number of account leads generated by the advertising. The Company intends to continue or may even expand the current level of advertising program during the year 2000. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate (See Competitive Conditions).

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

                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                 1999          1998            1997
                                                                 ----          ----            ----
                                                                       (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses, beginning of year.....................                $385,816       $386,270       $311,754
Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year............................                 781,316        693,877        641,911
      Increase (decrease) in provision for
         Insured events of prior years...........                   7,787         (9,409)        12,818
                                                                  -------        -------        -------
         Total incurred losses and loss adjustment
           expenses..............................                 789,103        684,468        654,729
                                                                  -------        -------        -------
Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year.....................................                 492,314        437,612        373,823
Losses and loss adjustment expenses attribu-
        table to insured events of prior years...                 263,805        247,310        206,390
                                                                  -------        -------        -------

        Total payments...........................                 756,119        684,922        580,213
                                                                  -------        -------        -------

Net reserves for losses and loss adjustment
 expenses at the end of the period...............                 418,800        385,816        386,270
Reinsurance recoverable .........................                  16,043         20,160         22,791
                                                                  -------        -------        -------
Gross liability at end of year...................                $434,843       $405,976       $409,061
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

         Losses incurred through 1999 include approximately $0.5 million of adverse development related to acquisition date loss reserves of AMI. As per guidance provided by Financial Accounting Standards Board (FASB) release EITF D-54, the Company has recorded the effects of the reserve guarantee separately rather than netting the effect directly against the loss reserve and loss expense accounts.

         The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the Department of Insurance in accordance with statutory accounting principles ("SAP") is shown in the following table:

                                                                             December 31,
                                                                      1999         1998          1997
                                                                      ----         ----          ----
                                                                         (Amounts in thousands)
         Reserves reported on a SAP basis.........                  $418,800      $385,816      $386,270
         Reinsurance recoverable..................                    16,043        20,160        22,791
                                                                    --------      --------      --------
         Reserves reported on a GAAP basis........                  $434,843      $405,976      $409,061
                                                                    ========      ========      ========

         Under SAP reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

         The following table represents the development of loss reserves for the period 1989 through 1999. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The lower portion of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the original reserve estimate is greater (less) than the re-estimated reserves at December 31, 1999.

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

                                                                  As of December 31,
                            _______________________________________________________________________________________________
                             1989     1990    1991      1992     1993     1994     1995     1996     1997    1998     1999
                             ----     ----    ----      ----     ----     ----     ----     ----     ----    ----     ----
                                                                   (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses.          $291,408 $301,354 $280,157 $239,203 $214,525 $223,392 $250,990 $311,754 $386,270 $385,816 $418,800
Paid (cumulative)
 as of:
  One year later.....           167,850  181,781  151,866  135,188  143,272  145,664  167,226  206,390  247,310  263,805
  Two years later....           227,503  238,030  197,640  184,119  187,641  198,967  225,158  283,914  338,016
  Three years later..           249,371  254,884  213,824  197,371  204,606  214,403  248,894  308,867
  Four years later...           256,659  261,058  218,067  201,365  207,704  219,596  253,708
  Five years later...           259,147  263,011  220,057  202,383  209,930  220,852
  Six years later....           259,781  262,741  220,313  203,578  210,281
  Seven years later..           259,769  262,770  221,098  203,461
  Eight years later..           259,769  263,527  220,974
  Nine years later...           260,444  263,422
  Ten years later....           260,336
Net reserves re-estimated as of:
  One year later.....           269,934  285,212  230,991  204,479  204,451  216,684  247,122  324,572  376,861  393,603
  Two years later....           269,652  265,618  218,404  204,999  207,089  222,861  254,920  329,210  378,057
  Three years later..           259,635  259,624  220,620  203,452  210,838  221,744  257,958  327,749
  Four years later...           256,694  264,259  221,118  204,603  210,890  222,957  257,196
  Five years later...           260,365  264,127  221,264  203,705  211,192  221,947
  Six years later....           260,402  263,336  220,721  204,161  210,739
  Seven years later..           260,098  263,045  220,974  203,775
  Eight years later..           260,031  263,341  220,895
  Nine years later...           260,233  263,292
  Ten years later....           260,203
Net Cumulative Redundancy
  (deficiency).......           31,205   38,062   59,262   35,428    3,786    1,445   (6,206) (15,995)   8,213   (7,787)


                                                                          As of December 31,
                        ------------------------------------------------------------------------------------------------
                                                   1992     1993     1994     1995     1996    1997    1998     1999
                                                   ----     ----     ----     ----     ----    ----    ----     ----
                                                                           (Amounts in thousands)
Gross liability - end of year                    240,183  215,301  227,499  253,546  336,685  409,061  405,976  434,843
Reinsurance recoverable                             (980)    (776)  (4,107)  (2,556) (24,931) (22,791) (20,160) (16,043)
                                                 -------  -------  -------  -------  -------  -------  -------  -------
Net liability - end of year                      239,203  214,525  223,392  250,990  311,754  386,270  385,816  418,800
                                                 ======= ======== ========  ======= ========  =======  =======  =======
Gross re-estimated liability - latest            209,951  218,028  234,858  266,865  355,302  402,926  415,055
Re-estimated recoverable - latest                 (6,176)  (7,289) (12,911)  (9,669) (27,553) (24,869) (21,452)
                                                 -------  -------  -------  -------  -------  -------  -------
Net re-estimated liability - latest              203,775  210,739  221,947  257,196  327,749  378,057  393,603
                                                 =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency)          30,232   (2,727)  (7,359) (13,319) (18,617)   6,135   (9,079)
                                                 =======  =======  =======  =======  =======  =======  =======

         For the calendar year 1998, the Company's previously estimated loss reserves produced a deficiency which was reflected in 1999 incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury claims over what was established as a reserve on accident year 1998 and 1997 claims at calendar year-end 1998. The Company has experienced a general downward trend in the average bodily injury cost per claim. The actual decreases in average costs for the bodily injury claims for the 1998 and 1997 accident years proved to be less significant when developed through year-end 1999 than was originally projected for at year-end 1998.

         For the calendar year 1997, the Company's previously estimated loss reserves produced a redundancy. The Company attributes the favorable loss development primarily to the effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for "pain and suffering." See
Regulations - California Financial Responsibility Law. This new law produced an overall reduction in loss severity for calendar year 1997. In addition, a new law, effective January

1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims. See Regulations-California Financial Responsibility Law.

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

         For the calendar years 1989 through 1994, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the "Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position (See Third Party "Bad Faith" Legislation). Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the California Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business had declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved.

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

                                                     Year ended December 31,
                                    ---------------------------------------------------------
                                           1999        1998         1997      1996     1995
                                    ---------------------------------------------------------
Loss Ratio......................        66.5%         61.1%      63.5%      66.6%    67.8%
Expense Ratio...................        26.5          26.3       24.7       24.0     24.0
                                        ----          ----       ----       ----     ----
Combined Ratio..................        93.0%         87.4%      88.2%      90.6%    91.8%
                                        ====          ====       ====       ====     ====
Industry combined ratio (all
  writers) (1)..................       102.8%(2)     100.1%      99.5%     101.0%    101.3%
Industry combined ratio (excluding
  direct writers) (1)...........        N.A.          99.1%     100.1%     102.6%    102.0%

-------------------------------

(1) Source: A.M. Best, Aggregates & Averages (1996 through 1999), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)      Source:  A.M. Best, "Best's Review, January 2000," "Review Preview."

(N.A.)   Not available.

         Under generally accepted accounting principles ("GAAP"), the loss ratio is computed in the same manner as under statutory accounting, but the expense ratio is determined by dividing underwriting expenses by net premiums earned, rather than by net premiums written. The following table sets forth the Company's loss ratio, expense ratio and combined ratio under GAAP for the last five years.


                                                            Year ended December 31,
                                              -----------------------------------------------
                                               1999       1998      1997     1996        1995
                                               ----       -----     -----    ----        ----
Loss Ratio                                     66.4%      61.0%     63.5%      66.5%     67.6%
Expense Ratio                                  26.8       26.6      25.1       24.4      24.4
                                               ----       ----      ----       ----      ----
Combined Ratio                                 93.2%      87.6%     88.6%      90.9%     92.0%
                                               ====       ====      ====       ====      ====

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

                                                                     Year ended December 31,
                                                      -----------------------------------------------------------
                                                        1999        1998        1997        1996          1995
                                                        ----        ----        ----        ----          ----
                                                               (Amounts in thousands, except ratios)
Net premiums written.......................         $1,206,171   $1,144,051   $1,086,241   $795,873    $636,590
Policyholders' surplus.....................         $  853,794   $  767,223   $  679,359   $594,799    $479,114
Ratio......................................           1.4 to 1     1.5 to 1     1.6 to 1   1.3 to 1    1.3 to 1


  Risk-Based Capital Requirements
  -------------------------------

         In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies.

The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1999. Each of the companies exceeded the highest level of minimum required capital.

  Codification of Statutory Accounting Principles
  -----------------------------------------------

         The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1999, there were no material permitted statutory accounting practices utilized by the Insurance Companies. During 1998, the NAIC approved the codification of statutory accounting practices. Codification will become effective for the year ended December 31, 2001. The Company has estimated that its total surplus, at December 31, 1999 would have increased by approximately $84 million if codified accounting rules, as currently stated, were effective. The primary items that would cause the increase are the elimination of excess of statutory reserves over statement reserves and the establishment of a net deferred tax asset.


Investments and Investment Results

         The investments of the Company are made by the Company's Chief Investment Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to alternative minimum tax liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 81% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was AA at December 31, 1999.

         The nominal average maturity of the bond portfolio is 16.3 years at December 31, 1999, but the call-adjusted average maturity of the portfolio is shorter, approximately 11.5 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was
7.8 years at December 31, 1999. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

Holdings of lower than investment grade bonds constitute approximately 1% of total investments. The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the Consolidated Statement of Income. During 1999, the Company realized a loss of approximately $6.0 million on one equity security where the decline in market value was considered other than temporary. Equity holdings consist primarily of perpetual preferred stocks and relatively high yielding electric utility common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

         The following table summarizes the investment results of the Company for the five years ended December 31, 1999.




                                                                 Year ended December 31,
                                                      ------------------------------------------------------------------------
                                                         1999(1)         1998(1)         1997(1)         1996(1)       1995
                                                         ----            ----            ----            ----          ----
                                                                                (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments 2)....                  $1,595,466       $1,473,843       $1,263,167       $970,677      $828,726
Net investment income:
       Before income taxes.........                      99,374           96,169           86,812         70,180        62,964
       After income taxes..........                      89,598           87,199           77,917         63,371        57,035
Average annual return on investments:
       Before income taxes.........                         6.2%             6.5%             6.9%           7.2%          7.6%
       After income taxes..........                         5.6%             5.9%             6.2%           6.5%          6.9%
Net realized investment gains
 (losses) after income taxes.......                      (7,754)          (2,552)           3,232         (2,062)          681
Net increase (decrease) in un-
 realized gains/losses on all invest-
  ments after income taxes..........                 $  (90,667)      $    5,065       $   27,175       $ (6,271)     $ 37,960

 (1) Includes AMI for the month of December 1996 and the full years 1997 through 1999.
 (2)  Fixed maturities and equities at cost.

         The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:


                                                                             December 31,
                                               -------------------------------------------------------------------------
                                                           1999                 1998                  1997
                                                   ------------------   -------------------    -------------------
                                                    Amortized Market      Amortized Market       Amortized Market
                                                    Cost       Value      Cost       Value       Cost       Value
                                                    ----       -----      ----       -----       ----       -----
                                                                        (Amounts in thousands)
Taxable Bonds................................  $   21,461   $   20,779  $   28,339  $   29,163   $   50,096  $   50,662
Tax-Exempt State and Municipal Bonds.........   1,300,896    1,269,604   1,174,630   1,251,475    1,021,259   1,085,613
Sinking Fund Preferred Stocks................      31,408       31,671      42,471      44,270       76,239      78,711
                                               ----------   ----------  ----------  ----------   ----------  ----------
   Total Fixed Maturity Investments..........   1,353,765    1,322,054   1,245,440   1,324,908    1,147,594   1,214,986

Equity Investments incl.
 Perpetual Preferred Stocks..................     238,856      209,843     220,449     219,745      169,943     173,522
Short-term Cash Investments..................      43,568       43,568      45,992      45,992       59,740      59,740
                                               ----------   ----------  ----------  ----------   ----------  ----------

Total Investments............................  $1,636,189   $1,575,465  $1,511,881  $1,590,645   $1,377,277  $1,448,248
                                               ==========   ==========  ==========  ==========   ==========  ==========

At December 31, 1999, the Company had a net unrealized loss on all investments of $60,724,000 before income taxes.

Competitive Conditions

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations, the Company in 1999 was the sixth largest writer of private passenger automobile insurance in California. All of the insurance companies having greater shares of the California market sell insurance either directly or through exclusive agents, rather than through independent agents.

     The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company's view, the overall profitability of the California marketplace during the past several years has created a favorable environment for automobile insurance writers. Many major automobile insurers have attempted to capitalize on the favorable climate by increasing their marketing efforts and reducing rates in attempts to capture more business. The Company believes that industry wide rate reductions have contributed to the deterioration of loss ratios in 1999 (See Operating Ratios -Loss and Expense). Consequently, the Company believes that competitors will be less likely to institute rate decreases in the near future than they have been over the last few years.

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

     The Company maintained property reinsurance under a treaty which was effective April 1, 1995 through December 31, 1998, with National Reinsurance Corporation, which is rated A+ by A.M. Best. The treaty provided $900,000 coverage in excess of $100,000 for each risk subject to a maximum of $2,700,000 for any one occurrence. A second layer of coverage provided an additional $1,000,000 in excess of the first $1,000,000 per risk subject to a maximum of $2,000,000 for any one occurrence. This treaty was replaced with Swiss Re effective January 1, 1999. The new treaty provides $750,000 coverage in excess of $250,000 for each risk subject to a maximum of $2,250,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk.

     Effective January 1, 2000, the Company maintains property and liability excess per risk coverage, through Swiss Re for its Florida homeowners line of business. The treaty provides $200,000 coverage in excess of $100,000 for each risk subject to a maximum of $600,000 for any one occurrence. A second layer of coverage provides an additional $1,200,000 in excess of the first $300,000 per risk subject to a maximum of $1,200,000 for any one occurrence.

     The Company maintains treaty reinsurance with Swiss Re, effective October 1, 1998, where risks written under personal umbrella policies are ceded to Swiss Re on a 100% quota share basis. The maximum coverage is $5 million per risk.

     Prior to 1998, the Company maintained catastrophe reinsurance for property and automobile physical damage business. Effective October 1, 1998, the Company did not renew this catastrophe reinsurance. The reinsurance program was not renewed because the Company believes it has adequate capitalization to absorb catastrophe losses in these lines. The Company periodically reviews its requirements for catastrophic reinsurance particularly in areas that are prone to catastrophes such as Florida and California. In addition, the Company expects a significant reduction in its catastrophe exposure from earthquakes due to the placement, beginning in the second quarter of 1998, of earthquake risks written in conjunction with California homeowners policies, with the California Earthquake Authority (CEA). See Regulation -California Earthquake Authority.

     ERC reinsures AMI through working layer treaties for property and casualty losses in excess of $200,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50% to 85% of the business written depending on the year the policy incepted. For policies effective on or after January 1, 1997, AMI is retaining the full exposure. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

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

     The Georgia DOI conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1997. The reports on the results of that examination recommended no adjustments to the statutory financial statements as filed by the Company. The Illinois DOI conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995. The reports on that audit have recommended no changes to the statutory financial statements as filed. The states of Oklahoma and Texas will also conduct periodic examinations of AMI.

     The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 1999 and 1998, those contributions amounted to $528,000 and $1,137,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

  Insurance Guarantee Association
  -------------------------------

     In 1969, the California Insurance Guarantee Association (the "Association") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 1% of its premiums written in the preceding year. There have been no assessments imposed during the past five years. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are subject to the provisions of similar insurance guaranty associations. No material assessments were imposed in the last five years in those states either.

  Holding Company Act
  -------------------

     The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the California DOI may examine the affairs of each company at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an "extraordinary" type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, andinvestments, in the net aggregate, involving more than the lesser of 3% of the Company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

     The insurance subsidiaries in Georgia, Illinois, Oklahoma and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act. Regulatory approval was obtained from California, Oklahoma and Texas before the acquisition of AMI was completed.

  Assigned Risks
  --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.6% of the direct automobile insurance premium written by the Company was for assigned risk business. In 1999, assigned risks represented 0.2% of total automobile direct premiums written and 0.3% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the California Insurance Code requires that rates established for the plan be adequate to support the plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995. The Commissioner approved a rate decrease of 28.3% effective February 1, 1999. Even with the rate decrease, the number of assignments was less in 1999 than in 1998. The Company attributes this decrease to the competitive voluntary market.

  California Automobile Insurance Low Cost Program
  ------------------------------------------------

     In 1999, California enacted a pilot low cost automobile program ("LCP") for low income good drivers in San Francisco City and County and Los Angeles County to be implemented by July 1, 2000. The program provides a low limit policy (bodily injury liability coverage of $10,000 per person and $20,000 per occurrence and property damage liability coverage of $3,000) that satisfies financial responsibility requirements, to those good drivers with income that does not exceed 150% of the federal poverty level.

     The LCP is administered by the California Automobile Assigned Risk Plan ("CAARP") which is the same entity that administers the assigned risk program for California. LCP policies will be assigned to insurance companies in proportion to each insurer's share of the California private passenger automobile insurance market. In addition, the Company will be assessed an annual fee to cover the costs of administering the program. The Company is not currently able to accurately assess the volume and profitability of this business or the amount of the assessments. The LCP will expire on January 1, 2004, unless reenacted by the California legislature.

  Automobile Insurance Rating Factor Regulations
  ----------------------------------------------

     Since 1989, California Proposition 103 has required that property and casualty insurance rates be approved by the Insurance Commissioner prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified three statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured's driving safety record, (2) the number of miles the insured drives annually, and (3) the number of years of driving experience of the insured. The law also gave the Insurance Commissioner discretion to adopt other factors by regulation that have a substantial relationship to risk of loss. The statute further provided that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver."

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

     In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations which replaced emergency regulations which have been in use since their issuance in 1989. They required all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. The Company submitted its new proposed rating plan in March 11, 1997.

     The Company's plan, and the new plans of most other California automobile insurers, were approved by the Department in October 1997. The Company's plan became effective October 1, 1997. The rate changes resulting from implementation of that plan have not materially affectedthe Company's competitive position or its profitability.

  California Financial Responsibility Law
  ---------------------------------------

     Effective January 1, 1997 California enacted a new law which requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if a driver is stopped for a traffic violation. Media attention to the new law resulted in a surge of new business applications during the first half of 1997. The renewal experience of this new business has been similarto that of the Company's existing business.

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

  Third Party "Bad Faith" Legislation
  -----------------------------------

     In October 1999, California enacted legislation to restore the right of an injured party to sue the responsible party's insurance company for alleged "bad faith" in resolving a claim. Under this legislation, such a lawsuit would be permitted only if the insurance company rejected a settlement offer, and the injured party obtained a larger judgement or arbitration award against the insured party. Unlike the "Royal Glove" doctrine that had been overturned by the California Supreme Court in 1988 (see "Loss and Loss Adjustment Expense Reserves" at pg. 4), the new legislation would not permit a third party plaintiff to sue an insurer for bad faith if the plaintiff had voluntarily agreed to a settlement. In addition, there could be no "bad faith" suits for claims under $50,000, if the parties agreed to an arbitration procedure.

     The new law was scheduled to take effect on January 1, 2000. In December 1999, however, referenda on this legislation qualified for the March 2000 ballot, thereby placing the laws "on hold" until after a vote on the legislation. At the election held on March 7, 2000, the California voters rejected this legislation.

     New legislation or voter proposed initiatives could be enacted to reinstate third party "bad faith" lawsuits. If such legislation is enacted, it could have a significant detrimental effect on the Company's operating results. This would particularly be the case if the Company had difficulty in implementing rate increases to compensate for increased loss costs.

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

     Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon information provided by the CEA, the Company's maximum total exposure to CEA assessments at October 28, 1999, is approximately $11.5 million.

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

     In October 1992, the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies approximately 81% of the facility and leases the remaining office space to others.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 16, 2000:

         Name                  Age             Position
         ----                  ---             --------
         George Joseph          78     Chairman of the Board and Chief
                                       Executive Officer
         Michael D. Curtius     49     President and Chief Operating Officer
         Cooper Blanton, Jr.    73     Executive Vice President
         Bruce E. Norman        51     Senior Vice President in charge of
                                       Marketing
         Joanna Y. Moore        44     Vice President and Chief Claims Officer
         Kenneth G. Kitzmiller  53     Vice President in charge of Underwriting
         Gabriel Tirador        35     Vice President and Chief Financial Officer
         Judy A. Walters        53     Vice President - Corporate Affairs and  Secretary
         Peter R. Simon         40     Vice President - Information Systems

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

     Mr. Tirador, Vice President and Chief Financial Officer, served as the Company's assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 as Vice President and Chief Financial Officer. Mr. Tirador has over thirteen years experience in the property and casualty insurance industry and is a Certified Public Accountant.

     Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President - Corporate Affairs in June 1998.

     Mr. Simon has been employed by the Company since 1980. He was named Vice President of Information Systems in December 1999.

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

         1998                                               High        Low
                                                            ----        ---

              1st Quarter..............................   $63.625    $46.000
              2nd Quarter..............................   $66.313    $58.250
              3rd Quarter..............................   $69.438    $36.563
              4th Quarter..............................   $45.625    $33.250

         1999                                             High       Low
                                                          ----       ---

              1st Quarter..............................   $45.500    $32.938
              2nd Quarter..............................   $39.625    $31.938
              3rd Quarter..............................   $35.938    $26.750
              4th Quarter..............................   $28.188    $21.063

         2000

              1st Quarter (January 1 - March 15).......   $24.938    $21.063

Dividends

         Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 1999 and 1998, the Company paid dividends on its common stock of $0.84 per share and $0.70 per share, respectively. On January 28, 2000, the Board of Directors declared a $.24 quarterly dividend payable on March 30, 2000 to stockholders of record on March 15, 2000.

         The common stock dividend rate has been increased sixteen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

         As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2000 of up to approximately $101 million. See Note 10 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

Shareholders of Record

         The approximate number of holders of record of the Company's common stock as of March 15, 2000 was 287. The approximate number of beneficial holders as of March 15, 2000 was 9,224 according to the Bank of New York, the Company's transfer agent.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------

                                                              Year ended December 31,
                                            ---------------------------------------------------------
                                               1999         1998        1997        1996        1995
                                               ----         ----        ----        ----        ----
                                               (Amounts in thousands, except per share data)
Income Data:
Premiums earned........................     $1,188,307  $1,121,584   $1,031,280  $754,724    $616,326
Net investment income..................         99,374      96,169       86,812    70,180      62,964
Realized investment gains(losses)......        (11,929)     (3,926)       4,973    (3,173)      1,048
Realized gain from sale of
  subsidiary...........................           --         2,586         --         --          --
Other..................................          4,924       5,710        4,881     3,233       3,341
                                            ----------  ----------   ----------  --------    --------

         Total Revenues................      1,280,676   1,222,123    1,127,946   824,964     683,679
                                            ----------  ----------   ----------  --------    --------
Losses and loss adjustment
  expenses.............................        789,103     684,468      654,729   501,858     416,556
Policy acquisition costs...............        267,399     252,592      224,883   160,019     128,743
Other operating expenses...............         50,675      44,941       33,579    24,493      22,017
Interest...............................          4,960       4,842        4,976     2,004       2,040
                                            ----------  ----------   ----------  --------    --------
         Total Expenses................      1,112,137     986,843      918,167   688,374     569,356
                                            ----------  ----------   ----------  --------    --------
Income before income taxes.............        168,539     235,280      209,779   136,590     114,323
Income taxes...........................         34,830      57,754       53,473    30,826      24,022
                                            ----------  ----------   ----------  --------    --------
Net Income.............................     $  133,709  $  177,526   $  156,306  $105,764    $ 90,301
                                            ==========  ==========   ==========  ========    ========

Per Share Data:
Basic earnings per share *.............     $     2.45  $     3.23   $     2.84  $   1.93    $   1.65
                                            ==========  ==========   ==========  ========    ========
Diluted earnings per share *...........     $     2.44  $     3.21   $     2.82  $   1.92    $   1.65
                                            ==========  ==========   ==========  ========    ========
Dividends paid *.......................     $      .84  $      .70   $      .58  $    .48    $    .40
                                            ==========  ==========   ==========  ========    ========

                                                                    December 31,
                                            ----------------------------------------------------------
                                               1999         1998        1997        1996        1995
                                               ----         ----        ----        ----        ----
                                                 (Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments..................         $1,575,465  $1,590,645   $1,448,248  $1,168,287 $  923,194
Premiums receivable................            115,654     107,950      104,216      83,748     58,902
Total assets.......................          1,906,367   1,877,025    1,725,532   1,419,927  1,081,656
Unpaid losses and loss adjustment
 expenses..........................            434,843     405,976      409,061     336,685    253,546
Unearned premiums..................            340,846     327,129      309,376     260,878    168,404
Notes payable......................             92,000      78,000       75,000      75,000     25,000
Deferred income tax liability
 (asset)...........................            (28,541)     22,639       19,722       6,349     10,158
Shareholders' equity...............            909,591     917,375      799,592     641,222    565,188
Book value per share*..............              16.73       16.80        14.51       11.69      10.34

*Adjusted for a two-for-one stock split effective September 1997.

___________________

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

       During 1999, approximately 92% of the Company's direct premiums written, including AMI, were derived from California.

       In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

       In February 1994, the California Insurance Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Several rate modifications were approved and made effective subsequent to May 1, 1994. A rate change made April 1, 1998, reduced rates by approximately 7% and was primarily made to improve Mercury's competitive position in the marketplace. Except for the April 1, 1998 rate change, the rate changes made over the last several years have been substantially revenue-neutral overall, with physical damage rates being increased and bodily injury liability rates decreased. The rate change made effective May 1, 1994 resulted in a substantial increase in new business being submitted to the Company. The subsequent rate modifications have allowed the Company to maintain growth in policy count. Since March 31, 1994, Private Passenger Automobile ("PPA") policies in force in California have increased from approximately 300,000 to 775,000 at December 31, 1999, an annual rate of increase of approximately 18%. Policy count growth for the year 1999 was at a 4% rate reflecting increased competition in the marketplace.

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

       The Company submitted a proposed rating plan in response to these regulations in March 1997. The Company's plan was approved by the California DOI and became effective October 1,

1997. Although the rate changes produced some minor dislocations, implementation of the new plan has not materially changed the Company's overall competitive position or its profitability.

Results of Operations

       Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
       ---------------------------------------------------------------------

       Premiums earned in 1999 of $1,188.3 million increased 5.9% and net premiums written in 1999 of $1,206.2 million increased 5.4% over amounts recorded in 1998. These premium increases were principally attributable to larger Florida private passenger automobile insurance volume, premiums from the California non-standard automobile policy introduced in late 1998 and sales of California homeowners insurance. The Company's core California private passenger automobile insurance lines achieved only modest premium growth, entirely attributable to a larger policy count, and AMI experienced a decline in its premium volume.

       The California private passenger automobile insurance marketplace continues to be extremely competitive which has placed downward pressure on rates. In April 1998, the Company reduced its average premium rate by 7%. Since 1999 was the first full year with the rate decrease in effect, average 1999 rates were lower than average 1998 rates. The Company has continued to increase its marketing efforts for both name recognition and lead generation purposes. Total amounts spent on advertising efforts during 1999 exceeded 1998 expenditures by approximately 70%. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate.

       The GAAP loss ratio in 1999 (loss and loss adjustment expenses related to premiums earned) was 66.4% compared with 61.0% in 1998. The less favorable loss ratio is primarily related to the rate decrease taken in April 1998 which had its full impact on the Company's results in 1999.

       The GAAP expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 26.8% in 1999 and 26.6% in 1998. The increase in the expense ratio was primarily attributable to increased expenses associated with the advertising program that were partially offset by decreased profit-related bonuses to agents.

       Total losses and expenses in 1999, excluding interest expense of $5.0 million, were $1,107.2 million, resulting in an underwriting gain for the period of $81.1 million, compared with an underwriting gain of $139.6 million in 1998.

       Investment income in 1999 was $99.4 million, compared with $96.2 million in 1998. The after-tax yield on average investments of $1,595.5 million (cost basis) was 5.62%, compared with 5.92% on average investments of $1,474.0 in 1998.

       The effective tax rate on investment income was 9.8% in 1999, compared to 9.3% in 1998. The higher tax rate in 1999 reflects a modest shift in the mix of the Company's equity investments from non-taxable to taxable issues. The redemption of bonds acquired during higher interest periods has been a negative influence on realized yields in each of the last several years. Due to a recent rising interest rate environment, the Company expects the impact of redemptions to be less significant in future periods. Bonds matured and called in 1999 totaled $49.2 million, compared to $65.3 million in 1998. Approximately $24.1 million of bonds are expected to mature or be called in 2000. Average yields being obtained during the first quarter of 2000 are 10 to 20 basis points higher than the average yield realized during 1999.

       Realized investment losses in 1999 were $11.9 million, compared with realized losses of $3.9 million in 1998. Included in realized losses for 1999 is a $6.0 million write-down of a preferred stock investment that became other than temporarily impaired during the third quarter of 1999.

       The income tax provision of $34.8 million in 1999 represented an effective tax rate of 20.7%, compared with an effective rate of 24.5% in 1998. The lower rate in 1999 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income, which is taxed at the full corporate rate of 35%.

       Net income in 1999 was $133.7 million or $2.44 per share (diluted), compared with $177.5 million or $3.21 per share (diluted), in 1998. Diluted per share results are based on 54.8 million average shares in 1999 and 55.4 million shares in 1998. Basic per share results were $2.45 in 1999 and $3.23 in 1998.

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

       The loss ratio in 1998 (loss and loss adjustment expenses related to premiums earned) was 61.0%, compared with 63.5% in 1997. The favorable loss experience was largely related to the effectiveness of Proposition 213, an initiative made effective January 1, 1997 which prohibits recovery of non-economic (pain and suffering) losses by uninsured motorists or drunk drivers injured in automobile accidents. The 7% rate reduction beginning on April 1, 1998 negatively affected the Company's loss ratio during a large portion of 1998. The full impact of the rate reduction on the Company's loss ratio will be felt in 1999 and succeeding periods.

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

       Investment income in 1998 was $96.2 million, compared with $86.8 million in 1997. The after-tax yield on average investments of $1,474.0 million (cost basis) was 5.92%, compared with 6.17% on average investments of a $1,263.2 million in 1997. The effective tax rate on investment income was 9.3% in 1998, compared to 10.3% in 1997. The lower tax rate in 1998 reflects the benefits derived from replacing taxable issues held in the AMI investment portfolio, when purchased in December 1996, to non-taxable issues throughout the 1997 and 1998 fiscal years. The redemption of bonds acquired during higher interest periods has been a negative influence on realized yields in each of the last several years and is expected to continue in 1999. Bonds matured and called in 1998 totaled $65.3 million, compared with $54.0 million in 1997.

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

Liquidity and Capital Resources

       Net cash provided from operating activities in 1999, was $188.9 million, while funds derived from the sale, redemption or maturity of investments was $558.3 million, of which approximately 80% was represented by the sale of equity securities. The amortized cost of fixed-maturity investments increased by $108.3 million during the year. Equity investments, including perpetual preferred stocks, increased by $18.4 million at cost, while short-term cash investments decreased by $2.4 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $112.9 million.

       The amortized cost of all investments held at market as "Available for Sale" exceeded the market value of $1,575.5 million at December 31, 1999 by $60.7 million. That unrealized loss, reflected in shareholders' equity, as Accumulated Other Comprehensive Loss, net of applicable tax effects, was $39.5 million at December 31, 1999 compared with an unrealized gain of $51.2 million at December 31, 1998. The decrease in market values since December 31, 1998 reflects principally the substantial increase in intermediate and long term interest rates during 1999.

       The Company's unrestricted cash and short term investments totaled $48.6 million at December 31, 1999. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of long term investments.

       Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. In 1995, the Company adopted a policy to place a small proportion of its investments in the taxable sector in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's. At December 31, 1999 bond holdings rated below investment grade totaled $16.3 million at market (cost $16.6 million), or 1% of total investments. The average rating of the $1,322.4 million bond portfolio (at amortized cost) was AA, while the average effective maturity, giving effect to anticipated early call, approximates 11.5 years. The modified duration of the bond portfolio at year-end was 7.8 years, reflecting the heavy weighting of high coupon issues, including housing issues subject to sinking funds, and other issues which are pre-refunded or are expected to be called prior to their maturity. Duration measures the length of time it takes to receive all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of high coupon revenue issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist largely of senior public utility issues. Fixed-maturity investments of $1,353.8 million (amortized cost), include $31.4 million (amortized cost) of sinking fund preferreds, principally utility issues. The cost of all fixed maturities exceeded market value by $31.7 million at December 31, 1999. The only securities held which may be considered derivatives are a small amount of adjustable rate preferred stocks.

       Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

       Equity holdings of $209.8 million at market (cost $238.9 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 23.1% of total shareholders' equity.

       The Company had outstanding debt at December 31, 1999 of $92 million. Of this amount, $75 million has been borrowed under a three year revolving credit bank loan. The loan agreement requires the Company to meet numerous affirmative and negative covenants. The proceeds of the loan were used to repay a prior loan and to acquire AMI, with the balance contributed as capital to AMI. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. Due to an increase in interest rate spreads in the loan syndication market during 1999, the Company did not extend the maturity for an additional one year period. The Company will reevaluate extending the current 2002 maturity date of this loan during 2000. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York rate (prime rate) or the Eurodollar London Interbank rate (LIBOR). Based on the current effective rates, the net interest cost on the loan approximates 6.53%.

       The Company also maintains a $100 million line of credit, of which $17 million was drawn on at December 31, 1999 and is due October 26, 2000. The line of credit may be used to fund the Company's stock repurchase program authorized by the Board of Directors in August 1998 as well as for general corporate purposes. Based on the current effective rates the net interest cost on the loan approximates 6.76%. The loan covenants are the same as the Company's $75 million loan discussed above. The Company plans to extend the maturity date of this loan during 2000.

       Under the stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General's common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of the $100 million credit facility and internal cash generation. During 1999, the Company purchased 371,200 shares of the common stock in the open market at an average price of $22.73. Since the inception of the program in 1998 through December 31, 1999, the Company has purchased 951,200 shares of common stock at an average price of $34.41. The shares purchased were retired.

       In March 1994, the Company's Employee Stock Ownership Plan ("the Plan") purchased 322,000 shares of Mercury General's common stock in the open market at a price of $14.875 per share, adjusted for the two-for-one stock split effective September 16, 1997. The purchases were funded by a five year term bank loan of $5.0 million to the Plan which is guaranteed by the Company. The shares have been allocated to employees over the amortization period of the loan, with the initial allocation made in December 1994. The remaining balance of the loan of $2.0 million was retired in March 1998 with the proceeds of contributions to the Plan by the Company for the year 1997, and the remaining unallocated shares were credited to employees' ESOP balances at December 31, 1997. In August 1998, the Plan purchased 115,000 shares of Mercury General's common stock in the open market at a price of $43.05 per share. The purchases were funded by a five year term bank loan of $5 million to the Plan which is guaranteed by the Company. The shares are being allocated to the employees over a five-year period, with the initial allocation made in December 1998. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the effective rate of interest on the loan, which, in 1999 was 6.47%.

       In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1999. Each of the companies' policyholders' surplus exceeded the highest level of minimum required capital.

       As of December 31, 1999, the Company had no material commitments for capital expenditures.

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

       Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon information provided by the CEA, the Company's maximum total exposure to CEA assessments at October 28, 1999, is approximately $11.5 million.

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $853.8 million at December 31, 1999, and net written premiums for the twelve months ended on that date of $1,206.2 million, the ratio of writings to surplus was approximately 1.4 to 1.

       Statement of Financial Accounting Standards No. 133 (SFAS NO. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The company is currently evaluating the impact that it will have on the Consolidated Financial Statements. The Company will adopt this new standard on January 1, 2001.

Year 2000

       The Year 2000 issue was the result of many computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that had date-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, or as no date. This could have resulted on and after January 1, 2000 in a system failure or miscalculations causing disruptions of operation.

       The Company incurred total costs of approximately $600,000 to modify its systems for Year 2000 compliance. The Company did not experience material Year 2000 problems and does not expect to incur any additional costs related to Year 2000 matters.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks
          -----------------------------------------------------------

       The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

       The Company invests its assets primarily in fixed maturity investments, which at December 31, 1999 comprised 84% of total investments at market value. Tax-exempt bonds represent 97% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities, consisting primarily of preferred stocks, account for 13% of total investments at market. The remaining 3% of the investment portfolio consists of highly liquid short-term investments which are primarily U.S. Treasury backed overnight repurchase agreements and short-term money market funds.

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

       The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company's investment philosophy has resulted in a portfolio with a moderate duration. This has exposed the portfolio to interest rate risk, which, in periods of rising interest rates, as was experienced during 1999, resulted in total pre-tax realized and unrealized losses of $111.1 million on the fixed maturity holdings.

       During 1999, higher market interest rates also increased the duration of the Company's fixed income portfolio. Bond investments made by the Company typically have call options attached, which increase the duration of the asset as rates increase. Consequently, the average modified duration of the portfolio increased from 5.8 years at December 31, 1998 to 7.8 years at December 31, 1999. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity portfolio would decrease by approximately $103.1million.

       At December 31, 1999, the Company's strategy for equity investments is a buy and hold strategy which focuses primarily on current income with a secondary focus on capital appreciation. The value of the equity investments consists of $49.4 million in common stocks and $160.4 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

       During 1999, higher interest rates, widening credit spreads and year-end tax loss selling adversely affected non-sinking fund preferred stock values. At December 31, 1999, the duration of the Company's non-sinking fund preferred stock portfolio was 11.5 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 1999 by approximately $18.4 million, everything else remaining the same.

       The remainder of the equity portfolio, representing 3% of total investments at market value, consists primarily of public utility common stocks. These assets are defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security's systematic (non-diversifiable) risk, which is the percentage change in an individual security's return for a 1% change in the return of the market. The average Beta for the Company's common stock holdings was 0.51. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $5.0 million.

Forward-looking statements

       The foregoing discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from the historical information contained herein and from those that may be expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the intense competition currently existing in the California automobile insurance markets, the success of the Company in integrating and profitably operating the business of AMI, and in expanding generally in Florida and other states outside of California, the impact of potential third party "bad-faith" legislation, the ability of the Company to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and to obtain similar rate approvals in other states and the level of investment yields obtainable in the Company's investment portfolio in comparison to recent yields, as well as the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes, particularly in California.

Quarterly Data

       Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands except per share data):

                                                    Quarter Ended
                                     ----------------------------------------
                                     March 31   June 30   Sept. 30    Dec. 31
                                     --------   -------   --------    -------
1999
----
Earned premiums...................   $290,518  $295,934   $300,070   $301,785
Income before income taxes........   $ 52,484  $ 41,086   $ 33,456   $ 41,513
Net income........................   $ 40,044  $ 32,961   $ 27,696   $ 33,008
Basic earnings per share..........   $    .73  $    .60   $    .51   $    .61
Diluted earnings per share........   $    .73  $    .60   $    .51   $    .60
Dividends declared per share......   $    .21  $    .21   $    .21   $    .21

1998
----
Earned premiums...................   $274,454  $278,768   $282,198   $286,164
Income before income taxes .......   $ 70,107  $ 67,966   $ 54,596   $ 42,611
Net income........................   $ 51,414  $ 50,255   $ 41,442   $ 34,415
Basic earnings per share..........   $    .93  $    .91   $    .75   $    .63
Diluted earnings per share........   $    .93  $    .90   $    .75   $    .63
Dividends declared per share......   $   .175  $   .175   $   .175   $   .175

Item 8.  Financial Statements
         --------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Page
Independent Auditors' Report..................................................     34
Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 1999 and 1998...........     35
       Consolidated Statements of Income for Each of the Years in the
        Three-Year Period Ended December 31, 1999.............................     36
       Consolidated Statements of Comprehensive Income for each of the
         Years in the Three-Year Period Ended December 31, 1999...............     37
       Consolidated Statements of Shareholders' Equity for Each of the
         Years in the Three-Year Period Ended December 31, 1999...............     38
       Consolidated Statements of Cash Flows for Each of the Years in
        the Three-Year Period Ended December 31, 1999.........................     39
       Notes to Consolidated Financial Statements.............................     41

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mercury General Corporation:

       We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Los Angeles, California
February 4, 2000

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

             AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                    ASSETS

                                                                   1999        1998
                                                                   ----        ----
Investments:
   Fixed maturities available for sale (amortized cost
    $1,353,765 in 1999 and $1,245,440 in 1998)...........       $1,322,054  $1,324,908
   Equity securities available for sale (cost $238,856
    in 1999 and $220,449 in 1998)........................          209,843     219,745
   Short-term cash investments, at cost, which approxi-
    mates market.........................................           43,568      45,992
                                                                ----------  ----------
              Total investments..........................        1,575,465   1,590,645
Cash.....................................................            8,052       1,887
Receivables:
   Premiums receivable...................................          115,654     107,950
   Premium notes.........................................           13,375      13,739
   Accrued investment income ............................           23,815      22,356
   Other.................................................           19,235      24,884
                                                                ----------  ----------
                                                                   172,079     168,929
Deferred policy acquisition costs .......................           63,975      61,947
Fixed assets, net .......................................           34,221      31,901
Current income taxes recoverable.........................            1,796       5,895
Deferred income taxes....................................           28,541         --
Other assets.............................................           22,238      15,821
                                                                ----------  ----------
                                                                $1,906,367  $1,877,025
                                                                ==========  ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses......................       $  434,843  $  405,976
Unearned premiums........................................          340,846     327,129
Notes payable............................................           92,000      78,000
Loss drafts payable......................................           40,063      38,433
Accounts payable and accrued expenses....................           53,121      53,196
Deferred income taxes....................................              --       22,639
Other liabilities........................................           35,903      34,277
                                                                ----------  ----------
              Total liabilities..........................          996,776     959,650
                                                                ----------  ----------
Shareholders' equity:
   Common stock without par value or stated value.
   Authorized 70,000,000 shares; issued and outstanding
   54,425,323 shares in 1999 and 54,684,438  in 1998.....           50,963      48,830
   Accumulated other comprehensive income (loss).........          (39,471)     51,196
   Unearned ESOP compensation............................           (3,000)     (4,000)
   Retained earnings.....................................          901,099     821,349
                                                                ----------  ----------
              Total shareholders' equity.................          909,591     917,375
                                                                ----------  ----------
   Commitments and contingencies ........................
                                                                $1,906,367  $1,877,025
                                                                ==========  ==========

  See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      Three years ended December 31, 1999

             Amounts expressed in thousands, except per share data

                                                       1999         1998        1997
                                                       ----         ----        ----
Revenues:
  Earned premiums...............................    $1,188,307   $1,121,584  $1,031,280
  Net investment income ........................        99,374       96,169      86,812
  Net realized investment gains (losses)........       (11,929)      (3,926)      4,973
  Net realized gain from sale of subsidiary.....           --         2,586         --
  Other.........................................         4,924        5,710       4,881
                                                    ----------   ----------  ----------

       Total revenues...........................     1,280,676    1,222,123   1,127,946
                                                    ----------   ----------  ----------

Expenses:
  Losses and loss adjustment expenses...........       789,103      684,468     654,729
  Policy acquisition costs .....................       267,399      252,592     224,883
  Other operating expenses......................        50,675       44,941      33,579
  Interest .....................................         4,960        4,842       4,976
                                                    ----------   ----------  ----------

       Total expenses...........................     1,112,137      986,843     918,167
                                                    ----------   ----------  ----------

  Income before income taxes....................       168,539      235,280     209,779

Income taxes ...................................        34,830       57,754      53,473
                                                    ----------   ----------  ----------

  Net income....................................    $  133,709   $  177,526  $  156,306
                                                    ==========   ==========  ==========

Basic earnings per share........................    $     2.45   $     3.23  $     2.84
                                                    ==========   ==========  ==========

Diluted earnings per share......................    $     2.44   $     3.21  $     2.82
                                                    ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      Three Years ended December 31, 1999

                        Amounts expressed in thousands

                                                              1999        1998       1997
                                                              ----        ----       ----
Net income.............................................     $133,709    $177,526   $156,306

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period...................................     (146,637)     12,397     44,185
      Less: reclassification adjustment for net
       losses (gains) included in net income...........        7,149      (4,605)    (2,377)
                                                            --------    --------   --------
      Other comprehensive income (loss),
       before tax......................................     (139,488)      7,792     41,808

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period..........      (51,323)      4,339     15,465
Income tax expense (benefit) related to
 reclassification adjustment for (gains) losses
 included in net income................................        2,502      (1,612)      (832)
                                                            --------    --------   --------

Comprehensive income, net of tax.......................     $ 43,042    $182,591   $183,481
                                                            ========    ========   ========

See accompanying notes to consolidated financial statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three years ended December 31, 1999

                        Amounts expressed in thousands

                                                              1999       1998      1997
                                                              ----       ----      ----
Common stock, beginning of year.......................     $ 48,830   $ 47,412  $ 42,644
Proceeds of stock options exercised...................          565      1,216       999
Tax benefit on sales of incentive stock
 options..............................................          152        748       401
Release of common stock by the ESOP...................         (254)       (30)    3,368
Purchase and retirement of common stock...............         (330)      (516)      --
Issuance of restricted common stock...................        2,000        --        --
                                                           --------   --------  --------
Common stock, end of year.............................       50,963     48,830    47,412
                                                           --------   --------  --------

Accumulated other comprehensive income, beginning
 of year..............................................       51,196     46,131    18,956
Net increase (decrease) in other comprehensive
 income...............................................      (90,667)     5,065    27,175
                                                           --------   --------  --------
Accumulated other comprehensive income (loss),
 end of year..........................................      (39,471)    51,196    46,131
                                                           --------   --------  --------

Unearned ESOP compensation, beginning of year.........       (4,000)      --      (2,000)
Unearned ESOP compensation relating to common
 stock purchases by ESOP..............................         --       (5,000)      --
Amortization of unearned ESOP compensation............        1,000      1,000     2,000
                                                           --------   --------  --------
Unearned ESOP compensation, end of year...............       (3,000)    (4,000)      --
                                                           --------   --------  --------

Retained earnings, beginning of year..................      821,349    706,049   581,622
Purchase and retirement of common stock...............       (8,105)   (23,775)      --
Net income............................................      133,709    177,526   156,306
Dividends paid to shareholders........................      (45,854)   (38,451)  (31,879)
                                                           --------   --------  --------
Retained earnings, end of year........................      901,099    821,349   706,049
                                                           --------   --------  --------

       Total shareholders' equity.....................     $909,591   $917,375  $799,592
                                                           ========   ========  ========

         See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1999
                        Amounts expressed in thousands

                                                                      1999        1998       1997
                                                                      ----        ----       ----
Cash flows from operating activities:
   Net income..................................................    $ 133,709   $ 177,526  $ 156,306
   Adjustments to reconcile net income to net cash
    provided from operating activities:
   Increase (decrease) in unpaid losses and loss
    adjustment expenses........................................       28,867      (3,085)    72,376
   Increase in unearned premiums...............................       13,717      17,753     48,498
   Decrease (increase) in premium notes receivable.............          364        (177)    (1,167)
   Increase in premiums receivable.............................       (7,704)     (3,734)   (20,468)
   Increase in deferred policy acquisition costs...............       (2,028)     (4,683)   (10,481)
   Increase in loss drafts payable.............................        1,630       6,375      3,026
   (Decrease) increase in accrued income taxes, excluding
     deferred tax on change in unrealized gain.................        1,577      (8,957)       469
   Increase (decrease) in accounts payable and accrued
    expenses...................................................       (1,223)      2,801     17,553
   Depreciation................................................        6,896       5,444      5,157
   Net realized investment (gains) losses......................       11,929       3,926     (4,973)
   Net realized gain from sale of subsidiary...................           --      (2,586)        --
   Bond accretion, net.........................................       (5,450)     (4,146)    (2,295)
   Other, net..................................................        6,641       6,030      8,479
                                                                   ---------   ---------  ---------
           Net cash provided from operating activities.........      188,925     192,487    272,480
Cash flows from investing activities:
    Fixed maturities available for sale:
     Purchases.................................................     (215,960)   (295,723)  (362,932)
     Sales.....................................................       54,537     111,779     71,313
     Calls or maturities.......................................       58,411      84,445     72,515
    Equity securities available for sale:
     Purchases.................................................     (475,525)   (800,620)  (608,260)
     Sales.....................................................      445,330     745,275    590,155
    Proceeds from sale of subsidiary less cash
     transferred...............................................         --        11,018        --
    Concord transaction (See note 8)...........................       (3,665)        --         --
    Decrease (increase) in receivable from securities..........          613        (347)    (3,274)
    Decrease in short-term cash investments,
     net.......................................................        2,424      12,059      6,327
    Purchase of fixed assets...................................       (9,268)     (7,164)    (6,854)
    Sale of fixed assets.......................................          916         444      1,165
                                                                   ---------   ---------  ---------
           Net cash used in investing activities...............    $(142,187)  $(138,834) $(239,845)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                              1999       1998       1997
                                                              ----       ----       ----
Cash flows from financing activities:
   Additions to notes payable........................      $ 17,000   $  3,000    $    --

   Principal payments on notes payable...............        (3,000)      --           --
   Payment of American Mercury Insurance Company
    indemnification holdback.........................          --         --        (1,750)
   Dividends paid to shareholders....................       (45,854)   (38,451)    (31,879)
   Proceeds from stock options exercised.............           717      1,965       1,400
   Purchase and retirement of common stock...........        (8,436)   (24,291)        --
   Net increase (decrease) of ESOP loan..............        (1,000)     3,000      (1,000)
                                                           --------   --------    --------
            Net cash used in financing activities....       (40,573)   (54,777)    (33,229)
                                                           --------   --------    --------
   Net increase (decrease) in cash...................         6,165     (1,124)       (594)
   Cash:
     Beginning of the year...........................         1,887      3,011       3,605
                                                           --------   --------    --------
     End of the year.................................      $  8,052   $  1,887    $  3,011
                                                           ========   ========    ========

  See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

(1)    Significant Accounting Policies

  Principles of Consolidation and Presentation

       The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 1999 and 1998 over 90% of the net written premiums were from California.

       The consolidated financial statements include the accounts of Mercury General Corporation (the Company or MGC) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia, Mercury Indemnity Company of Illinois, American Mercury Insurance Company (AMIC), Cimarron Insurance Company, Inc., AFI Management Company, Inc. (AFIMC), and American Mercury Lloyds Insurance Company
(AML). AML is not owned by MGC, but is controlled by MGC through its attorney-in -fact, AFIMC. American Mercury MGA, Inc. (AMMGA),is a wholly owned subsidiary of AMIC. The 1998 financial statements include the results of Cimarron Insurance Company through June 5, 1998, the date it was sold to an unrelated party. This sale is discussed further in Note 9. Effective October 31, 1999 the financial statements also include Concord Insurance Services, Inc., ("Concord") a Texas insurance agency controlled by MGC. Concord is discussed further in Note 8. All of the subsidiaries as a group, including AML, but excluding AFIMC, AMMGA, and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

                          December 31, 1999 and 1998

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

       In most cases, the market valuations were drawn from standard trade data sources. In no case were any valuations made by the Company's management. Equity holdings, including nonsinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date.

       Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity as accumulated other comprehensive income, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method. Included in realized losses for 1999 is a $6.0 millionwrite-down of a preferred stock investment that became other than temporarily impaired during the third quarter of 1999.

  Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under Statement of Financial Accounting Standards No. 115 (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities", the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The estimated fair value of notes payable equals their carrying value, which was based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The terms of the notes are discussed in Note 5.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(1)    Significant Accounting Policies (Continued)

  Premium Income Recognition

       Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

       Net premiums written during 1999, 1998 and 1997 were $1,206,171,000, $1,144,051,000, and $1,086,241,000, respectively.

       One agent produced direct premiums written of approximately 19%, 19% and 18% of the Company's total direct premiums written during 1999, 1998 and 1997, respectively. This agency was sold during 1998 to a large national broker. The buyer has continued producing business for the Company at levels consistent with recent prior years' premium levels. No other agent accounted for more than 2% of direct premiums written.

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

  Deferred Policy Acquisition Costs

       Acquisition costs related to unearned premiums, which consist of commissions, premium taxes and certain other underwriting costs, which vary directly with and are directly related to the production of business, are deferred and amortized to income ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

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

  Depreciation

       Buildings and furniture and equipment are depreciated over 30-year and 3-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method.

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

                          December 31, 1999 and 1998

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

  Segment Reporting

       Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way information about operating segments is reported in financial statements. The Company does not have any operations that require separate disclosure as operating segments.

  Recently Issued Accounting Standards

       Statement of Position 97-3 (SOP 97-3), "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", provides guidance on the timing of recognition and measurement of liabilities for insurance related assessments. SOP 97-3 prescribes liability recognition when three conditions are met: (1) an assessment has been imposed or information available prior to the issuance of the financial statements indicates that it is probable that an assessment will be imposed, (2) the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements and
(3) the amount of the assessment can be reasonably estimated. It is effective for financial statements with fiscal years beginning after December 15, 1998. The Company initially adopted SOP 97-3 in 1999 with no impact to the Financial Statements.

       Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed computer software be capitalized. The implementation of SOP 98-1 in 1999 provided less than a $.01 contribution to 1999 earnings per share (diluted).

       Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that it will have on the Consolidated Financial Statements. The Company will adopt this new Standard on January 1, 2001.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(1)    Significant Accounting Policies (Continued)

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

  Statements of Cash Flows

       At December 31, 1999, the cash balance includes $3,000,000 of restricted cash related to the Concord transaction (See Note 8).

       Interest paid during 1999, 1998, and 1997 was $4,758,000, $4,494,000 and
$5,077,000, respectively. Income taxes paid were $33,102,000 in 1999, $65,984,000 in 1998 and $52,611,000 in 1997.

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

  Stock-Based Compensation

       The Company accounts for stock-based compensation under the accounting methods prescribed

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(1)  Significant Accounting Policies (Continued)

by Accounting Principles Board (APB) Opinion No. 25, as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123). Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Note 14.

 Reclassifications

       Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)  Investments and Investment Income

       A summary of net investment income is shown in the following table:

                                                           Year ended December 31,
                                                           (Amounts in thousands)
                                                       -----------------------------
                                                          1999      1998       1997
                                                          ----      ----       ----
Interest and dividends on fixed maturities........     $ 78,559   $75,602    $67,948
Dividends on equity securities....................       18,885    18,027     16,317
Interest on short-term cash investments...........        2,840     3,460      3,321
                                                        -------   -------    -------
       Total investment income....................      100,284    97,089     87,586
Investment expense................................          910       920        774
                                                       --------   -------    -------
       Net investment income......................     $ 99,374   $96,169    $86,812
                                                       ========   =======    =======

       A summary of net realized investment gains (losses) is as follows:

                                                           Year ended December 31,
                                                           (Amounts in thousands)
                                                       -----------------------------
                                                          1999      1998       1997
                                                          ----      ----       ----
Net realized investment gains (losses):
       Fixed maturities..........................      $     67   $   914    $ 1,400
       Equity securities.........................       (11,996)   (4,840)     3,573
                                                       --------   -------    -------
                                                       $(11,929)  $(3,926)   $ 4,973
                                                       ========   =======    =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(2) Investments and Investment Income (Continued)

       Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

                                                           Year ended December 31,
                                                           (Amounts in thousands)
                                                       ------------------------------
                                                         1999       1998       1997
                                                         ----       ----       ----
Fixed maturities available for sale:
       Gross realized gains......................      $    865   $   394    $   849
       Gross realized losses.....................          (259)     (370)      (389)
                                                       --------   -------    -------
             Net.................................      $    606   $    24    $   460
                                                       ========   =======    =======

Equity securities available for sale:
       Gross realized gains......................      $  5,506   $ 9,452    $ 7,257
       Gross realized losses.....................       (11,536)  (14,166)    (3,565)
                                                       --------   -------    -------
             Net.................................      $ (6,030)  $(4,714)   $ 3,692
                                                       ========   =======    =======

       A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

                                                          Year ended December 31,
                                                          (Amounts in thousands)
                                                       -----------------------------
                                                         1999       1998       1997
                                                         ----       ----       ----
Net increase (decrease) in net unrealized
 investment gains and losses:
       Fixed maturities available for sale........     $(111,179)  $12,076   $38,077
       Income tax expense (benefit)...............       (38,912)    4,227    13,327
                                                       ---------   -------   -------
                                                       $ (72,267)  $ 7,849   $24,750
                                                       =========   =======   =======

       Equity securities..........................     $ (28,309)  $(4,283)  $ 3,731
       Income tax expense (benefit)...............        (9,909)   (1,499)    1,306
                                                       ---------   -------   -------
                                                       $ (18,400)  $(2,784)  $ 2,425
                                                       =========   =======   =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(2)    Investments and Investment Income (Continued)

Accumulated unrealized gains and losses on securities available for sale is as follows:

                                                                       December 31,
                                                                  (Amounts in thousands)
                                                                  ----------------------
                                                                     1999         1998
                                                                     ----         ----
Fixed maturities available for sale:
       Unrealized gains.......................................    $ 21,193     $ 80,651
       Unrealized losses......................................     (52,904)      (1,183)
       Tax effect.............................................      11,099      (27,814)
                                                                  --------     --------
                                                                  $(20,612)    $(51,654)
                                                                  --------     --------

Equity securities available for sale:
       Unrealized gains.......................................    $  1,817     $  5,934
       Unrealized losses......................................     (30,830)      (6,638)
       Tax effect.............................................      10,154          246
                                                                  --------     --------
                                                                  $(18,859)    $   (458)
                                                                  ========     ========

         Net unrealized investment gains (losses)
          (classified as accumulated other comprehensive
          income/(loss) on the balance sheet).................    $(39,471)    $ 51,196
                                                                  ========     ========

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1999 are as follows:

                                                              Gross       Gross     Estimated
                                                 Amortized  Unrealized  Unrealized    Market
                                                    Cost      Gains       Losses      Value
                                                 ---------  ----------  ----------  ---------
                                                            (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies..............      $    8,354    $     20    $   179   $    8,195
Obligations of states and political
  subdivisions...........................       1,307,893      20,548     52,209    1,276,232
Corporate securities.....................           6,110           1        154        5,957
Redeemable preferred stock...............          31,408         624        362       31,670
                                               ----------    --------    -------   ----------
     Totals..............................      $1,353,765    $ 21,193    $52,904   $1,322,054
                                               ==========    ========    =======   ==========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(2)    Investments and Investment Income (Continued)

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1998 are as follows:

                                                              Gross        Gross    Estimated
                                                Amortized   Unrealized  Unrealized   Market
                                                  Cost        Gains        Losses     Value
                                                ---------   ----------  ----------  ---------
                                                           (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies..............      $   10,206    $    223    $     1   $   10,428
Obligations of states and political
  subdivisions...........................       1,179,043      78,003        933    1,256,113
Public utilities.........................             881          55         --          936
Corporate securities.....................          12,839         336         14       13,161
Redeemable preferred stock...............          42,471       2,034        235       44,270
                                               ----------    -------     -------   ----------
    Totals...............................      $1,245,440    $ 80,651    $ 1,183   $1,324,908
                                               ==========    ========    =======   ==========

Traditionally, it has been the Company's policy not to invest in high yield or non-investment grade bonds. In 1995, the Company adopted a policy allowing a small percentage of its investments to be placed in bonds rated lower than investment grade, but not lower than Ba by Moody's or BB by Standard & Poor's.

       At December 31, 1999 bond holdings rated below investment grade totaled approximately 1% of total investments. The average Standard and Poor's rating of the bond portfolio is AA. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                          Amortized      Market
                                                            Cost         Value
                                                          ---------    ---------
                                                          (Amounts in thousands)
                                                          ----------------------
Fixed maturities available for sale:
   Due in one year or less ........................    $   17,480      $   17,657
   Due after one year through five years...........        21,756          22,074
   Due after five years through ten years..........        89,126          89,847
   Due after ten years.............................     1,225,403       1,192,476
                                                       ----------      ----------
                                                       $1,353,765      $1,322,054
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

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(3)    Fixed Assets

  A summary of fixed assets follows:

                                                         December 31,
                                                   (Amounts in thousands)
                                                   ----------------------
                                                       1999        1998
                                                       ----        ----
          Land.............................         $ 6,084     $ 6,084
          Buildings........................          22,932      22,461
          Furniture and equipment..........          40,413      33,120
          Leasehold improvements...........             565         410
                                                    -------     -------
                                                     69,994      62,075
          Less accumulated depreciation....         (35,773)    (30,174)
                                                    -------     -------
          Net fixed assets.................         $34,221     $31,901
                                                    =======     =======

(4)    Deferred Policy Acquisition Costs

       Policy acquisition costs incurred and amortized are as follows:

                                                 Year ended December 31,
                                                 (Amounts in thousands)
                                              ------------------------------
                                                 1999      1998       1997
                                                 ----      ----       ----
Balance, beginning of year.................   $ 61,947  $ 57,264  $  46,783
Costs deferred during the year.............    269,427   257,275    235,364
Amortization charged to expense............   (267,399) (252,592)  (224,883)
                                               -------   -------  ---------
Balance, end of year.......................   $ 63,975  $ 61,947  $  57,264
                                              ========  ========  =========

(5)    Notes Payable
       Notes payable at December 31, 1999 consist of two revolving credit facilities with a consortium of banks. A November 21, 1996 credit facility provides for an aggregate commitment of $75 million, of which $75 million has been drawn and is outstanding. The $75 million notes are due November 21, 2002. This due date may be extended annually for additional periods of one year to maintain the three-year maturity date. The other outstanding debt consists of a 364 day $100 million line of credit dated October 28, 1999. The outstanding draw at December 31, 1999 on this line of credit is $17 million and is due on October 26, 2000.

       The $75 million and $100 million credit facilities are subject to a commitment fee on the undrawn balances of 0.15% and 0.125%, respectively. In addition, the $100 million credit facility imposes a utilization fee of 0.05% on the outstanding debt of both lines of credit if the aggregate principal outstanding balance of both lines of credit exceeds 66 2/3% of the sum of the aggregate commitments. For both debts, the interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York prime rate or the Eurodollar London

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998


(5)   Notes Payable (Continued)

Interbank rate (LIBOR). Based on current effective rates, net interest cost on the $75 million loan and the $17 million draw at December 31, 1999 is approximately 6.53% and 6.76%, respectively.

      The terms of the loan agreements include certain affirmative and negative covenants, all of which are met by the Company at December 31, 1999.

(6)   Income Taxes

      The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:


                                                      Year ended December 31,
                                                       (Amounts in thousands)
                                                      -----------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
      Federal
          Current................................   $36,535   $57,237   $54,447
          Deferred...............................    (2,123)      190    (1,265)
                                                     ------    ------    ------
                                                    $34,412   $57,427   $53,182
                                                     ======    ======    ======
      State


          Current................................   $   418   $   327   $   291
          Deferred...............................        --        --        --
                                                     ------    ------    ------
                                                    $   418   $   327   $   291
                                                     ======    ======    ======

      Total
          Current................................   $36,953   $57,564   $54,738
          Deferred...............................    (2,123)      190    (1,265)
                                                     ------    ------    ------
               Total.............................   $34,830   $57,754   $53,473
                                                     ======    ======    ======


      The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:


                                                      Year ended December 31,
                                                      (Amounts in  thousands)
                                                      ------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Computed tax expense at 35% .....................  $ 58,989  $ 82,348  $ 73,423
Tax-exempt interest income.......................   (25,398)  (23,496)  (19,188)
Dividends received deduction.....................    (3,953)   (5,437)   (5,389)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after
 August 7, 1986                                       4,348     4,245     3,640
Other, net.......................................       844        94       987
                                                     ------    ------    ------
     Income tax expense .........................  $ 34,830  $ 57,754  $ 53,473
                                                     ======    ======    ======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(6)   Income Taxes (Continued)

      The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:


                                                              December 31,
                                                        (Amounts in thousands)
                                                       ------------------------
                                                              1999       1998
                                                              ----       ----
Deferred tax assets
       20% of net unearned premium                         $ 24,264   $ 22,951
       Tax asset on net unrealized loss on
        securities carried at market value........           21,253         --
       Discounting of loss reserves and salvage
        and subrogation recoverable for tax
      purposes....................................            8,383      6,732
       Write-down of other than temporarily
        impaired investments......................            2,116         --
       Other deferred tax assets..................            1,172      1,101
                                                           --------   --------
         Total gross deferred tax assets..........           57,188     30,784
          Less valuation allowance................               --         --
                                                           --------   --------
          Net deferred tax assets.................           57,188     30,784
                                                           --------   --------

Deferred tax liabilities
       Deferred acquisition costs                           (22,391)   (21,681)
       Tax liability on net unrealized gain on
        securities carried at market value........               --    (27,567)
       Tax depreciation in excess of book
        depreciation..............................           (1,351)    (1,545)
       Accretion on bonds.........................           (2,008)    (1,467)
       Other deferred tax liabilities.............           (2,897)    (1,163)
                                                           --------   --------
         Total gross deferred tax liabilities.....          (28,647)   (53,423)
                                                           --------   --------
         Net deferred tax assets (liabilities)....         $ 28,541   $(22,639)
                                                           ========   ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998


(7)    Reserves for Losses and Loss Adjustment Expenses

       Activity in the reserves for losses and loss adjustment expenses is summarized as follows:


                                                       Year ended December 31,
                                                       (Amounts in thousands)
                                                       ----------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
       Gross reserves for losses and loss
        adjustment expenses at beginning of year.. $405,976  $409,061  $336,685
       Less reinsurance recoverable...............  (20,160)  (22,791)  (24,931)
                                                    -------   -------   -------
       Net reserves, beginning of year............  385,816   386,270   311,754

       Incurred losses and loss adjustment
         expenses related to:
           Current year...........................  781,316   693,877   641,911
           Prior years............................    7,787    (9,409)   12,818
                                                    -------   -------   -------
       Total incurred losses and loss adjustment
        expenses..................................  789,103   684,468   654,729
                                                    -------   -------   -------

       Loss and loss adjustment expense
         payments related to:
           Current year...........................  492,314   437,612   373,823
           Prior years............................  263,805   247,310   206,390
                                                    -------   -------   -------
       Total payments.............................  756,119   684,922   580,213
                                                    -------   -------   -------

       Net reserves for losses and loss adjustment
        expenses at end of year...................  418,800   385,816   386,270
       Reinsurance recoverable....................   16,043    20,160    22,791
                                                    -------   -------   -------
       Gross reserves, end of year................ $434,843  $405,976  $409,061
                                                    =======   =======   =======

       Increases in prior years incurred losses in 1999 relate to a reduction in the Company's estimate of the decrease in average bodily injury cost per claim. In prior years, the average bodily injury cost had trended downward and the Company had factored this trend into its 1998 year-end reserve estimates. The actual amount of reduction in average claim costs proved to be less when developed through year-end 1999 than was originally anticipated at year-end 1998.

       Decreases in prior years incurred losses in 1998 reflects the favorable loss experience during these years attributed to a number of combined factors which have produced favorable frequency and severity trends.

       The increase in prior years incurred losses in 1997 reflects increases in the Company's estimate of loss adjustment expenses.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(8) Concord Transaction

     In December 1999, the Company completed a transaction that, in effect, transferred control of Concord Insurance Services, Inc. ("Concord"), a Texas insurance agency headquartered in Houston, Texas, to the Company. The effective date of the transaction was October 31, 1999. Concords' results of operations, which are not material to the Company, are included in the Consolidated Financial Statements of the Company effective October 31, 1999.

     Concord produces annually approximately $20 million of non-standard auto business in the state of Texas and performs all duties associated with an insurance company, including underwriting and claims management. However, Concord as an agent assumes no underwriting risk. Through December 31, 1999, the Concord business was assumed 100% by an unaffiliated reinsurer. Effective January 1, 2000, the Company replaced Concord's existing reinsurer (for new and renewal business) and is assuming 100% of the risks produced by Concord. The Company plans to expand Concord's product line.

     The transaction was accounted for using the purchase method of accounting, and resulted in an immaterial amount of goodwill that will be amortized using the straight-line method over a ten-year period.

(9)  Sale of Subsidiary

     In June 1998, the Company sold its 100% interest in Cimarron Insurance Company for $11.1 million in cash. The Company realized a pre-tax gain of approximately $2.6 million on this transaction.

     Cimarron ceased writing new business in 1997 and all renewal business was underwritten and retained by American Mercury Insurance Company. The consolidated results for 1998 include $0.2 million of revenue and $0.1 million of net income from the operations of Cimarron up to the sale date of June 5, 1998.

(10) Dividend Restrictions

     The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 2000, the direct insurance subsidiaries of the Company are permitted to pay approximately $101 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends.

                         MERCURY GENERAL CORPORATION
                           AND SUBSIDIARIES NOTES TO

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(11)  Statutory Balances and Accounting Practices

     The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1999, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

     The Insurance Companies' statutory net income, as reported to regulatory authorities, was $135,667,000, $173,473,000 and $147,255,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 1999 and 1998 was $853,794,000 and $767,223,000,
respectively.

     The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 1999 according to the formula issued by the NAIC. Each of the companies' policyholders' surplus exceeded the highest level of minimum required capital.

  Codification (unaudited)

     During 1998, the NAIC approved the codification of statutory accounting practices. Codification will become effective for the year ended December 31, 2001. The Company has estimated that its total surplus, at December 31, 1999 would have increased by approximately$84 million if codified accounting rules, as currently stated, were effective. The primary items that would cause the increase are the elimination of excess of statutory reserves over statement reserves and the establishment of a net deferred tax asset.

(12) Commitments and Contingencies

     The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2008. Total rent expense under these lease agreements, all of which are operating leases, was $3,320,000,$2,074,000 and $1,885,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Mercury Casualty Company will receive minimum future rentals on various noncancellable operating leases on a building in Brea, California. The annual rental commitments, expressed in thousands, are shown as follows:


                                         Rent        Rent
               Year                     Expense     Income
               ----                     -------     ------
               2000.................... $3,577      $(186)
               2001.................... $3,121         --
               2002.................... $2,330         --
               2003.................... $1,393         --
               2004.................... $1,176         --
               Thereafter.............. $3,784         --

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                     December 31, 1999 and 1998

(12)   Commitments and Contingencies (Continued)

       The Company and its subsidiaries are defendants in various lawsuits generally incidental to their business. In most of these actions, plaintiffs assert claims for exemplary and punitive damages which are not insurable under California judicial decisions. The Company vigorously defends these actions unless a reasonable settlement appears appropriate. Management does not expect the ultimate disposition of these lawsuits to have a material effect on the Company's consolidated operations or financial position.

(13)   Profit Sharing Plan

       The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,100,000 for each plan year ended December 31, 1999 and 1998 and $1,000,000 for the plan year ended December 31, 1997.

       The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $1,878,000, $1,648,000, and $1,349,000 for the plan years ended December 31,
1999, 1998 and 1997.

       Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (ESOP) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP, which was $4,000,000, $5,000,000, and $2,000,000 at December 31, 1999, 1998 and 1997,
respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $746,000, $970,000, and $5,368,000 in 1999, 1998 and 1997, respectively. The ESOP shares as of December 31 were as follows:

                         MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Continued) December 31, 1999 and 1998


(13)   Profit Sharing Plan (Continued)
                                                    1999           1998
                                                    ----           ----
     Allocated shares                              23,000            --
     Shares committed-to-be released               23,000         23,000
     Unreleased shares                             69,000         92,000
                                                ---------      ---------
     Total ESOP shares                            115,000        115,000
                                               ==========      =========
     Market value of unreleased shares at
      December 31,                             $1,535,000     $4,031,000
                                                =========      =========

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

       In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the Company's 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 1999 no awards other than options have been granted.

       As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $542,000, $454,000, and $363,000 in 1999, 1998 and 1997,
respectively, and earnings per share (basic and diluted) would have been reduced by .01 in 1999 and 1998 and would have remained the same in 1997. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 3.8 percent for 1999 and 2.0 percent for prior years, expected volatility of 31.6 percent in 1999, 32.7 percent for 1998 and 30 percent for 1997 and expected lives of 7 years for all years. The risk-free interest rates used were 5.6 percent for the options granted during 1999, 5.4 percent for the options granted during 1998, and 6.4 percent for the options granted during 1997.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998


(14)   Common Stock(Continued)

       A summary of the status of the Company's plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                        1999                  1998                   1997
                                                 -------------------    -------------------    -------------------
                                                            Weighted             Weighted               Weighted
                                                             Average              Average                Average
                                                            Exercise             Exercise               Exercise
                                                   Shares    Price       Shares    Price       Shares     Price
                                                  -------  ---------    -------  ----------   -------   ----------
Outstanding at beginning of year                  539,146   $20.575     629,621     $16.269    717,350   $14.452
Granted during the year                           102,100    28.800      73,000      45.385     45,000    27.406
Exercised during the year                         (37,371)   15.129    (144,475)     10.329   (116,729)    8.553
Canceled or expired                                (6,000)   15.625     (19,000)     51.484    (16,000)   21.750
                                                  -------               -------                -------
Outstanding at end of year                        597,875    22.370     539,146      20.575    629,621    16.269
                                                  =======               =======                =======
Options exercisable at year-end                   329,575               265,146                277,021
Weighted-average fair value of
 options granted during the year                    $8.12                $16.37                  $9.91

The following table summarizes information regarding the stock options outstanding at December 31, 1999:

                      Number       Weighted Avg.     Weighted Avg.     Number        Weighted Avg.
Range of            Outstanding      Remaining         Exercise      Exercisable       Exercise
Exercise Prices     at 12/31/99   Contractual Life       Price       at 12/31/99         Price
-----------------   -----------   ----------------    -----------    -----------     ------------
$15.00 to 15.9375     303,475         4.80             $15.487          247,475       $15.476
$21.75 to 27.4006     189,900         7.47              23.894           71,300        24.198
$31.22 to 44.8209     104,500         8.99              39.588           10,800        43.239
                      -------                                           -------
$15.00 to 44.8209     597,875         6.38              22.370          329,575        18.273
                      =======                                           =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 1999 and 1998

(15)   Earnings Per Share

       A reconciliation of the numerator and denominator, adjusted for a two-for-one stock split effective September 1997, used in the basic and diluted earnings per share calculation is presented below:


                                    1999                               1998                               1997
                       --------------------------------    -----------------------------      ---------------------------
                       (000's)    (000's)                  (000's)    (000's)                 (000's)   (000's)
                                   Weighted                            Weighted                          Weighted
                        Income     Shares                   Income     Shares                  Income    Shares
                       (Numera-   (Denomi-  Per-Share      (Numera-   (Denomi-  Per-Share     (Numera-  (Denomi-   Per-Share
                          tor)     nator)    Amount          tor)      nator)    Amount         tor)     nator)    Amount
                       --------   --------  ---------      --------   --------- ----------    --------- --------  ----------

Basic EPS
---------
Income available to
 common stockholders   $133,709  54,596      $2.45        $177,526    55,003     $3.23        $156,306    54,997    $2.84

Effect of dilutive
 securities
     Options              --        219                        --        351                    --           386

Diluted EPS
-----------
Income available to
 common stockholders
 after assumed
 conversions          $133,709   54,815      $2.44        $177,526    55,354     $3.21        $156,306    55,383    $2.82
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

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Item 11.     Executive Compensation
             ----------------------

Item 12.     Security ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

       Information regarding executive officers of the Company is included in
Part I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 10, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------
       (a) The following documents are filed as a part of this report:

       1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 1999 are contained herein as listed in the Index to Consolidated Financial Statements on page 33.


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

       3.    Exhibits:

              3.1&&      Articles of Incorporation of the Company, as amended to
                         date.
              3.2@@@     By-laws of the Company, as amended to date.
              4.1*       Shareholders' Agreement dated as of October 7, 1985
                         among the Company, George Joseph and Gloria Joseph.
             10.1&&      Form of Agency Contract.
             10.2#       Management Agreement, as amended, effective July 1,
                         1992, among the Company, Mercury Casualty Company,
                         Mercury Insurance Company and California Automobile
                         Insurance Company.
             10.3##      Profit Sharing Plan, as Amended and Restated as of
                         March 11, 1994.
             10.7**      Amendment 1994-I to the Mercury General Corporation
                         Profit Sharing Plan.
             10.8**      Amendment 1994-II to the Mercury General Corporation
                         Profit Sharing Plan.
             10.9&       Amendment 1996-I to the Mercury General Corporation
                         Profit Sharing Plan.
             10.10&      Amendment 1997-I to the Mercury General Corporation
                         Profit Sharing Plan.
             10.11&&     Amendment 1998-I to the Mercury General Corporation
                         Profit Sharing Plan.
             10.12&      Revolving Credit Agreement by and among Mercury General
                         Corporation, the Lenders Party Thereto and The Bank of
                         New York, as Agent dated as of November 21, 1996.
             10.18@@     Management Agreement effective January 1, 1995 between
                         the Company and Mercury Insurance Company of Illinois.
             10.19@@     Management Agreement effective January 1, 1995 between
                         the Company and Mercury Indemnity Company of Illinois.
             10.20@@     Management Agreement effective January 1, 1995 between
                         the Company and Mercury Insurance Company of Georgia.
             10.21@@     Management Agreement effective January 1, 1995 between
                         the Company and Mercury Indemnity Company of Georgia
             10.22@      The 1995 Equity Participation Plan.
             10.23&      Stock Purchase Agreement between Mercury General
                         Corporation as Purchaser and AFC as Seller dated
                         November 15, 1996.
             10.24&&     Management Agreement effective January 1, 1997 between
                         the Company and American Mercury Insurance Company,
                         AFI Management Co., Inc. and Cimarron Insurance
                         Company.
             10.25&&&    Amendment to Revolving Credit Agreement by and
                         among Mercury General Corporation, the Lender
                         Party thereto and The Bank of New York, as Agent, dated as of November 21, 1996.
             10.26&&&    Revolving Credit Agreement by and among Mercury
                         General Corporation, the Lender Party thereto and
                         The Bank of New York, as Agent, dated as of October 30, 1998.
             10.27       ESOP Master Trust Agreement between the Company and BNY
                         Western Trust Company, as Trustee, effective January 1,
                         1998.
             10.28       ESOP Loan Agreement between Union Bank and BNY Western
                         Trust Company, as Trustee, of the Mercury General
                         Corporation ESOP Master Trust dated as of September 29,
                         1998.
             10.29       Continuing Guaranty, dated as of August 29, 1998,
                         executed by Mercury General Corporation in favor of Union Bank.
             10.30       Amendment 1999-I and Amendment 1999-II to the Mercury
                         General Corporation Profit Sharing Profit sharing Plan.

             10.31 Amendment and Restatement to and of Revolving Credit Agreement by and among Mercury General Corporation, the Lender's Party hereto and The Bank of New York, as Agent, dated as of October 29, 1999.
             10.32 Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective January 1, 1999.
             10.33 Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.
             21.1  Subsidiaries of the Company.
             23.1  Accountants' Consent.
             27.1  Financial Data Schedule.

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

@@@ This document was filed as an exhibit to Registrant's Form 8-K filed on September 14, 1999 and is incorporated herein by this reference.

& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

&&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by this reference.

       (b)   Reports on Form 8-K:
             None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERCURY GENERAL CORPORATION



                                         By /s/ GEORGE JOSEPH
                                            --------------------------------
                                                George Joseph
                                             Chief Executive Officer and
                                               Chairman of the Board

March 16, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                    Date
        ---------                           -----                    ----

                                   Chief Executive Officer
                                             and
                                     Chairman of the Board
 /s/   GEORGE JOSEPH              (Principal Executive Officer)   March 16, 2000
--------------------------
       George Joseph

                                    Vice President and
                                  Chief Financial Officer
 /s/   GABRIEL TIRADOR          (Principal Financial Officer)     March 16, 2000
--------------------------
       Gabriel Tirador


 /s/   NATHAN BESSIN                      Director                March 16, 2000
--------------------------
       Nathan Bessin


 /s/   BRUCE A. BUNNER                    Director                March 16, 2000
--------------------------
       Bruce A. Bunner


 /s/   MICHAEL D. CURTIUS                 Director                March 16, 2000
-------------------------
       Michael D. Curtius

         Signature                         Title                 Date
         ---------                         -----                 ----

 /s/   RICHARD E. GRAYSON                  Director            March 16, 2000
---------------------------
       Richard E. Grayson


 /s/   GLORIA JOSEPH                       Director            March 16, 2000
---------------------------
       Gloria Joseph


 /s/   CHARLES MCCLUNG                     Director            March 16, 2000
---------------------------
       Charles McClung


 /s/   DONALD P. NEWELL                    Director            March 16, 2000
---------------------------
       Donald P. Newell


 /s/   DONALD R. SPUEHLER                  Director            March 16, 2000
---------------------------
       Donald R. Spuehler

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Mercury General Corporation:

     Under date of February 4, 2000, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
February 4, 2000

                                                                      SCHEDULE I

                           MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1999

                              Amounts in Thousands

                                                                       Amount at
                                                                      which shown
                                                                        in the
Type of Investment                                Cost      Value    balance sheet
------------------                                ----      -----    -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.......................  $    8,354  $    8,195    $    8,195
      States, municipalities................   1,307,893   1,276,231     1,276,231
      All other corporate bonds.............       6,110       5,957         5,957
    Redeemable preferred stock..............      31,408      31,671        31,671
                                              ----------  ----------    ----------

      Total fixed maturities available for
        sale................................   1,353,765   1,322,054     1,322,054
                                              ----------  ----------    ----------
Equity securities:
    Common stocks:
      Public utilities......................      55,551      49,184        49,184
      Banks, trust and insurance companies..           9           9             9
      Industrial, miscellaneous and
       all other............................         190         219           219
    Nonredeemable preferred stocks..........     183,106     160,431       160,431
                                              ----------  ----------    ----------

      Total equity securities available for
        sale................................     238,856     209,843       209,843
                                              ----------  ----------    ----------

Short-term investments......................      43,568                    43,568
                                              ----------                ----------

      Total investments.....................  $1,636,189                $1,575,465
                                              ==========                ==========

                                                                      SCHEDULE I

                           MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1998

                              Amounts in Thousands

                                                                       Amount at
                                                                      which shown
                                                                        in the
Type of Investment                                Cost      Value    balance sheet
------------------                                ----      -----    -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.......................  $   10,206  $   10,428    $   10,428
      States, municipalities................   1,179,043   1,256,113     1,256,113
      Public utilities......................         881         936           936
      All other corporate bonds.............      12,839      13,161        13,161
    Redeemable preferred stock..............      42,471      44,270        44,270
                                              ----------   ---------    ----------

      Total fixed maturities available for
        sale................................   1,245,440   1,324,908     1,324,908
                                              ----------   ---------    ----------

Equity securities:
    Common stocks:
      Public utilities......................      38,260      40,650        40,650
      Banks, trust and insurance companies..       1,666       1,813         1,813
      Industrial, miscellaneous and
       all other............................       5,233       5,372         5,372
    Nonredeemable preferred stocks..........     175,290     171,910       171,190
                                              ----------   ---------    ----------

      Total equity securities available for
        sale................................     220,449     219,745       219,745
                                              ----------   ---------    ----------

Short-term investments......................      45,992                    45,992
                                              ----------                ----------

      Total investments.....................  $1,511,881                $1,590,645
                                              ==========                ==========

                                                                     SCHEDULE II
                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                              Amounts in thousands

                                     ASSETS
                                                               1999          1998
                                                               ----          ----
Investments:
    Fixed maturities available for sale (amortized
        cost $2,130 in 1999 and $1,002 in 1998)......     $    2,126     $      980
    Equity securities, available for sale (cost
        $25,831 in 1999 and $22,885 in 1998).........         22,985         22,274
    Short-term cash investments......................          5,956          9,189
    Investment in subsidiaries.......................        975,488        979,695
                                                           ---------      ---------
              Total investments......................      1,006,555      1,012,138

Amounts due from affiliates..........................          8,320          8,544
Income taxes.........................................          9,288          3,693
Other assets.........................................          2,371          1,963
                                                          ----------     ----------
                                                          $1,026,534     $1,026,338
                                                          ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable........................................     $   92,000     $   78,000
Accounts payable and accrued expenses................         18,459         22,353
Other liabilities....................................          6,484          8,610
                                                          ----------     ----------
       Total liabilities.............................        116,943        108,963
                                                          ----------     ----------

Shareholders' equity:
    Common stock.....................................         50,963         48,830
    Accumulated other comprehensive income (loss)....        (39,471)        51,196
    Unearned ESOP compensation.......................         (3,000)        (4,000)
    Retained earnings................................        901,099        821,349
                                                          ----------     ----------
              Total shareholders' equity............         909,591        917,375
                                                          ----------     ----------

                                                          $1,026,534     $1,026,338
                                                          ==========     ==========


                  See notes to condensed financial information

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF INCOME

                      Three years ended December 31, 1999

                             Amounts in thousands

                                                    1999        1998      1997
                                                    ----        ----      ----
Revenues:
  Net investment income......................    $  1,867    $  1,956  $  2,139
  Management fee income from subsidiaries....     208,245     186,387   162,352
  Other......................................          11          94        --
                                                  -------     -------  --------

      Total revenues.........................     210,123     188,437   164,491
                                                  -------     -------  --------

Expenses:
  Loss adjustment expenses...................     128,474     115,242   102,889
  Policy acquisition costs...................      35,527      33,550    31,543
  Other operating expenses...................      45,302      38,815    28,454
  Interest...................................       4,958       4,839     4,972
                                                  -------     -------  --------

      Total expenses.........................     214,261     192,446   167,858
                                                  -------     -------  --------

  Loss before income taxes and equity in net
   income of subsidiaries....................      (4,138)     (4,009)   (3,367)

Income tax benefit...........................      (1,380)     (2,010)     (528)
                                                  -------     -------  --------
  Loss before equity in net income
   of subsidiaries...........................      (2,758)     (1,999)   (2,839)

Equity in net income of subsidiaries.........     136,467     179,525   159,145
                                                  -------     -------  --------

      Net income.............................    $133,709    $177,526  $156,306
                                                  =======     =======  ========

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF CASH FLOWS

                      Three Years ended December 31, 1999

                             Amounts in thousands


                                                                        1999       1998      1997
                                                                        ----       ----      ----
Cash flows from operating activities:
  Net cash provided from operating activities......                   $ 50,295    $ 49,705   $ 42,590

Cash flows from investing activities:
  Capital contribution to controlled entity........                     (7,550)         --         --
  Fixed maturities, at market:
    Purchases......................................                     (2,008)     (2,700)    (3,556)
    Sales..........................................                         --       3,849      2,398
    Calls or maturities............................                        854         731      1,234
  Equity securities:
    Purchases......................................                    (41,004)    (75,180)   (71,446)
    Sales..........................................                     36,759      79,852     59,786
    Calls..........................................                      1,119         222        358
  Increase (decrease) in payable for securities....                         --         203     (1,493)
  (Increase) decrease in short term cash
  investments, net ................................                      3,233      (2,484)     1,385
                                                                      --------    --------   --------
      Net cash provided by (used) in investing
       activities..................................                     (8,597)      4,493    (11,334)

Cash flows from financing activities:
  Additions to notes payable.......................                     17,000       3,000         --
  Principal payments on notes payable..............                     (3,000)         --         --
  Payment of AMI indemnification holdback..........                         --          --     (1,750)
  Dividends paid to shareholders...................                    (45,854)    (38,452)   (31,879)
  Purchase and retirement of common stock..........                     (8,435)    (24,291)        --
  Stock options exercised..........................                        717       1,964      1,400
  Net increase (decrease) of ESOP loan.............                     (1,000)      3,000     (1,000)
                                                                      --------    --------   --------
     Net cash provided by (used) in financing
      activities...................................                    (40,572)    (54,779)   (33,229)

Net increase (decrease) in cash....................                      1,126        (581)    (1,973)
Cash:
  Beginning of the year............................                     (3,610)     (3,029)    (1,056)
                                                                      --------    --------   --------
  End of the year .................................                   $ (2,484)   $ (3,610)  $ (3,029)
                                                                      ========    ========   ========

                 See notes to condensed financial information.

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                           December 31, 1999 and 1998

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

Dividends Received From Subsidiaries

     Dividends of $61,000,000, $55,000,000, and $33,500,000 were received by the
Company from its wholly-owned subsidiaries in 1999, 1998 and 1997, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

     At December 31, 1999 and 1998, the Company had cash overdrafts of $2,484,000 and $3,610,000 respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                           MERCURY GENERAL CORPORATION

                                   REINSURANCE

                       Three years ended December 31, 1999

                              Amounts in thousands

                                               Ceded to
                                    Gross       other                  Net
                                    amount    companies    Assumed    amount
                                    -------   ---------    -------    -------
Property and Liability insurance
     1999.......................   $1,186,385    $ 8,844    $10,766  $1,188,307
     1998.......................   $1,130,597    $14,352    $ 5,339  $1,121,584
     1997.......................   $1,055,114    $24,241    $   407  $1,031,280

                                 EXHIBIT INDEX

          3.1&&     Articles of Incorporation of the Company, as amended to
                    date.
          3.2@@@    By-laws of the Company, as amended to date.
          4.1*      Shareholders' Agreement dated as of October 7, 1985 among
                    the Company, George Joseph and Gloria Joseph.
          10.1&&    Form of Agency Contract.
          10.2#     Management Agreement, as amended, effective July 1, 1992,
                    among the Company, Mercury Casualty Company, Mercury
                    Insurance Company and California Automobile Insurance
                    Company.
          10.3##    Profit Sharing Plan, as Amended and Restated as of March 11,
                    1994.
          10.7**    Amendment 1994-I to the Mercury General Corporation Profit
                    Sharing Plan.
          10.8**    Amendment 1994-II to the Mercury General Corporation Profit
                    Sharing Plan.
          10.9&     Amendment 1996-I to the Mercury General Corporation Profit
                    Sharing Plan.
          10.10&    Amendment 1997-I to the Mercury General Corporation Profit
                    Sharing Plan.
          10.11&&   Amendment 1998-I to the Mercury General Corporation Profit
                    Sharing Plan.
          10.12&    Revolving Credit Agreement by and among Mercury General
                    Corporation, the Lenders Party Thereto and The Bank of New
                    York, as Agent dated as of November 21, 1996.
          10.18@@   Management Agreement effective January 1, 1995 between the
                    Company and Mercury Insurance Company of Illinois.
          10.19@@   Management Agreement effective January 1, 1995 between the
                    Company and Mercury Indemnity Company of Illinois.
          10.20@@   Management Agreement effective January 1, 1995 between the
                    Company and Mercury Insurance Company of Georgia.
          10.21@@   Management Agreement effective January 1, 1995 between the
                    Company and Mercury Indemnity Company of Georgia.
          10.22@    The 1995 Equity Participation Plan.
          10.23&    Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.
          10.24&&   Management Agreement effective January 1, 1997 between the
                    Company and American Mercury Insurance Company,
                    AFI Management Co., Inc. and Cimarron Insurance Company.
          10.25&&&  Amendment to Revolving Credit Agreement by and among Mercury
                    General Corporation, the Lender Party thereto and The Bank of New York, as Agent, dated as of November 21, 1996.
          10.26&&&  Revolving Credit Agreement by and among Mercury General
                    Corporation, the Lender Party thereto and The Bank of New
                    York, as Agent, dated as of October 30, 1998.
          10.27     ESOP Master Trust Agreement between the Company and BNY
                    Western Trust Company, as Trustee, effective January 1,
                    1998.
          10.28     ESOP Loan Agreement between Union Bank and BNY Western Trust
                    Company, as Trustee, of the Mercury General Corporation ESOP
                    Master Trust dated as of September 29, 1998.
          10.29     Continuing Guaranty, dated as of August 29, 1998, executed by Mercury General Corporation in favor of Union Bank.
          10.30     Amendment 1999-I and Amendment 1999-II to the Mercury
                    General Corporation Profit Sharing Plan.
          10.31     Amendment and Restatement to and of Revolving Credit
                    Agreement by and among Mercury General Corporation, the Lender's Party hereto and The Bank of New York, as Agent, dated as of October 29, 1999.
          10.32     Multiple Line Excess of Loss Reinsurance Agreement between
                    Swiss Reinsurance America Corporation and Mercury Casualty
                    Company, effective January 1, 1999.

          10.33 Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.
          21.1  Subsidiaries of the Company.
          23.1  Accountants' Consent.
          27.1  Financial Data Schedule.

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

@@@ This document was filed as an exhibit to Registrant's Form 8-K filed on September 14, 1999 and is incorporated herein by this reference.

& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

&&& This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by this reference.

       (b)     Reports on Form 8-K:
               None