Form 10-Q
period 2000-03-31
MERCURY GENERAL CORP
filed 2000-05-12
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended March 31, 2000           Commission File No. 0-3681


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

At May 1, 2000, the Registrant had issued and outstanding an aggregate of 54,126,423 shares of its Common Stock.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts


                                  A S S E T S
                                                             March 31,    December 31,
                                                               2000           1999
                                                             ----------     ----------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,381,931 in 2000 and $1,353,765 in 1999)............   $1,373,501     $1,322,054
   Equity securities available for sale (cost $243,575
    in 2000 and $238,856 in 1999).........................      217,116        209,843
   Short-term cash investments, at cost, which approxi-
    mates market..........................................       41,359         43,568
                                                             ----------     ----------
              Total investments...........................    1,631,976      1,575,465
Cash......................................................        5,474          8,052
Receivables:
   Premiums receivable....................................      122,265        115,654
   Premium notes..........................................       13,998         13,375
   Accrued investment income..............................       22,991         23,815
   Other..................................................       19,649         19,235
                                                             ----------     ----------
                                                                178,903        172,079
Deferred policy acquisition costs.........................       67,405         63,975
Fixed assets, net.........................................       34,031         34,221
Current income taxes recoverable..........................          -0-          1,796
Deferred income taxes.....................................       18,818         28,541
Other assets..............................................       22,606         22,238
                                                             ----------     ----------
              Total assets                                   $1,959,213     $1,906,367
                                                             ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................  $  432,615     $  434,843
Unearned premiums..........................................     357,625        340,846
Notes payable..............................................      95,000         92,000
Loss drafts payable........................................      46,484         40,063
Accounts payable and accrued expenses......................      47,022         53,121
Current income taxes.......................................       4,476           -0-
Other liabilities..........................................      39,454         35,903
                                                             ----------     ----------
              Total liabilities............................   1,022,676        996,776
                                                             ----------     ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,112,423 shares in 2000 and 54,425,323 shares in
     1999..................................................      50,582         50,963
   Accumulated other comprehensive loss....................     (22,678)       (39,471)
   Unearned ESOP compensation..............................      (2,750)        (3,000)
   Retained earnings.......................................     911,383        901,099
                                                             ----------     ----------
             Total shareholders' equity....................     936,537        909,591
                                                             ----------     ----------
   Commitments and contingencies...........................  $1,959,213     $1,906,367
                                                             ==========     ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Three Months Ended March 31,

             Amounts expressed in thousands, except per share data

                                                             2000       1999
                                                           --------   --------
Revenues:
  Earned premiums                                          $304,655   $290,518
  Net investment income                                      25,484     23,988
  Net realized investment gains                               1,482         59
  Other                                                       1,757      1,168
                                                           --------   --------

    Total revenues                                          333,378    315,733
                                                           --------   --------

Expenses:
  Losses and loss adjustment expenses                       213,644    182,845
  Policy acquisition costs                                   67,106     66,114
  Other operating expenses                                   14,919     13,098
  Interest                                                    1,671      1,192
                                                           --------   --------

    Total expenses                                          297,340    263,249
                                                           --------   --------

  Income before income taxes                                 36,038     52,484

Income taxes                                                  6,100     12,440
                                                           --------   --------

  Net income                                               $ 29,938   $ 40,044
                                                           ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,160,431 in 2000 and 54,595,382 in 1999)                $   0.55   $   0.73
                                                           ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,263,243 in 2000 and 54,838,156 in 1999)         $   0.55   $   0.73
                                                           ========   ========

Dividends declared per share                               $   0.24   $   0.21
                                                           ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                          Three Months Ended March 31,

                         Amounts expressed in thousands

                                                              2000        1999
                                                              -----       ----
Net income                                                  $ 29,938    $ 40,044

Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
      during period                                           26,902     (13,673)
     Less: reclassification adjustment for net gains
      included in net income                                  (1,067)       (913)
                                                            --------     -------
          Other comprehensive income (loss),
            before tax                                        25,835     (14,586)

Income tax expense (benefit) related to unrealized
 holding losses arising during period                          9,416      (4,786)
Income tax benefit related to reclassification
 adjustment for gains included in net income                    (374)       (319)
                                                            --------    --------
Comprehensive income, net of tax                            $ 46,731    $ 30,563
                                                            ========    ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                          THREE MONTHS ENDED MARCH 31

                         Amounts expressed in thousands

                                                                    2000         1999
                                                                   --------    ---------
Cash flows from operating activities:
   Net income                                                      $ 29,938    $  40,044
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Decrease in unpaid losses and loss adjustment expenses         (2,228)      (2,495)
      Increase in unearned premiums                                  16,779       10,437
      Increase in premium notes receivable                             (623)        (164)
      Increase in premiums receivable                                (6,611)      (6,200)
      Increase in deferred policy acquisition costs                  (3,430)      (1,881)
      Increase in loss drafts payable                                 6,421        1,544
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                               6,952       12,453
      Decrease in accounts payable and accrued expenses              (6,099)      (2,020)
      Depreciation                                                    1,625        1,426
      Net realized investment gains                                  (1,482)         (59)
      Bond accretion, net                                            (1,573)      (1,048)
      Other, net                                                      5,701        4,855
                                                                   --------    ---------
           Net cash provided from operating activities               45,370       56,892

Cash flows from investing activities:
   Fixed maturities available for sale:
      Purchases                                                     (68,801)     (37,201)
      Sales                                                          27,096       12,378
      Calls or maturities                                            15,278       12,827
   Equity securities available for sale:
      Purchases                                                     (14,379)    (195,609)
      Sales                                                          10,974      174,916
   Increase (decrease) in receivable from securities                 (1,393)       4,522
   Decrease (increase) in short-term cash investments, net            2,209      (11,054)
   Purchase of fixed assets                                          (1,529)      (3,055)
   Sale of fixed assets                                                 517          134
                                                                   --------    ---------
           Net cash used in investing activities                   $(30,028)   $ (42,142)


                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)



                                                           2000        1999
                                                         --------    --------
Cash flows from financing activities:
   Additions to notes payable                            $  3,000    $    -0-
   Dividends paid to shareholders                         (12,971)    (11,464)
   Proceeds from stock options exercised                       30          30
   Purchase and retirement of common stock                 (6,979)        -0-
   Net decrease in ESOP loan                               (1,000)     (1,000)
                                                         --------    --------
              Net cash used in financing activities       (17,920)    (12,434)
                                                         --------    --------
Net (decrease) increase in cash                            (2,578)      2,316
Cash:
   Beginning of the year                                    8,052       1,887
                                                         --------    --------
   End of the period                                     $  5,474    $  4,203
                                                         ========    ========

Supplemental disclosures of cash flow information
 and non-cash financing activities:
   Interest paid during the period                       $  1,652    $  1,243
   Income taxes received during the period               $   (616)   $    (16)


                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 2000 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1999 accounted for approximately 89% of the Company's direct premiums written. Since 1990, the Company has also written small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida. In January 2000, the Company began assuming automobile risks in the state of Texas on business produced by Concord Insurance Services, Inc., an entity controlled by the Company.

     Certain statements in this report on Form 10-Q that are not historical fact constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the intense competition currently existing in the California automobile insurance markets, the success of the Company in integrating and profitably operating the business of AMI, and in expanding generally in Florida, Texas and other states outside of California, the impact of potential third party "bad-faith" legislation, the ability of the Company to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and to obtain similar rate approvals in other states and the level of investment yields obtainable in the Company's investment portfolio in comparison to recent yields, as well as the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes, particularly in California.

Results of Operations
---------------------

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

     Premiums earned in the first quarter of 2000 increased 4.9% from the corresponding period in 1999. Premiums written in the first quarter of 2000 increased 6.7% from the corresponding period in 1999. Contributing to the overall first quarter 2000 premiums written growth were initial automobile premiums in Texas from the recent Concord agency transaction and increases in California non-standard automobile premiums, Florida automobile premiums, California homeowner premiums and the Company's core California private passenger automobile line.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 4.1% in the first quarter of 2000 compared to an increase of 4.4% for all of 1999. The California premium growth was primarily due to an increase in unit sales on the Company's homeowners business and an increase in average premiums per policy on California automobile business. Total California automobile policies in-force increased slightly during the first quarter of 2000. The automobile insurance marketplace remains intensely competitive, particularly in California.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 70.1% in 2000 and 62.9% in 1999. The higher loss ratio in the quarter, as compared to the first quarter of 1999, was largely due to an increase in the frequency and severity recorded on California automobile claims.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 2000 was 26.9% compared to 27.3% in 1999. The improved expense ratio primarily relates to a decrease in profit related bonuses for agents and employees partially offset by higher advertising expenses.

     The combined ratio of losses and expenses (GAAP basis) was 97.0% in the first quarter of 2000 compared with 90.2% in 1999, resulting in an underwriting gain for the period of $9.0 million, compared with $28.5 million in 1999.

     Investment income for the first quarter of 2000 was $25.5 million, compared with $24.0 million in the first quarter of 1999. The after-tax yield on average investments of $1,666.8 million (fixed maturities valued and equities at cost) was 5.52% compared with 5.62% on average investments of $1,544.9 million in 1999. The reduction in the after-tax yield was primarily due to a decrease in the dividend yield obtained from the equity portfolio.

     The income tax provision in the first quarter of 2000 of $6.1 million represented an effective tax rate of 16.9%, compared with an effective rate of 23.7% in 1999. The lower rate in 2000 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income, which is taxed at the full corporate rate of 35%.

     Net income for the first quarter of $29.9 million, or $.55 per share (diluted), compares with $40.0 million or $.73 per share (diluted) in 1999. Basic net income per share was $.55 in 2000 and $.73 in 1999.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first three months of 2000 was $45.4 million, while funds derived from the sale, redemption or maturity of investments was $53.3 million. Fixed-maturity investments, at amortized cost, increased by $28.2 million during the period. Equity investments, including perpetual preferred stocks, increased by $4.7 million at cost, and short-term cash investments decreased by $2.2 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $37.8 million.

     The amortized cost of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded market value of $1,590.6 million at March 31, 2000 by $34.9 million. That unrealized loss, reflected as accumulated other comprehensive loss, net of applicable tax effects, was $22.7 million at March 31, 2000 compared with an unrealized loss of $39.5 million at December 31, 1999.

     The Company's cash and short term investments totaled $46.8 million at March 31, 2000. $3 million of this cash is restricted. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Approximately 1.0% of total fixed maturities at March 31, 2000 were rated below investment grade. The average rating of the $1,353.7 million bond portfolio (at amortized cost) was AA. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,381.9 million (at cost) include $28.2 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $217.1 million at market (cost $243.6 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 26.0% (at cost) of total shareholders' equity.

     As of March 31, 2000, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $870.1 million at March 31, 2000 and net written premiums for the twelve months ended on that date of $1,226.5 million, the ratio of writings to surplus was approximately 1.4 to 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 1999.

     A decrease in market interest rates during the first three months of the year positively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital Resources section above.

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


                                    MERCURY GENERAL CORPORATION



Date: May 12, 2000                  By:  /s/ George Joseph
                                       --------------------------------------
                                         George Joseph
                                         Chairman and Chief Executive Officer



Date: May 12, 2000                  By:  /s/ Gabriel Tirador
                                       --------------------------------------
                                         Gabriel Tirador
                                         Chief Financial Officer