Form 10-Q
period 2000-06-30
MERCURY GENERAL CORP
filed 2000-08-10
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

 For the Quarter Ended June 30, 2000            Commission File No. 0-3681


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

                                Yes  X    No___
                                    ---

At July 28, 2000, the Registrant had issued and outstanding an aggregate of 54,128,923 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

             AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                    ASSETS

                                                                       June 30,    December 31,
                                                                         2000          1999
                                                                         ----          ----
Investments:                                                         (Unaudited)
   Fixed maturities available for sale (amortized cost
    $1,420,618 in 2000 and $1,353,765 in 1999).....................   $1,411,691    $1,322,054
   Equity securities available for sale (cost $237,066
    in 2000 and $238,856 in 1999)..................................      210,794       209,843
   Short-term cash investments, at cost, which approxi-
    mates market...................................................       46,862        43,568
                                                                      ----------    ----------
            Total investments......................................    1,669,347     1,575,465
Cash...............................................................        3,510         8,052
Receivables:
   Premiums receivable.............................................      117,653       115,654
   Premium notes...................................................       14,671        13,375
   Accrued investment income.......................................       24,608        23,815
   Other...........................................................       17,852        19,235
                                                                      ----------    ----------
                                                                         174,784       172,079
Deferred policy acquisition costs..................................       67,320        63,975
Fixed assets, net..................................................       34,262        34,221
Current income taxes recoverable...................................           68         1,796
Deferred income taxes..............................................       20,113        28,541
Other assets.......................................................       20,989        22,238
                                                                      ----------    ----------
            Total assets...........................................   $1,990,393    $1,906,367
                                                                      ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses................................   $  445,398    $  434,843
Unearned premiums..................................................      357,942       340,846
Notes payable......................................................       95,000        92,000
Loss drafts payable................................................       45,386        40,063
Accounts payable and accrued expenses..............................       50,096        53,121
Other liabilities..................................................       46,741        35,903
                                                                      ----------    ----------
            Total liabilities......................................    1,040,563       996,776
                                                                      ----------    ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,128,923 shares in 2000 and 54,425,323 shares in
     1999..........................................................       50,799        50,963
   Accumulated other comprehensive loss............................      (22,879)      (39,471)
   Unearned ESOP compensation......................................       (2,500)       (3,000)
   Retained earnings...............................................      924,410       901,099
                                                                      ----------    ----------
            Total shareholders' equity.............................      949,830       909,591
                                                                      ----------    ----------
   Commitments and contingencies...................................
                                                                      $1,990,393    $1,906,367
                                                                      ==========    ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Three Months Ended June 30,

             Amounts expressed in thousands, except per share data

                                                           2000      1999
                                                           ----      ----
Revenues:
     Earned premiums                                     $312,187  $295,934
     Net investment income                                 26,187    25,120
     Net realized investment gains (losses)                   677    (1,453)
     Other                                                  2,088     1,109
                                                         --------  --------

          Total revenues                                  341,139   320,710
                                                         --------  --------

Expenses:
     Losses and loss adjustment expenses                  224,259   198,266
     Policy acquisition costs                              69,660    67,267
     Other operating expenses                              15,277    12,914
     Interest                                               1,711     1,177
                                                         --------  --------

          Total expenses                                  310,907   279,624
                                                         --------  --------

     Income before income taxes                            30,232    41,086

Income taxes                                                4,230     8,125
                                                         --------  --------

  Net income                                             $ 26,002  $ 32,961
                                                         ========  ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,062,288 in 2000 and 54,616,785 in 1999)              $   0.48  $   0.60
                                                         ========  ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,205,423 in 2000 and 54,834,457 in 1999)       $   0.48  $   0.60
                                                         ========  ========

Dividends declared per share                             $   0.24  $   0.21
                                                         ========  ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                           Six Months Ended June 30,

             Amounts expressed in thousands, except per share data


                                                           2000      1999
                                                         --------  --------
Revenues:
     Earned premiums                                     $616,842  $586,452
     Net investment income                                 51,671    49,108
     Net realized investment gains (losses)                 2,159    (1,394)
     Other                                                  3,845     2,277
                                                         --------  --------

          Total revenues                                  674,517   636,443
                                                         --------  --------

Expenses:
     Losses and loss adjustment expenses                  437,903   381,111
     Policy acquisition costs                             136,766   133,381
     Other operating expenses                              30,196    26,012
     Interest                                               3,382     2,369
                                                         --------  --------

          Total expenses                                  608,247   542,873
                                                         --------  --------

     Income before income taxes                            66,270    93,570

Income taxes                                               10,330    20,565
                                                         --------  --------

     Net income                                          $ 55,940  $ 73,005
                                                         ========  ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,111,360 in 2000 and 54,606,143 in 1999)              $   1.03  $   1.34
                                                         ========  ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,234,333 in 2000 and 54,836,366 in 1999)       $   1.03  $   1.33
                                                         ========  ========

Dividends declared per share                             $   0.48  $   0.42
                                                         ========  ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                          Three Months Ended June 30

                        Amounts expressed in thousands



                                                              2000       1999
                                                            --------   --------
Net income                                                  $ 26,002   $ 32,961

Other comprehensive income (loss), before tax:
  Unrealized losses on securities:
    Unrealized holding losses arising during
      period                                                    (180)   (39,324)
    Less: reclassification adjustment for net
     (gains) losses included in net income                      (129)       901
                                                             -------   --------
Other comprehensive loss, before tax                            (309)   (38,423)

Income tax benefit related to unrealized holding
 losses arising during period                                    (63)   (13,763)
Income tax expense (benefit) related to reclassification
 adjustment for gains (losses) included in net income            (45)       315
                                                             -------   --------

Comprehensive income, net of tax                             $25,801   $  7,986
                                                             =======   ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                           Six Months Ended June 30

                        Amounts expressed in thousands

                                                           2000       1999
                                                          ------     ------
Net income                                               $55,940   $ 73,005

Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                                       26,722    (52,997)
    Less: reclassification adjustment for net gains
      included in net income                              (1,196)       (12)
                                                         -------   --------
Other comprehensive income (loss), before tax             25,526    (53,009)

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period              9,353    (18,549)
Income tax (benefit) related to reclassification
 adjustment for gains included in net income                (419)        (4)
                                                         -------   --------

Comprehensive income, net of tax                         $72,532   $ 38,549
                                                         =======   ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                           SIX MONTHS ENDED JUNE 30,

                        Amounts expressed in thousands


                                                         2000        1999
                                                         ----        ----
Cash flows from operating activities:
 Net income                                           $ 55,940   $  73,005
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Increase in unpaid losses and loss adjustment
    expenses                                            10,555       5,927
   Increase in unearned premiums                        17,096      12,105
   Increase in premium notes receivable                 (1,296)       (418)
   Increase in premiums receivable                      (1,999)     (4,459)
   Increase in deferred policy acquisition costs        (3,345)     (2,190)
   Increase in loss drafts payable                       5,323       3,138
   Increase in accrued income taxes, excluding
    deferred tax on change in unrealized gain            1,224       9,379
   (Decrease) increase in accounts payable and
    accrued expenses                                    (3,025)      5,869
   Depreciation                                          3,273       3,082
   Net realized investment losses (gains)               (2,159)      1,394
   Bond accretion, net                                  (3,271)     (2,454)
   Other, net                                            5,919       3,881
                                                      --------    --------
      Net cash provided from operating activities       84,235     108,259

Cash flows from investing activities:
   Fixed maturities available for sale:
     Purchases                                        (132,772)   (113,890)
     Sales                                              40,812      27,004
     Calls or maturities                                28,755      31,106
   Equity securities available for sale:
     Purchases                                         (32,166)   (368,134)
     Sales                                              35,734     340,814
   Payable for securities                                7,535      17,290
   Increase in short-term cash investments, net         (3,294)    (12,351)
   Purchase of fixed assets                             (3,529)     (5,323)
   Sale of fixed assets                                    728         332
                                                      --------    --------
       Net cash used in investing activities          $(58,197)  $ (83,152)



                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                           2000       1999
                                                           ----       ----
Cash flows from financing activities:
  Additions to notes payable                             $  3,000   $    -0-
  Dividends paid to shareholders                          (25,946)   (22,935)
  Proceeds from stock options exercised                       345        427
  Purchase and retirement of common stock                  (6,979)       -0-
  Net decrease in ESOP loan                                (1,000)    (1,000)
                                                         --------   --------
             Net cash used in financing activities        (30,580)   (23,508)
                                                         --------   --------
Net (decrease) increase in cash                            (4,542)     1,599
Cash:
  Beginning of the year                                     8,052      1,887
                                                         --------   --------
  End of the year                                        $  3,510   $  3,486
                                                         ========   ========

Supplemental disclosures of cash flow information and
 non cash financing activities:
  Interest paid during the period                        $  3,745   $  2,405
  Income taxes paid during the period                    $  9,275   $ 11,185

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 2000 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
          -------------

General
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 1999 accounted for approximately 89% of the Company's direct premiums written. Since 1990, the Company has also written small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida. In January 2000, the Company began assuming automobile risks in the state of Texas on business produced by Concord Insurance Services, Inc., a controlled entity.

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

Results of Operations
---------------------

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

     Premiums earned in the second quarter of 2000 increased 5.5% from the corresponding period in 1999. Net premiums written in the second quarter of 2000 increased 4.9% from the corresponding period in 1999. Contributing to the overall second quarter 2000 premiums written growth were initial automobile premiums in Texas from the recent Concord agency transaction, and increases in California homeowner premiums, California non-standard automobile premiums and Florida automobile premiums.

     California premiums written, representing 89% of the Company's total premiums, grew approximately 2.7% in the second quarter of 2000 compared to an increase of 4.4% for all of 1999. California private passenger automobile policies inforce decreased slightly during the second quarter of 2000. The automobile insurance marketplace remains intensely competitive, particularly in California.

     The loss ratio in the second quarter (loss and loss adjustment expenses related to premiums earned) was 71.8%, compared with 67.0% in 1999. The higher loss ratio in 2000, as compared to 1999, was largely due to an increase in frequency and severity recorded on California automobile claims and poor loss experience generally in Florida, Illinois and the Company's new Texas operation.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2000 was 27.2% compared to 27.1% in 1999.

     The combined ratio of losses and expenses (GAAP basis) was 99.0% in 2000 compared with 94.1% in 1999, resulting in an underwriting gain for the period of $3.0 million, compared with $17.5 million in 1999.

     Investment income for the second quarter was $26.2 million, compared with $25.1 million in the second quarter of 1999. The after-tax yield on average investments of $1,686.6 million (fixed maturities and equities valued at cost) was 5.59% compared with 5.73% on average investments of $1,579.3 million in 1999.

     Realized investment gains before income taxes were $0.7 million compared with realized losses of $1.5 million in the second quarter of 1999.

     The income tax provision in the second quarter of 2000 of $4.2 million represented an effective tax rate of 14.0%, compared with an effective rate of 19.8% in 1999. The lower rate in 2000 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income, which is taxed at the full corporate rate of 35%.

     Net income for the second quarter of $26.0 million, or $.48 per share (diluted), compares with $33.0 million or $.60 per share (diluted) in 1999. Basic net income per share was $.48 in 2000 and $.60 in 1999.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive losses for the second quarter of $0.3 million compares with other comprehensive losses of $38.4 million in 1999.

Six Months ended June 30, 2000 compared to Six Months ended June 30, 1999

     Premiums earned in the first half of 2000 increased 5.2% from the corresponding period in 1999. Net premiums written in the first half of 2000 increased 5.8% from the corresponding period in 1999. Contributing to the overall first half of 2000 premiums written growth were initial automobile premiums in Texas from the recent Concord agency transaction and increases in California homeowners premiums, California non-standard automobile premiums and Florida automobile premiums.

     California premiums written, representing 89% of the Company's total premiums, grew approximately 3.4% in the first half of 2000 compared to an increase of 4.4% for all of 1999. California private passenger automobile policies inforce decreased slightly during the first half of 2000. The automobile insurance marketplace remains intensely competitive, particularly in California.

     The loss ratio in the first half of 2000 (loss and loss adjustment expenses related to premiums earned) was 71.0%, compared with 65.0% in 1999. The higher loss ratio in 2000 is largely due to an increase in frequency and severity recorded in California automobile claims and poor loss experience generally in the Company's non-California operations.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2000 was 27.1% compared to 27.2% in 1999.

     The combined ratio of losses and expenses (GAAP basis) was 98.1% in 2000 compared with 92.2% in 1999, resulting in an underwriting gain for the period of $12.0 million compared with $45.9 million in 1999.

     Investment income for the first half of 2000 was $51.7 million, compared with $49.1 million in the first half of 1999. The after-tax yield on average investments of $1,678.1 million (fixed maturities and equities at cost) was 5.55% compared with 5.67% on average investments of $1,562.8 million in 1999.

     Realized investment gains before income taxes were $2.2 million compared with realized losses of $1.4 million in the first half of 1999.

     The income tax provision in the first half of 2000 of $10.3 million represented an effective tax rate of 15.6%, compared with an effective rate of 22.0% in 1999. The lower rate in 2000 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income, which is taxed at the full corporate rate of 35%.

     Net income for the first half of $55.9 million, or $1.03 per share (diluted), compares with $73.0 million or $1.33 per share (diluted)in 1999. Basic net income per share was $1.03 in 2000 and $1.34 in 1999.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income for the first half of 2000 of $25.5 million compares with other comprehensive loss of $53.0 million in 1999. The gains were primarily the result of decreased market interest rates which increased the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first half of 2000 was $84.2 million, while funds derived from the sale, call or maturity of investments was $105.3 million, of which approximately 34% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $66.9 million during the period. Equity investments, including perpetual preferred stocks, decreased by $1.8 million at cost, and short-term cash investments decreased by $3.3 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $65.3 million.

     The amortized cost of $1,657.7 of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded the market value of $1,622.5 million at June 30, 2000 by $35.2 million. That unrealized loss, reflected as accumulated other comprehensive loss in shareholders' equity net of applicable tax effects, was $22.9 million at June 30, 2000 compared with an unrealized loss of $39.5 million at December 31, 1999.

     The Company's cash and short term investments totaled $50.4 million at June 30, 2000. $3 million of this cash is restricted. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     It has been the Company's policy not to invest in high yield or "junk" bonds. Less than 1.0% of total fixed maturities at June 30, 2000 were rated below investment grade. The average rating of the $1,400.3 million bond portfolio (at amortized cost) was AA-, while the average effective maturity approximates 11.3 years. The modified duration of the bond portfolio approximates 7.9 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,420.6 million (at cost) include $20.3 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $210.8 million at market (cost $237.1 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represents 25.0% (at cost) of total shareholders' equity.

     The Company has signed a definitive agreement with Employers Reinsurance Corporation to purchase the authority and right to manage and control Elm County Mutual Insurance Company (ELM). Elm is a county mutual insurance company in the state of Texas. The transaction is subject to regulatory approval and is expected to close by the end of the third quarter 2000.

     As of June 30, 2000, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $882.0 million at June 30, 2000 and net written premiums for the twelve months ended on that date of $1,241.0 million, the ratio of writings to surplus was approximately 1.41 to 1.

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

     A decrease in market interest rates during the first half of the year positively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital Resources section above.


                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) Mercury General Corporation (the "Company") held its Annual Meeting of Stockholders on May 10, 2000.

     (c) The matters voted upon at the meeting included the election of all nine directors and the approval of the auditors for the 2000 fiscal year. The votes cast with respect to these two matters were as follows:

     1.   Election of Directors      Number of shares      Number of shares
          ---------------------
               Nominee                    voted FOR             Withheld
          ----------------------     ----------------      ----------------

          Nathan Bessin                  50,776,947              141,573
          Bruce A. Bunner                50,778,438              140,082
          Michael D. Curtius             50,717,627              200,893
          Richard E. Grayson             50,767,311              151,209
          George Joseph                  50,778,299              140,221
          Gloria Joseph                  50,777,860              140,660
          Charles McClung                50,467,077              451,443
          Donald P. Newell               50,468,447              450,073
          Donald R. Spuehler             50,776,129              142,391

     2.   Proposal to approve KPMG LLP as auditors for the year 2000
          ----------------------------------------------------------

             FOR                AGAINST                        ABSTAIN
             ---                -------                        -------
          50,838,717             30,949                        48,854

Item 5.   Other Information
          -----------------

          Michael Curtius, President and Chief Operating Officer, has decided to reduce his role with the Company, effective October 1, 2000. Mr. Curtius will become an executive consultant to the Company in an exclusive capacity, and will take a more active role in strategic planning matters relating to systems and market growth. He will remain a member of the Board of Directors. George Joseph, Chief Executive

          Officer, will assume the position of President and Chief Operating Officer. Gabriel Tirador, Vice President and Chief Financial Officer, will assume a greater management role in operational matters.

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


                              MERCURY GENERAL CORPORATION



Date: August 11, 2000         By: /s/ GEORGE JOSEPH
                                 ------------------------------------
                                  George Joseph
                                  Chairman and Chief Executive Officer



Date: August 11, 2000         By: /s/ GABRIEL TIRADOR
                                 ---------------------------------------
                                  Gabriel Tirador
                                  Vice President and Chief Financial
                                  Officer