Form 10-Q
period 2000-09-30
MERCURY GENERAL CORP
filed 2000-11-14
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter September 30, 2000            Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At October 27, 2000, the Registrant had issued and outstanding an aggregate of 54,129,923 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                  A S S E T S

                                                            September 30,   December 31,
                                                                 2000           1999
                                                                 ----           ----
Investments:
   Fixed maturities available for sale (amortized cost
    $1,451,905 in 2000 and $1,353,765 in 1999)...........      $1,459,758     $1,322,054
   Equity securities available for sale (cost $245,694
    in 2000 and $238,856 in 1999)........................         235,009        209,843
   Short-term cash investments, at cost, which
    approximates market..................................          53,322         43,568
                                                               ----------     ----------
              Total investments..........................       1,748,089      1,575,465
Cash.....................................................           6,216          8,052
Receivables:
   Premiums receivable...................................         122,371        115,654
   Premium notes.........................................          14,651         13,375
   Accrued investment income.............................          24,944         23,815
   Other.................................................          39,677         19,235
                                                               ----------     ----------
                                                                  201,643        172,079
Deferred policy acquisition costs........................          68,329         63,975
Fixed assets, net........................................          33,950         34,221
Current income taxes.....................................             -0-          1,796
Deferred income taxes....................................           9,401         28,541
Other assets.............................................          40,373         22,238
                                                               ----------     ----------
              Total assets                                     $2,108,001     $1,906,367
                                                               ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses........................    $  477,635     $  434,843
Unearned premiums..........................................       372,076        340,846
Notes payable..............................................       112,889         92,000
Loss drafts payable........................................        46,229         40,063
Accounts payable and accrued expenses......................        54,992         53,121
Current income taxes.......................................         5,128            -0-
Other liabilities..........................................        53,586         35,903
                                                               ----------       --------
              Total liabilities............................     1,122,535        996,776
                                                               ----------       --------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,128,923 shares in 2000 and 54,425,323 shares in
     1999..................................................        50,701         50,963
   Accumulated other comprehensive loss....................        (1,841)       (39,471)
   Unearned ESOP compensation..............................        (2,250)        (3,000)
   Retained earnings.......................................       938,856        901,099
                                                               ----------       --------
             Total shareholders' equity....................       985,466        909,591
                                                               ----------       --------
   Commitments and contingencies...........................    $2,108,001     $1,906,367
                                                               ==========     ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Three Months Ended September 30,

             Amounts expressed in thousands, except per share data


                                                             2000       1999
                                                             ----       ----
Revenues:
       Earned premiums                                     $315,108   $300,070
       Net investment income                                 26,865     24,834
       Net realized investment gains (losses)                   625     (6,795)
       Other                                                    538      1,224
                                                           --------   --------

               Total revenues                               343,136    319,333
                                                           --------   --------

Expenses:
       Losses and loss adjustment expenses                  226,706    205,412
       Policy acquisition costs                              68,002     67,217
       Other operating expenses                              14,546     12,033
       Interest                                               1,837      1,215
                                                           --------   --------

               Total expenses                               311,091    285,877
                                                           --------   --------

       Income before income taxes                            32,045     33,456

Income taxes                                                  4,624      5,760
                                                           --------   --------

      Net income                                           $ 27,421   $ 27,696
                                                           ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,074,298 in 2000 and 54,633,375 in 1999)                $   0.51   $   0.51
                                                           ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,223,764 in 2000 and 54,818,300 in 1999)         $   0.51   $   0.51
                                                           ========   ========

Dividends declared per share                               $   0.24   $   0.21
                                                           ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

             Amounts expressed in thousands, except per share data



                                                               2000       1999
                                                               ----       ----
Revenues:
       Earned premiums                                     $  931,950   $886,522
       Net investment income                                   78,536     73,942
       Net realized investment gains (losses)                   2,784     (8,189)
       Other                                                    4,383      3,501
                                                           ----------   --------

              Total revenues                                1,017,653    955,776
                                                           ----------   --------

Expenses:
       Losses and loss adjustment expenses                    664,609    586,523
       Policy acquisition costs                               204,768    200,598
       Other operating expenses                                44,742     38,045
       Interest                                                 5,219      3,584
                                                           ----------   --------

              Total expenses                                  919,338    828,750
                                                           ----------   --------

       Income before income taxes                              98,315    127,026

Income taxes                                                   14,954     26,325
                                                           ----------   --------

       Net income                                          $   83,361   $100,701
                                                           ==========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,098,916 in 2000 and 54,615,320 in 1999)                $     1.54   $   1.84
                                                           ==========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,230,720 in 2000 and 54,833,838 in 1999)         $     1.54   $   1.84
                                                           ==========   ========

Dividends declared per share                               $     0.72   $   0.63
                                                           ==========   ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Three Months Ended September 30

                         Amounts expressed in thousands


                                                           2000        1999
                                                           ----        ----
Net income                                                $27,421    $ 27,696

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising
       during period                                       32,408     (46,364)
      Less: reclassification adjustment for net
       (gains) losses included in net income                  (42)      6,076
                                                          -------    --------
              Other comprehensive income (loss),
              before tax                                   32,366     (40,288)

Income tax expense (benefit) related to unrealized
  holding gains (losses) arising during period             11,342     (16,227)
Income tax expense (benefit) related to reclassi-
  fication adjustment for (gains) losses included in
  net income                                                  (14)      2,126
                                                          -------    --------

Comprehensive income, net of tax                          $48,459    $  1,509
                                                          =======    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

                         Amounts expressed in thousands



                                                           2000       1999
                                                           ----       ----
Net income                                               $ 83,361    $100,701

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising
       during period                                       59,130     (99,361)
       Less: reclassification adjustment for net
       (gains) losses included in net income               (1,238)      6,064
                                                         --------    --------
              Other comprehensive income (loss),
              before tax                                   57,892     (93,297)

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period              20,695     (34,776)
Income tax expense (benefit) related to reclassi-
 fication adjustment for (gains) losses included in
 net income                                                  (433)      2,122
                                                         --------    --------

Comprehensive income, net of tax                         $120,991    $ 40,058
                                                         ========    ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        NINE MONTHS ENDED SEPTEMBER 30,

                         Amounts expressed in thousands


                                                                     2000         1999
                                                                     ----         ----
Cash flows from operating activities:
   Net income                                                     $  83,361    $ 100,701
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss
       adjustment expenses                                           27,134       21,196
      Increase in unearned premiums                                  21,886       18,120
      (Increase) decrease in premium notes receivable                (1,276)         150
      Increase in premiums receivable                                (6,717)      (8,714)
      Increase in deferred policy acquisition costs                  (4,354)      (3,170)
      Increase in loss drafts payable                                 6,166        3,052
      (Decrease) increase in accrued income taxes, excluding
       deferred tax on change in unrealized gain                      5,802       (3,181)
      Increase in accounts payable and accrued expenses               1,871        6,903
      Depreciation                                                    5,039        4,863
      Net realized investment (gains) losses                         (2,784)       8,189
      Bond accretion, net                                            (5,201)      (3,795)
      Other, net                                                      8,455       14,240
                                                                  ---------    ---------
           Net cash provided from operating activities              139,382      158,554

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                                  (231,627)    (163,182)
        Sales                                                        94,945       48,435
        Calls or maturities                                          44,142       44,644
      Equity securities available for sale:
        Purchases                                                   (62,334)    (444,280)
        Sales                                                        57,879      412,893
      Cash acquired in Elm County Mutual
        Insurance Company transaction                                 1,862        -0-
      Increase in payable for securities                              6,440        4,431
      Increase in short-term cash investments, net                   (9,754)     (12,161)
      Purchase of fixed assets                                       (5,044)      (7,534)
      Sale of fixed assets                                              827          778
                                                                  ---------    ---------
           Net cash used in investing activities                  $(102,664)   $(115,976)


                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)



                                                           2000        1999
                                                           ----        ----
Cash flows from financing activities:
   Additions to notes payable                           $  8,000    $    -0-
   Dividends paid to shareholders                       $(38,920)   $(34,407)
   Proceeds from stock options exercised                     345         649
   Purchase and retirement of common stock                (6,979)     (1,850)
   Net decrease in ESOP loan                              (1,000)     (1,000)
                                                        --------    --------
      Net cash used in financing activities              (38,554)    (36,608)

Net (decrease) increase in cash                           (1,836)      5,970
Cash:
   Beginning of the year                                   8,052       1,887
                                                        --------    --------
   End of the year                                      $  6,216    $  7,857
                                                        ========    ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                      $  5,642    $  3,616
   Income taxes paid during the period                  $  9,323    $ 29,355

Non-Cash investing and financing transactions:
   Notes payable issued in exchange for right
   to manage and control Elm County Mutual
   Insurance Company                                    $ 12,889    $    -0-

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 2000 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   ELM County Mutual Insurance Company Transaction
     -----------------------------------------------

     Effective September 29, 2000, the Company completed a transaction with Employers Reinsurance Corporation purchasing the authority and right to manage and control Elm County Mutual Insurance Company (ELM). The consolidated balance sheet as of September 30, 2000 includes the balance sheet of ELM. Had ELM been combined at the beginning of the reporting period and its results of operations included in the consolidated statements of income, the effect on revenues, net income and net income per share would have been immaterial.

     The Company plans to write Texas automobile risks that are currently placed through third-party Texas county mutual insurers and 100% reinsured by the Company, directly with ELM. Risks produced by the Company that are written directly through ELM will be 100% ceded to affiliated Mercury companies.

     The ELM transaction was accounted for using the purchase method of accounting and resulted in an immaterial amount of goodwill that will be amortized using the straight-line method over a ten-year period.

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

     Certain statements in this report on Form 10-Q that are not historical fact constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others, the intense competition currently existing in the California automobile insurance markets, the success of the Company in integrating and profitably operating the business of AMI and in expanding generally in Florida, Texas and other states outside of California, the impact of potential third party "bad-faith" legislation, the use of territories in establishing rates, the ability of the Company to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and to obtain similar rate approvals in other states and the level of investment yields obtainable in the Company's investment portfolio in comparison to recent yields, as well as the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates and legislative and regulatory changes, particularly in California.

Results of Operations
---------------------

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

     Premiums earned in the third quarter of 2000 increased 5.0% from the corresponding period in 1999. Net premiums written in the third quarter of 2000 increased 4.4% from the corresponding period in 1999. Contributing to the overall third quarter 2000 premiums written growth were initial automobile premiums in Texas from the recent Concord agency transaction, and increases in California homeowner premiums, California non-standard automobile premiums and Florida automobile premiums.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 1.6% in the third quarter of 2000 compared to an increase of 4.4% for all of 1999. California private passenger automobile
policies inforce decreased slightly during the third quarter of 2000.   The
automobile insurance marketplace remains intensely competitive, particularly in California.

     The loss ratio in the third quarter (loss and loss adjustment expenses related to premiums earned) was 71.9%, compared with 68.5% in 1999. The higher loss ratio in 2000, as compared to 1999, was primarily due to increased severity recorded on California automobile claims and unfavorable loss results from the Texas operations. Partially offsetting this was improved results in Florida and American Mercury Insurance Company.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2000 was 26.2% compared to 26.4% in 1999.

     The combined ratio of losses and expenses (GAAP basis) was 98.1% in 2000 compared with 94.9% in 1999, resulting in an underwriting gain for the period of $5.9 million, compared with $15.4 million in 1999.

     Investment income for the third quarter was $26.9 million, compared with $24.8 million in the third quarter of 1999. The after-tax yield on average investments of $1,731.1 million (fixed maturities and equities valued at cost) was 5.56% compared with 5.49% on average investments of $1,624.6 million in 1999.

     Realized investment gains before income taxes were $0.6 million compared with realized losses of $6.8 million in the third quarter of 1999. Approximately $6.0 million of the loss in 1999 was related to a permanent impairment in the value of one preferred stock investment.

     The income tax provision in the third quarter of 2000 of $4.6 million represented an effective tax rate of 14.4%, compared with an effective rate of 17.2% in 1999. The lower effective rate is principally attributable to the larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain and taxable investment income.

     Net income for the third quarter of $27.4 million, or $.51 per share (diluted), compares with $27.7 million or $.51 per share (diluted) in 1999. Basic net income per share was $.51 in 2000 and $.51 in 1999.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income for the third quarter of $32.4 million compares with other comprehensive losses of $40.3 million in 1999. The gains were primarily the result of decreased market interest rates which increased the value of the Company's investment portfolio.

Nine Months ended September 30, 2000 compared to Nine Months ended September 30, 1999

     Premiums earned in the nine months of 2000 increased 5.1% from the corresponding period in 1999. Net premiums written in the nine months of 2000 increased 5.3% from the corresponding period in 1999. Contributing to the overall nine months of 2000 premiums written growth were initial automobile premiums in Texas from the recent Concord agency transaction and increases in California homeowners premiums, California non-standard automobile premiums and Florida automobile premiums.

     California premiums written, representing 89% of the Company's total premiums, grew approximately 2.8% in the nine months of 2000 compared to an increase of 4.4% for all of 1999. California private passenger automobile policies inforce decreased slightly during the first nine months of 2000. The automobile insurance marketplace remains intensely competitive, particularly in California.

     The loss ratio in the nine months of 2000 (loss and loss adjustment expenses related to premiums earned) was 71.3%, compared with 66.2% in 1999. The higher loss ratio in 2000, as compared to 1999, was primarily due to increased severity recorded on California automobile claims and poor loss experience in our Texas and Illinois operations. Partially offsetting this is improved loss experience in our American Mercury and Florida operations.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2000 was 26.8% compared to 26.9% in 1999.

     The combined ratio of losses and expenses (GAAP basis) was 98.1% in 2000 compared with 93.1% in 1999, resulting in an underwriting gain for the period of $17.8 million, compared with $61.4 million in 1999.

     Investment income for the nine months of 2000 was $78.5 million, compared with $73.9 million in the nine months of 1999. The after-tax yield on average investments of $1,696.7 million (fixed maturities and equities valued at cost), was 5.55% compared with 5.61% on average investments of $1,583.0 million in 1999.

     Realized investment gains before income taxes were $2.8 million compared with realized losses of $8.2 million in the nine months of 1999. Approximately $6.0 million of the loss in 1999 was related to a permanent impairment in the value of one preferred stock investment.

     The income tax provision in the nine months of 2000 of $15.0 million represented an effective tax rate of 15.2%, compared with an effective rate of 20.7% in 1999. The lower effective rate is principally attributable to a larger proportion of pre-tax income derived from tax-exempt investment income as compared to fully taxable underwriting gain and taxable investment income.

     Net income for the nine months of $83.4 million, or $1.54 per share (diluted), compares with $100.7 million or $1.84 per share (diluted) in 1999. Basic net income per share was $1.54 in 2000 and $1.84 in 1999.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income for the nine months of 2000 of $57.9 million compares with other comprehensive losses of $93.3 million in 1999. The gains were primarily the result of decreased market interest rates which increased the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the nine months of 2000 was $139.4 million, while funds derived from the sale, call or maturity of investments was $197.0 million, of which approximately 29% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $98.1 million during the period. Equity investments, including perpetual preferred stocks, increased by $6.8 million at cost, and short-term cash investments increased by $9.8 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $131.7 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" was less than amortized cost of $1,697.6 million at September 30, 2000 by $2.8 million. That unrealized loss, reflected as accumulated other comprehensive loss in shareholders' equity net of applicable tax effects, was $1.8 million at September 30, 2000 compared with an unrealized loss of $39.5 million at December 31, 1999.

     The Company's cash and short term investments totaled $59.5 million at September 30, 2000, of which $3 million is restricted. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     In October 2000, the Company obtained a $30 million 364 day credit facility through the Bank of America. This credit facility replaces an expiring credit facility of $100 million that was through a consortium of banks led by the Bank of New York. As of October 31, 2000, the Company has drawn on $27 million of the $30 million Bank of America credit facility.

     The Company's notes payable increased by $20.9 million during 2000. The proceeds from the increased borrowings were used for the ELM transaction, the Company's stock buyback program and for general corporate purposes. At September 30, 2000, $1.5 million of the Company's notes payable are due within one year.

     It has been the Company's policy not to invest in high yield or "junk" bonds.

Approximately 1.0% of total fixed maturities at September 30, 2000 were rated below investment grade. The average rating of the $1,432.0 million bond portfolio (at amortized cost) was AA-, while the average effective maturity approximates 9.9 years. The modified duration of the bond portfolio approximates
6.8 years. Bond holdings are broadly diversified geographically, and, within the tax-exempt sector, consist largely of revenue issues, including housing bonds subject to sinking funds and special par calls, and other issues, many of which have been pre-refunded and escrowed with U.S. Treasuries. General obligation bonds of the large eastern cities have generally been avoided. Holdings in the taxable sector consist principally of senior public utility issues. Fixed-maturity investments of $1,451.9 million (at cost) include $19.9 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $235.0 million at market (cost $245.7 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represents 24.9% (at cost) of total shareholders' equity.

     As of September 30, 2000, the Company had no material commitments for capital expenditures.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $902.5 million at September 30, 2000 and net written premiums for the twelve months ended on that date of $1,254.5 million, the ratio of writings to surplus was approximately 1.4 to 1.

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

     A decrease in market interest rates during the nine months of the year positively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital Resources section above.

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


                                   MERCURY GENERAL CORPORATION



Date: November 10, 2000            By: /s/ GEORGE JOSEPH
                                       ------------------------------------
                                   George Joseph
                                   Chairman and Chief Executive Officer



Date: November 10, 2000            By: /s/ GABRIEL TIRADOR
                                       ------------------------------------
                                   Gabriel Tirador
                                   Vice President and Chief Financial
                                   Officer