Form 10-K
period 2000-12-31
MERCURY GENERAL CORP
filed 2001-03-28
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year Ended December 31, 2000    Commission File No. 0-3681

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 15, 2001, was approximately $800,435,690 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At March 15, 2001, the Registrant had issued and outstanding an aggregate of 54,198,623 shares of its Common Stock.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 9, 2001 are incorporated herein by reference into Part III hereof.

Item 1.  Business
         --------

General

          Mercury General Corporation ("Mercury General") and its subsidiaries (collectively, "the Company") are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 2000, private passenger automobile insurance and commercial automobile insurance accounted for 90.2% and 3.7%, respectively, of the total Company's gross premiums written. The percentage of gross automobile insurance premiums written during 2000 by state was 90.0% in California, 3.3% in Texas, 3.2% in Florida, 1.5% in Oklahoma, 1.0% in Illinois and 1.0% in Georgia. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 6.1% of gross written premiums in 2000, of which approximately 23% was in commercial lines.

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

          In 2000, A.M. Best & Co. ("A.M. Best") assigned a rating of A+ (Superior) to all of the Company's insurance subsidiaries except American Mercury Insurance Company ("AMI"), American Mercury Lloyds Insurance Company ("AML") and Mercury County Mutual Insurance Company ("MCM"). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI and AML, which accounted for approximately 5% of the Company's 2000 net written premiums, were rated A- (Excellent) in 2000 by A.M. Best. MCM, which produced no premium for the Company in 2000, was unrated by A.M. Best in 2000.

          The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as a branch office in Clearwater, Florida. The non-California insurance subsidiaries maintain offices in Vernon Hills, Illinois, Atlanta, Georgia and Oklahoma City, Oklahoma. During 2000, the Company opened branch offices in Richmond, Virginia and Latham, New York. The Company also maintains offices in Austin, Dallas, Fort Worth, Houston and San Antonio Texas, for a Texas insurance agency that it controls (See Organization). The Company has approximately 2,600 employees.

Organization

         Mercury General, an insurance holding company, is the parent of Mercury Casualty Company ("Mercury Casualty"), a California automobile insurer founded in 1961 by George Joseph, its Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of

Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through an acquisition in December 1996, three additional subsidiaries were added to the group: American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and AFI Management Company, Inc. ("AFIMC"), a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company, a Texas insurer. Accordingly, their operations are included in the consolidated financial statements of the Company effective December 1, 1996. During 1997, the names of American Fidelity Insurance Company and American Fidelity Lloyds Insurance Company were changed to American Mercury Insurance Company and American Mercury Lloyds Insurance Company, respectively. In June 1998, Cimarron Insurance Company was sold for cash. Cimarron's results, which are not material to the Company's operations, are included in the Company's 1998 operating results up to the sale date.In December 1999, the Company completed a transaction that, in effect transferred control of Concord Insurance Services, Inc. ("Concord"), a Texas insurance agency headquartered in Houston, Texas, to the Company. Concord's results of operations are included in the consolidated financial statements of the Company effective October 31, 1999.

         During 2000, the Company acquired the authority and right to manage and control Elm County Mutual Insurance Company, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code. The acquisition was made through the purchase of a management agreement from Employers Reinsurance Corporation, a Missouri corporation with its principal place of business in Overland Park, Kansas. Effective January 2, 2001, Elm's name was changed to Mercury County Mutual Insurance Company. The effective date of the transaction was September 30, 2000. MCM's results of operations, which are immaterial to the Company, are included in the consolidated results of the Company effective September 30, 2000.

         Prior to January 1, 2001, Mercury General furnished management services to its California, Georgia, Illinois and Oklahoma subsidiaries. Following December 31, 2000, these management services are provided by a subsidiary of Mercury Casualty Company. Mercury General, its subsidiaries, AML, Concord and MCM, are referred to as the "Company" unless the context indicates otherwise. Mercury General Corporation individually is referred to as "Mercury General." All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC and Concord, are referred to as the "Insurance Companies." The term "California Companies" refers to Mercury Casualty, Mercury Insurance and California Automobile Insurance Company.

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

         At December 31, 2000, "good drivers" (as defined by the California Insurance Code) accounted for approximately 75% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 25%. The renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

         In October 1998, the Company began offering a monthly pay policy through its California Automobile Insurance Company subsidiary targeted at higher risk drivers who do not fall into existing risk classifications. This business accounts for approximately 4% of the total voluntary private passenger automobile policies in-force in California.

         The Company's Oklahoma and Texas private passenger automobile business in force, underwritten through AMI, is primarily standard and preferred risks. AMI began offering a non- standard policy during 1998 in Texas. The amount of non-standard policies in force, written by AMI, was insignificant at December 31, 2000.

         The Company also offers non-standard private passenger automobile coverage in Texas through Concord. Non-standard policies in force, written through Concord, are not a significant portion of the Company's total premiums in force at December 31, 2000.

         The Company's Florida private passenger automobile business in force, underwritten by Mercury Casualty Company, is primarily standard and preferred risks. In December 1999, the Company began offering homeowners insurance to Florida residents. The amount of Florida homeowners policies in force at December 31, 2000 was not significant.

         The Company's Illinois and Georgia private passenger automobile business in force is primarily standard and preferred risks and is not a significant portion of the Company's total premiums in force at December 31, 2000.

Production and Servicing of Business

         The Company sells its policies through more than 2,000 independent agents, of which approximately 900 are located in California, approximately 300 are located in Florida and approximately 550 others represent AMI in Oklahoma and Texas. The remainder are located in Georgia and Illinois. Approximately half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

         One agency produced approximately 18%, 19% and 19% during 2000, 1999 and 1998, respectively, of the Company's total direct premiums written. This agency was sold during 1998 to a large national broker. No other agent accounted for more than 2% of direct premiums written.

         The Company believes that its agents' compensation is higher than the industry average. During 2000, total commissions and bonuses incurred were 16.4% of net premiums written.

         The Company has had in place since the fourth quarter of 1995 a newspaper and direct mail advertising program. In April 1998, the advertising program was expanded to include radio and billboard advertising. While the majority of the advertising costs are borne by the Company, a portion of these costs are borne by the Company's agents based upon the number of account leads generated by the advertising. During 2000 the Company began television advertising and discontinued advertising on the radio. The Company intends to continue the current level of advertising during the year 2001. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate (See Competitive Conditions).

Claims

         Claims operations are conducted by the Company. The claims staff in California, Georgia, Illinois, Florida, Oklahoma and Texas administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

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

         The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company's consolidated financial statements for the periods indicated:


                                                       Year ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                        ----    ----     ----
                                                        (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses, beginning of year.....................   $418,800  $385,816  $386,270
Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year............................    878,144   781,316   693,877
       Increase (decrease) in provision for
         insured events of prior years...........     23,637     7,787    (9,409)
                                                    --------  --------  --------
         Total incurred losses and loss adjustment
           expenses..............................    901,781   789,103   684,468
                                                    --------  --------  --------

Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year.....................................    562,163   492,314   437,612
      Losses and loss adjustment expenses attribu-
        table to insured events of prior years...    294,615   263,805   247,310
                                                    --------  --------  --------

         Total payments..........................    856,778   756,119   684,922
                                                    --------  --------  --------

Net reserves for losses and loss adjustment
 expenses at the end of the period...............    463,803   418,800   385,816
Reinsurance recoverable .........................     28,417    16,043    20,160
                                                    --------  --------  --------
Gross liability at end of year...................   $492,220  $434,843  $405,976
                                                    ========  ========  ========

         The increase in the provision for insured events of prior years in 2000 and 1999 largely relates to an increase in the ultimate liability for bodily injury and physical damage claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

         The decrease in the provision for insured events of prior years in 1998 largely relates to effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for "pain and suffering." - See Regulations - California Financial Responsibility Law. This new law produced an overall reduction in bodily injury loss severity for calendar year 1997. In addition, a new law, effective January 1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims. See Regulations-California Financial Responsibility Law.

         The AMI purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves.

         Losses incurred through 2000 include approximately $1 million of adverse development related to acquisition date loss reserves of AMI. As per guidance provided by Financial Accounting Standards Board (FASB) release EITF D-54, the Company has recorded the effects of the reserve guarantee separately rather than netting the effect directly against the loss reserve and loss expense accounts.

         The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the Department of Insurance in accordance with statutory accounting principles ("SAP") is shown in the following table:

                                                       December 31,
                                               ------------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----
                                                    (Amounts in thousands)
         Reserves reported on a SAP basis.....  $463,803   $418,800    $385,816
         Reinsurance recoverable..............    28,417     16,043      20,160
                                                --------   --------    --------
         Reserves reported on a GAAP basis....  $492,220   $434,843    $405,976
                                                ========   ========    ========

         Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

         The following table represents the development of loss reserves for the period 1990 through 2000. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re- estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2000.

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


                                                                     As of December 31,
                              -----------------------------------------------------------------------------------------------
                               1990    1991      1992     1993     1994     1995     1996     1997    1998     1999     2000
                              ----     ----      ----     ----     ----     ----     ----     ----    ----     ----     ----
                                                                 (Amounts in thousands)
Net reserves for
 losses and loss
 adjustment expenses........   $301,354 $280,157 $239,203 $214,525 $223,392 $250,990 $311,754 $386,270 $385,816 $418,800 $463,803
Paid (cumulative)
 as of:
  One year later............    181,781  151,866  135,188  143,272  145,664  167,226  206,390  247,310  263,805  294,615
  Two years later...........    238,030  197,640  184,119  187,641  198,967  225,158  291,552  338,016  366,908
  Three years later.........    254,884  213,824  197,371  204,606  214,403  248,894  316,505  369,173
  Four years later..........    261,058  218,067  201,365  207,704  219,596  253,708  324,337
  Five years later..........    263,011  220,057  202,383  209,930  220,852  255,688
  Six years later...........    262,741  220,313  203,578  210,281  221,771
  Seven years later.........    262,770  221,098  203,461  210,767
  Eight years later.........    263,527  220,974  203,657
  Nine years later..........    263,422  220,975
  Ten years later...........    263,461

Net reserves re-estimated
 as of:
  One year later............    285,212  230,991  204,479  204,451  216,684  247,122  324,572  376,861  393,603  442,437
  Two years later...........    265,618  218,404  204,999  207,089  222,861  254,920  329,210  378,057  407,047
  Three years later.........    259,624  220,620  203,452  210,838  221,744  257,958  327,749  383,588
  Four years later..........    264,259  221,118  204,603  210,890  222,957  257,196  329,339
  Five years later..........    264,127  221,264  203,705  211,192  221,947  256,395
  Six years later...........    263,336  220,721  204,161  210,739  221,942
  Seven years later.........    263,045  220,974  203,775  210,719
  Eight years later.........    263,341  220,895  203,928
  Nine years later..........    263,292  221,070
  Ten years later...........    263,505
Net Cumulative Redundancy
  (deficiency)..............     37,849   59,087   35,275    3,806    1,450   (5,405) (17,585)   2,682  (21,231) (23,637)

                                                                  As of December 31,
                               ---------------------------------------------------------------------------------------
                                         1992     1993     1994     1995     1996     1997     1998     1999     2000
                                         ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                      (Amounts in thousands)
Gross liability - end of year           240,183  215,301  227,499  253,546  336,685  409,061  405,976  434,843  492,220
Reinsurance recoverable                    (980)    (776)  (4,107)  (2,556) (24,931) (22,791) (20,160) (16,043) (28,417)
                                        -------  -------  -------  -------  -------  -------  -------  -------  -------
Net liability - end of year             239,203  214,525  223,392  250,990  311,754  386,270  385,816  418,800  463,803
                                        ======= ======== ========  ======= ========  =======  =======  =======  =======
Gross re-estimated liability - latest   209,307  218,470  235,315  266,552  357,443  409,051  429,212  459,701
Re-estimated recoverable - latest        (5,379)  (7,751) (13,373) (10,157) (28,104) (25,463) (22,165) (17,264)
                                        -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated liability - latest     203,928  210,719  221,942  256,395  329,339  383,588  407,047  442,437
                                        =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) 30,876   (3,169)  (7,816) (13,006) (20,758)      10  (23,236) (24,858)
                                        =======  =======  =======  =======  =======  =======  =======  =======

          For the calendar years 1998 and 1999, the Company's previously estimated loss reserves produced a deficiency which was reflected in the following years incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury and physical damage claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

         For the calendar year 1997, the Company's previously estimated loss reserves produced a small redundancy. The Company attributes the favorable loss development primarily to the effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for "pain and suffering." See
Regulations - California Financial Responsibility Law. This new law produced an overall reduction in bodily injury loss severity for calendar year 1997. In addition, a new law, effective January 1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims. See Regulations-California Financial Responsibility Law.

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

         For the calendar years 1990 through 1994, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the "Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position (See Third Party "Bad Faith" Legislation). Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the California Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business had declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved.

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

                                                 Year ended December 31,
                                      --------------------------------------------
                                       2000      1999      1998     1997     1996
                                       ----      ----      ----     ----     ----
Loss Ratio......................       72.2%     66.5%     61.1%    63.5%    66.6%
Expense Ratio...................       26.4      26.5      26.3     24.7     24.0
                                       ----      ----      ----     ----     ----
Combined Ratio..................       98.6%     93.0%     87.4%    88.2%    90.6%
                                       ====      ====      ====     ====     ====
Industry combined ratio (all
  writers) (1)..................      108.7%(2) 102.6%    100.1%    99.5%   101.0%
Industry combined ratio (excluding
  direct writers) (1)...........        N.A.    102.3%     99.1%   100.1%   102.6%

__________________

(1) Source: A.M. Best, Aggregates & Averages (1997 through 2000), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)     Source:  A.M. Best, "Best's Review, January 2001," "Review Preview."

(N.A.)  Not available.

        Under GAAP, the loss ratio is computed in the same manner as under statutory accounting, but the expense ratio is determined by matching underwriting expenses to the period that net premiums were earned, rather than by when net premiums were written. The following table sets forth the Company's loss ratio, expense ratio and combined ratio under GAAP for the last five years.

                                                            Year ended December 31,
                                              ------------------------------------------------
                                               2000       1999       1998      1997       1996
                                               ----       ----       ----      ----       ----
Loss Ratio                                     72.2%      66.4%      61.0%     63.5%      66.5%
Expense Ratio                                  26.3       26.8       26.6      25.1       24.4
                                               ----       ----       ----      ----       ----
Combined Ratio                                 98.5%      93.2%      87.6%     88.6%      90.9%
                                               ====       ====       ====      ====       ====

  Premiums to Surplus Ratio
  --------------------------

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

                                                             Year ended December 31,
                                             ---------------------------------------------------
                                             2000        1999         1998       1997       1996
                                             ----        ----         ----       ----       ----
                                                 (Amounts in thousands, except ratios)
Net premiums written.....                $1,272,447  $1,206,171   $1,144,051 $1,086,241  $795,873
Policyholders' surplus...                $  954,753  $  853,794   $  767,223 $  679,359  $594,799
Ratio....................                  1.3 to 1    1.4 to 1     1.5 to 1   1.6 to 1  1.3 to 1

   Risk Based Capital
   ------------------

         In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2000. Each of the companies exceeded the highest level of minimum required capital.

   Statutory Accounting Principles
   -------------------------------

         The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the NAIC,as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2000, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

         During 1998, the NAIC approved the codification of statutory accounting practices. Codification became effective January 1, 2001. Certain state laws may differ from codification. The Company estimates that it would realize a surplus increase of approximately $33 million at December 31, 2000 under codification. This increase primarily relates to the establishment of a net deferred tax asset and does not include any adjustment for the elimination of the reserve for the excess of statutory reserves over statement reserves for the California domiciled companies. For its California domiciled companies, the Company is not able to recognize a surplus increase of $9 million for the elimination of the excess of statutory reserves over statement reserves prescribed by codification because California law requires the establishment of a statutory reserve.

Investments and Investment Results

         The investments of the Company are made by the Company's Chief Investment Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax ("AMT") was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. Due to AMT considerations, the Company has recently begun to purchase a greater percentage of taxable securities. At year-end, approximately 74% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was AA- at December 31, 2000.

         The nominal average maturity of the bond portfolio is 15.0 years at December 31, 2000, but the call-adjusted average maturity of the portfolio is shorter, approximately 9.4 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was 6.8 years at December 31, 2000. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

         Holdings of lower than investment grade bonds constitute approximately 1% of total investments. The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the Consolidated Statement of Income. During 1999, the Company realized a loss of approximately $6.0 million on one equity security where the decline in market value was considered other than temporary. As the result of a liquidating dividend, the Company realized a gain of $347,000 on the same equity security in 2000. Equity holdings consist primarily of perpetual preferred stocks and dividend bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

         The California energy crisis has created credit problems for Southern California Edison and Pacific Gas & Electric. The Company has no investment in Pacific Gas & Electric. The Company's investment in Southern California Edison or Southern California Edison subsidiaries is less than one half of one percent of total investments and is carried on the financial statements at current market value.

         The following table summarizes the investment results of the Company for the five years ended December 31, 2000:

                                                                  Year ended December 31,
                                            -----------------------------------------------------------------
                                                   2000(1)     1999(1)       1998(1)    1997(1)   1996(1)
                                                   ----        ----          ----       ----      ----
                                                                   (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments (2))............    $1,710,176   $1,595,466  $1,473,843 $1,263,167 $970,677
Net investment income:
       Before income taxes...................       106,466       99,374      96,169     86,812   70,180
       After income taxes....................        95,154       89,598      87,199     77,917   63,371
Average annual return on investments:
       Before income taxes...................           6.2%         6.2%        6.5%       6.9%     7.2%
       After income taxes....................           5.6%         5.6%        5.9%       6.2%     6.5%
Net realized investment gains (losses) after
   income taxes..............................         2,564       (7,754)     (2,552)     3,232   (2,062)
Net increase (decrease) in unrealized
   gains/losses on all investments after
   income taxes..............................    $   70,342   $  (90,667) $    5,065 $   27,175 $ (6,271)

(1) Includes AMI for the month of December 1996 and the full years 1997 through 2000 and MCM for the last three months of 2000.
 (2)     Fixed maturities and equities at cost.

         The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                       December 31,
                             ------------------------------------------------------------------
                                      2000                 1999                  1998
                              ------------------   -------------------    -------------------
                               Amortized Market      Amortized Market       Amortized Market
                                Cost      Value      Cost       Value       Cost       Value
                                ----      -----      ----       -----       ----       -----
                                                 (Amounts in thousands)
Taxable Bonds..........       $  151,281 $  152,704  $   21,461 $   20,779  $   28,339 $   29,163
Tax-Exempt State and
 Municipal Bonds.......        1,292,711  1,336,555   1,300,896  1,269,604   1,174,630  1,251,475
Sinking Fund Preferred
 Stocks................           19,905     20,215      31,408     31,671      42,471     44,270
                               ---------  ---------   ---------  ---------   ---------   --------
   Total Fixed Maturity
    Investments........        1,463,897  1,509,474   1,353,765  1,322,054   1,245,440  1,324,908

Equity Investments incl.
 Perpetual Preferred
 Stocks................          250,593    252,510     238,856    209,843     220,449    219,745
Short-term Cash Invest-
 ments.................           32,977     32,977      43,568     43,568      45,992     45,992
                               ---------  ---------   ---------  ---------   ---------  ---------
Total Investments......       $1,747,467 $1,794,961  $1,636,189 $1,575,465  $1,511,881 $1,590,645
                               =========  =========  ========== ==========   =========  =========

At December 31, 2000, the Company had a net unrealized gain on all investments of $47,494,000 before income taxes.

Competitive Conditions

         The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations, the Company in 1999 was the sixth largest writer of private passenger automobile insurance in California. All of the Company's competitors having greater shares of the California market sell insurance either directly and/or through exclusive agents, rather than through independent agents.

         The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company's view, the overall profitability of the California marketplace during the 1996 through 1998 time period created a favorable environment for automobile insurance writers. Many major automobile insurers attempted to capitalize on the favorable climate by increasing their marketing efforts and reducing rates in attempts to capture more business. These industry wide rate reductions and increased severity trends on collision and physical damage coverages contributed to the deterioration of industry loss ratios in 1999 and 2000 (See Operating Ratios - Loss and Expense). Most competitors have recently filed for and implemented rate increases. Consequently, the Company believes that the industry is now entering a period of rising premium rates and reduced underwriting capacity.

         Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents is a means of competition. According to a recent study released by the California DOI, the combined results for the Company's California subsidiaries included in the study, tied the Company for best among the largest seven automobile insurers in California when measured by consumer complaints. The Company's California subsidiaries included in the study had 1.3 million earned cars, as defined by the California Department of Insurance, in 1999 and only 24 justified complaints, a ratio of 1.8 for every 100,000 cars. The Company had no justified complaints on its homeowners business.

         All rates charged by private passenger automobile insurers are subject to the prior approval of the California DOI. See Regulation - Automobile Insurance Rating Factor Regulations.

         The Company encounters similar competition in each state and other lines of business in which it operates outside California.

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

         Effective January 1, 2000, the Company maintains property and liability excess per risk coverage through Swiss Re, which is rated A++ by A.M. Best, for its Florida homeowners line of business. The treaty provides $200,000 coverage in excess of $100,000 for each risk subject to a maximum of $600,000 for any one occurrence. A second layer of coverage provides an additional $1,200,000 in excess of the first $300,000 per risk subject to a maximum of $1,200,000 for any one occurrence.

         The Company had in place a treaty reinsurance agreement with Swiss Re, effective October 1, 1998, where risks written under personal umbrella policies are ceded to Swiss Re on a 100% quota share basis. The maximum coverage was $5 million per risk. This treaty was revised effective October 1, 2000. The revised treaty provides $4 million coverage in excess of $1 million for each risk.

         Prior to 1998, the Company maintained catastrophe reinsurance for property and automobile physical damage business. Effective October 1, 1998, the Company did not renew this catastrophe reinsurance. The reinsurance program was not renewed because the Company believes it has adequate capitalization to absorb catastrophe losses in these lines. The Company periodically reviews its requirements for catastrophic reinsurance particularly in areas that are prone to catastrophes such as Florida and California. For California, the Company has reduced its catastrophe exposure from earthquakes due to the placement, beginning in the second quarter of 1998, of earthquake risks written in conjunction with California homeowners policies, with the California Earthquake Authority (CEA). See Regulation - California Earthquake Authority. Although the Company's catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure for fire following an earthquake.

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

         MCM has reinsurance treaties with several different reinsurers. 100% of all risks written by MCM are ceded to reinsurers. The Company also holds a formal guarantee from ERC which reimburses MCM if any of the reinsurers fail to satisfy their obligations under their respective reinsurance agreements.

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

         The Georgia DOI conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 1997. The reports on the results of that examination recommended no adjustments to the statutory financial statements as filed by the Company. The Illinois DOI conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 1995. The reports on that audit have recommended no changes to the statutory financial statements as filed. The Oklahoma DOI conducted an examination of AMI as of December 31, 1998. The exam resulted in no material findings or recommendations. The state of Texas will also conduct periodic examinations of AMI and MCM.

         The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2000 and 1999, those contributions amounted to $579,800 and $528,000, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

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

  Holding Company Act
  -------------------

         The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the California DOI may examine the affairs of each company at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an "extraordinary" type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the Company's admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

         The insurance subsidiaries in Georgia, Illinois, Oklahoma and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act. Regulatory approval was obtained from California, Oklahoma and Texas before the acquisition of AMI was completed. Approval was granted by Texas for the Mercury County Mutual transaction.

  Assigned Risks
  --------------

         Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.5% of the direct automobile insurance premium written by the Company was for assigned risk business. In 2000, assigned risks represented 0.2% of total automobile direct premiums written and 0.2% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Effective January 1, 1994, the California Insurance Code requires that rates established for the plan be adequate to support the plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995. The Commissioner approved a rate decrease of 28.3% effective February 1, 1999. Even with the rate decrease, the number of assignments decreased in 1999 and again in 2000. The Company attributes these decreases to the competitive voluntary market.

  California Automobile Insurance Low Cost Program
  ------------------------------------------------

         In 1999, California enacted a pilot low cost automobile program ("LCP") for low income good drivers in San Francisco City and County and Los Angeles County which became effective July 1, 2000. The program provides a low limit policy (bodily injury liability coverage of $10,000 per person and $20,000 per occurrence and property damage liability coverage of $3,000) that satisfies financial responsibility requirements, to those good drivers with income that does not exceed 150% of the federal poverty level.

         The LCP is administered by the California Automobile Assigned Risk Plan ("CAARP") which is the same entity that administers the assigned risk program for California. LCP policies are assigned to insurance companies in proportion to each insurer's share of the California private passenger automobile insurance market. The volume and profitability of the program, including the annual assessment, are insignificant to the consolidated financial results of the Company. The LCP will expire on January 1, 2004, unless reenacted by the California legislature.

  Automobile Insurance Rating Factor Regulations
  ----------------------------------------------

         Since 1989, California Proposition 103 has required that property and casualty insurance rates be approved by the Insurance Commissioner prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified four statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured's driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to risk of loss and adopted by regulation. The statute further provided that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver."

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

         The Company's plan, and the new plans of most other California automobile insurers, were approved by the Department in October 1997. The Company's plan became effective October 1, 1997. The rate changes resulting from implementation of that plan have not materially affected the Company's competitive position or its profitability.

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

  Third Party "Bad Faith" Legislation
  -----------------------------------

         Recent initiatives to reinstate third party "bad faith" lawsuits have been unsuccessful. If such legislation is enacted, it could have a significant detrimental effect on the Company's operating results. This would particularly be the case if the Company had difficulty in implementing rate increases to compensate for increased loss costs.

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

         Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company's maximum total exposure to CEA assessments at April 30, 2000, is approximately $14.6 million.

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

         In October 1992, the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies the entire facility.

         The Company leases all of its other office space. Office location is not material to the Company's operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.  Legal Proceedings
         -----------------

         The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information concerning the executive officers of the Company as of March 16, 2001:

         Name                  Age             Position
         ----                  ---             --------
         George Joseph          79     Chairman of the Board, President and
                                       Chief Executive Officer
         Cooper Blanton, Jr.    74     Executive Vice President
         Bruce E. Norman        52     Senior Vice President in charge of
                                       Marketing
         Joanna Y. Moore        45     Vice President and Chief Claims Officer
         Kenneth G. Kitzmiller  54     Vice President in charge of Underwriting
         Gabriel Tirador        36     Vice President and Chief Financial
                                       Officer
         Judy A. Walters        54     Vice President - Corporate Affairs and
                                       Secretary
         Peter R. Simon         41     Vice President - Information Systems

         Mr. Joseph, President and Chief Executive Officer of the Company and Chairman of its Board of Directors, has served as Chairman and Chief Executive Officer since 1961. He was named President in October 2000. Mr. Joseph has more than 45 years experience in the property and casualty insurance business.

         Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May 1995 he was named President of the Georgia and Illinois insurance company subsidiaries and in February 1996 he was elected to the Board of Directors of those companies. In January 1999 he was named Chairman of the Board of AMIC and President in April 2000. Mr. Blanton has over 40 years of experience in underwriting and other aspects of the property and casualty insurance business.

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

         Mr. Tirador, Vice President and Chief Financial Officer, served as the Company's assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 as Vice President and Chief Financial Officer. Mr. Tirador has over fourteen years experience in the property and casualty insurance industry and is a Certified Public Accountant.

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

         1999                                                 High        Low
                                                              ----        ---

                  1st Quarter..............................   $45.500    $31.875
                  2nd Quarter..............................   $40.000    $31.938
                  3rd Quarter..............................   $36.375    $26.375
                  4th Quarter..............................   $28.875    $20.938

         2000                                                 High        Low
                                                              ----        ---

                  1st Quarter..............................   $29.688    $21.063
                  2nd Quarter..............................   $30.250    $23.563
                  3rd Quarter..............................   $28.375    $23.375
                  4th Quarter..............................   $44.875    $26.125

         2001                                                 High        Low
                                                              ----        ---

                  1st Quarter (January 1 - March 15).......   $43.813    $32.625

Dividends

         Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2000 and 1999, the Company paid dividends on its common stock of $0.96 per share and $0.84 per share, respectively. On January 26, 2001, the Board of Directors declared a $0.265 quarterly dividend payable on March 29, 2001 to stockholders of record on March 15, 2001.

         The common stock dividend rate has been increased seventeen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

         As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2001 of up to approximately $94 million. See Note 11 of Notes to Consolidated Financial Statements and "Business -- Regulation -- Holding Company Act."

Shareholders of Record

         The approximate number of holders of record of the Company's common stock as of March 15, 2001 was 262. The approximate number of beneficial holders as of March 15, 2001 was 7,500 according to the Bank of New York, the Company's transfer agent.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------

                                                            Year ended December 31,
                                      ------------------------------------------------------------------
                                          2000           1999          1998          1997         1996
                                          ----           ----          ----          ----         ----
                                                  (Amounts in thousands, except per share data)
Income Data:
Premiums earned..................     $1,249,259     $1,188,307    $1,121,584     $1,031,280    $754,724
Net investment income............        106,466         99,374        96,169         86,812      70,180
Realized investment gains(losses)          3,944        (11,929)       (3,926)         4,973      (3,173)
Realized gain from sale of
  subsidiary.....................             --             --         2,586             --          --
Other............................          6,349          4,924         5,710          4,881       3,233
                                       ---------      ---------     ---------      ---------     -------

         Total Revenues..........      1,366,018      1,280,676     1,222,123      1,127,946     824,964
                                       ---------      ---------     ---------      ---------     -------

Losses and loss adjustment
  expenses.......................        901,781        789,103       684,468        654,729     501,858
Policy acquisition costs.........        268,657        267,399       252,592        224,883     160,019
Other operating expenses.........         59,733         50,675        44,941         33,579      24,493
Interest.........................          7,292          4,960         4,842          4,976       2,004
                                       ---------      ---------     ---------      ---------     -------
         Total Expenses..........      1,237,463      1,112,137       986,843        918,167     688,374
                                       ---------      ---------     ---------      ---------     -------
Income before income taxes.......        128,555        168,539       235,280        209,779     136,590
Income taxes.....................         19,189         34,830        57,754         53,473      30,826
                                       ---------      ---------     ---------      ---------     -------
Net Income.......................     $  109,366     $  133,709    $  177,526     $  156,306    $105,764
                                       =========      =========     =========      =========     =======

Per Share Data:
Basic earnings per share *.......     $     2.02     $     2.45    $     3.23     $     2.84    $   1.93
                                       =========      =========     =========      =========     =======
Diluted earnings per share *.....     $     2.02     $     2.44    $     3.21     $     2.82    $   1.92
                                       =========      =========     =========      =========     =======
Dividends paid *.................     $      .96     $      .84    $      .70     $      .58    $    .48
                                       =========      =========     =========      =========     =======

                                                                  December 31,
                                      --------------------------------------------------------------------
                                        2000            1999          1998          1997          1996
                                        ----            ----          ----          ----          ----
                                                (Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments................     $1,794,961     $1,575,465    $1,590,645     $1,448,248    $1,168,287
Premiums receivable..............        123,070        115,654       107,950        104,216        83,748
Total assets.....................      2,142,263      1,906,367     1,877,025      1,725,532     1,419,927
Unpaid losses and loss
 adjustment expenses.............        492,220        434,843       405,976        409,061       336,685
Unearned premiums................        365,579        340,846       327,129        309,376       260,878
Notes payable....................        107,889         92,000        78,000         75,000        75,000
Deferred income tax
 liability (asset)...............          8,336        (28,541)       22,639         19,722         6,349
Shareholders' equity.............      1,032,905        909,591       917,375        799,592       641,222
Book value per share*............          19.08          16.73         16.80          14.51         11.69

*Adjusted for a two-for-one stock split effective September 1997.

------------------

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

          The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group ("AFI")in December 1996, now American Mercury Insurance Group ("AMI"), the Company expanded into the states of Oklahoma and Texas. The Company further expanded its operations into the state of Florida during 1998. Further expansion into Texas occurred with the Concord Insurance Services, Inc. transaction in December 1999 and the Mercury County Mutual Insurance Company ("MCM") transaction in September 2000.

          During 2000, approximately 91% of the Company's direct premiums written were derived from California.

          In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

          In February 1994, the California Insurance Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Several rate modifications were approved and made effective subsequent to May 1, 1994. A rate change made April 1, 1998, reduced rates by approximately 7% and was primarily made to improve Mercury's competitive position in the marketplace. Except for the April 1, 1998 rate change, the rate changes made over the last several years have been substantially revenue-neutral. The rate change made effective May 1, 1994 resulted in a substantial increase in new business being submitted to the Company. Since March 31, 1994, Private Passenger Automobile ("PPA") policies in force in California have increased from approximately 300,000 to 771,000 at December 31, 2000, an annual rate of increase of approximately 15%. Policy count growth for the year 2000 was down negligibly from 1999 reflecting increased competition in the marketplace.

          In September 1996, the California Insurance Commissioner issued new permanent rating factor regulations designed to implement the requirements that automobile insurance rates be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The law further requires that each of the four factors be applied in decreasing order of importance.

          The Company submitted a proposed rating plan in response to these regulations in March

1997. The Company's plan was approved by the California DOI and became effective October 1, 1997. Although the rate changes produced some minor dislocations, implementation of the new plan has not materially changed the Company's overall competitive position or its profitability.

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
         ---------------------------------------------------------------------

         Premiums earned in 2000 of $1,249.3 million increased 5.1% and net premiums written in 2000 of $1,272.4 million increased 5.5% over amounts recorded in 1999. Contributing to the overall premium written growth were initial automobile premiums in Texas from the recent Concord agency transaction, and increases in California homeowner premiums, California non-standard automobile premiums and Florida automobile premiums. The Company's core California private passenger automobile premiums were relatively flat and AMI experienced a decline in premium volume.

         The Company believes that downward pressure on premium rates due to highly competitive conditions in the California private passenger auto market has resulted in higher loss ratios. To improve loss ratios many California auto insurers have either filed for rate increases recently or will do so in the immediate future. The Company has filed for a 6.9% rate increase in both its non-standard automobile line and its private passenger automobile line written by Mercury Casualty Company in California. The combined premium volume for these two lines was $297.6 million in 2000 representing approximately 29% of the California private passenger business written in 2000. Despite the proposed increase, the Company believes that its rates will remain among the lowest in the market. During 2000, the Company continued its marketing efforts for name recognition and lead generation. The Company feels that its marketing effort combined with price and reputation for service make the Company very competitive in California.

         The GAAP loss ratio (loss and loss adjustment expenses related to premiums earned) was 72.2% in 2000 and 66.4% in 1999. The major reason for the less favorable result is an increase in severity for California automobile claims which is the result of inflationary trends in health care costs, auto parts and body shop labor costs.

         The GAAP expense ratio in 2000 (policy acquisition costs and other operating expenses related to premiums earned) was 26.3% compared with 26.8% in 1999. The decrease was due mainly to a reduction in base and contingent commissions, which are tied to loss performance, partially offset by an increase in advertising spending.

         Total losses and expenses in 2000, excluding interest expense of $7.3 million, were $1,230.2 million, resulting in an underwriting gain (premiums earned less losses, policy acquisition costs and other operating expenses) for the period of $19.1 million compared with an underwriting gain of $81.1 million in 1999.

         Investment income in 2000 was $106.5 million compared with $99.4 million in 1999. The after-tax yield on average investments of $1,710.2 million (cost basis) was 5.56%, compared with 5.62% on average investments of $1,595.5 million in 1999. The effective tax rate on investment income in 2000 was 10.6%, compared with 9.8% in 1999. The higher tax rate in 2000 reflects a modest shift in the Company's portfolio mix from non-taxable to taxable issues. Bonds matured and called in 2000 totaled $45.6 million compared with $49.2 million in 1999. Approximately $22.9 million of bonds are expected to mature or be called in 2001.

         Realized investment gains in 2000 were $3.9 million compared with realized losses of $11.9 million in 1999. The gains realized in 2000 were designed to utilize capital loss tax benefits.

Included in 1999 losses was a $6.0 million write-down of a preferred stock investment that became other than temporarily impaired during the third quarter.

         The income tax provision of $19.2 million in 2000 represented an effective rate of 14.9%, compared with an effective rate of 20.7% in 1999. The lower rate in 2000 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income which is taxed at the full corporate rate of 35%.

         Net income in 2000 was $109.4 million or $2.02 per share (diluted), compared with $133.7 or $2.44 per share (diluted), in 1999. Diluted per share results are based on 54.3 million average shares in 2000 and 54.8 million shares in 1999. Basic per share results were $2.02 in 2000 and $2.45 in 1999.

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

         The California private passenger automobile insurance marketplace continued to be extremely competitive which has placed downward pressure on rates. In April 1998, the Company reduced its average premium rate by 7%. Since 1999 was the first full year with the rate decrease in effect, average 1999 rates were lower than average 1998 rates. The Company has continued to increase its marketing efforts for both name recognition and lead generation purposes. Total amounts spent on advertising efforts during 1999 exceeded 1998 expenditures by approximately 70%.

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

Liquidity and Capital Resources

         Net cash provided from operating activities in 2000, was $153.1 million, while funds derived from the sale, redemption or maturity of investments was $273.7 million, of which approximately 50% was represented by the sale of fixed maturities. The amortized cost of fixed-maturity investments increased by $110.1 million during the year. Equity investments, including perpetual preferred stocks, increased by $11.7 million at cost, while short-term cash investments decreased by $10.6 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $191.8 million.

         The market value of all investments held at market as "Available for Sale" exceeded the amortized cost of $1,747.5 million at December 31, 2000 by $47.5 million. That unrealized gain, reflected in shareholders' equity, as Accumulated Other Comprehensive Income, net of applicable tax effects, was $30.9 million at December 31, 2000 compared with an unrealized loss of $39.5 million at December 31, 1999. The increase in market values since December 31, 1999 reflects principally the substantial decrease in intermediate and long term interest rates during 2000.

         The Company's unrestricted cash and short term investments totaled $35.9 million at December 31, 2000. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the sale of long term investments.

         As of December 31, 2000, the average rating of the $1,444.0 million bond portfolio (at amortized cost) was AA-, while the average effective maturity, giving effect to anticipated early call provisions, approximates 9.4 years. The modified duration of the bond portfolio at year-end was 6.8 years. Duration measures the length of time it takes to receive all cash flows produced by a bond, including reinvestment of interest income. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically and by obligor. Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. At December 31, 2000 bond holdings rated below investment grade totaled $19.1 million at market (cost $20.6 million), or less than 1% of total assets.

         Fixed maturity investments of $1,463.9 million (amortized cost), include $19.9 million (amortized cost) of sinking fund preferred stocks, principally utility issues. The market value of all fixed maturities exceeded cost by $45.6 million at December 31, 2000.

         Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

         Equity holdings of $252.5 million at market (cost $250.6 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 24.4% of total shareholders' equity.

         The Company had outstanding debt at December 31, 2000 of $108 million. Of this amount, $75 million has been borrowed under a three year revolving credit bank loan and is due November 21, 2001. The loan agreement requires the Company to meet numerous affirmative and negative covenants. The proceeds of the loan were used to repay a prior loan and to acquire AMI, with the balance contributed as capital to AMI. The loan agreement may be extended annually for additional periods of one year each to maintain the three year maturity date. Due to an increase in interest rate spreads in the loan syndication market during 1999 and 2000, the Company did not extend the maturity for an additional one year period. The Company will reevaluate refinancing or extending the current 2001 maturity date of this loan during 2001. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York rate (prime rate) or the Eurodollar London Interbank rate (LIBOR). Based on rates effective at December 31, 2000, the net interest cost on the loan approximates 6.96%.

         The Company also maintains a $30 million line of credit, of which $27 million was drawn at December 31, 2000 and is due October 26, 2001. The line of credit may be used to fund the Company's stock repurchase program authorized by the Board of Directors in August 1998 as well as for general corporate purposes. The interest rate is variable and is optionally related to the Federal Funds rate or the Eurodollar London Interbank rate (LIBOR). Based on rates effective at December 31, 2000, the net interest cost on the loan approximates 7.51%. The loan covenants are similar to the Company's $75 million loan discussed above.

         The Company regularly evaluates repayment and refinancing for its outstanding debt, including the amounts outstanding under its $75 million loan and the $30 million line of credit that become due and payable in 2001.

         As part of the Elm County Mutual transaction the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2000, the Company is carrying a note payable for $5.4 million, which represents the discounted value of the seven annual payments using a 7% rate. An additional $500,000 note payable to Employers Reinsurance Corporation is due during the first quarter of 2001 and represents the remainder of the initial purchase price.

         Under the stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General's common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of the $30 million credit facility and internal cash generation. During 2000, the Company purchased 314,900 shares of the common stock in the open market at an average price of $22.16. Since the inception of the program in 1998 through December 31, 2000, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The shares purchased were retired.

         In March 1994, the Company's Employee Stock Ownership Plan ("the Plan") purchased 322,000 shares of Mercury General's common stock in the open market at a price of $14.875 per share, adjusted for the two-for-one stock split effective September 16, 1997. The purchases were funded by a five year term bank loan of $5.0 million to the Plan which is guaranteed by the Company. The shares have been allocated to employees over the amortization period of the loan, with the initial allocation made in December 1994. The remaining balance of the loan of $2.0 million was retired in March 1998 with the proceeds of contributions to the Plan by the Company for the year 1997, and the remaining unallocated shares were credited to employees' ESOP balances at December 31, 1997. In August 1998, the Plan purchased 115,000 shares of Mercury General's common stock in the open market at a price of $43.05 per share. The purchases were funded by a five year term bank loan of $5 million to the Plan which is guaranteed by the Company. The shares are being allocated to the employees over a five-year period, with the initial allocation made in December 1998. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the effective rate of interest on the loan, which, in 2000, was 6.72%.

         In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2000. Each of the Companies' policyholders' surplus exceeded the highest level of minimum required capital.

         As of December 31, 2000, the Company had no material commitments for capital expenditures.

         The California Earthquake Authority ("CEA") is a Quasi-Governmental organization that was established in 1996 to provide a market for earthquake coverage to California homeowners. During the second quarter of 1998, the Company began placing all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

         Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon the most current information provided by the CEA, the Company's maximum total exposure to CEA assessments at April 30,2000, is approximately $14.6 million.

         Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $954.8 million at December 31, 2000, and net written premiums for the twelve months ended on that date of $1,272.4 million, the ratio of writings to surplus was approximately 1.3 to 1.

         Statement of Financial Accounting Standards No. 133 (SFAS NO. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. This standard, adopted by the Company on January 1, 2001 will have no impact on the Consolidated Financial Statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risks
         -----------------------------------------------------------

         The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

         The Company invests its assets primarily in fixed maturity investments, which at December 31, 2000 comprised 84% of total investments at market value. Tax-exempt bonds represent 89% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities, consisting primarily of preferred stocks, account for 14% of total investments at market. The remaining 2% of the investment portfolio consists of highly liquid short-term investments which are primarily U.S. Treasury backed overnight repurchase agreements and short-term money market funds.

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

         The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company's investment philosophy has resulted in a portfolio with a moderate duration. During 2000, interest rates declined, which increased the value of the Company's fixed income investments, resulting in a total pretax unrealized gain of $45.6 million on the fixed maturity holdings.

         During 2000, lower market interest reduced the duration of the Company's bond portfolio. Bond investments made by the Company typically have call options attached, which reduce the duration of the asset as interest rates decline. Consequently, the average modified duration of the portfolio declined from 7.8 years at December 31, 1999 to 6.8 years at December 31, 2000. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio would decrease by approximately $101.3 million.

         At December 31, 2000, the Company's strategy for equity investments is a buy and hold strategy which focuses primarily on current income with a secondary focus on capital appreciation. The value of the equity investments consists of $94.6 million in common stocks and $157.9 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to
U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

         During most of the year 2000, non-sinking fund preferred stocks were not actively traded by the market, though lower interest rates intrinsically benefit their market values. At December 31, 2000, the duration on the Company's non-sinking fund preferred stock portfolio was 10.3 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2000 by approximately $16.3 million, everything else remaining the same.

         The remainder of the equity portfolio, representing 5% of total investments at market value, consists primarily of public utility common stocks. These assets are defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security's systematic (non-diversifiable) risk, which is the percentage change in an individual security's return for a 1% change in the return of the market. The average Beta for the Company's common stock holdings was 0.46. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $8.7 million.

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

Quarterly Data

         Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands except per share data):

                                                  Quarter Ended
                                     ----------------------------------------

                                     March 31   June 30   Sept. 30    Dec. 31
                                     --------   -------   --------    -------
2000
----
Earned premiums..................... $304,655  $312,187   $315,108   $317,309
Income before income taxes ......... $ 36,038  $ 30,232   $ 32,045   $ 30,240
Net income.......................... $ 29,938  $ 26,002   $ 27,421   $ 26,005
Basic earnings per share............ $    .55  $    .48   $    .51   $    .48
Diluted earnings per share.......... $    .55  $    .48   $    .51   $    .48
Dividends declared per share........ $    .24  $    .24   $    .24   $    .24

1999
----
Earned premiums..................... $290,518  $295,934   $300,070   $301,785
Income before income taxes.......... $ 52,484  $ 41,086   $ 33,456   $ 41,513
Net income.......................... $ 40,044  $ 32,961   $ 27,696   $ 33,008
Basic earnings per share............ $    .73  $    .60   $    .51   $    .61
Diluted earnings per share.......... $    .73  $    .60   $    .51   $    .60
Dividends declared per share........ $    .21  $    .21   $    .21   $    .21

Item 8.  Financial Statements
         --------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report............................................    33
Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 2000 and 1999.....    34
       Consolidated Statements of Income for Each of the Years in the
        Three-Year Period Ended December 31, 2000.......................    35
       Consolidated Statements of Comprehensive Income for each of the
           Years in the Three-Year Period Ended December 31, 2000.......    36
       Consolidated Statements of Shareholders' Equity for Each of the
           Years in the Three-Year Period Ended December 31, 2000.......    37
       Consolidated Statements of Cash Flows for Each of the Years in
        the Three-Year Period Ended December 31, 2000...................    38
       Notes to Consolidated Financial Statements.......................    40

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mercury General Corporation:


         We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP



Los Angeles, California
February 2, 2001

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

             AMOUNTS EXPRESSED IN THOUSANDS, except share amounts


                                    ASSETS

                                                               2000        1999
                                                               ----        ----
Investments:
   Fixed maturities available for sale (amortized cost
    $1,463,897 in 2000 and $1,353,765 in 1999)...........  $1,509,474  $1,322,054
   Equity securities available for sale (cost $250,593
    in 2000 and $238,856 in 1999)........................     252,510     209,843
   Short-term cash investments, at cost, which
    approximates market..................................      32,977      43,568
                                                            ---------   ---------
              Total investments..........................   1,794,961   1,575,465
Cash.....................................................       5,935       8,052
Receivables:
   Premiums receivable...................................     123,070     115,654
   Premium notes.........................................      14,205      13,375
   Accrued investment income ............................      25,707      23,815
   Other.................................................      36,410      19,235
                                                           ----------   ---------
                                                              199,392     172,079
Deferred policy acquisition costs .......................      71,126      63,975
Fixed assets, net .......................................      35,208      34,221
Current income taxes ....................................          --       1,796
Deferred income taxes....................................          --      28,541
Other assets.............................................      35,641      22,238
                                                            ---------   ---------
                                                           $2,142,263  $1,906,367
                                                            =========   =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Losses and loss adjustment expenses......................  $  492,220  $  434,843
Unearned premiums........................................     365,579     340,846
Notes payable............................................     107,889      92,000
Loss drafts payable......................................      49,954      40,063
Accounts payable and accrued expenses....................      39,715      53,121
Current income tax.......................................       3,471          --
Deferred income taxes....................................       8,336          --
Other liabilities........................................      42,194      35,903
                                                            ---------   ---------
              Total liabilities..........................   1,109,358     996,776
                                                            ---------   ---------
Shareholders' equity:
   Common stock without par value or stated value.
   Authorized 70,000,000 shares; issued and outstanding
   54,193,423 shares in 2000 and 54,425,323  in 1999.....      52,162      50,963
   Accumulated other comprehensive income (loss).........      30,871     (39,471)
   Unearned ESOP compensation............................      (2,000)     (3,000)
   Retained earnings.....................................     951,872     901,099
                                                            ---------   ---------
              Total shareholders' equity.................   1,032,905     909,591
                                                            ---------   ---------
   Commitments and contingencies ........................
                                                           $2,142,263  $1,906,367
                                                            =========   =========

  See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      Three years ended December 31, 2000

             Amounts expressed in thousands, except per share data


                                                        2000        1999        1998
                                                        ----        ----        ----
Revenues:
  Earned premiums...............................    $1,249,259   $1,188,307  $1,121,584
  Net investment income ........................       106,466       99,374      96,169
  Net realized investment gains (losses)........         3,944      (11,929)     (3,926)
  Net realized gain from sale of subsidiary.....            --           --       2,586
  Other.........................................         6,349        4,924       5,710
                                                     ---------    ---------   ---------

       Total revenues...........................     1,366,018    1,280,676   1,222,123
                                                     ---------    ---------   ---------
Expenses:
  Losses and loss adjustment expenses...........       901,781      789,103     684,468
  Policy acquisition costs .....................       268,657      267,399     252,592
  Other operating expenses......................        59,733       50,675      44,941
  Interest .....................................         7,292        4,960       4,842
                                                     ---------    ---------   ---------

       Total expenses...........................     1,237,463    1,112,137     986,843
                                                     ---------    ---------   ---------

  Income before income taxes....................       128,555      168,539     235,280

Income taxes ...................................        19,189       34,830      57,754
                                                     ---------    ---------   ---------

  Net income....................................    $  109,366      133,709  $  177,526
                                                     =========    =========   =========

Basic earnings per share........................    $     2.02         2.45  $     3.23
                                                     =========    =========   =========

Diluted earnings per share......................    $     2.02         2.44  $     3.21
                                                     =========    =========   =========

See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      Three Years ended December 31, 2000

                        Amounts expressed in thousands

                                                            2000         1999       1998
                                                            ----         ----       ----
Net income..............................................   $109,366    $133,709   $177,526

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period ...................................    109,432    (146,637)    12,397
      Less: reclassification adjustment for net
       losses (gains) included in net income............     (1,214)      7,149     (4,605)
                                                            -------     -------    -------
      Other comprehensive income (loss),
       before tax ......................................    108,218    (139,488)     7,792

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period...........     38,301     (51,323)     4,339
Income tax expense (benefit) related to
 reclassification adjustment for (gains) losses
 included in net income ................................       (425)      2,502     (1,612)
                                                            -------     -------    -------

Comprehensive income, net of tax........................   $179,708    $ 43,042   $182,591
                                                            =======     =======    =======

See accompanying notes to consolidated financial statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three years ended December 31, 2000

                        Amounts expressed in thousands

                                                    2000       1999      1998
                                                    ----       ----      ----
Common stock, beginning of year................ $   50,963  $ 48,830  $ 47,412
Proceeds of stock options exercised............      1,304       565     1,216
Tax benefit on sales of incentive stock
 options.......................................        549       152       748
Release of common stock by the ESOP............       (358)     (254)      (30)
Purchase and retirement of common stock........       (296)     (330)     (516)
Issuance of restricted common stock............         --     2,000        --
                                                 ---------   -------   -------
Common stock, end of year......................     52,162    50,963    48,830
                                                 ---------   -------   -------

Accumulated other comprehensive income,
beginning of year..............................     (39,471)   51,196    46,131

Net increase (decrease) in other comprehensive
 income........................................     70,342   (90,667)    5,065
                                                 ---------   -------   -------
Accumulated other comprehensive income (loss),
 end of year...................................     30,871   (39,471)   51,196
                                                 ---------   -------   -------

Unearned ESOP compensation, beginning of year..     (3,000)   (4,000)       --
Unearned ESOP compensation relating to common
 stock purchases by ESOP.......................         --        --    (5,000)
Amortization of unearned ESOP compensation.....      1,000     1,000     1,000
                                                 ---------   -------   -------
Unearned ESOP compensation, end of year........     (2,000)   (3,000)   (4,000)
                                                 ---------   --------  -------

Retained earnings, beginning of year...........    901,099   821,349   706,049
Purchase and retirement of common stock........     (6,683)   (8,105)  (23,775)
Net income.....................................    109,366   133,709   177,526
Dividends paid to shareholders.................    (51,910)  (45,854)  (38,451)
                                                 ---------   -------   -------
Retained earnings, end of year.................    951,872   901,099   821,349
                                                 ---------   -------   -------

       Total shareholders' equity.............. $1,032,905  $909,591  $917,375
                                                 =========   =======   =======

         See accompanying notes to consolidated financial statements.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Years Ended December 31, 2000

                        Amounts expressed in thousands

                                                              2000        1999       1998
                                                              ----        ----       ----
Cash flows from operating activities:
   Net income ..........................................   $ 109,366   $ 133,709  $ 177,526
   Adjustments to reconcile net income to net cash
    provided from operating activities:
   Increase (decrease) in unpaid losses and loss
    adjustment expenses ................................      41,719      28,867     (3,085)
   Increase in unearned premiums.........................     15,389      13,717     17,753
   (Increase) decrease in premium notes receivable.........     (831)        364       (177)
   Increase in premiums receivable.........................     (7,417)   (7,704)    (3,734)
   Increase in deferred policy acquisition costs...........     (7,151)   (2,028)    (4,683)
   Increase in loss drafts payable.........................      9,891     1,630      6,375
   Decrease (increase) in accrued income taxes,
     excluding deferred tax on change in unrealized gain       2,153       1,577     (8,957)
   (Decrease) increase in accounts payable and accrued
     expenses...........................................     (13,407)     (1,223)     2,801
   Depreciation.........................................       6,926       6,896      5,444
   Net realized investment (gains) losses...............      (3,944)     11,929      3,926
   Net realized gain from sale of subsidiary............          --          --     (2,586)
   Bond accretion, net..................................      (7,337)     (5,450)    (4,146)
   Other, net...........................................       7,713       6,793      6,778
                                                           ---------     -------    -------
           Net cash provided from operating activities..     153,070     189,077    193,235
   Cash flows from investing activities:
   Fixed maturities available for sale:
    Purchases...........................................    (294,827)   (215,960)  (295,723)
    Sales...............................................     137,448      54,537    111,779
    Calls or maturities.................................      54,914      58,411     84,445
   Equity securities available for sale:
    Purchases...........................................     (83,372)   (475,525)  (800,620)
    Sales...............................................      81,294     445,330    745,275
   Elm County Mutual Insurance Company (ELM)
    transaction less cash acquired (See Note 9).........      (5,138)         --         --
   Proceeds from sale of subsidiary less cash
    transferred.........................................          --          --     11,018
   Concord transaction (See note 8).....................          --      (3,665)        --
   (Increase) decrease in receivable from securities....         (200)       613       (347)
   Decrease in short-term cash investments, net.........       10,591      2,424     12,059
   Purchase of fixed assets.............................       (8,342)    (9,268)    (7,164)
   Sale of fixed assets.................................        1,031        916        444
                                                             --------    -------   --------
           Net cash used in investing activities........   $ (106,601) $(142,187) $(138,834)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Years Ended December 31, 2000

                        Amounts expressed in thousands


                                  (Continued)

                                                           2000       1999       1998
                                                           ----       ----       ----
Cash flows from financing activities:
   Additions to notes payable........................   $ 37,000     17,000   $  3,000
   Principal payments on notes payable...............    (27,000)    (3,000)        --
   Dividends paid to shareholders....................    (51,910)   (45,854)   (38,451)
   Proceeds from stock options exercised.............      1,303        565      1,217
   Purchase and retirement of common stock...........     (6,979)    (8,436)   (24,291)
   Net increase (decrease) of ESOP loan..............     (1,000)    (1,000)     3,000
                                                         -------    -------    -------
            Net cash used in financing activities....    (48,586)   (40,725)   (55,525)
                                                         -------    -------    -------
   Net (decrease) increase in cash...................     (2,117)     6,165     (1,124)
   Cash:
     Beginning of the year...........................      8,052      1,887      3,011
                                                         -------    -------    -------
     End of the year.................................   $  5,935   $  8,052   $  1,887
                                                         =======    =======    =======

  See accompanying notes to consolidated financial statements.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


(1)  Significant Accounting Policies

  Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 2000 and 1999 over 90% of the net written premiums were from California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company or MGC) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Indemnity Company of Georgia, Mercury Indemnity Company of Illinois, American Mercury Insurance Company (AMIC), Cimarron Insurance Company, Inc., AFI Management Company, Inc. (AFIMC), American Mercury Lloyds Insurance Company
(AML) and Mercury County Mutual Insurance Company (MCM). AML is not owned by MGC, but is controlled by MGC through its attorney-in-fact, AFIMC. MCM is not owned by the Company but is controlled through a management contract. American Mercury MGA, Inc. (AMMGA),is a wholly owned subsidiary of AMIC. The 1998 financial statements include the results of Cimarron Insurance Company through June 5, 1998, the date it was sold to an unrelated party. This sale is discussed further in Note 10. Effective October 31, 1999 the financial statements also include Concord Insurance Services, Inc., (Concord) a Texas insurance agency controlled by MGC. Concord is discussed further in Note 8. The results of MCM are included in the financial statements effective September 30, 2000. MCM is discussed further in Note 9. All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, AMMGA, and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

                          December 31, 2000 and 1999

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

     In most cases, the market valuations were drawn from standard trade data sources. In no case were any valuations made by the Company's management. Equity holdings, including non- sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date.

     Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity as accumulated other comprehensive income, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method. Included in realized losses for 1999 is a $6.0 million write-down of a preferred stock investment that became other than temporarily impaired during the third quarter of 1999. As the result of a liquidating dividend, the Company realized a gain of $347,000 on the same equity security in 2000.

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

                          December 31, 2000 and 1999

(1)  Significant Accounting Policies (Continued)

  Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 2000, 1999 and 1998 were $1,272,447,000, $1,206,171,000 and $1,144,051,000, respectively.

     One agent produced direct premiums written of approximately 18%, 19% and 19% of the Company's total direct premiums written during 2000, 1999 and 1998, respectively. The owner of this agency sold it during 1998 to a large national broker. No other agent accounted for more than 2% of direct premiums written.

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

                          December 31, 2000 and 1999

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

  Earnings per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997. Note 16 contains the required disclosures which make up the calculation of basic and diluted earnings per share.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

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

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed computer software be capitalized. Implemented in 1999, SOP 98-1 provided less than a $.01 contribution to diluted earnings per share in both 2000 and 1999.

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted this new Standard on January 1, 2001 and it will have no impact on the

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(1)  Significant Accounting Policies (Continued)

Consolidated Financial Statements.

  Income Taxes

     Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109),"Accounting for Income Taxes".

  Reinsurance

     In accordance with Statement of Financial Accounting Standards No. 113 (SFAS No. 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. The ceded amounts are immaterial and are carried in other assets and other receivables. Earned premiums are stated net of deductions for ceded reinsurance.

     The Insurance Companies, as primary insurers, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

  Statements of Cash Flows

     At December 31, 2000, the cash balance includes $3,000,000 of restricted cash related to the Concord transaction (See Note 8).

     Interest paid during 2000, 1999, and 1998 was $7,357,000, $4,758,000 and
$4,494,000, respectively. Income taxes paid were $14,609,000 in 2000, $33,102,000 in 1999 and $65,984,000 in 1998.

     The tax benefit realized on stock options exercised and included in cash provided from operations in 2000, 1999 and 1998 was $550,000, $152,000 and $748,000, respectively.

     In 2000, notes payable with a discounted value of $5,889,000 were issued as part of the consideration for the right to manage and control Elm County Mutual Insurance Company (ELM) (See Note 9).

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

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 3000 and 1999

(1)  Significant Accounting Policies (Continued)

  Stock-Based Compensation

     The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123). Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Note 15.

 Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)  Investments and Investment Income

     A summary of net investment income is shown in the following table:

                                                       Year ended December 31,
                                                       (Amounts in thousands)
                                                    -----------------------------
                                                       2000       1999      1998
                                                       ----       ----      ----
Interest and dividends on fixed maturities........  $ 86,644  $  78,559   $75,602
Dividends on equity securities....................    17,136     18,885    18,027
Interest on short-term cash investments...........     3,380      2,840     3,460
                                                     -------    -------    ------
       Total investment income....................   107,160    100,284    97,089
Investment expense................................       694        910       920
                                                     -------   --------    ------
       Net investment income......................  $106,466  $  99,374   $96,169
                                                     =======   ========    ======

       A summary of net realized investment gains (losses) is as follows:


                                                       Year ended December 31,
                                                       (Amounts in thousands)
                                                    ------------------------------
                                                       2000       1999      1998
                                                       ----       ----      ----
Net realized investment gains (losses):
       Fixed maturities..........................   $    549  $     67    $   914
       Equity securities.........................      3,395   (11,996)    (4,840)
                                                     -------   -------     ------
                                                    $  3,944  $(11,929)   $(3,926)
                                                     =======   =======     ======

                          MERCURY GENERAL CORPORATION

                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(2)  Investments and Investment Income (Continued)

        Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

                                                        Year ended December 31,
                                                        (Amounts in thousands)
                                                    ------------------------------
                                                       2000       1999      1998
                                                       ----       ----      ----
Fixed maturities available for sale:
       Gross realized gains......................   $ 1,740   $    865    $   394
       Gross realized losses.....................      (908)      (259)      (370)
                                                    -------   --------    -------
             Net.................................   $   832   $    606    $    24
                                                    =======   ========    =======

Equity securities available for sale:
       Gross realized gains......................   $ 5,259   $  5,506    $ 9,452
       Gross realized losses.....................    (1,621)   (11,536)   (14,166)
                                                     ------    -------     ------
             Net.................................   $ 3,638   $ (6,030)   $(4,714)
                                                     ======    =======     ======

         A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

                                                       Year ended December 31,
                                                        (Amounts in thousands)
                                                    -----------------------------
                                                       2000       1999      1998
                                                       ----       ----      ----
Net increase (decrease) in net unrealized
investment gains and losses:
       Fixed maturities available for sale........  $77,288   $(111,179)  $12,076
       Income tax expense (benefit)...............   27,051     (38,912)    4,227
                                                     ------     -------    ------
                                                    $50,237   $ (72,267)  $ 7,849
                                                     ======     =======    ======

       Equity securities..........................  $30,930   $ (28,309)  $(4,283)
       Income tax expense (benefit)...............   10,825      (9,909)   (1,499)
                                                     ------     -------   -------
                                                    $20,105   $ (18,400)  $(2,784)
                                                     ======     =======    ======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(2)      Investments and Investment Income (Continued)

Accumulated unrealized gains and losses on securities available for sale is as follows:

                                                             December 31,
                                                        (Amounts in thousands)
                                                        ----------------------
                                                            2000          1999
                                                            ----          ----
Fixed maturities available for sale:
       Unrealized gains...............................    $ 60,318    $  21,193
       Unrealized losses..............................     (14,741)     (52,904)
       Tax effect.....................................     (15,952)      11,099
                                                          --------    ---------
                                                          $ 29,625    $ (20,612)
                                                          ========     ========

Equity securities available for sale:
       Unrealized gains...............................    $ 16,799    $   1,817
       Unrealized losses..............................     (14,882)     (30,830)
       Tax effect.....................................        (671)      10,154
                                                          --------    ---------
                                                          $  1,246    $ (18,859)
                                                          ========    =========

          Net unrealized investment gains (losses)
           (classified as accumulated other comprehensive
           income/(loss) on the balance sheet)........    $ 30,871    $ (39,471)
                                                          ========    =========

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2000 are as follows:


                                                             Gross       Gross    Estimated
                                              Amortized   Unrealized  Unrealized   Market
                                                Cost        Gains       Losses     Value
                                              ---------   ----------  ----------  --------
                                                          (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies..............  $    7,897    $    187    $    16   $    8,068
Obligations of states and political
  subdivisions...........................   1,315,024      57,686     13,318    1,359,392
Corporate securities.....................     121,071       1,838      1,110      121,799
Redeemable preferred stock...............      19,905         607        297       20,215
                                           ----------    --------    -------   ----------
    Totals...............................  $1,463,897    $ 60,318    $14,741   $1,509,474
                                           ==========    ========    =======   ==========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(2)    Investments and Investment Income (Continued)

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 1999 are as follows:


                                                                   Gross          Gross       Estimated
                                                     Amortized   Unrealized    Unrealized      Market
                                                       Cost        Gains          Losses        Value
                                                    ---------    ----------     ----------    --------
                                                                 (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...................   $     8,354     $      20      $    179   $     8,195
Obligations of states and political
  subdivisions................................     1,307,893        20,548        52,209     1,276,232
Corporate securities..........................         6,110             1           154         5,957
Redeemable preferred stock....................        31,408           624           362        31,670
                                                 -----------     ---------      --------   -----------
     Totals...................................   $ 1,353,765     $  21,193      $ 52,904   $ 1,322,054
                                                 ===========     =========      ========   ===========

       At December 31, 2000, bond holdings rated below investment grade totaled approximately 1% of total investments. The average Standard and Poor's rating of the bond portfolio is AA-. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                         Amortized    Market
                                                           Cost       Value
                                                        ---------    -------
                                                        (Amounts in thousands)
                                                        ---------------------
Fixed maturities available for sale:
   Due in one year or less ........................  $     6,478   $     6,530
   Due after one year through five years...........       90,899        92,324
   Due after five years through ten years..........      157,491       160,819
   Due after ten years.............................    1,209,029     1,249,801
                                                     -----------   -----------
                                                     $ 1,463,897   $ 1,509,474
                                                     ===========   ===========

       The Company utilizes repurchase agreements for investing funds overnight. All repurchase agreements utilized require U.S. Treasury securities or obligations of U.S. government corporations or agencies as collateral.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(3)    Fixed Assets

  A summary of fixed assets follows:

                                                         December 31,
                                                   (Amounts in thousands)
                                                   ----------------------
                                                       2000        1999
                                                       ----        ----
          Land.............................         $  6,084   $  6,084
          Buildings........................           23,291     22,932
          Furniture and equipment..........           46,666     40,413
          Leasehold improvements...........              598        565
                                                    --------   --------
                                                      76,639     69,994
          Less accumulated depreciation....          (41,431)   (35,773)
                                                    --------   --------
          Net fixed assets.................         $ 35,208   $ 34,221
                                                    ========   ========

(4)    Deferred Policy Acquisition Costs

       Policy acquisition costs incurred and amortized are as follows:

                                                   Year ended December 31,
                                                   (Amounts in thousands)
                                              --------------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
Balance, beginning of year.................   $  63,975   $  61,947   $  57,264
Costs deferred during the year.............     275,808     269,427     257,275
Amortization charged to expense............    (268,657)   (267,399)   (252,592)
                                              ---------   ---------   ---------
Balance, end of year.......................   $  71,126   $  63,975   $  61,947
                                              =========   =========   =========

(5)    Notes Payable

       Notes payable at December 31, 2000 consist of two revolving credit facilities and a note payable associated with the Elm County Mutual transaction (Note 9). A November 21, 1996 credit facility from a consortium of banks, provides for an aggregate commitment of $75 million, of which $75 million has been drawn and is outstanding at December 31, 2000 and 1999. The $75 million notes are due November 21, 2001. This due date may be extended annually for additional periods of one year. The other outstanding debt on credit facilities consists of a 364 day $30 million line of credit with Bank of America dated October 27, 2000. The outstanding draw at December 31, 2000 on this line of credit is $27 million and is due on October 26, 2001.

       The $75 million and $30 million credit facilities are subject to a commitment fee on the undrawn balances of 0.15% and 0.125%, respectively. The interest rate is variable and is optionally related to the Federal Funds rate, Bank of New York prime rate or the Eurodollar London Interbank rate (LIBOR) for the $75 million facility and to the Federal Funds rate or LIBOR for the $30 million facility. Based on current effective rates, net interest cost on the $75 million loan and the $27 million draw at December 31, 2000 is approximately 6.96% and 7.51%, respectively.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(5)   Notes Payable (Continued)

The terms of the loan agreements include certain affirmative and negative covenants, all of which are met by the Company at December 31, 2000.

      As part of the Elm County Mutual transaction, the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2000, the Company is carrying a note payable for $5.4 million, which represents the discounted value of the seven annual payments using a 7% rate. An additional $500,000 note payable to Employers Reinsurance Corporation is due during the first quarter of 2001 and represents the remainder of the initial purchase price.

(6)   Income Taxes

        The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

                                                      Year ended December 31,
                                                      (Amounts in thousands)
                                                    --------------------------
                                                    2000      1999       1998
                                                    ----      ----       ----
       Federal
             Current...........................  $ 20,270   $ 36,535   $ 57,237
             Deferred..........................    (1,236)    (2,123)       190
                                                 --------   --------   --------
                                                 $ 19,034   $ 34,412   $ 57,427
                                                 ========   ========   ========
       State
             Current...........................  $    155   $    418   $    327
             Deferred..........................        --         --         --
                                                 --------   --------   --------
                                                 $    155   $    418   $    327
                                                 ========   ========   ========
       Total
             Current...........................  $ 20,425   $ 36,953   $ 57,564
             Deferred..........................    (1,236)    (2,123)       190
                                                 --------   --------   --------
                  Total........................  $ 19,189   $ 34,830   $ 57,754
                                                 ========   ========   ========

       The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                        Year ended December 31,
                                                        (Amounts in thousands)
                                                      ------------------------
                                                      2000      1999      1998
                                                      ----      ----      ----
Computed tax expense at 35% .....................  $ 44,994  $ 58,989   $82,348
Tax-exempt interest income.......................   (27,295)  (25,398)  (23,496)
Dividends received deduction.....................    (3,152)   (3,953)   (5,437)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after
 August 7, 1986                                       4,496     4,348     4,245
Other, net.......................................       146       844        94
                                                   --------  --------   -------
     Income tax expense .........................  $ 19,189  $ 34,830   $57,754
                                                   ========  ========   =======

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(6)    Income Taxes (Continued)

       The "temporary differences" that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                           December 31,
                                                      (Amounts in thousands)
                                                      ----------------------
                                                         2000        1999
                                                         ----        ----
Deferred tax assets
       20% of net unearned premium..................   $ 25,920     24,264
       Tax asset on net unrealized loss on
        securities carried at market value..........         --     21,253
       Discounting of loss reserves and salvage
        and subrogation recoverable for tax
        purposes....................................      9,445      8,383
       Other deferred tax assets....................      5,966      3,288
                                                       --------   --------
         Total gross deferred tax assets............     41,331     57,188
          Less valuation allowance..................         --         --
                                                       --------   --------
          Net deferred tax assets...................     41,331     57,188
                                                       --------   --------

Deferred tax liabilities
       Deferred acquisition costs...................    (27,623)   (22,391)
       Tax liability on net unrealized gain on
        securities carried at market value..........    (16,623)        --
       Tax depreciation in excess of book
        depreciation................................     (1,167)    (1,351)
       Accretion on bonds...........................     (2,962)    (2,008)
       Other deferred tax liabilities...............     (1,292)    (2,897)
                                                       --------   --------
         Total gross deferred tax liabilities.......    (49,667)   (28,647)
                                                       --------   --------
         Net deferred tax assets (liabilities)......   $ (8,336)  $ 28,541
                                                       ========   ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(7) Reserves for Losses and Loss Adjustment Expenses

    Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

                                                      Year ended December 31,
                                                      (Amounts in thousands)
                                                    -------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
    Gross reserves for losses and loss
     adjustment expenses at beginning of year..  $434,843   $405,976   $409,061
    Less reinsurance recoverable...............   (16,043)   (20,160)   (22,791)
                                                 --------   --------   --------
    Net reserves, beginning of year............   418,800    385,816    386,270

    Incurred losses and loss adjustment expenses
      related to:
        Current year...........................   878,144    781,316    693,877
        Prior years............................    23,637      7,787     (9,409)
                                                 --------   --------   --------
    Total incurred losses and loss adjustment
     expenses..................................   901,781    789,103    684,468
                                                 --------   --------   --------

    Loss and loss adjustment expense payments
      related to:
        Current year...........................   562,163    492,314    437,612
        Prior years............................   294,615    263,805    247,310
                                                 --------   --------   --------
    Total payments.............................   856,778    756,119    684,922
                                                 --------   --------   --------

    Net reserves for losses and loss adjustment
      expenses at end of year..................   463,803    418,800    385,816
    Reinsurance recoverable....................    28,417     16,043     20,160
                                                 --------   --------   --------
    Gross reserves, end of year................  $492,220   $434,843   $405,976
                                                 ========   ========   ========

    Increases in prior years incurred losses in 2000 a nd 1999 relate to increases in the severity estimates on bodily injury and p hysical damage coverages over what was originally recorded in the prior year. The increases in these claims relate to increased severity over what was recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

    Decreases in prior years incurred losses in 1998 reflects the favorable loss experience during these years attributed to a number of combined factors which produced favorable frequency and severity trends.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

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

       Concord produces annually approximately $20 million of non-standard auto business in the state of Texas and performs all duties associated with an insurance company, including underwriting and claims management. However, Concord as an agent assumes no underwriting risk. Through December 31, 1999, the Concord business, written directly by a Texas County Mutual Insurance Company, was assumed 100% by an unaffiliated reinsurer. Effective January 1, 2000, the Company replaced Concord's existing reinsurer (for new and renewal business) and assumed 100% of the risks produced by Concord. The Company has expanded Concord's product line to include standard and preferred risks.

       The transaction was accounted for using the purchase method of accounting, and resulted in an immaterial amount of goodwill that is being amortized using the straight-line method over a ten-year period.

(9)    Elm County Mutual Insurance Company Transaction

       Effective September 30, 2000, the Company completed a transaction with Employers Reinsurance Corporation purchasing the authority and right to manage and control Elm County Mutual Insurance Company. Effective January 2, 2001, the name was changed to Mercury County Mutual Insurance Company ("MCM"). The results of operations of MCM, which are not material to the Company, are included in the consolidated financial statements of the Company effective September 30, 2000.

       In 2001, the Company began writing Texas automobile risks that were previously placed through third-party Texas county mutual insurers and 100% reinsured by the Company, directly with MCM. Risks produced by the Company that are written directly through MCM will be 100% ceded to affiliated Mercury Companies.

       The MCM transaction was accounted for using the purchase method of accounting and resulted in an immaterial amount of goodwill that will be amortized using the straight-line method over a ten-year period.

(10)   Sale of Subsidiary

       In June 1998, the Company sold its 100% interest in Cimarron Insurance Company for $11.1 million in cash. The Company realized a pre-tax gain of approximately $2.6 million on this transaction.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(10)   Sale of Subsidiary (Continued)

       Cimarron ceased writing new business in 1997 and all renewal business was underwritten and retained by American Mercury Insurance Company. The consolidated results for 1998 include $0.2 million of revenue and $0.1 million of net income from the operations of Cimarron up to the sale date of June 5, 1998.

(11)   Dividend Restrictions

       The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 2001, the direct insurance subsidiaries of the Company are permitted to pay approximately $94 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2000 and 1999, the Insurance Companies paid dividends to Mercury General Corporation of $62.5 million and $61 million, respectively.

(12)   Statutory Balances and Accounting Practices

       The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2000, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

       The Insurance Companies' statutory net income, as reported to regulatory authorities, was $103,937,000, $135,667,000 and $173,473,000 for the years ended
December 31, 2000, 1999 and 1998, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2000 and 1999 was $954,753,000 and $853,794,000, respectively.

       The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2000 according to the formula issued by the NAIC. Each of the Companies' policyholders' surplus exceeded the highest level of minimum required capital.

  Codification

Codification became effective January 1, 2001. The Company estimates that it would realize a surplus increase of approximately $33 million at December 31, 2000 under Codification. This increase primarily relates to the establishment of a net deferred tax asset and does not include any adjustment for the elimination of the reserve for the excess of statutory reserves over

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(12)   Statutory Balances and Accounting Practices (Continued)

statement reserves for the California domiciled Companies. For its California domiciled Companies, the Company is not able to recognize a surplus increase of $9 million for the elimination of the excess of statutory reserves over statement reserves prescribed by Codification because California law still requires a statutory reserve.

(13)   Commitments and Contingencies

       The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2008. Total rent expense under these lease agreements, all of which are operating leases, was $4,138,000, $3,320,000 and $2,074,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The annual rental commitments, expressed in thousands, are shown as follows:

                                                     Rent
                           Year                     Expense
                           ----                     -------
                           2001.................... $3,814
                           2002.................... $2,837
                           2003.................... $1,889
                           2004.................... $1,675
                           2005.................... $1,311
                           Thereafter.............. $2,950

       The Company and its subsidiaries are defendants in various lawsuits generally incidental to their business. In most of these actions, plaintiffs assert claims for exemplary and punitive damages which are not insurable under judicial decisions. The Company vigorously defends these actions unless a reasonable settlement appears appropriate. Management does not expect the ultimate disposition of these lawsuits to have a material effect on the Company's consolidated operations or financial position.

(14)   Profit Sharing Plan

       The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,100,000 for each plan year ended December 31, 2000, 1999 and 1998.

       The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $1,805,000, $1,878,000, and $1,648,000 for the plan years ended December 31,
2000, 1999 and 1998.

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(14) Profit Sharing Plan (Continued)

     Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6.

     Accordingly, the debt of the ESOP, which was $3,000,000, $4,000,000, and $5,000,000 at December 31, 2000, 1999 and 1998, respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $642,000, $746,000, and $970,000 in 2000, 1999 and
1998, respectively.

     The ESOP shares as of December 31 were as follows:

                                                    2000         1999
                                                    ----         ----
     Allocated shares                              46,000        23,000
     Shares committed-to-be released               23,000        23,000
     Unreleased shares                             46,000        69,000
                                               ----------    ----------
     Total ESOP shares                            115,000       115,000
                                               ==========    ==========
     Market value of unreleased shares at
      December 31,                             $2,018,000    $1,535,000
                                               ==========    ==========

(15) Common Stock

     Dividends paid per-share in 2000, 1999 and 1998 were $0.96, $0.84 and $0.70, respectively and dividends paid in total in 2000, 1999 and 1998 were $51,910,000, $45,854,000 and $38,451,000, respectively.

     The Company adopted a stock option plan in October 1985 (the "1985 Plan") under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

     In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                          December 31, 2000 and 1999

(15)   Common Stock (Continued)

authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2000 no awards other than options have been granted.

       As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $395,000, $542,000 and $454,000 in 2000, 1999 and 1998,
respectively, and earnings per share (basic and diluted) would have been reduced by $.01 in 2000, 1999 and 1998. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 2.2 percent for 2000, 3.8 percent for 1999 and
2.0 percent for 1998, expected volatility of 33.4 percent in 2000, 31.6 percent in 1999 and 32.7 percent for 1998 and expected lives of 7 years for all years. The risk-free interest rates used were 6.4 percent for the options granted during 2000, 5.6 percent for the options granted during 1999 and 5.4 percent for the options granted during 1998.

       A summary of the status of the Company's plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                        2000                  1999                   1998
                                                 -------------------    -----------------    ---------------------
                                                            Weighted             Weighted                 Weighted
                                                             Average              Average                  Average
                                                            Exercise             Exercise                 Exercise
                                                   Shares    Price       Shares    Price       Shares       Price
                                                 ---------  --------    -------- --------     --------    --------
Outstanding at beginning of year                  597,875   $ 22.370    539,146  $ 20.575      629,621    $ 16.269
Granted during the year                            77,000     26.386    102,100    28.800       73,000      45.385
Exercised during the year                         (83,000)    15.706    (37,371)   15.129     (144,475)     10.329
Canceled or expired                               (53,200)    31.144     (6,000)   15.625      (19,000)     51.484
                                                 --------              --------               --------
Outstanding at end of year                        538,675     23.104    597,875    22.370      539,146      20.575
                                                 ========              ========               ========

Options exercisable at year-end                   346,855               329,575                265,146
Weighted-average fair value of
 options granted during the year                 $   9.95              $   8.12               $  16.37

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

                          December 31, 2000 and 1999

(15)   Common Stock (Continued)

The following table summarizes information regarding the stock options outstanding at December 31, 2000:


                      Number       Weighted Avg.     Weighted Avg.     Number        Weighted Avg.
Range of            Outstanding      Remaining         Exercise      Exercisable       Exercise
Exercise Prices     at 12/31/00   Contractual Life       Price       at 12/31/00         Price
----------------   -------------  ----------------   -------------   -----------    -------------
$15.00 to 15.9375     220,475         3.61             $15.405          220,475       $15.405
$21.75 to 29.77       232,200         7.22              23.545          100,880        23.921
$31.22 to 44.8209      86,000         8.01              38,884           25,500        40.147
                      -------                                           -------
$15.00 to 44.8209     538,675         5.87              22.662          346,855        19.701
                      =======                                           =======

(16)   Earnings Per Share

       A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                2000                             1999                        1998
                    -----------------------------   -----------------------------  ----------------------------
                      (000's)     (000's)              (000's)   (000's)              (000's)   (000's)
                                  Weighted                       Weighted                       Weighted
                      Income      Shares               Income    Shares               Income     Shares
                      (Numera-    (Denomi- Per-Share   (Numera-  (Denomi-   Per-Share (Numera- (Denomi-   Per-Share
                        tor)       nator)    Amount      tor)     nator)     Amount     tor)     nator)     Amount
                      ---------  --------- ---------  --------- ----------  -------- --------- ---------- ---------
Basic EPS
---------
Income available to
 common stockholders  $ 109,366    54,100    $2.02    $133,709    54,596     $2.45    $177,526    55,003    $3.23

Effect of dilutive
 securities
       Options               --       158                   --       219                    --       351

Diluted EPS
-----------
Income available to
 common stockholders
 after assumed
 conversions          $ 109,366    54,258    $2.02    $133,709    54,815     $2.44    $177,526    55,354    $3.21
                      =========    ======    =====    ========    ======     =====    ========    ======    =====

       The diluted weighted shares excludes incremental shares of 51,000, 28,000 and 0 for 2000, 1999 and 1998, respectively. These shares are excluded due to their antidilutive effect.

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

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Item 11.     Executive Compensation
             ----------------------

Item 12.     Security ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

       Information regarding executive officers of the Company is included in
Part I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 9, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
             ---------------------------------------------------------------

       (a)   The following documents are filed as a part of this report:

       1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2000 are contained herein as listed in the Index to Consolidated Financial Statements on page 32.

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

   3.    Exhibits:

          3.1&&      Articles of Incorporation of the Company, as amended to
                     date.
          3.2@@@     By-laws of the Company, as amended to date.
          4.1*       Shareholders' Agreement dated as of October 7, 1985
                     among the Company, George Joseph and Gloria Joseph.
         10.1&&      Form of Agency Contract.
         10.2#       Management Agreement, as amended, effective July 1,
                     1992, among the Company, Mercury Casualty Company,
                     Mercury Insurance Company and California Automobile
                     Insurance Company.
         10.3##      Profit Sharing Plan, as Amended and Restated as of March
                     11, 1994.
         10.7**      Amendment 1994-I to the Mercury General Corporation Profit
                     Sharing Plan.
         10.8**      Amendment 1994-II to the Mercury General Corporation Profit
                     Sharing Plan.
         10.9&       Amendment 1996-I to the Mercury General Corporation Profit
                     Sharing Plan.
         10.10&      Amendment 1997-I to the Mercury General Corporation Profit
                     Sharing Plan.
         10.11&&     Amendment 1998-I to the Mercury General Corporation Profit
                     Sharing Plan.
         10.12&      Revolving Credit Agreement by and among Mercury General
                     Corporation, the Lenders Party Thereto and The Bank of New
                     York, as Agent dated as of November 21, 1996.
         10.18@@     Management Agreement effective January 1, 1995 between the
                     Company and Mercury Insurance Company of Illinois.
         10.19@@     Management Agreement effective January 1, 1995 between the
                     Company and Mercury Indemnity Company of Illinois.
         10.20@@     Management Agreement effective January 1, 1995 between the
                     Company and Mercury Insurance Company of Georgia.
         10.21@@     Management Agreement effective January 1, 1995 between the
                     Company and Mercury Indemnity Company of Georgia.
         10.22@      The 1995 Equity Participation Plan.
         10.23&      Stock Purchase Agreement between Mercury General
                     Corporation as Purchaser and AFC as Seller dated November
                     15, 1996.
         10.24&&     Management Agreement effective January 1, 1997 between the
                     Company and American Mercury Insurance Company, AFI
                     Management Co., Inc. and Cimarron Insurance Company.
         10.25&&&    Amendment to Revolving Credit Agreement by and among
                     Mercury General Corporation, the Lender Party thereto and
                     The Bank of New York, as Agent, dated as of November 21,
                     1996.
         10.26&&&    Revolving Credit Agreement by and among Mercury General
                     Corporation, the Lender Party thereto and The Bank of New
                     York, as Agent, dated as of October 30, 1998.
         10.27###    ESOP Master Trust Agreement between the Company and BNY
                     Western Trust Company, as Trustee, effective January 1,
                     1998.
         10.28###    ESOP Loan Agreement between Union Bank and BNY Western
                     Trust Company, as Trustee, of the Mercury General
                     Corporation ESOP Master Trust dated as of September 29,
                     1998.
         10.29###    Continuing Guaranty, dated as of August 29, 1998, executed by Mercury General Corporation in favor of Union Bank.
         10.30###    Amendment 1999-I and Amendment 1999-II to the Mercury
                     General Corporation Profit Sharing Plan.
         10.31###    Amendment and Restatement to and of Revolving Credit
                     Agreement by and among Mercury General Corporation, the Lender's Party hereto and The Bank of New York, as Agent, dated as of October 29, 1999.

       10.32### Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective January 1, 1999.
       10.33### Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.
       10.34 Credit agreement dated as of October 27, 2000 between Mercury General Corporation and Bank of America, N.A.
       10.35 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.
       10.36 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.
       10.37 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.
       10.38 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.
       10.39 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.
       10.40 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.
       21.1  Subsidiaries of the Company.
       23.1  Accountants' Consent.
       27.1  Financial Data Schedule.

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

### This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by this reference.

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

                                         MERCURY GENERAL CORPORATION



                                         By /s/ GEORGE JOSEPH
                                           --------------------------
                                                George Joseph
                                           Chairman of the Board, President and
                                                Chief Executive Officer

March 16, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                    Date
       ---------                       -----                    ----

                               Chairman of the Board,
                                 President and Chief
                                  Executive Officer
 /s/ GEORGE JOSEPH            (Principal Executive Officer)   March 27, 2001
------------------------
     George Joseph
                                Vice President and
                              Chief Financial Officer
 /s/ GABRIEL TIRADOR        (Principal Financial Officer)     March 27, 2001
------------------------
     Gabriel Tirador

 /s/ NATHAN BESSIN                    Director                March 27, 2001
-----------------------
     Nathan Bessin

 /s/ BRUCE A. BUNNER                  Director                March 27, 2001
-----------------------
     Bruce A. Bunner

 /s/ MICHAEL D. CURTIUS               Director                March 27, 2001
-----------------------
     Michael D. Curtius

         Signature                          Title                   Date
         ---------                          -----                   -----


 /s/ RICHARD E. GRAYSON                    Director            March 27, 2001
-------------------------
     Richard E. Grayson

 /s/ GLORIA JOSEPH                         Director            March 27, 2001
-------------------------
     Gloria Joseph

 /s/ CHARLES MCCLUNG                       Director            March 27, 2001
-------------------------
     Charles McClung

 /s/ DONALD P. NEWELL                      Director            March 27, 2001
-------------------------
     Donald P. Newell

 /s/ DONALD R. SPUEHLER                    Director            March 27, 2001
-------------------------
     Donald R. Spuehler

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Mercury General Corporation:


       Under date of February 2, 2001, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

       In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.








KPMG LLP





Los Angeles, California
February 2, 2001

                                                               SCHEDULE I

                          MERCURY GENERAL CORPORATION

                            SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 2000

                              Amounts in Thousands

                                                                       Amount at
                                                                      which shown
                                                                        in the
Type of Investment                                Cost      Value    balance sheet
------------------                                ----      -----    -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.......................  $    7,897  $    8,068    $    8,068
      States, municipalities................   1,315,024   1,359,392     1,359,392
      All other corporate bonds.............     121,071     121,799       121,799
    Redeemable preferred stock..............      19,905      20,215        20,215
                                               ---------   ---------     ---------

      Total fixed maturities available for
        sale................................   1,463,897   1,509,474     1,509,474
                                               ---------   ---------     ---------

Equity securities:
    Common stocks:
      Public utilities......................      59,445      69,880        69,880
      Banks, trust and insurance companies..       5,974       8,153         8,153
      Industrial, miscellaneous and
       all other............................      15,792      16,576        16,576
    Nonredeemable preferred stocks..........     169,382     157,901       157,901
                                               ---------   ---------     ---------

      Total equity securities available for
        sale................................     250,593     252,510       252,510
                                               ---------   ---------     ---------

Short-term investments......................      32,977                    32,977
                                               ---------                 ---------

      Total investments.....................  $1,747,467                $1,794,961
                                               =========                 =========

                                                                  SCHEDULE I

                           MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1999

                              Amounts in Thousands

                                                                       Amount at
                                                                      which shown
                                                                        in the
Type of Investment                                Cost      Value    balance sheet
------------------                                ----      -----    -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.......................  $    8,354  $    8,195    $    8,195
      States, municipalities................   1,307,893   1,276,231     1,276,231
      All other corporate bonds.............       6,110       5,957         5,957
    Redeemable preferred stock..............      31,408      31,671        31,671
                                               ---------   ---------     ---------

      Total fixed maturities available for
        sale................................   1,353,765   1,322,054     1,322,054
                                               ---------   ---------     ---------

Equity securities:
    Common stocks:
      Public utilities......................      55,551      49,184        49,184
      Banks, trust and insurance companies..           9           9             9
      Industrial, miscellaneous and
       all other............................         190         219           219
    Nonredeemable preferred stocks..........     183,106     160,431       160,431
                                               ---------   ---------     ---------

      Total equity securities available for
        sale................................     238,856     209,843       209,843
                                               ---------   ---------     ---------

Short-term investments......................      43,568                    43,568
                                               ---------                 ---------

      Total investments.....................  $1,636,189                $1,575,465
                                               =========                 =========

                                                                  SCHEDULE II
                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                              Amounts in thousands

                                     ASSETS


                                                               2000          1999
                                                               ----          ----
Investments:
    Fixed maturities available for sale (amortized
        cost $2,150 in 2000 and $2,130 in 1999).........  $    2,080     $    2,126
    Equity securities, available for sale (cost
        $26,702 in 2000 and $25,831 in 1999)............      25,566         22,985
    Short-term cash investments.........................       3,486          5,956
    Investment in subsidiaries..........................   1,111,382        975,488
                                                           ---------      ---------
              Total investments.........................   1,142,514      1,006,555

Amounts due from affiliates.............................       8,806          8,320
Income taxes............................................       8,373          9,288
Other assets............................................       2,912          2,371
                                                           ---------      ---------
                                                          $1,162,605     $1,026,534
                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...........................................  $  107,889     $   92,000
Accounts payable and accrued expenses...................      12,695         18,459
Other liabilities.......................................       9,116          6,484
                                                           ---------      ---------
       Total liabilities................................     129,700        116,943
                                                           ---------      ---------

Shareholders' equity:
    Common stock........................................      52,162         50,963
    Accumulated other comprehensive income (loss).......      30,871        (39,471)
    Unearned ESOP compensation..........................      (2,000)        (3,000)
    Retained earnings...................................     951,872        901,099
                                                           ---------      ---------
              Total shareholders' equity................   1,032,905        909,591
                                                           ---------      ---------

                                                          $1,162,605     $1,026,534
                                                           =========      =========

                  See notes to condensed financial information

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                       Three years ended December 31, 2000

                              Amounts in thousands

                                                    2000         1999           1998
                                                    ----         ----           ----
Revenues:
  Net investment income......................... $  2,230       $  1,867      $   1,956
  Management fee income from subsidiaries.......  216,413        208,245        186,387
  Other.........................................       12             11             94
                                                  -------        -------        -------

      Total revenues............................  218,655        210,123        188,437
                                                  -------        -------        -------

Expenses:
  Loss adjustment expenses......................  136,835        128,474        115,242
  Policy acquisition costs......................   34,567         35,527         33,550
  Other operating expenses......................   46,274         45,302         38,815
  Interest......................................    7,292          4,958          4,839
                                                  -------        -------        -------

      Total expenses............................  224,968        214,261        192,446
                                                  -------        -------        -------

  Loss before income taxes and equity in net
   income of subsidiaries.......................   (6,313)        (4,138)        (4,009)

Income tax benefit..............................   (2,446)        (1,380)        (2,010)
                                                  -------        -------        -------

  Loss before equity in net income
   of subsidiaries..............................   (3,867)        (2,758)        (1,999)

Equity in net income of subsidiaries............  113,233        136,467        179,525
                                                  -------        -------        -------

      Net income................................ $109,366       $133,709      $ 177,526
                                                  =======        =======        =======

                 See notes to condensed financial information.

                          MERCURY GENERAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF CASH FLOWS

                      Three Years ended December 31, 2000

                             Amounts in thousands


                                                       2000        1999        1998
                                                       ----        ----        ----
Cash flows from operating activities:
  Net cash used by operating activities............ $ (9,120)   $(10,705)  $ (5,295)

Cash flows from investing activities:
  Capital contribution to controlled entity........   (3,000)     (7,550)        --
  Dividends from subsidiaries......................   62,500      61,000     55,000
  Elm County Mutual Insurance Company (ELM)
   transaction ....................................   (7,000)         --         --
  Fixed maturities, at market:
    Purchases......................................   (2,042)     (2,008)    (2,700)
    Sales..........................................       --          --      3,849
    Calls or maturities............................    2,028         854        731
  Equity securities:
    Purchases......................................   (4,067)    (41,004)   (75,180)
    Sales..........................................    3,359      36,759     79,852
    Calls..........................................       --       1,119        222
  Increase in payable for securities...............       --          --        203
  (Increase) decrease in short term cash
  investments, net ................................    2,470       3,233     (2,484)
                                                     -------     -------    -------
      Net cash provided by investing
       activities..................................   54,248      52,403     59,493

Cash flows from financing activities:
  Additions to notes payable.......................   37,000      17,000      3,000
  Principal payments on notes payable..............  (27,000)     (3,000)        --
  Dividends paid to shareholders...................  (51,910)    (45,854)   (38,452)
  Purchase and retirement of common stock..........   (6,979)     (8,435)   (24,291)
  Stock options exercised..........................    1,853         717      1,964
  Net decrease of ESOP loan........................   (1,000)     (1,000)     3,000
                                                     -------     -------    -------
     Net cash used in financing activities.........  (48,036)    (40,572)   (54,779)

Net increase (decrease) in cash....................   (2,908)      1,126       (581)
Cash:
  Beginning of the year............................   (2,484)     (3,610)    (3,029)
                                                     -------     -------    -------
  End of the year ................................. $ (5,392)   $ (2,484)  $ (3,610)
                                                     =======     =======    =======

                 See notes to condensed financial information.

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                           December 31, 2000 and 1999

       The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Management Fee Income

       Under a management agreement, the Company performs management services which include all underwriting and claims servicing functions for its subsidiaries. The Company is compensated by monthly reimbursement of expenses incurred. Effective January 1, 2001 these management services are provided by a subsidiary of Mercury Casualty Company.

Dividends Received From Subsidiaries

       Dividends of $62,500,000, $61,000,000, and $55,000,000 were received by the Company from its wholly-owned subsidiaries in 2000, 1999 and 1998, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

       At December 31, 2000 and 1999, the Company had cash overdrafts of $5,392,000 and $2,484,000 respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

                                                                     SCHEDULE IV

                           MERCURY GENERAL CORPORATION

                                   REINSURANCE

                       Three years ended December 31, 2000

                              Amounts in thousands

                                                 Ceded to
                                    Gross         other                  Net
                                    amount      companies   Assumed    amount
                                    ------      ---------   -------    ------
Property and Liability insurance earned premiums
     2000.......................   $1,233,263    $ 8,659    $24,655  $1,249,259
     1999.......................   $1,186,385    $ 8,844    $10,766  $1,188,307
     1998.......................   $1,130,597    $14,352    $ 5,339  $1,121,584

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

10.27### ESOP Master Trust Agreement between the Company and BNY Western Trust Company, as Trustee, effective January 1, 1998.

10.28### ESOP Loan Agreement between Union Bank and BNY Western Trust Company, as Trustee, of the Mercury General Corporation ESOP Master Trust dated as of September 29, 1998.

10.29### Continuing Guaranty, dated as of August 29, 1998, executed by Mercury General Corporation in favor of Union Bank.

10.30### Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.31### Amendment and Restatement to and of Revolving Credit Agreement by and among Mercury General Corporation, the Lender's Party hereto and The Bank of New York, as Agent, dated as of October 29, 1999.

10.32### Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective

                    January 1, 1999.


          10.33### Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.

          10.34 Credit agreement dated as of October 27, 2000 between Mercury General Corporation and Bank of America, N.A.

          10.35 Management agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

          10.36 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.

          10.37 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.

          10.38 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.

          10.39 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.

          10.40 Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.

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

### This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by this reference.

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