Form 10-Q
period 2001-03-31
MERCURY GENERAL CORP
filed 2001-05-14
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter Ended March 31, 2001           Commission File No. 0-3681


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

At May 1, 2001, the Registrant had issued and outstanding an aggregate of 54,203,623 shares of its Common Stock.

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

              Amounts expressed in thousands, except share amounts

                                  A S S E T S

                                                                March 31,    December 31,
                                                                  2001           2000
                                                              ----------     ----------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,472,452 in 2001 and $1,463,897 in 2000)...........   $1,527,607     $1,509,474
   Equity securities available for sale (cost $253,183
    in 2001 and $250,593 in 2000)........................      249,066        252,510
   Short-term cash investments, at cost, which
    approximates market..................................       45,189         32,977
                                                            ----------     ----------
              Total investments..........................    1,821,862      1,794,961
Cash.....................................................        4,869          5,935
Receivables:
   Premiums receivable...................................      129,972        123,070
   Premium notes.........................................       14,885         14,205
   Accrued investment income.............................       25,484         25,707
   Other.................................................       27,646         36,410
                                                            ----------     ----------
                                                               197,987        199,392
Deferred policy acquisition costs........................       74,600         71,126
Fixed assets, net........................................       37,558         35,208
Other assets.............................................       33,039         35,641
                                                            ----------     ----------
              Total assets                                  $2,169,915     $2,142,263
                                                            ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Losses and loss adjustment expenses......................   $  482,716    $  492,220
Unearned premiums........................................      381,401       365,579
Notes payable............................................      107,578       107,889
Loss drafts payable......................................       54,084        49,954
Accounts payable and accrued expenses....................       41,223        39,715
Current income taxes.....................................        3,765         3,471
Deferred income taxes....................................        9,350         8,336
Other liabilities........................................       43,934        42,194
                                                            ----------    ----------
              Total liabilities..........................    1,124,051     1,109,358
                                                            ----------    ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,198,623 shares in 2001 and 54,193,423 shares in
     2000................................................       52,209        52,162
   Accumulated other comprehensive income................       33,175        30,871
   Unearned ESOP compensation............................       (1,750)       (2,000)
   Retained earnings.....................................      962,230       951,872
                                                            ----------    ----------
             Total shareholders' equity..................    1,045,864     1,032,905
                                                            ----------    ----------
   Commitments and contingencies.........................
                                                            $2,169,915    $2,142,263
                                                             =========    ==========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Three Months Ended March 31,

             Amounts expressed in thousands, except per share data

                                                             2001        2000
                                                           --------    --------
Revenues:
     Earned premiums....................................   $323,772   $304,655
     Net investment income..............................     28,019     25,484
     Net realized investment gains......................      4,384      1,482
     Other..............................................      1,274      1,757
                                                           --------   --------
         Total revenues.................................    357,449    333,378
                                                           --------   --------
Expenses:
     Losses and loss adjustment expenses................    240,217    213,644
     Policy acquisition costs...........................     71,501     67,106
     Other operating expenses...........................     15,271     14,919
     Interest...........................................      1,863      1,671
                                                           --------   --------
         Total expenses.................................    328,852    297,340
                                                           --------   --------
     Income before income taxes.........................     28,597     36,038

Income taxes............................................      3,889      6,100
                                                           --------   --------
     Net income.........................................   $ 24,708   $ 29,938
                                                           ========   ========
BASIC EARNINGS PER SHARE (average shares outstanding
 54,154,216 in 2001 and 54,160,431 in 2000).............   $   0.46   $   0.55
                                                           ========   ========
DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,350,923 in 2001 and 54,263,243 in 2000)......   $   0.45   $   0.55
                                                           ========   ========
Dividends declared per share............................   $  0.265   $  0.240
                                                           ========   ========

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                          Three Months Ended March 31,

                         Amounts expressed in thousands


                                                               2001        2000
                                                             -------     -------
Net income...............................................    $24,708     $29,938

Other comprehensive income, before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
        during period....................................      7,610      26,902
      Less: reclassification adjustment for net gains
        included in net income...........................     (4,065)     (1,067)
                                                             -------     -------
            Other comprehensive income, before tax.......      3,545      25,835

Income tax expense related to unrealized holding gains
 arising during period...................................      2,664       9,416
Income tax benefit related to reclassification
 adjustment for gains included in net income.............     (1,423)       (374)
                                                             -------     -------

Comprehensive income, net of tax.........................    $27,012     $46,731
                                                             =======     =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                          THREE MONTHS ENDED MARCH 31

                         Amounts expressed in thousands

                                                                          2001        2000
                                                                        --------    --------
Cash flows from operating activities:
   Net income........................................................    $ 24,708    $ 29,938
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Decrease in unpaid losses and loss adjustment expenses.........      (9,504)     (2,228)
      Increase in unearned premiums..................................      15,822      16,779
      Increase in premium notes receivable...........................        (680)       (623)
      Increase in premiums receivable................................      (6,902)     (6,611)
      Increase in deferred policy acquisition costs..................      (3,474)     (3,430)
      Increase in loss drafts payable................................       4,130       6,421
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain..............................          68       6,952
      Increase (decrease) in accounts payable and accrued expenses...       1,508      (6,099)
      Depreciation...................................................       1,482       1,625
      Net realized investment gains..................................      (4,384)     (1,482)
      Bond accretion, net............................................      (2,162)     (1,573)
      Other, net.....................................................      15,760       5,701
                                                                         --------    --------
           Net cash provided from operating activities...............      36,372      45,370

Cash flows from investing activities:
   Fixed maturities available for sale:
      Purchases......................................................     (85,285)    (68,801)
      Sales..........................................................      73,059      27,096
      Calls or maturities............................................       8,310      15,278
   Equity securities available for sale:
      Purchases......................................................     (24,425)    (14,379)
      Sales..........................................................      23,739      10,974
   Increase in receivable from securities............................      (1,266)     (1,393)
   Decrease (increase) in short-term cash investments, net...........     (12,212)      2,209
   Purchase of fixed assets..........................................      (4,375)     (1,529)
   Sale of fixed assets..............................................         600         517
                                                                         --------    --------
           Net cash used in investing activities.....................    $(21,855)   $(30,028)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                             2001        2000
                                                           --------    --------
Cash flows from financing activities:
   Addition to notes payable..........................   $    189    $  3,000
   Principal payments on notes payable................       (500)        -0-
   Dividends paid to shareholders.....................    (14,350)    (12,971)
   Proceeds from stock options exercised..............         78          30
   Purchase and retirement of common stock............        -0-      (6,979)
   Net decrease in ESOP loan..........................     (1,000)     (1,000)
                                                         --------    --------
              Net cash used in financing activities...    (15,583)    (17,920)
                                                         --------    --------
Net decrease in cash..................................     (1,066)     (2,578)
Cash:
   Beginning of the year..............................      5,935       8,052
                                                         --------    --------
   End of the period..................................   $  4,869    $  5,474
                                                         ========    ========

Supplemental disclosures of cash flow information
 and non-cash financing activities:
   Interest paid during the period....................   $  1,888    $  1,652
   Income taxes paid (received) during the period.....   $  3,734    $   (616)
   Tax benefit realized on stock options exercised....   $     16         -0-

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 2001 and the results of operations, comprehensive income and cash flows for the periods presented have been made.

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Earnings Per Share
     ------------------

     Average shares outstanding used in calculating the diluted earnings per share were adjusted for the effect of unexercised dilutive stock options. The effect of the dilutive options on the adjusted weighted average shares used in the diluted earnings pr share calculation was an increase to the average shares outstanding by 196,707 and 102,812 in the first quarter of 2001 and 2000, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 2000 accounted for approximately 86% of the Company's direct premiums written. Since 1990, the Company has also written small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida. In January 2000, the Company began assuming automobile risks in the state of Texas on business produced by Concord Insurance Services, Inc., an entity controlled by the Company. In January 2001, the Company began writing private passenger automobile coverage in Virginia.

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

Results of Operations
---------------------

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

     Premiums earned in the first quarter of 2001 increased 6.3% from the corresponding period in 2000. Premiums written in the first quarter of 2001 increased 6.5% from the corresponding period in 2000. California non-standard automobile premiums and California homeowners premiums were the largest contributors to first quarter written premium growth.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 6.4% in the first quarter of 2001 compared to an increase of 3.1% for all of 2000. The California premium growth was primarily due to an increase in unit sales on the Company's homeowners business and non-standard automobile business. Total California automobile policies in-force increased during the first quarter of 2001. The automobile insurance marketplace remains competitive.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 74.2% in 2001 and 70.1% in 2000. The higher loss ratio in the quarter, as compared to the first quarter of 2000, was largely due to an increase in the severity recorded on California automobile claims. Increased frequency, due to winter rain storms, on the homeowners line of business in California and increased losses in Texas also contributed to the higher loss ratio.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 2001 was 26.8% compared to 26.9% in the corresponding period of 2000.

     The combined ratio of losses and expenses (GAAP basis) was 101.0% in the first quarter of 2001 compared with 97.0% in 2000, resulting in an underwriting loss for the period of $3.2 million, compared with a gain of $9.0 million in the corresponding period of 2000.

     Investment income for the first quarter of 2001 was $28.0 million, compared with $25.5 million in the first quarter of 2000. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 5.52% in both first quarter 2001 and the corresponding period of 2000 on average invested assets of $1,769.9 million and $1,666.8 million, respectively.

     The income tax provision in the first quarter of 2001 of $3.9 million represented an effective tax rate of 13.6%, compared with an effective rate of 16.9% in the corresponding period of 2000. The lower rate in 2001 is primarily attributable to the increased proportion of investment income which consists primarily of tax-exempt interest and tax sheltered dividend income in contrast to underwriting income, which is taxed at the full corporate rate of 35%.

     Net income for the first quarter 2001 of $24.7 million, or $.45 per share (diluted), compares with $29.9 million or $.55 per share (diluted) in the corresponding period of 2000. Basic net income per share was $.46 in 2001 and $.55 in 2000.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the first three months of 2001 was $36.4 million, while funds derived from the sale, redemption or maturity of investments was $105.1 million. Fixed-maturity investments, at amortized cost, increased by $8.6 million during the period. Equity investments, including perpetual preferred stocks, increased by $2.6 million at cost, and short-term cash investments increased by $12.2 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $78.5 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,725.6 million at March 31, 2001 by $51.0 million. That unrealized gain, reflected as accumulated other comprehensive loss, net of applicable tax effects, was $33.2 million at March 31, 2001 compared with an unrealized gain of $30.9 million at December 31, 2000.

     The Company's cash and short term investments totaled $50.1 million at March 31, 2001. $3 million of this cash is restricted. Together with funds generated internally, such liquid assets are adequate to pay claims without the forced sale of investments.

     Approximately 1.0% of total fixed maturities at March 31, 2001 were rated below investment grade. The average rating of the $1,453.0 million bond portfolio (at amortized cost) was AA. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,472.4 million (at cost) include $19.4 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $249.1 million at market (cost $253.2 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 24.2% (at cost) of total shareholders' equity.

     As of March 31, 2001, the Company had no material commitments for capital expenditures.

     The Company had outstanding debt at March 31, 2001 of $108 million. Included in this amount, is $75 million due November 21, 2001 and $27 million due October 26, 2001. The Company is currently evaluating repayment and refinancing alternatives including a public issuance of debt securities and bank refinancing.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $992.7 million at March 31, 2001 and net written premiums for the twelve months ended on that date of $1,293.4 million, the ratio of writings to surplus was approximately 1.3 to 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2000.

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

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on May 9, 2001. The matters voted upon at the meeting included the election of all nine directors and the approval of the auditors for the 2001 fiscal year. The votes cast with respect to these two matters were as follows:

    1.    Election of Directors        Number of shares      Number of shares
               Nominee                    voted FOR             Withheld
          ---------------------        ----------------      ----------------

          Nathan Bessin                  51,702,352             242,836
          Bruce A. Bunner                51,695,921             249,267
          Michael D. Curtius             51,669,350             275,838
          Richard E. Grayson             51,702,603             242,585
          George Joseph                  51,498,264             446,924
          Gloria Joseph                  51,699,920             245,268
          Charles E. McClung             51,699,372             245,816
          Donald P. Newell               51,464,781             480,407
          Donald R. Spuehler             51,691,251             253,937

    2.    Proposal to approve KPMG LLP as auditors for the year 2001
          ----------------------------------------------------------

                    FOR                   AGAINST                   ABSTAIN
                    ---                   -------                   -------
                51,903,309                 15,552                    26,327

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  None
          (b)  None

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MERCURY GENERAL CORPORATION



Date: May 11, 2001            By: /s/ George Joseph
                                 ------------------------------------
                                  George Joseph
                                  Chairman and Chief Executive Officer



Date: May 11, 2001            By: /s/ Gabriel Tirador
                                 ------------------------------------
                                  Gabriel Tirador
                                  Chief Financial Officer