Form 10-Q
period 2001-06-30
MERCURY GENERAL CORP
filed 2001-08-14
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter June 30, 2001                       Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At July 31, 2001, the Registrant had issued and outstanding an aggregate of 54,208,598 shares of its Common Stock.

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              Amounts Expressed in Thousands, except share amounts


                                  A S S E T S

                                                           June 30,     December 31,
                                                             2001           2000
                                                          ----------     ----------
                                                          (Unaudited)
Investments:
   Fixed maturities available for sale (amortized cost
    $1,479,198 in 2001 and $1,463,897 in 2000)..........  $1,528,012   $  1,509,474
   Equity securities available for sale (cost $260,098
    in 2001 and $250,593 in 2000).......................     261,998        252,510
   Short-term cash investments, at cost, which
    approximates market.................................      63,753         32,977
                                                          ----------   ------------
              Total investments.........................   1,853,763      1,794,961
Cash....................................................       7,126          5,935
Receivables:
   Premiums receivable..................................     130,199        123,070
   Premium notes........................................      16,481         14,205
   Accrued investment income............................      27,036         25,707
   Other................................................      27,943         36,410
                                                          ----------   ------------
                                                             201,659        199,392
Deferred policy acquisition costs.......................      77,442         71,126
Fixed assets, net.......................................      38,571         35,208
Other assets............................................      30,483         35,641
                                                          ----------   ------------
              Total assets                                $2,209,044   $  2,142,263
                                                          ==========   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.....................  $  497,039   $    492,220
Unearned premiums.......................................     391,905        365,579
Notes payable...........................................     107,672        107,889
Loss drafts payable.....................................      49,370         49,954
Accounts payable and accrued expenses...................      44,612         39,715
Current income taxes....................................       4,106          3,471
Deferred income taxes...................................       9,086          8,336
Other liabilities.......................................      47,105         42,194
                                                          ----------   ------------
              Total liabilities.........................   1,150,895      1,109,358
                                                          ----------   ------------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,208,598 shares in 2001 and 54,193,423 shares in
     2000...............................................      52,342         52,162
   Accumulated other comprehensive income...............      32,964         30,871
   Unearned ESOP compensation...........................      (1,500)        (2,000)
   Retained earnings....................................     974,343        951,872
                                                          ----------   ------------
             Total shareholders' equity.................   1,058,149      1,032,905
                                                          ----------   ------------
   Commitments and contingencies........................
                                                          $2,209,044   $  2,142,263
                                                          ==========   ============

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Three Months Ended June 30,

             Amounts expressed in thousands, except per share data

                                                             2001       2000
                                                             ----       ----
Revenues:
  Earned premiums                                        $338,171   $312,187
  Net investment income                                    27,941     26,187
  Net realized investment gains (losses)                      (91)       677
  Other                                                       438      2,088
                                                         --------   --------

     Total revenues                                       366,459    341,139
                                                         --------   --------

Expenses:
  Losses and loss adjustment expenses                     243,421    224,259
  Policy acquisition costs                                 74,256     69,660
  Other operating expenses                                 15,498     15,277
  Interest                                                  1,486      1,711
                                                         --------   --------

    Total expenses                                        334,661    310,907
                                                         --------   --------

  Income before income taxes                               31,798     30,232

Income taxes                                                5,333      4,230
                                                         --------   --------

  Net income                                             $ 26,465   $ 26,002
                                                         ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,167,143 in 2001 and 54,062,288 in 2000)              $   0.49   $   0.48
                                                         ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,353,257 in 2001 and 54,205,423 in 2000)       $   0.49   $   0.48
                                                         ========   ========

Dividends declared per share                             $  0.265   $   0.24
                                                         ========   ========


                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                           Six Months Ended June 30,

             Amounts expressed in thousands, except per share data

                                                            2001     2000
                                                            ----     ----
Revenues:
     Earned premiums                                     $661,943  $616,842
     Net investment income                                 55,960    51,671
     Net realized investment gains                          4,293     2,159
     Other                                                  1,712     3,845
                                                         --------  --------

          Total revenues                                  723,908   674,517
                                                         --------  --------

Expenses:
     Losses and loss adjustment expenses                  483,638   437,903
     Policy acquisition costs                             145,757   136,766
     Other operating expenses                              30,769    30,196
     Interest                                               3,349     3,382
                                                         --------  --------

          Total expenses                                  663,513   608,247
                                                         --------  --------

     Income before income taxes                            60,395    66,270

Income taxes                                                9,222    10,330
                                                         --------  --------

     Net income                                          $ 51,173  $ 55,940
                                                         ========  ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,160,716 in 2001 and 54,111,360 in 2000)              $   0.94  $   1.03
                                                         ========  ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,352,126 in 2001 and 54,234,333 in 2000)       $   0.94  $   1.03
                                                         ========  ========

Dividends declared per share                             $   0.53  $   0.48
                                                         ========  ========


                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                          Three Months Ended June 30

                         Amounts expressed in thousands

                                                              2001        2000
                                                              ----        ----
Net income                                                   $26,465    $26,002

Other comprehensive loss, before tax:
  Unrealized losses on securities:
   Unrealized holding losses arising
    during period                                             (1,054)      (180)
    Less: reclassification adjustment for net
     (gains) losses included in net income                       729       (129)
                                                             -------    -------
Other comprehensive loss, before tax                            (325)      (309)

Income tax expense (benefit) related to unrealized
 holding losses arising during the period                       (369)       (63)
Income tax expense (benefit) related to reclassification
 adjustment for gains (losses) included in
 net income                                                      255        (45)
                                                             -------    -------

Comprehensive income, net of tax                             $26,254    $25,801
                                                             =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                           Six Months Ended June 30,

                         Amounts expressed in thousands

                                                     2001      2000
                                                     ----      ----
Net income                                         $51,173    $55,940

Other comprehensive income, before tax:
  Unrealized gains on securities:
   Unrealized holding gains arising
    during period                                    6,556     26,722
    Less: reclassification adjustment for net
     gains included in net income                   (3,336)    (1,196)
                                                   -------    -------
Other comprehensive income, before tax               3,220     25,526

Income tax expense related to unrealized
 holding gains arising during period                 2,295      9,353
Income tax benefit related to reclassification
 adjustment for gains included in net income        (1,168)      (419)
                                                   -------    -------

Comprehensive income, net of tax                   $53,266    $72,532
                                                   =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                           Six Months Ended June 30,

                         Amounts expressed in thousands

                                                                  2001        2000
                                                                  ----        ----
Cash flows from operating activities:
   Net income                                                 $  51,173   $  55,940
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss
       adjustment expenses                                        4,819      10,555
      Increase in unearned premiums                              26,326      17,096
      Increase in premium notes receivable                       (2,276)     (1,296)
      Increase in premiums receivable                            (7,129)     (1,999)
      Increase in deferred policy acquisition costs              (6,316)     (3,345)
      (Decrease) increase in loss drafts payable                   (584)      5,323
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                             257       1,224
      Increase (decrease) in accounts payable and
       accrued expenses                                           4,897      (3,025)
      Depreciation                                                3,087       3,273
      Net realized investment gains                              (4,293)     (2,159)
      Bond accretion, net                                        (4,279)     (3,271)
      Other, net                                                 19,179       5,919
                                                               --------    --------
           Net cash provided from operating activities           84,861      84,235

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                              (131,272)  (132,772)
        Sales                                                    98,066      40,812
        Calls or maturities                                      24,386      28,755
      Equity securities available for sale:
        Purchases                                               (48,702)    (32,166)
        Sales                                                    41,285      35,734
      Receivable from securities                                   (778)        -0-
      Payable from securities                                       159       7,535
      Increase in short-term cash investments, net              (30,776)     (3,294)
      Purchase of fixed assets                                   (7,477)     (3,529)
      Sale of fixed assets                                        1,117         728
                                                               --------    --------
           Net cash used in investing activities              $ (53,992)  $ (58,197)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                           2001       2000
                                                           ----       ----
Cash flows from financing activities:
   Additions to notes payable                            $    283   $  3,000
   Principal payments on notes payable                       (500)       -0-
   Dividends paid to shareholders                         (28,704)   (25,946)
   Proceeds from stock options exercised                      243        345
   Purchase and retirement of common stock                    -0-     (6,979)
   Net decrease in ESOP loan                               (1,000)    (1,000)
                                                         --------   --------
      Net cash used in financing activities               (29,678)   (30,580)
                                                         --------   --------

Net (decrease) increase in cash                             1,191     (4,542)
Cash:
   Beginning of the year                                    5,935      8,052
                                                         --------   --------
   End of the year                                       $  7,126   $  3,510
                                                         ========   ========

Supplemental disclosures of cash flow information and
 non cash financing activities:
   Interest paid during the period                       $  3,880   $  3,745
   Income taxes paid during the period                   $  8,880   $  9,275

                  MERCURY GENERAL CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 2001 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.   Recently Issued Accounting Standards
     ------------------------------------

     In July 2001, the Financial Accounting Standard Board issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company will be required to adopt SFAS Nos. 141 and 142 on January 1, 2002. Management is currently evaluating the impact, if any, that these statements will have on the Company's financial statements.

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

     Certain statements in this report on Form 10-Q that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the intense competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party "bad-faith" legislation, changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations
---------------------

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

     Premiums earned in the second quarter of 2001 increased 8.3% from the corresponding period in 2000. Net premiums written in the second quarter of 2001 increased 12.0% from the corresponding period in 2000. Contributing to the overall second quarter 2001 premiums written growth were increased policy sales in the California automobile insurance lines as well as increased production in California homeowners, Florida automobile insurance and Texas automobile insurance lines.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 10.5% in the second quarter of 2001 compared to an increase of 2.7% for the comparative period of 2000.

     The loss ratio in the second quarter (loss and loss adjustment expenses related to premiums earned) was 72.0%, compared with 71.8% in 2000.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2001 was 26.5% compared to 27.2% in 2000.

     The combined ratio of losses and expenses (GAAP basis) was 98.5% in 2001 compared with 99.0% in 2000, resulting in an underwriting gain for the period of $5.0 million, compared with $3.0 million in 2000.

     Investment income for the second quarter was $27.9 million, compared with $26.2 million in the second quarter of 2000. The after-tax yield on average investments of $1,787.6 million (fixed maturities and equities valued at cost) was 5.43% compared with 5.58% on average investments of $1,686.6 million in the second quarter of 2000.

     Realized investment losses before income taxes were $0.1 million compared with realized gains of $0.7 million in the second quarter of 2000.

     The income tax provision in the second quarter of 2001 of $5.3 million represented an effective tax rate of 16.8%, compared with an effective rate of 14.0% in 2000. The higher effective rate is principally attributable to the larger proportion of pre-tax income derived from fully taxable underwriting gain and taxable investment income compared to tax exempt investment income.

     Net income for the second quarter of $26.5 million, or $.49 per share (diluted), compares with $26.0 million or $.48 per share (diluted) in 2000. Basic net income per share was $.49 in 2001 and $.48 in 2000.

     Other comprehensive loss, before tax for the second quarter was $0.3 million in both 2001 and 2000 which represents the change in the unrealized gains and losses on the Company's investments occurring during the period.

Six Months ended June 30, 2001 compared to Six Months ended June 30, 2000

     Premiums earned in the first six months of 2001 increased 7.3% from the corresponding period in 2000. Net premiums written in the first six months of 2001 increased 9.1% from the corresponding period in 2000. Contributing to the overall first six months of 2001 premiums written growth were increased policy sales in the California automobile insurance lines as well as increased production in California homeowners, Florida automobile insurance and Texas automobile insurance lines.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 8.4% in the first six months of 2001 compared to an increase of 3.4% for the comparative period of 2000.

     The loss ratio in the first six months of 2001 (loss and loss adjustment expenses related to premiums earned) was 73.1%, compared with 71.0% in 2000.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2001 was 26.7% compared to 27.1% in 2000.

     The combined ratio of losses and expenses (GAAP basis) was 99.7% in 2001 compared with 98.1% in 2000, resulting in an underwriting gain for the period of $1.8 million, compared with $12.0 million in 2000.

     Investment income for the six months of 2001 was $56.0 million, compared with $51.7 million in the six months of 2000. The after-tax yield on average investments of $1,779.9 million (fixed maturities and equities valued at cost), was 5.47% compared with 5.67% on average investments of $1,678.1 million in 2000.

     Realized investment gains before income taxes were $4.3 million compared with $2.2 million in the six months of 2000.

     The income tax provision in the six months of 2001 of $9.2 million represented an effective tax rate of 15.3%, compared with an effective rate of 15.6% in 2000.

     Net income for the six months of $51.2 million, or $0.94 per share (diluted), compares with $55.9 million or $1.03 per share (diluted) in 2000. Basic net income per share was $0.94 in 2001 and $1.03 in 2000.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income, before tax for the first six months of 2001 of $3.2 million compares with $25.5 million in 2000. The gains were primarily the result of decreased market interest rates which increased the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the six months of 2001 was $84.9 million, while funds derived from the sale, call or maturity of investments was $163.7 million, of which approximately 25% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $15.3 million during the period. Equity investments, including perpetual preferred stocks, increased by $9.5 million at cost, and short-term cash investments increased by $30.8 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $119.8 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,739.3 million at June 30, 2001 by $50.7 million. That unrealized gain, reflected as accumulated other comprehensive gain in shareholders' equity net of applicable tax effects, was $33.0 million at June 30, 2001 compared with an unrealized gain of $30.9 million at December 31, 2000.

     The Company's cash and short term investments totaled $70.9 million at June 30, 2001, of which $3 million is restricted. Together with funds generated internally, such liquid assets are more than adequate to pay claims without the forced sale of investments.

     Less than 1% of total assets at June 30, 2001 were bonds rated below investment grade. The average rating of the $1,461.9 million bond portfolio (at amortized cost) was AA. Bond holdings are broadly diversified geographically, within the tax exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,479.2 million (at cost) include $17.3 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $262.0 million at market (cost $260.1 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represent 24.8% (at cost) of total shareholders' equity.

     As of June 30, 2001, the Company had no material commitments for capital expenditures.

     On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company that mature on August 15, 2011 and bear interest at 7.25% per annum, payable semi-annually on August 15 and February 15 each year, commencing February 15, 2002. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter's fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs, approximately 7.44%.

     The Company had outstanding debt at June 30, 2001 of $107.7 million. Included in this amount is $75 million payable under a revolving credit facility due November 21, 2001 and $27 million payable under a $30 million revolving credit facility due October 26, 2001. The interest on these two loans is variable and during the first six months of 2001 was priced off of the Eurodollar London Interbank Rate (LIBOR) making the effective interest rate 6.03% and 6.09%, respectively. On August 7, 2001, the Company repaid the entire balance of both the $75 million and $27 million borrowings with proceeds received from the $125 million senior note issuance. The Company also terminated the $75 million revolving credit facility.

     Prior to the issuance of the senior notes, the Company used short-term floating rate debt as part of its capital structure. The Company is currently evaluating the possibility of entering into an agreement to swap its fixed interest rate on the senior notes to a variable interest rate. See Item 3. Quantitative and Qualitative Disclosures About Market Risk.
---------------------------- ------------------------------

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,003.9 million at June 30, 2001 and net written premiums for the twelve months ended on that date of $1,330.8 million, the ratio of writings to surplus was approximately 1.3 to 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     As of June 30, 2001, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement or Form 10-K for the year ended December 31, 2000.

     As discussed in the Liquidity and Capital Resources section, on August 7, 2001 the Company repaid total short-term floating rate bank debt of $102 million with the proceeds from the $125 million fixed-rate senior notes maturing on August 15, 2011. To the extent market interest rates fluctuate, the fair value of the fixed rate debt will fluctuate in the opposite direction.

     A common measure of the market rate interest sensitivity of fixed maturity debt is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of expected cash flows. The modified duration of the senior notes is calculated to be approximately 6.7 years. This compares to the modified duration of the Company's $1.5 billion investment in bonds (at market) of approximately 5.9 years, at June 30, 2001. Given a hypothetical decrease of 100 basis points in market interest rates, the fair value of the $1.5 billion investment in bonds would increase by approximately $89 million. A similar 100 basis points decrease in market interest rates would result in an increase in the fair value of the senior notes of approximately $8 million. The converse would hold true for a hypothetical 100 basis point increase in market interest rates.

     The Company is currently evaluating the possibility of entering into an agreement to swap its fixed interest rate on the senior notes to a variable interest rate. A swap would have the effect of lowering the current borrowing costs compared to the interest rate on the senior notes but could expose the Company to higher borrowing costs in the future, if short-term market interest rates increase.

     A decrease in market interest rates during the six months of the year positively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital

Resources section above.

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


                              MERCURY GENERAL CORPORATION



Date: August 10, 2001         By: /s/ GEORGE JOSEPH
                                 ------------------------------------
                                      George Joseph
                                      Chairman and Chief Executive Officer



Date: August 10, 2001         By: /s/ GABRIEL TIRADOR
                                 ------------------------------------
                                      Gabriel Tirador
                                      Vice President and Chief Financial
                                      Officer