Form 10-Q
period 2001-09-30
MERCURY GENERAL CORP
filed 2001-11-13
CIK 64996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For the Quarter September 30, 2001                  Commission File No. 0-3681


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

                              Yes  X      No_____
                                 -----

At October 26, 2001, the Registrant had issued and outstanding an aggregate of 54,226,048 shares of its Common Stock.

                        PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

             Amounts expressed in thousands, except share amounts

                                  A S S E T S

                                                            September 30,   December 31,
                                                                 2001           2000
                                                                 ----           ----
                                                             (Unaudited)
Investments:
   Fixed maturities available for sale (amortized cost
    $1,523,215 in 2001 and $1,463,897 in 2000)..........    $1,584,118     $1,509,474
   Equity securities available for sale (cost $278,399
    in 2001 and $250,593 in 2000).......................       273,421        252,510
   Short-term cash investments, at cost, which
    approximates market.................................        99,024         32,977
                                                            ----------     ----------
              Total investments.........................     1,956,563      1,794,961
Cash....................................................         5,102          5,935
Receivables:
   Premiums receivable..................................       141,459        123,070
   Premium notes........................................        17,084         14,205
   Accrued investment income............................        25,850         25,707
   Other................................................        33,036         36,410
                                                            ----------     ----------
                                                               217,429        199,392
Deferred policy acquisition costs.......................        81,665         71,126
Fixed assets, net.......................................        39,470         35,208
Other assets............................................        28,816         35,641
                                                            ----------     ----------
              Total assets                                  $2,329,045     $2,142,263
                                                            ==========     ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses.......................  $  512,091     $  492,220
Unearned premiums.........................................     413,041        365,579
Notes payable.............................................     130,423        107,889
Loss drafts payable.......................................      53,235         49,954
Accounts payable and accrued expenses.....................      51,221         39,715
Current income taxes......................................      10,564          3,471
Deferred income taxes.....................................      11,274          8,336
Other liabilities.........................................      67,513         42,194
                                                            ----------     ----------
              Total liabilities...........................   1,249,362      1,109,358
                                                            ----------     ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,219,348 shares in 2001 and 54,193,423 shares in
     2000.................................................      52,540         52,162
   Accumulated other comprehensive income.................      36,352         30,871
   Unearned ESOP compensation.............................      (1,250)        (2,000)
   Retained earnings......................................     992,041        951,872
                                                            ----------     ----------
             Total shareholders' equity...................   1,079,683      1,032,905
                                                            ----------     ----------
   Commitments and contingencies..........................  $2,329,045     $2,142,263
                                                            ==========     ==========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                       Three Months Ended September 30,

        Amounts expressed in thousands, except share and per share data

                                                            2001     2000
                                                            ----     ----

Revenues:
        Earned premiums................................  $351,896  $315,108
        Net investment income..........................    29,043    26,865
        Net realized investment gains..................     2,784       625
        Other..........................................     1,355       538
                                                         --------  --------

               Total revenues..........................   385,078   343,136
                                                         --------  --------

Expenses:
        Losses and loss adjustment expenses............   250,939   226,706
        Policy acquisition costs.......................    76,805    68,002
        Other operating expenses.......................    15,393    14,546
        Interest.......................................     1,974     1,837
                                                         --------  --------

               Total expenses..........................   345,111   311,091
                                                         --------  --------

        Income before income taxes.....................    39,967    32,045

Income taxes...........................................     7,912     4,624
                                                         --------  --------

      Net income.......................................  $ 32,055  $ 27,421
                                                         ========  ========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,182,065 in 2001 and 54,074,298 in 2000)............  $   0.59  $   0.51
                                                         ========  ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,385,345 in 2001 and 54,223,764 in 2000).....  $   0.59  $   0.51
                                                         ========  ========

Dividends declared per share...........................  $  0.265  $  0.240
                                                         ========  ========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

        Amounts expressed in thousands, except share and per share data

                                                             2001        2000
                                                             ----        ----

Revenues:
     Earned premiums...................................  $1,013,839  $  931,950
     Net investment income.............................      85,003      78,536
     Net realized investment gains.....................       7,077       2,784
     Other.............................................       3,067       4,383
                                                         ----------  ----------

          Total revenues...............................   1,108,986   1,017,653
                                                         ----------  ----------

Expenses:
     Loss and loss adjustment expenses.................     734,577     664,609
     Policy acquisition costs..........................     222,562     204,768
     Other operating expenses..........................      46,162      44,742
     Interest..........................................       5,323       5,219
                                                         ----------  ----------

          Total expenses...............................   1,008,624     919,338
                                                         ----------  ----------

     Income before income taxes........................     100,362      98,315

Income taxes...........................................      17,134      14,954
                                                         ----------  ----------

     Net income........................................  $   83,228  $   83,361
                                                         ==========  ==========

BASIC EARNINGS PER SHARE (average shares outstanding
 54,167,910 in 2001 and 54,098,916 in 2000)............  $     1.54  $     1.54
                                                         ==========  ==========

DILUTED EARNINGS PER SHARE (adjusted weighted average
 shares 54,363,277 in 2001 and 54,230,720 in 2000).....  $     1.53  $     1.54
                                                         ==========  ==========

Dividends declared per share...........................  $    0.795  $    0.720
                                                         ==========  ==========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                       Three Months Ended September 30,

                        Amounts expressed in thousands

                                                     2001       2000

Net income                                         $32,055    $27,421

Other comprehensive income, before tax:
  Unrealized gains on securities:
   Unrealized holding gains arising
    during period                                    6,895     32,408
    Less: reclassification adjustment for net
     gains included in net income                   (1,682)       (42)
                                                   -------    -------
Other comprehensive income, before tax               5,213     32,366

Income tax expense related to unrealized
 holding gains arising during the period             2,413     11,342
Income tax benefit related to reclassification
 adjustment for gains included in  net income         (588)       (14)
                                                   -------    -------

Comprehensive income, net of tax                   $35,443    $48,459
                                                   =======    =======

                          MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                        Nine Months Ended September 30,

                         Amounts expressed in thousands

                                                    2001        2000
                                                    ----        ----

Net income                                        $ 83,228   $  83,361

Other comprehensive income, before tax:
  Unrealized gains on securities:
   Unrealized holding gains arising
    during period                                   13,450      59,130
    Less: reclassification adjustment for net
     gains included in net income                   (5,018)     (1,238)
                                                  --------   ---------
Other comprehensive income, before tax               8,432      57,892

Income tax expense related to unrealized
 holding gains arising during period                 4,707      20,695
Income tax benefit related to reclassification
 adjustment for gains included in net income        (1,756)       (433)
                                                  --------   ---------

Comprehensive income, net of tax                  $ 88,709   $ 120,991
                                                  ========   =========

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        Nine Months Ended September 30,

                        Amounts expressed in thousands

                                                                 2001        2000
                                                                 ----        ----
Cash flows from operating activities:
   Net income                                                 $  83,228   $  83,361
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase in unpaid losses and loss adjustment
       expenses                                                  19,871      27,134
      Increase in unearned premiums                              47,462      21,886
      Increase in premium notes receivable                       (2,879)     (1,276)
      Increase in premiums receivable                           (18,389)     (6,717)
      Increase in deferred policy acquisition costs             (10,539)     (4,354)
      Increase in loss drafts payable                             3,281       6,166
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain                           7,080       5,802
      Increase in accounts payable and accrued expenses          11,506       1,871
      Depreciation                                                4,925       5,039
      Net realized investment gains                              (7,077)     (2,784)
      Bond accretion, net                                        (6,556)     (5,201)
      Other, net                                                 23,484       8,455
                                                              ---------   ---------
           Net cash provided from operating activities          155,397     139,382

Cash flows from investing activities:
      Fixed maturities available for sale:
        Purchases                                              (243,917)   (231,627)
        Sales                                                   157,373      94,945
        Calls or maturities                                      38,431      44,142
      Equity securities available for sale:
        Purchases                                               (72,805)    (62,334)
        Sales                                                    47,427      57,879
      Cash acquired in Elm County Mutual Insurance
       Company transaction                                           -0-      1,862
      Increase in payable for securities                         14,814       6,440
      Increase in short-term cash investments, net              (66,048)     (9,754)
      Purchase of fixed assets                                  (10,664)     (5,044)
      Sale of fixed assets                                        1,622         827
                                                              ---------   ---------
           Net cash used in investing activities              $(133,767)  $(102,664)

                                  (Continued)

                          MERCURY GENERAL CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                            2001       2000
                                                            ----       ----
Cash flows from financing activities:
   Net proceeds from issuance of senior notes             $ 123,309   $     -0-
   Net (payments) borrowings under credit arrangements     (102,000)     8,000
   Decrease in notes payable                                   (122)        -0-
   Dividends paid to shareholders                           (43,059)   (38,920)
   Proceeds from stock options exercised                        409        345
   Purchase and retirement of common stock                       -0-    (6,979)
   Net decrease in ESOP loan                                 (1,000)    (1,000)
                                                          ---------   --------
      Net cash used in financing activities                 (22,463)   (38,554)
                                                          ---------   --------

Net decrease in cash                                           (833)    (1,836)
Cash:
   Beginning of the year                                      5,935      8,052
                                                          ---------   --------
   End of the year                                        $   5,102   $  6,216
                                                          =========   ========

Supplemental disclosures of cash flow information:
   Interest paid during the period                        $   4,561   $  5,642
   Income taxes paid during the period                    $  10,070   $  9,323
   Debt issuance costs                                    $   1,345   $     -0-

Non-cash investing and financing transactions:
   Notes payable issued in exchange for right to
    manage and control Elm County Mutual Insurance
    Company                                               $      -0-  $ 12,889

                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 2001 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3.   Public Debt Offering
     --------------------

     On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company that mature on August 15, 2011 and bear interest at 7.25% per annum, payable semi-annually on August 15 and February 15 each year, commencing February 15, 2002. The company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter's fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs, approximately 7.44%. On August 7, 2001 the Company retired $102 million of bank debt with the proceeds from the senior note issuance.

     This interim information should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

     The Company is engaged primarily in writing all risk classifications of automobile insurance in California, which in 2000 accounted for approximately 86% of the Company's direct premiums written. Since 1990, the Company has also written small amounts of automobile insurance in Georgia and Illinois. In December 1996 the Company acquired the American Mercury Insurance Group (formerly named American Fidelity Insurance Group) which was licensed in 36 states but writes automobile and mechanical breakdown insurance predominantly in Oklahoma and Texas. During 1998, the Company began writing private passenger automobile coverage in Florida. In January 2000, the Company began assuming automobile risks in the state of Texas on business produced by Concord Insurance Services, Inc., a controlled entity. In January 2001, the Company began writing private passenger automobile coverage in Virginia and in September 2001 began writing private passenger automobile coverage in New York.

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

Results of Operations
---------------------

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

     Premiums earned in the third quarter of 2001 increased 11.7% from the corresponding period in 2000. Net premiums written in the third quarter of 2001 increased 16.6% from the corresponding period in 2000. Contributing to the overall third quarter 2001 premiums written growth were increased policy sales in the California automobile insurance lines as well as increased production in California homeowners insurance, Florida automobile insurance and Texas automobile insurance lines. Many competitors have instituted rate increases over the past year which has helped Mercury attract new customers.

     California premiums written, representing 87% of the Company's total premiums, grew approximately 14.9% in the third quarter of 2001 compared to an increase of 1.6% for the comparative period of 2000.

     The loss ratio in the third quarter (loss and loss adjustment expenses related to premiums earned) was 71.3%, compared with 71.9% in 2000.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) was 26.2% in both 2001 and 2000.

     The combined ratio of losses and expenses (GAAP basis) was 97.5% in 2001 compared with 98.1% in 2000, resulting in an underwriting gain for the period of $8.8 million, compared with $5.9 million in 2000.

     Investment income for the third quarter was $29.0 million, compared with $26.9 million in the third quarter of 2000. The after-tax yield on average investments of $1,849.1 million (fixed maturities and equities valued at cost) was 5.38% compared with 5.56% on average investments of $1,731.1 million in the third quarter of 2000.

     Realized investment gains before income taxes were $2.8 million compared to $0.6 million in the third quarter of 2000.

     The income tax provision in the third quarter of 2001 of $7.9 million represented an effective tax rate of 19.8%, compared with an effective rate of 14.4% in 2000. The higher effective rate is principally attributable to the larger proportion of pre-tax income derived from fully taxable underwriting gain and taxable investment income compared to tax exempt investment income.

     Net income for the third quarter of $32.1 million, or $.59 per share (diluted), compares with $27.4 million or $.51 per share (diluted) in 2000. Basic net income per share was $.59 in 2001 and $.51 in 2000.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income, before tax for the third quarter was $5.2 million in 2001 and $32.4 million in 2000 which represents the change in the unrealized gains and losses on the Company's investments occurring during the period.

Nine Months ended September 30, 2001 compared to Nine Months ended September 30, 2000

     Premiums earned in the first nine months of 2001 increased 8.8% from the corresponding period in 2000. Net premiums written in the first nine months of 2001 increased 11.7% from the corresponding period in 2000. Contributing to the overall first nine months of 2001 premiums written growth were increased policy sales in the California automobile insurance lines as well as increased production in California homeowners insurance, Florida automobile insurance and Texas automobile insurance lines.

     California premiums written, representing 88% of the Company's total premiums, grew approximately 10.6% in the first nine months of 2001 compared to an increase of 2.8% for the comparative period of 2000.

     The loss ratio in the first nine months of 2001 (loss and loss adjustment expenses related to premiums earned) was 72.5%, compared with 71.3% in 2000.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in 2001 was 26.5% compared to 26.8% in 2000.

     The combined ratio of losses and expenses (GAAP basis) was 99.0% in 2001 compared with 98.1% in 2000, resulting in an underwriting gain for the period of $10.5 million, compared with $17.8 million in 2000.

     Investment income for the first nine months of 2001 was $85.0 million, compared with $78.5 million in the first nine months of 2000. The after-tax yield on average investments of $1,805.2 million (fixed maturities and equities valued at cost), was 5.43% compared with 5.55% on average investments of $1,696.7 million in 2000.

     Realized investment gains before income taxes were $7.1 million compared with $2.8 million in the first nine months of 2000.

     The income tax provision in the first nine months of 2001 of $17.1 million represented an effective tax rate of 17.1%, compared with an effective rate of 15.2% in 2000. The higher rate in 2001 reflects a shift in a portion of the Company's investments from tax-exempt issues to taxable issues.

     Net income for the first nine months of $83.2 million, or $1.53 per share (diluted), compares with $83.4 million or $1.54 per share (diluted) in 2000. Basic net income per share was $1.54 in both 2001 and 2000.

     Other comprehensive income represents the change in the unrealized gains and losses on the Company's investments occurring during the period. Other comprehensive income, before tax for the first nine months of 2001 of $8.4 million compares with $57.9 million in 2000. The gains were primarily the result of decreased market interest rates which increased the value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operating activities during the nine months of 2001 was $155.4 million, while funds derived from the sale, call or maturity of investments was $243.2 million, of which approximately 19% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $59.3 million during the period. Equity investments, including perpetual preferred stocks, increased by $27.8 million at cost, and short-term cash investments increased by $66.0 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $186.9 million.

     The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,801.6 million at September 30, 2001 by $55.9 million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders' equity net of applicable tax effects, was $36.4 million at September 30, 2001 compared with an unrealized gain of $30.9 million at December 31, 2000.

     The Company's cash and short term investments totaled $104.1 million at September 30, 2001, of which $3 million is restricted. Together with funds generated internally, such liquid assets are adequate to pay claims without the forced sale of investments.

     Approximately 1.4% of total assets at September 30, 2001 were bonds rated below investment grade. The average rating of the $1,507.0 million bond portfolio (at amortized cost) was AA. Bond holdings are broadly diversified geographically, within the tax exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,523.2 million (at cost) include $16.2 million of sinking fund preferreds, principally utility issues.

     Except for Company-occupied buildings, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $273.4 million at market (cost $278.4 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represent 25.8% (at cost) of total shareholders' equity.

     As of September 30, 2001, the Company had no material commitments for capital expenditures.

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

     The Company had outstanding debt at September 30, 2001 of $130.4 million. Prior to the $125 million senior note issuance, the Company had $75 million payable under a revolving credit facility due November 21, 2001 and $27 million payable under a $30 million revolving credit facility due October 26, 2001. The interest on these two loans was variable and through August 7, 2001 was priced off of the Eurodollar London Interbank Rate (LIBOR) making the effective interest rate 5.77% and 5.78%, respectively. On August 7, 2001, the Company repaid the entire balance of both the $75 million and $27 million borrowings with proceeds received from the $125 million senior note issuance. The Company also terminated the $75 million revolving credit facility. The $30 million facility that expired on October 26,2001 was not renewed.

     Prior to the issuance of the senior notes, the Company used short-term floating rate debt as part of its capital structure. From time to time the Company may evaluate the possibility of entering into an agreement to swap its fixed interest rate on the senior notes to a variable interest rate. See Item
3. Quantitative and Qualitative Disclosures About Market Risk.
   ----------------------------------------------------------

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the Company's licensed insurance subsidiaries of $1,020.0 million at September 30, 2001 and net written premiums for the twelve months ended on that date of $1,384.0 million, the ratio of writings to surplus was approximately 1.4 to 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     As of September 30, 2001, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement or Form 10-K for the year ended December 31, 2000.

     As discussed in the Liquidity and Capital Resources section, on August 7, 2001 the Company repaid total short-term floating rate bank debt of $102 million with the proceeds from the issuance of the $125 million fixed-rate senior notes maturing on August 15, 2011. To the extent market interest rates fluctuate, the fair value of the fixed rate debt will fluctuate in the opposite direction.

     A common measure of the market rate interest sensitivity of fixed maturity debt is modified duration, a calculation that takes maturity, coupon rate, yield and call terms to calculate an average age of expected cash flows. The modified duration of the senior notes is calculated to be approximately 6.7 years. This compares to the modified duration of the Company's $1.5 billion investment in bonds (at market) of approximately 5.7 years, at September 30, 2001. Given a hypothetical decrease of 100 basis points in market interest rates, the fair value of the $1.5 billion investment in bonds would increase by approximately $89 million. A similar 100 basis points decrease in market interest rates would result in an increase in the fair value of the senior notes of approximately $8 million. The converse would hold true for a hypothetical 100 basis point increase in market interest rates.

     From time to time, the Company may evaluate the possibility of entering into an agreement to swap its fixed interest rate on the senior notes to a variable interest rate. A swap would have the effect of lowering the current borrowing costs compared to the interest rate on the senior notes but could expose the Company to higher borrowing costs in the future, if short-term market interest rates increase.

     A decrease in market interest rates during the first nine months of the year positively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital Resources section above.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          1. Current Report on Form 8-K, dated July 30, 2001, related to the Company's results of operations for the three month period ending June 30, 2001.

          2. Current Report on Form 8-K, dated August 6, 2001, related to the issuance of the Company's senior notes due August 15, 2011.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MERCURY GENERAL CORPORATION



Date: November 8, 2001         By: /s/ GABRIEL TIRADOR
                                   -----------------------------------------
                                       Gabriel Tirador
                                       President and Chief Operating Officer



Date: November 8, 2001         By: /s/ THEODORE STALICK
                                   -----------------------------------------
                                       Theodore Stalick
                                       Vice President and Chief Financial
                                       Officer