Form 10-K
period 2001-12-31
MERCURY GENERAL CORP
filed 2002-03-27
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001           Commission File No. 0-3681

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
    Common Stock                                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                        -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 15, 2002, was approximately $1,124,694,160 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At March 15, 2002, the Registrant had issued and outstanding an aggregate of 54,294,548 shares of its Common Stock.

                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 8, 2002 are incorporated herein by reference into Part III hereof.

Item 1. Business
        --------

General

     Mercury General Corporation ("Mercury General") and its subsidiaries (collectively, the "Company") are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 2001, private passenger automobile insurance and commercial automobile insurance accounted for 88.8% and 3.9%, respectively, of the Company's total gross premiums written. The percentage of gross automobile insurance premiums written during 2001 by state was 88.4% in California, 4.1% in Texas, 4.0% in Florida, 1.4% in Oklahoma, 1.0% in Illinois, 1.0% in Georgia and 0.1% in all other states. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 7.3% of gross written premiums in 2001, of which approximately 17% was in commercial lines.

     The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, personal injury protection, property damage liability, comprehensive, collision and other hazards. The Company's published maximum limits of liability for bodily injury are $250,000 per person, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company's commercial automobile plan. However, under the majority of the Company's automobile policies, the limits of liability are equal to or less than $100,000 per person, $300,000 per accident and $50,000 for property damage.

     In 2001, A.M. Best & Co. ("A.M. Best") assigned a rating of A+ (Superior) to all of the Company's insurance subsidiaries actively writing business during that year except American Mercury Insurance Company ("AMI") and American Mercury Lloyds Insurance Company ("AML"). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI and AML, which accounted for approximately 5% of the Company's 2001 net written premiums, were rated A- (Excellent) in 2001 by A.M. Best.

     The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company's computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia, Latham, New York, Vernon Hills, Illinois, Atlanta, Georgia, Clearwater, Florida, Oklahoma City, Oklahoma, and Austin, Dallas, Fort Worth, Houston and San Antonio, Texas. The Company has approximately 2,800 employees.

Organization

     Mercury General, an insurance holding company, is the parent of Mercury Casualty Company ("Mercury Casualty"), a California automobile insurer founded in 1961 by George Joseph, Mercury General's Chief Executive Officer. Its insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance Company ("Mercury Insurance"), and California Automobile Insurance Company. Two subsidiaries, Mercury Insurance Company of Georgia and Mercury Insurance Company of Illinois, received authority in late 1989 to write automobile insurance in those two states. In 1992, Mercury Indemnity Company of Georgia and Mercury Indemnity Company of Illinois were formed to write preferred risk automobile insurance in those two states. Through an acquisition in December 1996, three additional subsidiaries were added to the group: American Fidelity Insurance Company, domiciled in Oklahoma; Cimarron Insurance Company, domiciled in Kansas; and AFI Management Company, Inc. ("AFIMC"), a Texas corporation which serves as the attorney-in-fact for American Fidelity Lloyds Insurance Company, a Texas insurer. Their operations are included in the consolidated financial statements of the Company effective December 1, 1996. During 1997, the names of American Fidelity Insurance Company and American Fidelity Lloyds Insurance Company were changed to American Mercury Insurance Company and American Mercury Lloyds Insurance Company, respectively. In June 1998, Cimarron Insurance Company was sold for cash. In December 1999, the Company acquired control of Concord Insurance Services, Inc. ("Concord"), a Texas insurance agency headquartered in Houston, Texas. Concord's results of operations are included in the consolidated financial statements of the Company effective October 31, 1999. In September 2000, the Company acquired the authority and right to manage and control Elm County Mutual Insurance Company, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code. The acquisition was made through the purchase of a management agreement from Employers Reinsurance Corporation. Effective January 2, 2001, Elm County Mutual Insurance Company's name was changed to Mercury County Mutual Insurance Company ("MCM"). MCM's results of operations are included in the consolidated results of the Company effective September 30, 2000. In December 2001, the Company received authority to write automobile insurance in the state of Florida through two newly established companies, Mercury Insurance Company of Florida ("MICFL") and Mercury Indemnity Company of Florida ("MIDFL"). In January 2002, MICFL commenced writing new business as well as renewing business that was previously written through Mercury Casualty Company in Florida. The financial results of the two companies which are included in the consolidated financial statements at December 31, 2001, are immaterial to the Company in 2001.

     Prior to January 1, 2001, Mercury General furnished management services to its California, Georgia, Illinois and Oklahoma subsidiaries. Since January 1, 2001, these management services have been provided by Mercury Insurance Services, LLC ("MISLLC"), a subsidiary of Mercury Casualty Company. Mercury General, its subsidiaries and AML and MCM, are referred to collectively as the "Company" unless the context indicates otherwise. Mercury General Corporation individually is referred to as "Mercury General." All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, MISLLC and Concord, are referred to as the "Insurance Companies." The term "California Companies" refers to Mercury Casualty, Mercury Insurance and California Automobile Insurance Company.

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

     At December 31, 2001, "good drivers" (as defined by the California Insurance Code) accounted for approximately 76% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 24%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

     In October 1998, the Company began offering a monthly pay policy through its California Automobile Insurance Company subsidiary targeted at higher risk ("non-standard") drivers who do not fall into existing risk classifications. This voluntary business accounts for approximately 7% of the total voluntary private passenger automobile policies in-force in California.

     The Company's Oklahoma and Texas private passenger automobile business in force, underwritten through AMI, is primarily standard and preferred risks. AMI began offering a non- standard policy during 1998 in Texas. The amount of non-standard policies in force, written by AMI, was insignificant at December 31, 2001.

     The Company also offers non-standard private passenger automobile coverage in Texas through Concord. Non-standard policies in force, written through Concord, were not a significant portion of the Company's total premiums in force at December 31, 2001.

     The Company's Florida private passenger automobile business in force, underwritten by Mercury Casualty Company in 2001, is primarily standard and preferred risks and accounts for less than 4% of the Company's total policies in force at December 31, 2001. In December 1999, the Company began offering homeowners insurance to Florida residents. The amount of Florida homeowners policies in force at December 31, 2001 was not material.

     The Company's Illinois and Georgia private passenger automobile business in force is primarily standard and preferred risks and was not a significant portion of the Company's total premiums in force at December 31, 2001.

Production and Servicing of Business

     The Company sells its policies through more than 2,300 independent agents and brokers, of which approximately 950 are located in California, approximately 600 are located in Florida and approximately 550 represent AMI in Oklahoma and Texas. The remainder are located in Georgia and Illinois. Approximately half of the agents and brokers in California have represented the Company for more than ten years. The agents and brokers, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

     Other than one broker that produced approximately 17%, 18% and 19% during 2001, 2000 and 1999, respectively, of the Company's total direct premiums written, no agent or broker accounted for more than 2% of direct premiums written.

     The Company believes that its agents' and brokers' compensation is higher than the industry average. During 2001, total commissions and bonuses incurred were 16.5% of net premiums written.

     The Company has had in place since the fourth quarter of 1995 a newspaper and direct mail advertising program. In April 1998, the advertising program was expanded to include radio and billboard advertising. While the majority of the advertising costs are borne by the Company, a portion of these costs are borne by the Company's agents and brokers based upon the number of account leads generated by the advertising. In 2000, the Company began television advertising and discontinued radio and outdoor advertising. The Company intends to continue the current level of advertising during the year 2002. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate. See Competitive Conditions.

Claims

     Claims operations are conducted by the Company. The claims staff administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

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

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company's consolidated financial statements for the periods indicated:

                                                             Year ended December 31,
                                                      ------------------------------------
                                                         2001          2000         1999
                                                         ----          ----         ----
                                                             (Amounts in thousands)
Net reserves for losses and loss adjustment
 expenses,  beginning of year ....................    $  463,803     $418,800     $385,816
 Incurred losses and loss adjustment expenses:
      Provision for insured events of the
         current year ............................       993,510      878,144      781,316
      Increase in provision for
         insured events of prior years ...........        16,929       23,637        7,787
                                                      ----------     --------     --------
        Total incurred losses and loss adjustment
         expenses ................................     1,010,439      901,781      789,103
                                                      ----------     --------     --------

Payments:
      Losses and loss adjustment expenses attribu-
        table to insured events of the current
        year .....................................       636,007      562,163      492,314
      Losses and loss adjustment expenses attribu-
        table to insured events of prior years ...       321,643      294,615      263,805
                                                      ----------     --------     --------

        Total payments ...........................       957,650      856,778      756,119
                                                      ----------     --------     --------

Net reserves for losses and loss adjustment
 expenses at the end of the period ...............       516,592      463,803      418,800
Reinsurance recoverable ..........................        18,334       28,417       16,043
                                                      ----------     --------     --------
Gross liability at end of year ...................    $  534,926     $492,220     $434,843
                                                      ==========     ========     ========

     The increase in the provision for insured events of prior years in 2001, 2000 and 1999 largely relates to an increase in the ultimate liability for bodily injury and physical damage claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

     The AMI purchase agreement includes an indemnification by the seller on the loss and loss adjustment expense reserves of AMI at the acquisition date, excluding the mechanical breakdown line, to avoid any impact on the Company's financial statements from any future adverse development on the acquisition date loss reserves. With the exception of late claims reported between December 31, 2001 and December 31, 2004, the indemnification requires a final settlement on losses developed through December 31, 2001.

     Losses incurred through 2001 include approximately $2 million of adverse development related to acquisition date loss reserves of AMI. Approximately $1.3 million of this development is included in the $16.9 million increase in provision for insured events of prior years recorded in 2001. As per guidance provided by Financial Accounting Standards Board (FASB) release EITF D-54, the Company has recorded the effects of the reserve guarantee as other income rather than netting the effect directly against the loss reserve and loss expense accounts.

     The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the statements filed with the Department of Insurance in accordance with statutory accounting principles ("SAP") is shown in the following table:

                                                      December 31,
                                          ------------------------------------
                                            2001          2000          1999
                                          --------      --------      --------
                                                   (Amounts in thousands)
Reserves reported on a SAP basis .....    $516,592      $463,803      $418,800
Reinsurance recoverable ..............      18,334        28,417        16,043
                                          --------      --------      --------
Reserves reported on a GAAP basis ....    $534,926      $492,220      $434,843
                                          ========      ========      ========

     Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

     The following table represents the development of loss reserves for the period 1991 through 2001. The top line of the table shows the reserves at the balance sheet date net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re- estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2001.

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

                                                                    As of December 31,
                                             -----------------------------------------------------------------
                                               1991       1992       1993       1994        1995        1996
                                               ----       ----       ----       ----        ----        ----
                                                                 (Amounts in thousands)
Net reserves for
     losses and loss
     adjustment expenses ...............     $280,157   $239,203   $214,525   $223,392   $ 250,990   $ 311,754
     Paid (cumulative)
     as of:
      One year later ...................      151,866    135,188    143,272    145,664     167,226     206,390
      Two years later ..................      197,640    184,119    187,641    198,967     225,158     291,552
      Three years later ................      213,824    197,371    204,606    214,403     248,894     316,505
      Four years later .................      218,067    201,365    207,704    219,596     253,708     324,337
      Five years later .................      220,057    202,383    209,930    220,852     255,688     329,109
      Six years later ..................      220,313    203,578    210,281    221,771     257,041
      Seven years later ................      221,098    203,461    210,767    222,912
      Eight years later ................      220,974    203,657    211,655
      Nine years later .................      220,975    203,673
      Ten years later ..................      220,975

    Net reserves re-estimated as of:
      One year later ...................      230,991    204,479    204,451    216,684     247,122     324,572
      Two years later ..................      218,404    204,999    207,089    222,861     254,920     329,210
      Three years later ................      220,620    203,452    210,838    221,744     257,958     327,749
      Four years later .................      221,118    204,603    210,890    222,957     257,196     329,339
      Five years later .................      221,264    203,705    211,192    221,947     256,395     332,570
      Six years later ..................      220,721    204,161    210,739    221,942     257,692
      Seven years later ................      220,974    203,775    210,719    223,215
      Eight years later ................      220,895    203,928    211,845
      Nine years later .................      221,070    203,853
      Ten years later ..................      220,980

    Net Cumulative Redundancy
      (deficiency) .....................       59,177     35,350      2,680        177      (6,702)    (20,816)

                                                               As of December 31,
                                             -------------------------------------------------------
                                               1997         1998        1999        2000      2001
                                               ----         ----        ----        ----      ----
Net reserves for
     losses and loss
     adjustment expenses ...............     $ 386,270   $ 385,816   $ 418,800   $463,803   $516,592
     Paid (cumulative)
     as of:
      One year later ...................       247,310     263,805     294,615    321,643
      Two years later ..................       338,016     366,908     403,378
      Three years later ................       369,173     395,574
      Four years later .................       379,233
      Five years later .................
      Six years later ..................
      Seven years later ................
      Eight years later ................
      Nine years later .................
      Ten years later ..................


    Net reserves re-estimated as of:
      One year later ...................       376,861     393,603     442,437   $480,732
      Two years later ..................       378,057     407,047     449,094
      Three years later ................       383,588     410,754
      Four years later .................       386,522
      Five years later .................
      Six years later ..................
      Seven years later ................
      Eight years later ................
      Nine years later .................
      Ten years later ..................

    Net Cumulative Redundancy
      (deficiency) .....................          (252)    (24,938)    (30,294)   (16,929)

                                                                            As of December 31,
                                             --------------------------------------------------------------------
                                              1992        1993        1994         1995        1996         1997
                                              ----        ----        ----         ----        ----         ----
                                                                       (Amounts in thousands)

Gross liability - end of year                240,183     215,301     227,499      253,546     336,685     409,061
Reinsurance recoverable                         (980)       (776)     (4,107)      (2,556)    (24,931)    (22,791)
                                             -------     -------     -------      -------     -------     -------
Net liability - end of year                  239,203     214,525     223,392      250,990     311,754     386,270
                                             =======     =======     =======      =======     =======     =======
Gross re-estimated liability -latest         209,291     219,570     236,563      267,834     360,661     411,980
Re-estimated recoverable - latest             (5,438)     (7,725)    (13,348)     (10,142)    (28,091)    (25,458)
                                             -------     -------     -------      -------     -------     -------
Net re-estimated liability - latest          203,853     211,845     223,215      257,692     332,570     386,522
                                             =======     =======     =======      =======     =======     =======
Gross cumulative redundancy(deficiency)       30,892      (4,269)     (9,064)     (14,288)    (23,976)     (2,919)
                                             =======     =======     =======      =======     =======     =======

                                                       As of December 31,
                                              ---------------------------------------------
                                                1998        1999        2000        2001
                                                ----        ----        ----        ----
Gross liability - end of year                 405,976     434,843     492,220     $ 534,926
Reinsurance recoverable                       (20,160)    (16,043)    (28,417)      (18,334)
                                              -------     -------     -------     ---------
Net liability - end of year                   385,816     418,800     463,803       516,592
                                              =======     =======     =======     =========
Gross re-estimated liability -latest          429,385     466,470     509,674
Re-estimated recoverable - latest             (18,631)    (17,376)    (28,942)
                                              -------     -------     -------
Net re-estimated liability - latest           410,754     449,094     480,732
                                              =======     =======     =======
Gross cumulative redundancy(deficiency)       (23,409)    (31,627)    (17,454)
                                              =======     =======     =======

     For the calendar years 1998 through 2000, the Company's previously estimated loss reserves produced a deficiency which was reflected in the following years incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury and physical damage claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

     For the calendar year 1997, the Company's previously estimated loss reserves produced a minor deficiency. The previously estimated loss reserve would have produced a redundancy, however, the deficiency includes over $2 million of adverse loss development related to the acquisition date loss reserves of AMI. Without this amount there would be favorable development. The Company attributes the favorable loss development primarily to the effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for "pain and suffering." See Regulations - California Financial Responsibility Law. This law produced an overall reduction in bodily injury loss severity for calendar year 1997. In addition, a law, effective January 1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims. See Regulations-California Financial Responsibility Law.

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

     For the calendar years 1991 through 1994, the Company's previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the "Royal Globe" doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged "bad faith" in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position. See Regulations - Third Party "Bad Faith" Legislation. Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the California Insurance Commissioner's approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business had declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved.

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

Company believes its ratios can be compared to the industry ratios included in the table.

                                                Year ended December 31,
                                     -------------------------------------------
                                      2001     2000     1999     1998     1997
                                     -----    -----    -----    -----    -----
Loss Ratio......................      73.2%    72.2%    66.5%    61.1%    63.5%
Expense Ratio...................      26.0     26.4     26.5     26.3     24.7
                                     -----    -----    -----     ----    -----
Combined Ratio..................      99.2%    98.6%    93.0%    87.4%    88.2%
                                     =====    =====    =====     ====    =====
Industry combined ratio (all
  writers) (1)..................     107.0%(2)108.1%   102.6%   100.1%    99.5%
Industry combined ratio (excluding
  direct writers) (1)...........      N.A.    108.6%   102.3%    99.1%   100.1%

----------
(1) Source: A.M. Best, Aggregates & Averages (1998 through 2001), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)  Source: A.M. Best, "Best's Review, January 2002," "Review Preview."

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

                      Year ended December 31,
                 --------------------------------
                 2001   2000   1999   1998   1997
                 ----   ----   ----   ----   ----
Loss Ratio       73.2%  72.2%  66.4%  61.0%  63.5%
Expense Ratio    26.4   26.3   26.8   26.6   25.1
                 ----   ----   ----   ----   ----
Combined Ratio   99.6%  98.5%  93.2%  87.6%  88.6%
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

                                                 Year ended December 31,
                            --------------------------------------------------------------
                                2001         2000        1999         1998         1997
                                ----         ----        ----         ----         ----
                                         (Amounts in thousands, except ratios)
Net premiums written.....   $1,442,886   $1,272,447   $1,206,171   $1,144,051   $1,086,241
Policyholders' surplus...   $1,045,104   $  954,753   $  853,794   $  767,223   $  679,359
Ratio....................     1.4 to 1     1.3 to 1     1.4 to 1     1.5 to 1      1.6 to1

     Risk Based Capital
     ------------------

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which established recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has estimated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2001. Each of the companies exceeded the highest level of minimum required capital.

     Statutory Accounting Principles
     -------------------------------

     The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as Statements of Statutory Accounting Principles by the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2001, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

     During 1998, the NAIC approved the codification of statutory accounting practices. Codification became effective January 1, 2001. Certain state laws may differ from codification. At December 31, 2001, the Company had surplus of approximately $41 million higher under codification as compared to what would have been reported under previous statutory accounting rules. This increase primarily relates to the establishment of a net deferred tax asset.

Investments and Investment Results

     The investments of the Company are made by the Company's Chief Investment Officer under the supervision of the Company's Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company's policy emphasizes investment grade, fixed income securities and maximization of after-tax yields. The Company does not invest with a view to achieving realized gains. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax ("AMT") was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company's exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield. The optimum asset mix is subject to continuous review. At year-end, approximately 67% of the Company's portfolio, at market values, was invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. The average Standard & Poor's rating of the Company's bond holdings was A at December 31, 2001.

     The nominal average maturity of the bond portfolio was 14.1 years at December 31, 2001, but the call-adjusted average maturity of the portfolio was shorter, approximately 8.8 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the bond portfolio reflecting anticipated early calls was 6.5 years at December 31, 2001. Duration is a measure of how long it takes, on average, to receive all the cash flows produced by a bond, including reinvestment of interest. Because of its sensitivity to interest rates, it is a proxy for a bond's price volatility. The longer the duration, the greater the price volatility in relation to changes in interest rates.

     Holdings of lower than investment grade bonds constitute approximately 1.7% of total assets. The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the Consolidated Statement of Income. During 1999, the Company realized a loss of approximately $6.0 million on one equity security where the decline in market value was considered other than temporary. As the result of a liquidating dividend, the Company realized gains of $477,000 and $347,000 on the same equity security in 2001 and 2000, respectively. Equity holdings consist primarily of perpetual preferred stocks and dividend bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.

     The following table summarizes the investment results of the Company for the five years ended December 31, 2001:

                                                            Year ended December 31,
                                            -------------------------------------------------------------
                                              2001(1)      2000(1)      1999         1998         1997
                                              ----         ----         ----         ----         ----
                                                            (Amounts in thousands)
Averaged invested assets (includes
 short-term cash investments (2))........   $1,828,455   $1,710,176   $1,595,466  $1,473,843   $1,263,167

Net investment income:
       Before income taxes...............      114,511      106,466       99,374      96,169       86,812

       After income taxes................       98,909       95,154       89,598      87,199       77,917

Average annual yield on investments:
       Before income taxes...............          6.3%         6.2%         6.2%        6.5%         6.9%
       After income taxes................          5.4%         5.6%         5.6%        5.9%         6.2%
Net realized investment gains
 (losses) after income taxes.............        4,233        2,564       (7,754)     (2,552)       3,232

Net increase (decrease) in un-
 realized gains/losses on all investments
 after income taxes......................   $  (13,896)  $   70,342   $  (90,667) $    5,065   $   27,175

(1)  Includes MCM for the last three months of 2000 and the full year 2001.
(2)  Fixed maturities and equities at cost.

     The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                            December 31,
                            ---------------------------------------------------------------------------
                                     2001                      2000                     1999
                            -----------------------   -----------------------   -----------------------
                               Amortized Market           Amortized Market          Amortized Market
                               Cost        Value         Cost         Value        Cost        Value
                               ----        -----         ----         -----        ----        -----
                                                      (Amounts in thousands)
Taxable bonds ..........    $  283,991   $  271,925   $  151,281   $  152,704   $   21,461   $   20,779

Tax-exempt state and
 municipal bonds .......     1,260,485    1,298,637    1,292,711    1,336,555    1,300,896    1,269,604

Sinking fund preferred
 stocks ................        15,704       15,871       19,905       20,215       31,408       31,671
                            ----------   ----------   ----------   ----------   ----------   ----------
   Total fixed maturity
    investments ........     1,560,180    1,586,433    1,463,897    1,509,474    1,353,765    1,322,054

Equity investments incl
 perpetual preferred
 stocks ................       277,925      277,787      250,593      252,510      238,856      209,843

Short-term cash
 investments ...........        71,951       71,951       32,977       32,977       43,568       43,568
                            ----------   ----------   ----------   ----------   ----------   ----------
Total investments ......    $1,910,056   $1,936,171   $1,747,467   $1,794,961   $1,636,189   $1,575,465
                            ==========   ==========   ==========   ==========   ==========   ==========

At December 31, 2001, the Company had a net unrealized gain on all investments of $26,115,000 before income taxes.

Competitive Conditions

     The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company's competitors have larger volumes of business and greater financial resources than the Company. Based on regularly published statistical compilations, the Company in 2001 was the sixth largest writer of private passenger automobile insurance in California. All of the Company's competitors having greater shares of the California market sell insurance either directly and/or through exclusive agents, rather than through independent agents.

     The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company's view, the overall profitability of the California marketplace during the 1996 through 1998 time period created a favorable environment for automobile insurance writers. Many major automobile insurers attempted to capitalize on the favorable climate by increasing their marketing efforts and reducing rates in attempts to capture more business. These industry wide rate reductions and increased severity trends on bodily injury, collision and physical damage coverages contributed to the deterioration of industry loss ratios in the years 1999 through 2001 (See Operating

Ratios - Loss and Expense). Most competitors have filed for and implemented rate increases. Consequently, the industry has now entered a period of rising premium rates and reduced underwriting capacity.

     In 2001, the Company received approval from the California Department of Insurance for a 6.9% rate increase in its non-standard line and in its non good driver private passenger automobile line written by Mercury Casualty Company. The Company recently received approval for a 4.1% rate increase for Mercury Insurance Company, which represents approximately 55% of Company-wide premiums written, and a 6.9% combined rate increase for Mercury Casualty Company and California Automobile Insurance Company, which represents approximately 24% of Company-wide premiums written. These increases went into effect for all new and renewal California business as of March 1, 2002. The Company plans to make additional filings for rate increases in California as well as other states. Despite the increases, the Company believes that its rates will remain competitive in the marketplace.

     Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In addition to good service and competitive pricing, for those insurers dealing through independent agents, as the Company does, the marketing efforts of agents and brokers is a means of competition. According to a study released by the California DOI, the combined results for the Company's California subsidiaries included in the study, tied the Company for best among the largest seven automobile insurers in California when measured by consumer complaints. The Company's California subsidiaries included in the study had 1.3 million earned cars, as defined by the California Department of Insurance, in 1999 and only 24 justified complaints, a ratio of 1.8 for every 100,000 cars. The Company had no justified complaints on its homeowners business.

     All rates charged by private passenger automobile insurers are subject to the prior approval of the California DOI. See Regulation - Automobile Insurance Rating Factor Regulations.

     The Company encounters similar competition in each state and each line of business in which it operates outside California.

Reinsurance

     With the exception of personal umbrella policies, the Company no longer maintains reinsurance for its liability coverage in California. Effective January 1, 1994, the Company terminated its liability reinsurance coverage with Employers Reinsurance Corporation ("ERC") because of rising premiums and under utilization of such coverage. The Company regularly evaluates the need for liability reinsurance.

     The Company maintained property reinsurance under a treaty which was effective April 1, 1995 through December 31, 1998, with National Reinsurance Corporation, which is rated A+ by A.M. Best. The treaty provided $900,000 coverage in excess of $100,000 for each risk subject to a maximum of $2,700,000 for any one occurrence. A second layer of coverage provided an additional $1,000,000 in excess of the first $1,000,000 per risk subject to a maximum of $2,000,000 for any one occurrence. This treaty was replaced with a treaty with Swiss Re, which is rated A++ by A.M. Best, effective January 1, 1999. The new treaty provides $750,000 coverage in excess of $250,000 for each risk subject to a maximum of $2,250,000 for any one occurrence.

A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk.

     Effective January 1, 2000, the Company maintains property and liability excess per risk coverage through Swiss Re for its Florida homeowners line of business. The treaty provides $200,000 coverage in excess of $100,000 for each risk subject to a maximum of $600,000 for any one occurrence. A second layer of coverage provides an additional $1,200,000 in excess of the first $300,000 per risk subject to a maximum of $1,200,000 for any one occurrence.

     The Company had in place a treaty reinsurance agreement with Swiss Re, effective October 1, 1998, where risks written under personal umbrella policies were ceded to Swiss Re on a 100% quota share basis. The maximum coverage was $5 million per risk. This treaty was revised effective October 1, 2000. The revised treaty provides $4 million coverage in excess of $1 million for each risk.

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

     ERC reinsured AMI through working layer treaties for property and casualty losses in excess of $200,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50% to 85% of the business written depending on the year the policy incepted. For policies effective on or after January 1, 1997, AMI is retaining the full exposure. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

     MCM has reinsurance treaties with several different reinsurers. 100% of all risks written by MCM are ceded to reinsurers. The Company also holds a formal guarantee from ERC which reimburses MCM if any of the reinsurers fail to satisfy their obligations under their respective reinsurance agreements. Effective January 1, 2001 all new business written by MCM is ceded to either Mercury Casualty Company or AMI.

     If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

     The Company's business in California is subject to regulation and supervision by the California DOI, which has broad regulatory, supervisory and administrative powers.

     The powers of the California DOI primarily include the prior approval of insurance rates and rating factors and the establishment of standards of solvency which must be met and maintained. The regulation and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders. The California DOI conducts periodic examinations of the Company's insurance subsidiaries. The last examination conducted of the California Companies was as of December 31, 2000. The reports on the results of that examination are not yet available, however, the Company does not expect any adjustments to the statutory financial statements.

     The insurance subsidiaries outside California are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not for insurance company shareholders.

     In California, insurance rates have required prior approval since November 1989. Georgia also requires prior approval, while Illinois only requires that rates be filed with the Department of Insurance prior to their use. Texas, Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be "excessive, inadequate or unfairly discriminatory."

     The Georgia DOI conducted an examination of Mercury Insurance Company of Georgia and Mercury Indemnity Company of Georgia as of December 31, 2000. The reports on the results of that examination are not yet available. The Illinois DOI conducted an examination of Mercury Insurance Company of Illinois and Mercury Indemnity Company of Illinois as of December 31, 2000. The reports on that examination are not yet available. The Oklahoma DOI conducted an examination of AMI as of December 31, 1998. The exam resulted in no material findings or recommendations. The State of Texas will conduct periodic examinations of AMI and MCM and the State of Florida will conduct periodic examinations of MICFL and MIDFL.

     The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2001 and 2000, those contributions amounted to $490,815 and $579,800, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

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

     The insurance subsidiaries in Florida, Georgia, Illinois, Oklahoma and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act. Regulatory approval was obtained from California, Oklahoma and Texas before the acquisition of AMI was completed. Approval was granted by Texas for the transaction in which the Company acquired control of MCM.

     Assigned Risks
     --------------

     Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.5% of the direct automobile insurance premium written by the Company was for assigned risk business. In 2001, assigned risks represented 0.2% of total automobile direct premiums written and 0.2% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the plan were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Since January 1, 1994, the California Insurance Code has required that rates established for the plan be adequate to support the plan's losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995. The Commissioner approved a rate decrease of 28.3% effective February 1, 1999. The number of assignments decreased in 2000 and increased slightly in 2001. The Company attributes the low level of assignments to the competitive voluntary market.

     California Automobile Insurance Low Cost Program
     ------------------------------------------------

     In 1999, California enacted a pilot low cost automobile program ("LCP") for low income good drivers in San Francisco City and County and Los Angeles County which became effective July 1, 2000. The program provides a low limit policy (bodily injury liability coverage of $10,000 per person and $20,000 per occurrence and property damage liability coverage of $3,000) that satisfies financial responsibility requirements, to good drivers with income that does not exceed 150% of the federal poverty level.

     The LCP is administered by the California Automobile Assigned Risk Plan which is the same entity that administers the assigned risk program for California. LCP policies are assigned to insurance companies in proportion to each insurer's share of the California private passenger automobile insurance market. The volume and profitability of the program, including the annual assessment, are insignificant to the consolidated financial results of the Company. The LCP will expire on January 1, 2004, unless reenacted by the California legislature.

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

     In September 1996, the California Insurance Commissioner issued permanent rating factor regulations which were designed to implement the Proposition 103 guidelines and replaced emergency regulations which had been in use since 1989. They required all automobile insurers in California to submit new rating plans complying with the regulations in early 1997. The

Company submitted its new proposed rating plan on March 11, 1997.

     The Company's plan, and the plans of most other California automobile insurers, were approved by the Department in October 1997. The Company's plan became effective October 1, 1997. The rate changes resulting from implementation of that plan have not materially affected the Company's competitive position or its profitability.

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

     California Earthquake Authority
     -------------------------------

     The California Earthquake Authority (CEA) is a Quasi-Governmental organization that was established to provide a market for earthquake coverage to California homeowners. During 1998, the Company began placing all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

     Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company's maximum total exposure to CEA assessments at April 19, 2001, is approximately $20.5 million.

Item 2. Properties
        ----------

     The home office of the California Companies and the Company's computer facilities are located in Brea, California in an 80,000 square foot office building owned by the Company.

     Since December 1986, Mercury General's executive offices have been located in a 36,000 square foot office building in Los Angeles, California, owned by Mercury Casualty. The Company occupies approximately 95% of the building and leases the remaining office space to others.

     In October 1992, the Company purchased a 158,000 square foot office building in Brea, California. The Company occupies the entire facility.

     In November 2001, the Company purchased twelve acres of land in Rancho Cucamonga, California. Construction of a 100,000 square foot office building to house Company personnel is planned to begin in 2002 with completion anticipated in early 2003. Any space in the building that is not occupied by the Company will be leased to outside parties.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the executive officers of the Company as of March 16, 2002:

Name                   Age             Position
----                   ---             --------

George Joseph           80     Chairman of the Board and Chief Executive Officer
Gabriel Tirador         37     President and Chief Operating Officer
Cooper Blanton, Jr.     75     Executive Vice President
Bruce E. Norman         53     Senior Vice President - Marketing
Joanna Y. Moore         46     Vice President and Chief Claims Officer
Kenneth G. Kitzmiller   55     Vice President - Underwriting
Theodore R. Stalick     38     Vice President and Chief Financial Officer
Judy A. Walters         55     Vice President - Corporate Affairs and  Secretary
Peter R. Simon          42     Vice President - Information Systems
Christopher Graves      36     Vice President and Chief Investment Officer
Charles Toney           40     Vice President - Chief Actuary

     Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 45 years experience in the property and casualty insurance business.

     Mr. Tirador, President and Chief Operating Officer, served as the Company's assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001. Mr. Tirador has over fifteen years experience in the property and casualty insurance industry and is a Certified Public Accountant.

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

     Mr. Stalick, Vice President and Chief Financial Officer, joined the Company as Corporate Controller in June 1997. In October 2000 he was named Chief Accounting Officer, a role he held until appointed to his current position in October 2001. Mr. Stalick is a Certified Public Accountant.

     Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President - Corporate Affairs in June 1998.

     Mr. Simon has been employed by the Company since 1980. He was named Vice President of Information Systems in December 1999.

     Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in June 1998 and named Vice President in April 2001.

     Mr. Toney, Vice President and Chief Actuary, joined the Company in May 1984 as a programmer/analyst. In 1994 he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position.

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

                                                     High       Low
                                                     ----       ---
2000
         1st Quarter..............................   $29.688    $21.063
         2nd Quarter..............................   $30.250    $23.563
         3rd Quarter..............................   $28.375    $23.375
         4th Quarter..............................   $44.875    $26.125

                                                     High       Low
                                                     ----       ---
2001
         1st Quarter..............................   $43.813    $32.210
         2nd Quarter..............................   $36.950    $32.000
         3rd Quarter..............................   $41.200    $33.180
         4th Quarter..............................   $44.500    $38.810

                                                     High       Low
                                                     ----       ---
2002
         1st Quarter (January 1 - March 15).......   $43.900    $39.210

Dividends

     Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2001 and 2000, the Company paid dividends on its common stock of $1.06 per share and $0.96 per share, respectively. On January 25, 2002, the Board of Directors declared a $0.30 quarterly dividend payable on March 28, 2002 to stockholders of record on March 15, 2002.

     The common stock dividend rate has been increased eighteen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

     As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2002 of up to approximately $102 million. See Note 10 of Notes to Consolidated Financial Statements and Business - Regulation - Holding Company Act.

Shareholders of Record

     The approximate number of holders of record of the Company's common stock as of March 15, 2002 was 241. The approximate number of beneficial holders as of March 15, 2002 was 7,700 according to the Bank of New York, the Company's transfer agent.

Item 6. Selected Consolidated Financial Data
        ------------------------------------

                                                           Year ended December 31,
                                    -------------------------------------------------------------------
                                        2001          2000         1999          1998           1997
                                    -----------   -----------   -----------   -----------   -----------
                                                (Amounts in thousands, except per share data)
Income Data:
Premiums earned .................   $ 1,380,561   $ 1,249,259   $ 1,188,307   $ 1,121,584   $ 1,031,280
Net investment income ...........       114,511       106,466        99,374        96,169        86,812
Realized investment gains(losses)         6,512         3,944       (11,929)       (3,926)        4,973
Realized gain from sale of
  subsidiary ....................            --            --            --         2,586            --
Other ...........................         5,396         6,349         4,924         5,710         4,881
                                    -----------   -----------   -----------   -----------   -----------
         Total Revenues .........     1,506,980     1,366,018     1,280,676     1,222,123     1,127,946
                                    -----------   -----------   -----------   -----------   -----------
Losses and loss adjustment
  expenses ......................     1,010,439       901,781       789,103       684,468       654,729
Policy acquisition costs ........       301,670       268,657       267,399       252,592       224,883
Other operating expenses ........        62,335        59,733        50,675        44,941        33,579
Interest ........................         7,727         7,292         4,960         4,842         4,976
                                    -----------   -----------   -----------   -----------   -----------
         Total Expenses .........     1,382,171     1,237,463     1,112,137       986,843       918,167
                                    -----------   -----------   -----------   -----------   -----------
Income before income taxes ......       124,809       128,555       168,539       235,280       209,779
           Income taxes ...........      19,470        19,189        34,830        57,754        53,473
                                    -----------   -----------   -----------   -----------   -----------
Net Income ......................   $   105,339   $   109,366   $   133,709   $   177,526   $   156,306
                                    ===========   ===========   ===========   ===========   ===========

Per Share Data:
Basic earnings per share ........   $      1.94   $      2.02   $      2.45   $      3.23   $      2.84
                                    ===========   ===========   ===========   ===========   ===========
Diluted earnings per share ......   $      1.94   $      2.02   $      2.44   $      3.21   $      2.82
                                    ===========   ===========   ===========   ===========   ===========
Dividends paid ..................   $      1.06   $       .96   $       .84   $       .70   $       .58
                                    ===========   ===========   ===========   ===========   ===========

                                                     December 31,
                               --------------------------------------------------------------
                                  2001         2000         1999        1998          1997
                               ----------   ----------   ----------   ----------   ----------
                                       (Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments...........   $1,936,171   $1,794,961   $1,575,465   $1,590,645   $1,448,248
Premiums receivable.........      143,612      123,070      115,654      107,950      104,216
Total assets................    2,316,540    2,142,263    1,906,367    1,877,025    1,725,532
Unpaid losses and loss
 adjustment expenses........      534,926      492,220      434,843      405,976      409,061
Unearned premiums...........      421,342      365,579      340,846      327,129      309,376
Notes payable...............      129,513      107,889       92,000       78,000       75,000
Deferred income tax
 liability (asset)..........       (1,252)       8,336      (28,541)      22,639       19,722
Shareholders' equity........    1,069,711    1,032,905      909,591      917,375      799,592
Book value per share........        19.72        19.08        16.73        16.80        14.51

----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Overview

     The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business.

     The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group ("AFI") in December 1996, now American Mercury Insurance Group ("AMI"), the Company expanded into the states of Oklahoma and Texas. The Company further expanded its operations into the state of Florida during 1998. Further expansion into Texas occurred with the Concord Insurance Services, Inc. transaction in December 1999 and the Mercury County Mutual Insurance Company ("MCM") transaction in September 2000. In 2001, the Company expanded into Virginia and New York.

     During 2001, approximately 87.5% of the Company's net premiums written were derived from California.

     In California, as in various other states, all property and casualty rates must be approved by the Insurance Commissioner before they can be used.

     In February 1994, the California Insurance Commissioner approved new rates which were designed to improve the Company's competitive position for new insureds. These rate changes, which became effective on May 1, 1994, provided for decreases in premium rates for new insureds. Several rate modifications were approved and made effective subsequent to May 1, 1994. A rate change made April 1, 1998, reduced rates by approximately 7% and was primarily made to improve Mercury's competitive position in the marketplace. On August 23, 2001, the Company increased premium rates by 6.9% on its non-standard line and on its non-good driver private passenger automobile line written by Mercury Casualty Company. The Company recently received approval for a 4.1% rate increase for private passenger automobile insurance in Mercury Insurance Company, which represents approximately 55% of Company-wide premiums written, and a 6.9% combined rate increase for private passenger automobile insurance in Mercury Casualty Company and California Automobile Insurance Company, which represent approximately 24% of Company-wide premiums written. These increases went into effect for all new and renewal California business as of March 1, 2002. Since March 31, 1994, Private Passenger Automobile policies in force in California have increased from approximately 300,000 to 828,000 at December 31, 2001, an annual rate of increase of approximately 14%. Policy count growth for the year 2001 was at a 7% rate, an improvement over 2000 when the rate was down negligibly from the prior year.

     In September 1996, the California Insurance Commissioner issued permanent rating factor regulations designed to implement the requirements that automobile insurance rates be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The law further requires that each of the four factors be applied in decreasing order of importance.

     The Company submitted a proposed rating plan in response to these regulations in March 1997. The Company's plan was approved by the California DOI and became effective October 1, 1997. Although the rate changes produced some minor dislocations, implementation of the plan has not materially changed the Company's overall competitive position or its profitability.

     The preparation of the Company's financial statements requires judgments and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60 (SFAS No. 60), "Accounting and Reporting by Insurance Enterprises" and Statement of Financial Accounting Standards No. 5 (SFAS No. 5), "Accounting for Contingencies". Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

     The Company complies with the SFAS No. 60 definition of how insurance enterprises should recognize revenue on insurance policies written. The Company's insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company's lines of business become substantially unprofitable then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

     The Company carries its fixed maturity and equity investments at market value as required for securities classified as "Available for Sale" by Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company's management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the Statement of Income, as required by SFAS No. 115, if the circumstances warrant. Temporary unrealized investment gains and losses are credited or charged directly to shareholders' equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company's current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the Balance Sheet to realized investment losses on the Statements of Income.

     The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits incidental to our business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the financial statement footnotes if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the consolidated operations or financial position.

     Statement of Financial Accounting Standards No. 133 (SFAS NO. 133), "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. This standard, adopted by the Company on January 1, 2001 had no impact on the Consolidated Financial Statements.

     Statement of Financial Accounting Standards SFAS No. 141 (SFAS No. 141), "Business Combinations" and Statement of Financial Accounting Standards SFAS No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

     At December 31, 2001, the Company had on its books approximately $7.3 million in Goodwill related to the 1999 acquisition of Concord and approximately $9.3 million of intangible assets with indefinite useful lives related to the Elm acquisition.

     As required by SFAS 142, the Company has assessed these assets and determined that they are not impaired. Furthermore, as required by SFAS 142, the Company will no longer amortize these assets after 2001. Total amortization expense in 2001 related to these assets was $1.9 million.

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
     ---------------------------------------------------------------------

     Premiums earned in 2001 of $1,380.6 million increased 10.5% and net premiums written in 2001 of $1,442.9 million increased 13.4% over amounts recorded in 2000. These premium increases were principally attributable to increased policy sales in the California automobile insurance lines as well as increased production in California homeowners insurance, Florida automobile insurance and Texas automobile insurance.

     The California private passenger automobile insurance marketplace has entered a period of rising premium rates. Virtually all of the Company's competitors have recently filed for rate increases which helped spur the Company's premium growth during 2001. In August 2001 the Company received approval from the California Department of Insurance for a 6.9% rate increase in its non-standard line and in its non-good driver private passenger automobile line written by Mercury Casualty Company. The Company recently received approval for a 4.1% rate increase for private passenger automobile insurance in Mercury Insurance Company, which represents approximately 55% of Company-wide premiums written, and a 6.9% combined rate increase for private passenger automobile insurance in Mercury Casualty Company and California Automobile Insurance Company, which represent approximately 24% of Company-wide premiums written. These increases go into effect for all new and renewal California business as of March 1, 2002. The Company plans to make additional filings for rate increases in California as well as other states. Despite the increases, the Company believes that its rates will remain competitive in the marketplace. During 2001, the Company continued its marketing efforts for name recognition and lead generation. The Company feels that its marketing effort combined with price and reputation make the Company very competitive in California.

     The GAAP loss ratio in 2001 (loss and loss adjustment expenses related to premiums earned) was 73.2% compared with 72.2% in 2000. The less favorable loss ratio is primarily driven by higher loss ratios in the California automobile and homeowners lines of business which are partially offset by lower loss ratios in the Florida, Georgia and Illinois automobile lines of business.

     The GAAP expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 26.4% in 2001 and 26.3% in 2000. The expense ratio was relatively unchanged as total expenses increased at essentially the same rate as premium volume. The majority of expenses vary directly with premiums.

     Total losses and expenses in 2001, excluding interest expense of $7.7 million, were $1,374.4 million, resulting in an underwriting gain (premiums earned less total losses and expenses excluding interest) for the period of $6.1 million, compared with an underwriting gain of $19.1 million in 2000.

     Investment income in 2001 was $114.5 million, compared with $106.5 million in 2000. The after-tax yield on average investments of $1,828.5 million (cost basis) was 5.41%, compared with 5.56% on average investments of $1,710.2 million in 2000. The effective tax rate on investment income was 13.6% in 2001, compared to 10.6% in 2000. The higher tax rate and decrease in investment yields in 2001 reflect a shift in the mix of the Company's portfolio from non-taxable to taxable issues. Bonds matured and called in 2001 totaled $67.6 million, compared to $45.6 million in 2000. Approximately $120.4 million of bonds are expected to mature or be called in 2002.

     Realized investment gains in 2001 were $6.5 million, compared with realized gains of $3.9 million in 2000.

     The income tax provision of $19.5 million in 2001 represented an effective tax rate of 15.6%, compared with an effective rate of 14.9% in 2000. The higher rate in 2001 reflects a shift in a portion of the Company's investments from tax-exempt issues to taxable issues.

     Net income in 2001 was $105.3 million or $1.94 per share (diluted), compared with $109.4 million or $2.02 per share (diluted), in 2000. Diluted per share results are based on 54.4 million average shares in 2001 and 54.3 million shares in 2000. Basic per share results were $1.94 in 2001 and $2.02 in 2000.

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

     Total losses and expenses in 2000, excluding interest expense of $7.3 million, were $1,230.2 million, resulting in an underwriting gain (premiums earned less total losses and expenses excluding interest) for the period of $19.1 million compared with an underwriting gain of $81.1 million in 1999.

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

     Net income in 2000 was $109.4 million or $2.02 per share (diluted), compared with $133.7 million or $2.44 per share (diluted), in 1999. Diluted per share results are based on 54.3 million average shares in 2000 and 54.8 million shares in 1999. Basic per share results were $2.02 in 2000 and $2.45 in 1999.

Liquidity and Capital Resources

     Net cash provided from operating activities in 2001, was $199.5 million, while funds derived from the sale, redemption or maturity of investments was $323.2 million, of which approximately 58% was represented by the sale of fixed maturities. The amortized cost of fixed-maturity investments increased by $96.3 million during the year. Equity investments, including perpetual preferred stocks, increased by $27.3 million at cost, while short-term cash investments increased by $39.0 million. The amortized cost of fixed-maturities available for sale that were sold, called or matured during the year was $254.2 million.

     The market value of all investments held at market as "Available for Sale" exceeded the amortized cost of $1,910.1 million at December 31, 2001 by $26.1 million. That unrealized gain, reflected in shareholders' equity, as Accumulated Other Comprehensive Income, net of applicable tax effects, was $17.0 million at December 31, 2001 compared with a gain of $30.9 million at December 31, 2000. The decrease in market values since December 31, 2000 were largely caused by widening spreads on many of the Company's corporate bonds. The widening spreads reflect the perceived increased credit risk by the market and by the major rating agencies in the wake of both the September 11 events and the industry-wide accounting concerns raised after the collapse of Enron.

     The Company's unrestricted cash and short term investments totaled $72.8 million at December 31, 2001. Together with funds generated internally, such liquid assets are adequate to pay claims without the sale of long term investments.

     As of December 31, 2001, the average Standard & Poor's rating of the $1,544.5 million bond portfolio (at amortized cost) was A, while the average effective maturity, giving effect to anticipated early call provisions, approximates 8.8 years. The modified duration of the bond portfolio at year-end was 6.5 years. Duration measures the length of time it takes to receive all cash flows produced by a bond, including reinvestment of interest income. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. Bond holdings are broadly diversified geographically and by obligor. Traditionally, it has been the Company's policy not to invest in high yield or "junk" bonds. At December 31, 2001 bond holdings rated below investment grade totaled $39.1 million at market (cost $40.2 million), or less than 2% of total assets. A decrease in the portfolio's average rating from AA- at December 31, 2000 to A at December 31, 2001 reflects some downgrades in the Company's existing holdings as well as the fact that a larger percentage of the portfolio is invested in corporate bonds which generally have lower ratings than municipal issues.

     Fixed maturity investments of $1,560.2 million (amortized cost), include $15.7 million (amortized cost) of sinking fund preferred stocks, principally utility issues. The market value of all fixed maturities exceeded cost by $26.3 million at December 31, 2001.

     Except for Company-occupied buildings and land to be utilized for Company office space, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

     Equity holdings of $277.8 million at market (cost $277.9 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent about 26% of total shareholders' equity.

     On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter's fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs approximately 7.44%.

     As part of the Elm County Mutual transaction the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2001, the Company is carrying a note payable for $4.8 million, which represents the discounted value of the six remaining payments using a 7% rate.

     The Company had outstanding debt at December 31, 2001 of $129.5 million. Prior to the $125 million senior note issuance, the Company had $75 million payable under a revolving credit facility due November 21, 2001 and $27 million payable under a $30 million revolving credit facility due October 26, 2001. The interest rate on these two loans was variable and through August 7, 2001 was priced off of the Eurodollar London Interbank Rate (LIBOR) making the effective interest rate 5.77% and 5.78%, respectively. On August 7, 2001, the Company repaid the entire balance of both the $75 million and $27 million borrowings with proceeds received from the $125 million senior note issuance. The Company also terminated the $75 million revolving credit facility. The $30 million facility that expired on October 26, 2001 was not renewed.

     Prior to the issuance of the senior notes, the Company used short-term floating rate bank debt as part of its capital structure. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The Company believes that the swap will significantly reduce interest expense in 2002, but does expose it to higher interest expense in future periods, should LIBOR rates increase. The swap will be accounted for as a fair value hedge under SFAS No. 133. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Under the stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General's common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by the sale of lower yielding tax-exempt bonds, the proceeds of the senior note issuance and internal cash generation. During 2000, the Company purchased 314,900 shares of the common stock in the open market at an average price of $22.16. Since the inception of the program in 1998 through December 31, 2000, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The shares purchased were retired. No stock was purchased in 2001.

     In March 1994, the Company's Employee Stock Ownership Plan (the "Plan") purchased 322,000 shares of Mercury General's common stock in the open market at a price of $14.875 per share, adjusted for the two-for-one stock split effective September 16, 1997. The purchases were funded by a five year term bank loan of $5.0 million to the Plan which is guaranteed by the Company. The shares have been allocated to employees over the amortization period of the loan, with the initial allocation made in December 1994. The remaining balance of the loan of $2.0 million was retired in March 1998 with the proceeds of contributions to the Plan by the Company for the year 1997, and the remaining unallocated shares were credited to employees' ESOP balances at December 31, 1997. In August 1998, the Plan purchased 115,000 shares of Mercury General's common stock in the open market at a price of $43.05 per share. The purchases were funded by a five year term bank loan of $5 million to the Plan which is guaranteed by the Company. At December 31, 2001 the loan balance was $2 million, recorded in the balance sheet as other liabilities. The shares are being allocated to the employees over a five-year period, with the initial allocation made in December 1998. Since dividends on unallocated shares held by the Plan are tax deductible if they are used for debt service, as are Company contributions to the Plan, the net, after-tax interest cost to the Company for the borrowed funds used for the Plan stock purchase is less than the effective rate of interest on the loan, which, in 2001, was 5.06%.

     In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has estimated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2001. Each of the Insurance Companies' policyholders' surplus exceeded the highest level of minimum required capital.

     As of December 31, 2001, the Company had no material commitments for capital expenditures. The Company anticipates spending approximately $10 million of internally generated funds in 2002 for the construction of a new office building in Rancho Cucamonga, California.

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

     Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company's participation percentage multiplied by the amount of the total assessment. Based upon the most current information provided by the CEA, the Company's maximum total exposure to CEA assessments at April 19, 2001, is approximately $20.5 million.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,045.1 million at December 31, 2001, and net written premiums for the twelve months ended on that date of $1,442.9 million, the ratio of writings to surplus was approximately 1.4 to 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
         -----------------------------------------------------------

     The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

     The Company invests its assets primarily in fixed maturity investments, which at December 31, 2001 comprised 82% of total investments at market value. Tax-exempt bonds represent 82% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities, consisting primarily of preferred stocks, account for 14% of total investments at market. The remaining 4% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

     During 2001, lower market interest reduced the duration of the Company's bond portfolio. Bond investments made by the Company typically have call options attached, which reduce the duration of the asset as interest rates decline. Consequently, the average modified duration of the portfolio declined from 6.8 years at December 31, 2000 to 6.5 years at December 31, 2001. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio would decrease by approximately $102 million.

     At December 31, 2001, the Company's strategy for equity investments was a buy and hold strategy which focuses primarily on current income with a secondary focus on capital appreciation. The value of the equity investments consists of $125.1 million in common stocks and $152.7 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

     During most of the year 2001, non-sinking fund preferred stocks were not actively traded by the market, though lower interest rates intrinsically benefit their market values. At December 31, 2001, the duration on the Company's non-sinking fund preferred stock portfolio was 8.9 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2001 by approximately $14 million, everything else remaining the same.

     The remainder of the equity portfolio, representing 6% of total investments at market value, consists primarily of public utility common stocks. These assets are defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security's systematic (non-diversifiable) risk, which is the percentage change in an individual security's return for a 1% change in the return of the market. The average Beta for the Company's common stock holdings was 0.52. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $13 million.

     As discussed in the Liquidity and Capital Resources section, in August 2001 the Company repaid total short-term floating rate bank debt of $102 million with the proceeds from the issuance of the $125 million fixed-rate senior notes maturing on August 15, 2011. To the extent market interest rates fluctuate, the fair value of the fixed rate debt will fluctuate in the opposite direction. At December 31, 2001 the fair value of the debt was $125.4 million.

     Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes, thus eliminating the market risk on the liability.

Forward-looking statements

     Certain statements in this report on Form 10-K that are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the intense competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party "bad-faith" legislation, changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Quarterly Data

     Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands except per share data):

                                                    Quarter Ended
                                       -----------------------------------------
                                       March 31    June 30   Sept. 30    Dec. 31
                                       --------   --------   --------   --------
2001
----
Earned premiums.....................   $323,772   $338,171   $351,896   $366,722
Income before income taxes..........   $ 28,597   $ 31,798   $ 39,967   $ 24,447
Net income..........................   $ 24,708   $ 26,465   $ 32,055   $ 22,111
Basic earnings per share............   $    .46   $    .49   $    .59   $    .41
Diluted earnings per share..........   $    .45   $    .49   $    .59   $    .41
Dividends declared per share........   $   .265   $   .265   $   .265   $   .265

2000
----
Earned premiums.....................   $304,655   $312,187   $315,108   $317,309
Income before income taxes .........   $ 36,038   $ 30,232   $ 32,045   $ 30,240
Net income..........................   $ 29,938   $ 26,002   $ 27,421   $ 26,005
Basic earnings per share............   $    .55   $    .48   $    .51   $    .48
Diluted earnings per share..........   $    .55   $    .48   $    .51   $    .48
Dividends declared per share........   $    .24   $    .24   $    .24   $    .24

Item 8. Financial Statements
        --------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Report ............................................   36
Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 2001 and 2000 .....   37
       Consolidated Statements of Income for Each of the Years in the
        Three-Year Period Ended December 31, 2001 .......................   38
       Consolidated Statements of Comprehensive Income for each of the
        Years in the Three-Year Period Ended December 31, 2001 ..........   39
       Consolidated Statements of Shareholders' Equity for Each of the
        Years in the Three-Year Period Ended December 31, 2001 ..........   40
       Consolidated Statements of Cash Flows for Each of the Years in
        the Three-Year Period Ended December 31, 2001 ...................   41
       Notes to Consolidated Financial Statements .......................   43

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mercury General Corporation:

     We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California
February 1, 2002

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                     ASSETS

                                                                2001         2000
                                                             ----------   ----------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,560,180 in 2001 and $1,463,897 in 2000) ...........   $1,586,433   $1,509,474
   Equity securities available for sale (cost $277,925
    in 2001 and $250,593 in 2000) ........................      277,787      252,510
   Short-term cash investments, at cost, which
    approximates market ..................................       71,951       32,977
                                                             ----------   ----------
              Total investments ..........................    1,936,171    1,794,961
Cash .....................................................        3,851        5,935
Receivables:
   Premiums receivable ...................................      143,612      123,070
   Premium notes .........................................       17,256       14,205
   Accrued investment income .............................       27,979       25,707
   Other .................................................       29,529       36,410
                                                             ----------   ----------
                                                                218,376      199,392
Deferred policy acquisition costs ........................       83,440       71,126
Fixed assets, net ........................................       44,448       35,208
Deferred income taxes ....................................        1,252           --
Other assets .............................................       29,002       35,641
                                                             ----------   ----------
                                                             $2,316,540   $2,142,263
                                                             ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses ......................   $  534,926   $  492,220
Unearned premiums ........................................      421,342      365,579
Notes payable ............................................      129,513      107,889
Loss drafts payable ......................................       53,629       49,954
Accounts payable and accrued expenses ....................       46,638       39,715
Current income tax .......................................        4,367        3,471
Deferred income taxes ....................................           --        8,336
Other liabilities ........................................       56,414       42,194
                                                             ----------   ----------
              Total liabilities ..........................    1,246,829    1,109,358
                                                             ----------   ----------

Shareholders' equity:
   Common stock without par value or stated value:
   Authorized 70,000,000 shares; issued and outstanding
   54,276,798 shares in 2001 and 54,193,423  in 2000 .....       53,955       52,162
   Accumulated other comprehensive income ................       16,975       30,871
   Unearned ESOP compensation ............................       (1,000)      (2,000)
    Retained earnings ....................................      999,781      951,872
                                                             ----------   ----------
              Total shareholders' equity .................    1,069,711    1,032,905
                                                             ----------   ----------
   Commitments and contingencies .........................   $2,316,540   $2,142,263
                                                             ==========   ==========

See accompanying notes to consolidated financial statements.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                       Three years ended December 31, 2001

              Amounts expressed in thousands, except per share data

                                              2001         2000         1999
                                           ----------   ----------   ----------
Revenues:
  Earned premiums ......................   $1,380,561   $1,249,259   $1,188,307
  Net investment income ................      114,511      106,466       99,374
  Net realized investment gains (losses)        6,512        3,944      (11,929)
  Other ................................        5,396        6,349        4,924
                                           ----------   ----------   ----------

       Total revenues ..................    1,506,980    1,366,018    1,280,676
                                           ----------   ----------   ----------

Expenses:
  Losses and loss adjustment expenses ..    1,010,439      901,781      789,103
  Policy acquisition costs .............      301,670      268,657      267,399
  Other operating expenses .............       62,335       59,733       50,675
  Interest .............................        7,727        7,292        4,960
                                           ----------   ----------   ----------

       Total expenses ..................    1,382,171    1,237,463    1,112,137
                                           ----------   ----------   ----------

  Income before income taxes ...........      124,809      128,555      168,539

Income taxes ...........................       19,470       19,189       34,830
                                           ----------   ----------   ----------

  Net income ...........................   $  105,339   $  109,366   $  133,709
                                           ==========   ==========   ==========

Basic earnings per share ...............   $     1.94   $     2.02   $     2.45
                                           ==========   ==========   ==========

Diluted earnings per share .............   $     1.94   $     2.02         2.44
                                           ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       Three Years ended December 31, 2001

                         Amounts expressed in thousands

                                                       2001       2000       1999
                                                     --------   --------   ---------
Net income .......................................   $105,339   $109,366   $ 133,709

Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
       during period .............................    (16,854)   109,432    (146,637)
      Less: reclassification adjustment for net
       losses (gains) included in net income .....     (4,524)    (1,214)      7,149
                                                     --------   --------   ---------
      Other comprehensive income (loss),
       before tax ................................    (21,378)   108,218    (139,488)

Income tax expense (benefit) related to unrealized
 holding gains (losses) arising during period ....     (5,899)    38,301     (51,323)
Income tax expense (benefit) related to
 reclassification adjustment for (gains) losses
 included in net income ..........................     (1,583)      (425)      2,502
                                                     --------   --------   ---------

Comprehensive income, net of tax .................   $ 91,443   $179,708   $  43,042
                                                     ========   ========   =========

See accompanying notes to consolidated financial statements

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three years ended December 31, 2001

                         Amounts expressed in thousands

                                                    2001         2000        1999
                                                 ----------   ----------   --------

Common stock, beginning of year ..............   $   52,162   $   50,963   $ 48,830
Proceeds of stock options exercised ..........        1,344        1,304        565
Tax benefit on sales of incentive stock
 options .....................................          587          549        152
Release of common stock by the ESOP ..........         (138)        (358)      (254)
Purchase and retirement of common stock ......           --         (296)      (330)
Issuance of restricted common stock ..........           --           --      2,000
                                                 ----------   ----------   --------
Common stock, end of year ....................       53,955       52,162     50,963
                                                 ----------   ----------   --------

Accumulated other comprehensive income (loss),
 beginning of year ...........................       30,871      (39,471)    51,196
Net increase (decrease) in other comprehensive
 income, net of tax ..........................      (13,896)      70,342    (90,667)
                                                 ----------   ----------   --------
Accumulated other comprehensive income (loss),
 end of year .................................       16,975       30,871    (39,471)
                                                 ----------   ----------   --------

Unearned ESOP compensation, beginning of year        (2,000)      (3,000)    (4,000)
Amortization of unearned ESOP compensation ...        1,000        1,000      1,000
                                                 ----------   ----------   --------
Unearned ESOP compensation, end of year ......       (1,000)      (2,000)    (3,000)
                                                 ----------   ----------   --------

Retained earnings, beginning of year .........      951,872      901,099    821,349
Purchase and retirement of common stock ......           --       (6,683)    (8,105)
Net income ...................................      105,339      109,366    133,709
Dividends paid to shareholders ...............      (57,430)     (51,910)   (45,854)
                                                 ----------   ----------   --------
Retained earnings, end of year ...............      999,781      951,872    901,099
                                                 ----------   ----------   --------

       Total shareholders' equity ............   $1,069,711   $1,032,905   $909,591
                                                 ==========   ==========   ========

          See accompanying notes to consolidated financial statements.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Years Ended December 31, 2001

                         Amounts expressed in thousands

                                                              2001        2000       1999
                                                              ----        ----       ----
Cash flows from operating activities:
   Net income ..........................................   $ 105,339   $ 109,366   $ 133,709
   Adjustments to reconcile net income to net cash
    provided from operating activities:
   Increase in unpaid losses and loss adjustment
    expenses ...........................................      42,706      41,719      28,867
   Increase in unearned premiums .......................      55,763      15,389      13,717
   (Increase) decrease in premium notes receivable .....      (3,051)       (831)        364
   Increase in premiums receivable .....................     (20,542)     (7,417)     (7,704)
   Increase (decrease) in reinsurance recoveries .......      19,335      (1,509)     (4,288)
   Increase in deferred policy acquisition costs .......     (12,314)     (7,151)     (2,028)
   Increase in premiums collected in advance ...........       6,922       2,284         554
   Increase in loss drafts payable .....................       3,675       9,891       1,630
   Decrease (increase) in accrued income taxes,
     excluding deferred tax on change in unrealized gain      (1,209)      2,153       1,577
   (Decrease) increase in accounts payable and accrued
     expenses ..........................................       6,923     (13,407)     (1,223)
   Depreciation ........................................       8,477       6,926       6,896
   Net realized investment (gains) losses ..............      (6,512)     (3,944)     11,929
   Bond accretion, net .................................      (9,229)     (7,337)     (5,450)
   Other, net ..........................................       3,169       6,938      10,527
                                                           ---------   ---------   ---------
           Net cash provided from operating activities .     199,452     153,070     189,077
Cash flows from investing activities:
   Fixed maturities available for sale:
    Purchases ..........................................    (341,471)   (294,827)   (215,960)
    Sales ..............................................     186,949     137,448      54,537
    Calls or maturities ................................      71,758      54,914      58,411
   Equity securities available for sale:
    Purchases ..........................................     (90,067)    (83,372)   (475,525)
    Sales ..............................................      64,450      81,294     445,330
   Mercury County Mutual Insurance Company (ELM)
    transaction less cash acquired (See Note 9) ........          --      (5,138)         --
   Concord transaction (See Note 8) ....................          --          --      (3,665)
   (Increase) decrease in receivable from securities ...         167        (200)        613
   (Increase) decrease in short-term cash investments,
    net ................................................     (38,974)     10,591       2,424
   Purchase of fixed assets ............................     (18,095)     (8,342)     (9,268)
   Sale of fixed assets ................................         563       1,031         916
                                                           ---------   ---------   ---------
            Net cash used in investing activities ......   $(164,720)  $(106,601)  $(142,187)

                                   (Continued)

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Years Ended December 31, 2001

                         Amounts expressed in thousands

                                   (Continued)

                                                      2001         2000        1999
                                                    ---------    --------    --------
Cash flows from financing activities:
   Net proceeds from issuance of senior notes ...   $ 123,309    $     --    $     --
   Increases in notes payable ...................          --      37,000      17,000
   Net payments under credit arrangements .......    (103,039)    (27,000)     (3,000)
   Dividends paid to shareholders ...............     (57,430)    (51,910)    (45,854)
   Proceeds from stock options exercised ........       1,344       1,303         565
   Purchase and retirement of common stock ......          --      (6,979)     (8,436)
   Payments on ESOP loan ........................      (1,000)     (1,000)     (1,000)
                                                    ---------    --------    --------
            Net cash used in financing activities     (36,816)    (48,586)    (40,725)
                                                    ---------    --------    --------
   Net (decrease) increase in cash ..............      (2,084)     (2,117)      6,165
   Cash:
     Beginning of the year ......................       5,935       8,052       1,887
                                                    ---------    --------    --------
     End of the year ............................   $   3,851    $  5,935    $  8,052
                                                    =========    ========    ========

See accompanying notes to consolidated financial statements.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

(1)  Significant Accounting Policies

Principles of Consolidation and Presentation

     The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 2001 and 2000 over 87% of the net written premiums were from California.

     The consolidated financial statements include the accounts of Mercury General Corporation (the Company or MGC) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury Indemnity Company of Illinois, Mercury Indemnity Company of Florida, Mercury Insurance Services, LLC (MISLLC), American Mercury Insurance Company
(AMIC), AFI Management Company, Inc. (AFIMC), American Mercury Lloyds Insurance Company (AML) and Mercury County Mutual Insurance Company (MCM). AML is not owned by MGC, but is controlled by MGC through its attorney-in-fact, AFIMC. MCM is not owned by the Company but is controlled through a management contract. American Mercury MGA, Inc. (AMMGA), is a wholly owned subsidiary of AMIC. Effective October 31, 1999 the financial statements also include Concord Insurance Services, Inc., (Concord) a Texas insurance agency owned by MGC. Concord is discussed further in Note 8. The results of MCM are included in the financial statements effective September 30, 2000. MCM is discussed further in
Note 9. All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, AMMGA, MISLLC and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses. Actual results could differ from those estimates.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

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

     Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity as accumulated other comprehensive income, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method. Included in realized losses for 1999 is a $6.0 million write-down of a preferred stock investment that became other than temporarily impaired during the third quarter of 1999. As the result of a liquidating dividend, the Company realized gains of $477,000 and $347,000 on the same equity security in 2001 and 2000, respectively.

Fair Value of Financial Instruments

     Under Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The notes payable are carried at their book value which is calculated as the principal less unamortized discount on the senior debt and the discounted value of future payments on the Employers Re note. The terms of the notes are discussed in Note 5.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(1)  Significant Accounting Policies (Continued)

Premium Income Recognition

     Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on the monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

     Net premiums written during 2001, 2000 and 1999 were $1,442,886,000, $1,272,447,000 and $1,206,171,000, respectively.

     One broker produced direct premiums written of approximately 17%, 18% and 19% of the Company's total direct premiums written during 2001, 2000 and 1999, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

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

                           December 31, 2001 and 2000

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

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(1)  Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted this new Standard on January 1, 2001 and it had no impact on the Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 141, (SFAS No. 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142,(SFAS No. 142) "Goodwill and Other Intangible Assets" became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. See Notes 8 and 9.

Income Taxes

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Reinsurance

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

                           December 31, 2001 and 2000

(1)  Significant Accounting Policies (Continued)

     The Insurance Companies, as primary insurers, would be required to pay losses in their entirety in the event that the reinsurers were unable to discharge their obligations under the reinsurance agreements.

Statements of Cash Flows

     At December 31, 2001, the cash balance includes $3,000,000 of restricted cash related to the Concord transaction (See Note 8).

     Interest paid during 2001, 2000, and 1999 was $4,610,000, $7,357,000 and
$4,758,000, respectively. Income taxes paid were $20,089,000 in 2001, $14,609,000 in 2000 and $33,102,000 in 1999.

     The tax benefit realized on stock options exercised and included in cash provided from operations in 2001, 2000 and 1999 was $588,000, $550,000 and $152,000, respectively.

     In 2001, debt issuance costs of $1,345,000 were paid in connection with the public debt offering of $125 million of senior notes payable.

     In 2000, notes payable with a discounted value of $5,889,000 were issued as part of the consideration for the right to manage and control Elm County Mutual Insurance Company (ELM) (See Note 9).

Stock-Based Compensation

     The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by Statement of Financial Accounting Standards No. 123,(SFAS No. 123) "Accounting for Stock-Based Compensation". Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Note 14.

Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(2)  Investments and Investment Income

     A summary of net investment income is shown in the following table:

                                                    Year ended December 31,
                                                   (Amounts in thousands)
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
Interest and dividends on fixed maturities ...  $ 95,187   $ 86,644   $ 78,559
Dividends on equity securities ...............    17,080     17,136     18,885
Interest on short-term cash investments ......     3,295      3,380      2,840
                                                --------   --------   --------
       Total investment income ...............   115,562    107,160    100,284
Investment expense ...........................     1,051        694        910
                                                --------   --------   --------
       Net investment income .................  $114,511   $106,466   $ 99,374
                                                ========   ========   ========

         A summary of net realized investment gains (losses) is as follows:

                                                   Year ended December 31,
                                                   (Amounts in thousands)
                                                ------------------------------
                                                 2001        2000       1999
                                                ------     --------   --------
Net realized investment gains (losses):
       Fixed maturities ......................  $4,561     $    549   $     67
       Equity securities .....................   1,951        3,395    (11,996)
                                                ------     --------   --------
                                                $6,512     $  3,944   $(11,929)
                                                ======     ========   ========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(2)  Investments and Investment Income (Continued)

     Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:


                                                   Year ended December 31,
                                                   (Amounts in thousands)
                                                ------------------------------
                                                  2001       2000       1999
                                                -------    -------    --------
Fixed maturities available for sale:
       Gross realized gains ..................  $ 5,558    $ 1,740    $    865
       Gross realized losses .................   (1,608)      (908)       (259)
                                                -------    -------    --------
             Net .............................  $ 3,950    $   832    $    606
                                                =======    =======    ========

Equity securities available for sale:
       Gross realized gains ..................  $ 5,205    $ 5,259    $  5,506
       Gross realized losses .................   (2,760)    (1,621)    (11,536)
                                                -------    -------    --------
             Net .............................  $ 2,445    $ 3,638    $ (6,030)
                                                =======    =======    ========

         A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

                                                   Year ended December 31,
                                                   (Amounts in thousands)
                                                -------------------------------
                                                 2001        2000       1999
                                                --------   --------   ---------
Net increase (decrease) in net unrealized
 investment gains and losses:
       Fixed maturities available for sale ...  $(19,324)  $ 77,288   $(111,179)
       Income tax expense (benefit) ..........    (6,763)    27,051     (38,912)
                                                --------   --------   ---------
                                                $(12,561)  $ 50,237   $ (72,267)
                                                ========   ========   =========

       Equity securities .....................  $ (2,055)  $ 30,930   $ (28,309)
       Income tax expense (benefit) ..........      (720)    10,825      (9,909)
                                                --------   --------   ---------
                                                $ (1,335)  $ 20,105   $ (18,400)
                                                ========   ========   =========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(2)  Investments and Investment Income (Continued)

Accumulated unrealized gains and losses on securities available for sale is as follows:

                                                           December 31,
                                                     (Amounts in thousands)
                                                        2001       2000
                                                      --------   --------
Fixed maturities available for sale:
       Unrealized gains ......................        $ 56,541   $ 60,318
       Unrealized losses .....................         (30,288)   (14,741)
       Tax effect ............................          (9,188)   (15,952)
                                                      --------   --------
                                                      $ 17,065   $ 29,625
                                                      ========   ========

Equity securities available for sale:
       Unrealized gains ......................        $ 15,898   $ 16,799
       Unrealized losses .....................         (16,036)   (14,882)
       Tax effect ............................              48       (671)
                                                      --------   --------
                                                      $    (90)  $  1,246
                                                      ========   ========

 Net unrealized investment gains
 (classified as accumulated other comprehensive
 income on the balance sheet) ................        $ 16,975   $ 30,871
                                                      ========   ========

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2001 are as follows:

                                                     Gross        Gross       Estimated
                                       Amortized   Unrealized   Unrealized      Market
                                         Cost        Gains       Losses          Value
                                      ----------   ----------   ----------    ----------
                                                   (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......   $    8,043    $   329      $    22      $    8,350
Obligations of states and political
  subdivisions ....................    1,297,320     51,554       12,874       1,336,000
Corporate securities ..............      239,113      4,230       17,131         226,212
Redeemable preferred stock ........       15,704        428          261          15,871
                                      ----------    -------      -------      ----------
    Totals ........................   $1,560,180    $56,541      $30,288      $1,586,433
                                      ==========    =======      =======      ==========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(2)  Investments and Investment Income (Continued)

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2000 are as follows:

                                                     Gross        Gross       Estimated
                                      Amortized    Unrealized   Unrealized     Market
                                         Cost        Gains        Losses       Value
                                      ----------   ----------   ----------   ----------
                                                     (Amounts in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .......   $    7,897     $   187     $    16     $    8,068
Obligations of states and political
  subdivisions ....................    1,315,024      57,686      13,318      1,359,392
Corporate securities ..............      121,071       1,838       1,110        121,799
Redeemable preferred stock ........       19,905         607         297         20,215
                                      ----------     -------     -------     ----------
     Totals .......................   $1,463,897     $60,318     $14,741     $1,509,474
                                      ==========     =======     =======     ==========

     At December 31, 2001, bond holdings rated below investment grade totaled approximately 1.7% of total investments. The average Standard and Poor's rating of the bond portfolio was A. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                       Amortized      Market
                                                          Cost        Value
                                                       ----------   ----------
                                                       (Amounts in thousands)
                                                       -----------------------
Fixed maturities available for sale:
   Due in one year or less .......................     $    2,392   $    2,459
   Due after one year through five years .........         89,275       90,451
   Due after five years through ten years ........        267,464      262,046
   Due after ten years ...........................      1,201,049    1,231,477
                                                       ----------   ----------
                                                       $1,560,180   $1,586,433
                                                       ==========   ==========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(3)  Fixed Assets

  A summary of fixed assets follows:

                                                          December 31,
                                                     (Amounts in thousands)
                                                     ----------------------
                                                        2001       2000
                                                      --------   --------

Land .......................................          $ 10,524   $  6,084
Buildings ..................................            25,088     23,291
Furniture and equipment ....................            56,880     46,666
Leasehold improvements .....................               415        598
                                                      --------   --------
                                                        92,907     76,639
Less accumulated depreciation ..............           (48,459)   (41,431)
                                                      --------   --------
Net fixed assets ...........................          $ 44,448   $ 35,208
                                                      ========   ========

     In November 2001, the Company purchased twelve acres of land in Rancho Cucamonga, California. Construction of a 100,000 square foot office building to house Company personnel is planned to begin in 2002 with completion anticipated in early 2003. Any space in the building that is not occupied by the Company will be leased to outside parties.

(4)  Deferred Policy Acquisition Costs

     Policy acquisition costs incurred and amortized are as follows:

                                               Year ended December 31,
                                               (Amounts in thousands)
                                          ---------------------------------
                                            2001        2000        1999
                                          ---------   ---------   ---------
Balance, beginning of year ...........    $  71,126   $  63,975   $  61,947
Costs deferred during the year .......      313,984     275,808     269,427
Amortization charged to expense ......     (301,670)   (268,657)   (267,399)
                                          ---------   ---------   ---------
Balance, end of year .................    $  83,440   $  71,126   $  63,975
                                          =========   =========   =========

(5)  Notes Payable

     The Company had outstanding debt at December 31, 2001 of $129.5 million. Included in the total debt is the proceeds from an August 7, 2001, public debt offering where the Company issued $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter's fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(5)  Notes Payable (Continued)

approximately 7.44%. At December 31, 2001, the book value of the debt was $124.7 million and the fair market value was $125.4 million.

     Prior to the issuance of the senior notes, the Company used short-term floating rate bank debt as part of its capital structure. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The Company believes that the swap will significantly reduce interest expense in 2002, but does expose it to higher interest expense in future periods, should LIBOR rates increase. The swap will be accounted for as a fair value hedge under SFAS No. 133.

     As part of the Elm County Mutual transaction, the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2001, the Company was carrying a note payable for $4.8 million, which represents the discounted value of the six remaining annual payments using a 7% rate.

     Prior to the $125 million senior note issuance, the Company had $75 million payable under a revolving credit facility due November 21, 2001 and $27 million payable under a $30 million revolving credit facility due October 26, 2001. The interest rate on these two loans was variable and through August 7, 2001 was priced off of the Eurodollar London Interbank Rate (LIBOR) making the effective interest rate 5.77% and 5.78%, respectively. On August 7, 2001, the Company repaid the entire balance of both the $75 million and $27 million borrowings with proceeds received from the $125 million senior note issuance. The Company also terminated the $75 million revolving credit facility. The $30 million facility that expired on October 26, 2001 was not renewed.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(6)  Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

                                         Year ended December 31,
                                         (Amounts in thousands)
                                     ------------------------------
                                       2001       2000       1999
                                     --------   --------   --------
Federal
      Current ...............        $ 21,377   $ 20,270   $ 36,535
      Deferred ..............          (2,546)    (1,236)    (2,123)
                                     --------   --------   --------
                                     $ 18,831   $ 19,034   $ 34,412
                                     ========   ========   ========
State
      Current ...............        $    196   $    155   $    418
      Deferred ..............             443         --         --
                                     --------   --------   --------
                                     $    639   $    155   $    418
                                     ========   ========   ========
Total
      Current ...............        $ 21,573   $ 20,425   $ 36,953
      Deferred ..............          (2,103)    (1,236)    (2,123)
                                     --------   --------   --------
           Total ............        $ 19,470   $ 19,189   $ 34,830
                                     ========   ========   ========

     The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

                                                        Year ended December 31,
                                                        (Amounts in thousands)
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Computed tax expense at 35% .....................   $ 43,683   $ 44,994   $ 58,989
Tax-exempt interest income ......................    (25,694)   (27,295)   (25,398)
Dividends received deduction ....................     (3,054)    (3,152)    (3,953)
Reduction of losses incurred deduction for 15% of
 income on securities purchased after
 August 7, 1986 .................................      4,272      4,496      4,348
Other, net ......................................        263        146        844
                                                    --------   --------   --------
     Income tax expense .........................   $ 19,470   $ 19,189   $ 34,830
                                                    ========   ========   ========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000


(6)  Income Taxes (Continued)

     The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

                                                             December 31,
                                                        (Amounts in thousands)
                                                        ----------------------
                                                           2001       2000
                                                         --------   --------
Deferred tax assets
     20% of net unearned premium ...................     $ 30,363   $ 25,920
       Discounting of loss reserves and salvage
        and subrogation recoverable for tax
      purposes .....................................       10,553      9,445
       Other deferred tax assets ...................        8,850      5,966
                                                         --------   --------
         Total gross deferred tax assets ...........       49,766     41,331
          Less valuation allowance .................           --         --
                                                         --------   --------
          Net deferred tax assets ..................       49,766     41,331
                                                         --------   --------

Deferred tax liabilities
       Deferred acquisition costs ..................      (32,652)   (27,623)
       Tax liability on net unrealized gain on
        securities carried at market value .........       (9,140)   (16,623)
       Tax depreciation in excess of book
        depreciation ...............................         (941)    (1,167)
       Accretion on bonds ..........................       (3,629)    (2,962)
       Other deferred tax liabilities ..............       (2,152)    (1,292)
                                                         --------   --------
         Total gross deferred tax liabilities ......      (48,514)   (49,667)
                                                         --------   --------
         Net deferred tax assets (liabilities) .....     $  1,252   $ (8,336)
                                                         ========   ========

     Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

     The State of California has completed income tax audits on Mercury General Corporation for tax years ended December 31, 1993 through 1996. As part of these audits the California Franchise Tax Board ("FTB") is challenging the Company's ability to deduct a portion of its management and interest expenses. Upon completion of the audits for tax years ended December 31, 1993 through 1996, the FTB proposed assessments of approximately $7,600,000, plus interest. The Company has formally appealed the proposed assessments and is currently awaiting a hearing before the California State Board of Equalization ("SBE").

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(6)  Income Taxes (Continued)

     The State of California is also performing audits for tax years ended December 31, 1997 through 2000. The FTB is challenging the Company's ability to deduct a portion of its management and interest expenses. Alternatively, based partly on the recent California Court of Appeal decision in Ceridian vs. Franchise Tax Board, the FTB is challenging the Company's ability to exclude intercompany dividends from income tax. No formal assessments have been made for tax years December 31, 1997 through 2000. However, management believes the FTB will assert similar challenges and could propose additional assessments of approximately $17 million, plus interest.

     Although the ultimate outcome of these audits is uncertain, management believes the Company will prevail for all years under audit. Accordingly, no provision for additional state income tax liabilities has been made in the consolidated financial statements.

(7)  Reserves for Losses and Loss Adjustment Expenses

     Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

                                                      Year ended December 31,
                                                      (Amounts in thousands)
                                               ----------------------------------
                                                  2001         2000       1999
                                               ----------   ---------   ---------
Gross reserves for losses and loss
 adjustment expenses at beginning of year ..   $  492,220   $ 434,843   $ 405,976
Less reinsurance recoverable ...............      (28,417)    (16,043)    (20,160)
                                               ----------   ---------   ---------
Net reserves, beginning of year ............      463,803     418,800     385,816

Incurred losses and loss adjustment expenses
related to:
    Current year ...........................      993,510     878,144     781,316
    Prior years ............................       16,929      23,637       7,787
                                               ----------   ---------   ---------
Total incurred losses and loss adjustment
 expenses ..................................    1,010,439     901,781     789,103
                                               ----------   ---------   ---------

Loss and loss adjustment expense payments
related to:
    Current year ...........................      636,007     562,163     492,314
    Prior years ............................      321,643     294,615     263,805
                                               ----------   ---------   ---------
Total payments .............................      957,650     856,778     756,119
                                               ----------   ---------   ---------

Net reserves for losses and loss adjustment
 expenses at end of year ...................      516,592     463,803     418,800
Reinsurance recoverable ....................       18,334      28,417      16,043
                                               ----------   ---------   ---------
Gross reserves, end of year ................   $  534,926   $ 492,220   $ 434,843
                                               ==========   =========   =========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(7)  Reserves for Losses and Loss Adjustment Expenses (Continued)

     Increases in prior years incurred losses in 2001, 2000 and 1999 largely relate to increases in the severity estimates on bodily injury and physical damage coverages over what was originally recorded in the prior year. The increases in these claims relate to increased severity over what was recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

(8)  Concord Transaction

     In December 1999, the Company acquired control of Concord Insurance Services, Inc. ("Concord"), a Texas insurance agency headquartered in Houston, Texas. The effective date of the transaction was October 31, 1999. Concords' results of operations are included in the Consolidated Financial Statements of the Company effective October 31, 1999.

     The transaction was accounted for using the purchase method of accounting, and resulted in a small amount of goodwill. As required by SFAS No. 142, the Company has assessed the asset which at December 31, 2001 was $7.3 million and determined that it is not impaired. Also, per SFAS No. 142, the Company will no longer amortize this asset after 2001. Total amortization expense in 2001 related to this asset was $0.9 million.

(9)  Mercury County Mutual Insurance Company Transaction

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

     In 2001, the Company began writing Texas automobile risks that were previously placed through third-party Texas county mutual insurers and 100% reinsured by the Company, directly with MCM. Risks produced by the Company that are written directly through MCM are 100% ceded to affiliated Mercury Companies.

     The MCM transaction was accounted for using the purchase method of accounting and resulted in a small amount of an intangible asset. As required by SFAS No. 142, the Company has assessed the asset which at December 31, 2001 was $9.3 million and determined that it is not impaired. Also, per SFAS No. 142, the Company will no longer amortize this asset after 2001 as it has an indefinite life. Total amortization expense in 2001 related to this asset was $1.0 million.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(10) Dividend Restrictions

     The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For the year 2002, the direct insurance subsidiaries of the Company are permitted to pay approximately $102 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2001 and 2000, the Insurance Companies paid dividends to Mercury General Corporation of $60.0 million and $62.5 million, respectively.

(11) Statutory Balances and Accounting Practices

     The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2001, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

     The Insurance Companies' statutory net income, as reported to regulatory authorities, was $93,720,000, $103,937,000 and $135,667,000 for the years ended
December 31, 2001, 2000 and 1999, respectively. The statutory policyholders' surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2001 and 2000 was $1,045,104,000 and $954,753,000, respectively.

     The Company has estimated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2001 according to the formula issued by the NAIC. Each of the Companies' policyholders' surplus exceeded the highest level of minimum required capital.

Codification

Codification became effective January 1, 2001. At December 31, 2001 the Company realized a surplus increase of approximately $41 million due to Codification. This increase primarily relates to the establishment of a net deferred tax asset.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(12)    Commitments and Contingencies

     The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2008. Total rent expense under these lease agreements, all of which are operating leases, was $4,428,000, $4,138,000 and $3,320,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The annual rental commitments, expressed in thousands, are shown as follows:

                                                                         Rent
Year                                                                     Expense
----                                                                     -------
2002.................................................................    $3,788
2003.................................................................    $2,537
2004.................................................................    $2,312
2005.................................................................    $1,572
2006.................................................................    $  727
Thereafter...........................................................    $2,322

     In addition to the commitments above, the Company will be investing approximately $10 million in 2002 for construction of a 100,000 square foot office building in Rancho Cucamonga, California. Completion of the project is projected for early 2003.

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

(13) Profit Sharing Plan

     The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company's net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,300,000, $1,100,000 and $1,100,000 for plan years ended December 31, 2001, 2000 and 1999, respectively.

     The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $1,787,000, $1,805,000, and $1,878,000 for the plan years ended December 31,
2001, 2000 and 1999.

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(13) Profit Sharing Plan (Continued)

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

     Accordingly, the debt of the ESOP, which was $2,000,000, $3,000,000, and $4,000,000 at December 31, 2001, 2000 and 1999, respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $862,000, $642,000, and $746,000 in 2001, 2000 and
1999, respectively. The ESOP shares as of December 31 were as follows:

                                                        2001             2000
                                                        ----             ----
Allocated shares                                         69,000           46,000
Shares committed-to-be released                          23,000           23,000
Unreleased shares                                        23,000           46,000
                                                     ----------       ----------
Total ESOP shares                                       115,000          115,000
                                                     ==========       ==========
Market value of unreleased shares at
 December 31,                                        $1,004,000       $2,018,000
                                                     ==========       ==========

(14) Common Stock

     Dividends paid per-share in 2001, 2000 and 1999 were $1.06, $0.96 and $0.84, respectively and dividends paid in total in 2001, 2000 and 1999 were $57,430,000, $51,910,000 and $45,854,000, respectively.

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

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(14) Common Stock (Continued)

     In May 1995 the Company adopted The 1995 Equity Participation Plan (the "1995 Plan") which succeeds the 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2001 no awards other than options have been granted.

     As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $459,000, $395,000 and $542,000 in 2001, 2000 and 1999,
respectively, and earnings per share (basic and diluted) would have been reduced by $.01 in 2001, 2000 and 1999. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 2.4 percent for 2001, 2.2 percent for 2000 and
3.8 percent for 1999, expected volatility of 34.2 percent in 2001, 33.4 percent in 2000 and 31.6 percent for 1999 and expected lives of 6 years in 2001 and 7 years in 2000 and 1999. The risk-free interest rates used were 4.9 percent for the options granted during 2001, 6.4 percent for the options granted during 2000 and 5.6 percent for the options granted during 1999.

     A summary of the status of the Company's plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                          2001                  2000                 1999
                                   -------------------   ------------------   -------------------
                                              Weighted             Weighted              Weighted
                                               Average              Average               Average
                                              Exercise             Exercise              Exercise
                                    Shares     Price      Shares     Price     Shares     Price
                                   --------   --------   -------   --------   --------   --------
Outstanding at beginning of year    538,675   $23.104    597,875    $22.370    539,146    $20.575
Granted during the year             125,500    39.912     77,000     26.386    102,100     28.800
Exercised during the year           (83,375)   16.118    (83,000)    15.706    (37,371)    15.129
Canceled or expired                      --        --    (53,200)    31.144     (6,000)    15.625
                                   --------              -------              --------
Outstanding at end of year          580,800    27.739    538,675     23.104    597,875     22.370
                                   ========              =======              ========

Options exercisable at year-end     328,460              346,855               329,575
Weighted-average fair value of
 options granted during the year   $  12.96              $  9.95              $   8.12

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           December 31, 2001 and 2000

(14) Common Stock (Continued)

The following table summarizes information regarding the stock options outstanding at December 31, 2001:

                      Number       Weighted Avg.     Weighted Avg.     Number       Weighted Avg.
Range of            Outstanding      Remaining         Exercise      Exercisable      Exercise
Exercise Prices     at 12/31/01   Contractual Life       Price       at 12/31/01        Price
----------------    -----------   ----------------   -------------   -----------   --------------
$15.00 to 15.9375     141,500          2.62             $15.347        141,500        $15.347
$21.75 to 29.77       227,800          6.21              24.522        144,260         24.045
$31.22 to 44.8209     211,500          8.58              39,494         42,700         39.638
                      -------                                          -------
$15.00 to 44.8209     580,800          6.20              27.739        328,460         22.325
                      =======                                          =======

(15) Earnings Per Share

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                     2001                              2000                                1999
                       --------------------------------   --------------------------------   --------------------------------
                        (000's)    (000's)                 (000's)    (000's)                (000's)     (000's)
                                   Weighted                           Weighted                           Weighted
                        Income     Shares                  Income     Shares                  Income      Shares
                       (Numera-   (Denomi-    Per-Share   (Numera-    (Denomi-   Per-Share   (Numera-    (Denomi-   Per-Share
                         tor)      nator)      Amount       tor)       nator)     Amount       tor)       nator)    Amount
                       --------   ---------   ---------   --------   ---------   ---------   ---------   --------   ---------
Basic EPS
---------
Income available to
 common stockholders   $105,339    54,182        $1.94    $109,366    54,100       $2.02      $133,709     54,596     $2.45

Effect of dilutive
 securities
       Options               --       200                       --       158                       --         219

Diluted EPS
-----------
Income available to
 common stockholders
 after assumed
 conversions           $105,339    54,382        $1.94    $109,366    54,258       $2.02      $133,709     54,815     $2.44
                       ========    ======        =====    ========    ======       =====      ========     ======     =====

     The diluted weighted shares excludes incremental shares of 104,000, 126,000 and 94,000 for 2001, 2000 and 1999, respectively. These shares are excluded due to their antidilutive effect.

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

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Information regarding executive officers of the Company is included in Part
I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a) The following documents are filed as a part of this report:

     1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2001 are contained herein as listed in the Index to Consolidated Financial Statements on page 35.

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

3.   Exhibits:

     3.1(1)    Articles of Incorporation of the Company, as amended to date.

     3.2(2)    By-laws of the Company, as amended to date.

     4.1(3) Shareholders' Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

     4.2(4) Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.

     4.3(5) Officers' Certificate establishing the Company's 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

     10.1(1)   Form of Agency Contract.

     10.2(6)   Profit Sharing Plan, as Amended and Restated as of March 11,
               1994.

     10.3(7) Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

     10.4(7) Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

     10.5(8) Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

     10.6(8) Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

     10.7(1) Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

     10.8(9) Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

     10.9      Amendment 2001-I to the Mercury General Corporation Profit
               Sharing Plan.

     10.10(10) The 1995 Equity Participation Plan.

     10.11(8) Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.

     10.12(9) ESOP Master Trust Agreement between the Company and BNY Western Trust Company, as Trustee, effective January 1, 1998.

     10.13(9) ESOP Loan Agreement between Union Bank and BNY Western Trust Company, as Trustee, of the Mercury General Corporation ESOP Master Trust dated as of September 29, 1998.

     10.14(9) Continuing Guaranty, dated as of August 29, 1998, executed by Mercury General Corporation in favor of Union Bank.

     10.15(9) Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective January 1, 1999.

     10.16(9) Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.

     10.17(11) Credit agreement dated as of October 27, 2000 between Mercury
               General Corporation and Bank of America, N.A.

     10.18(11) Management agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

     10.19(11) Management Agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and American Mercury Insurance Company.

     10.20(11) Management Agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and Mercury Insurance Company of Georgia.

     10.21(11) Management Agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and Mercury Indemnity Company of Georgia.

     10.22(11) Management Agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and Mercury Insurance Company of Illinois.

     10.23(11) Management Agreement effective January 1, 2001 between Mercury
               Insurance Services LLC and Mercury Indemnity Company of Illinois.

     10.24 Management Agreement effective January 2, 2002 between Mercury Insurance Services LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

     21.1      Subsidiaries of the Company.

     23.1      Accountants' Consent.

     (1) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

     (2) This document was filed as an exhibit to Registrant's Form 8-K filed on September 14, 1999 and is incorporated herein by this reference.

     (3) This document was filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

     (4) This document was filed as an exhibit to Registrant's Form S-3 filed on June 4, 2001 and is incorporated herein by this reference.

     (5) This document was filed as an exhibit to Registrant's Form 8-K filed on August 6, 2001 and is incorporated herein by this reference.

     (6) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

     (7) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

     (8) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

     (9) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by this reference.

     (10) This document was filed as an exhibit to Registrant's Form S-8 filed on March 8, 1996 and is incorporated herein by this reference.

     (11) This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2000 and is incorporated herein by this reference.

               (b) Reports on Form 8-K:
                   None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERCURY GENERAL CORPORATION


                                         By /s/    GEORGE JOSEPH
                                           -------------------------------------
                                                   George Joseph
                                             Chairman of the Board and Chief
                                                    Executive Officer

March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                     Date
        ---------                           -----                     ----


                                Chairman of the Board and
                                 Chief Executive Officer
/s/    GEORGE JOSEPH          (Principal Executive Officer)       March 27, 2002
---------------------------
       George Joseph


                                    Vice President and
                                  Chief Financial Officer
/s/    THEODORE R. STALICK     (Principal Financial Officer)      March 27, 2002
---------------------------
       Theodore R. Stalick


/s/    NATHAN BESSIN                      Director                March 27, 2002
---------------------------
       Nathan Bessin


/s/    BRUCE A. BUNNER                    Director                March 27, 2002
---------------------------
       Bruce A. Bunner


/s/    MICHAEL D. CURTIUS                 Director                March 27, 2002
---------------------------
       Michael D. Curtius

        Signature                           Title                     Date
        ---------                           -----                     ----


/s/    RICHARD E. GRAYSON                 Director                March 27, 2002
---------------------------
       Richard E. Grayson


/s/    GLORIA JOSEPH                      Director                March 27, 2002
---------------------------
       Gloria Joseph


/s/    CHARLES MCCLUNG                    Director                March 27, 2002
---------------------------
       Charles McClung


/s/    DONALD P. NEWELL                   Director                March 27, 2002
---------------------------
       Donald P. Newell


/s/    DONALD R. SPUEHLER                 Director                March 27, 2002
---------------------------
       Donald R. Spuehler

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Mercury General Corporation:

     Under date of February 1, 2002, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
February 1, 2002

                                                                      SCHEDULE I

                           MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 2001

                              Amounts in Thousands

                                                                               Amount at
                                                                              which shown
                                                                                in the
Type of Investment                                    Cost        Value      balance sheet
------------------                                 ----------   ----------   --------------
Fixed maturities available for sale
    Bonds:
      U.S. Government ..........................   $    8,043   $    8,350     $    8,350
      States, municipalities ...................    1,297,320    1,336,000      1,336,000
      All other corporate bonds ................      239,113      226,212        226,212
    Redeemable preferred stock .................       15,704       15,871         15,871
                                                   ----------   ----------     ----------

      Total fixed maturities available for
        sale ...................................    1,560,180    1,586,433      1,586,433
                                                   ----------   ----------     ----------

Equity securities:
    Common stocks:
      Public utilities .........................       79,267       84,072         84,072
      Banks, trust and insurance companies .....        8,673       10,157         10,157
      Industrial, miscellaneous and
       all other ...............................       31,205       30,880         30,880
    Nonredeemable preferred stocks .............      158,780      152,678        152,678
                                                   ----------   ----------     ----------

      Total equity securities available for
        sale ...................................      277,925      277,787        277,787
                                                   ----------   ----------     ----------

Short-term investments .........................       71,951                      71,951
                                                   ----------                  ----------

      Total investments ........................   $1,910,056                  $1,936,171
                                                   ==========                  ==========

                           MERCURY GENERAL CORPORATION

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 2000

                              Amounts in Thousands

                                                                           Amount at
                                                                          which shown
                                                                            in the
Type of Investment                                Cost         Value      balance sheet
------------------                             ----------   ----------   -------------
Fixed maturities available for sale
    Bonds:
      U.S. Government.......................   $    7,897   $    8,068     $    8,068
      States, municipalities................    1,315,024    1,359,392      1,359,392
      All other corporate bonds.............      121,071      121,799        121,799
    Redeemable preferred stock..............       19,905       20,215         20,215
                                               ----------   ----------     ----------

      Total fixed maturities available for
        sale................................    1,463,897    1,509,474      1,509,474
                                               ----------   ----------     ----------

Equity securities:
    Common stocks:
      Public utilities......................       59,445       69,880         69,880
      Banks, trust and insurance companies..        5,974        8,153          8,153
      Industrial, miscellaneous and
       all other............................       15,792       16,576         16,576
    Nonredeemable preferred stocks..........      169,382      157,901        157,901
                                               ----------   ----------     ----------

      Total equity securities available for
        sale................................      250,593      252,510        252,510
                                               ----------   ----------     ----------

Short-term investments......................       32,977                      32,977
                                               ----------                  ----------

      Total investments.....................   $1,747,467                  $1,794,961
                                               ==========                  ==========

                                                                     SCHEDULE II

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                              Amounts in thousands

                                     ASSETS

                                                             2001          2000
                                                         -----------    -----------
Investments:
    Fixed maturities available for sale (amortized
        cost $8,378 in 2001 and $2,150 in 2000) ......   $     6,685    $     2,080
    Equity securities, available for sale (cost
        $27,169 in 2001 and $26,702 in 2000) .........        26,360         25,566
    Short-term cash investments ......................         9,297          3,486
    Investment in subsidiaries .......................     1,160,708      1,111,382
              Total investments ......................     1,203,050      1,142,514
                                                         -----------    -----------

Amounts due from affiliates ..........................          (232)         8,806
Income taxes .........................................           831          8,373
Other assets .........................................         1,720          2,912
                                                         -----------    -----------
                                                         $ 1,205,369    $ 1,162,605
                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable ........................................   $   129,513    $   107,889
Accounts payable and accrued expenses ................         3,434         12,695
Other liabilities ....................................         2,711          9,116
                                                         -----------    -----------
               Total liabilities .....................       135,658        129,700
                                                         -----------    -----------

Shareholders' equity:
    Common stock .....................................   $    53,955         52,162
    Accumulated other comprehensive income ...........        16,975         30,871
    Unearned ESOP compensation .......................        (1,000)        (2,000)
    Retained earnings ................................       999,781        951,872
                                                         -----------    -----------
              Total shareholders' equity .............     1,069,711      1,032,905
                                                         -----------    -----------

                                                         $ 1,205,369    $ 1,162,605
                                                         ===========    ===========

                  See notes to condensed financial information

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                       Three years ended December 31, 2001

                              Amounts in thousands

                                                  2001        2000       1999
                                               ---------   ---------   ---------
Revenues:
  Net investment income ....................   $   3,133       2,230   $   1,867
  Management fee income from subsidiaries ..          --     216,413     208,245
  Other ....................................        (273)         12          11
                                               ---------   ---------   ---------

      Total revenues .......................       2,860     218,655     210,123
                                               ---------   ---------   ---------

Expenses:
  Loss adjustment expenses .................          --     136,835     128,474
  Policy acquisition costs .................          --      34,567      35,527
  Other operating expenses .................       1,528      46,274      45,302
  Interest .................................       7,727       7,292       4,958
                                               ---------   ---------   ---------

      Total expenses .......................       9,255     224,968     214,261
                                               ---------   ---------   ---------

  Loss before income taxes and equity in net
   income of subsidiaries ..................      (6,395)     (6,313)     (4,138)

Income tax benefit .........................      (2,355)     (2,446)     (1,380)
                                               ---------   ---------   ---------

  Loss before equity in net income
   of subsidiaries .........................      (4,040)     (3,867)     (2,758)

Equity in net income of subsidiaries .......     109,379     113,233     136,467
                                               ---------   ---------   ---------
      Net income ...........................   $ 105,339   $ 109,366   $ 133,709
                                               =========   =========   =========

                  See notes to condensed financial information.

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                       Three Years ended December 31, 2001

                              Amounts in thousands

                                                     2001        2000        1999
                                                  ---------    --------    --------
0ash flows from operating activities:
  Net cash privided by (used in) operating
   activities .................................   $   5,922    $ (8,570)   $(10,553)

Cash flows from investing activities:
  Capital contribution to controlled entity ...     (12,000)     (3,000)     (7,550)
  Dividends from subsidiaries .................      60,000      62,500      61,000
  Mercury County Mutual Insurance Company (ELM)
   transaction ................................          --      (7,000)         --
  Fixed maturities, at market:
    Purchases .................................      (6,087)     (2,042)     (2,008)
    Calls or maturities .......................          23       2,028         854
  Equity securities:
    Purchases .................................      (3,507)     (4,067)    (41,004)
    Sales .....................................       2,187       3,359      36,759
    Calls .....................................         802          --       1,119
  (Increase) decrease in short term cash
  investments, net ............................      (5,811)      2,470       3,233
                                                  ---------    --------    --------
      Net cash provided by investing
       activities .............................      35,607      54,248      52,403

Cash flows from financing activities:
  Net proceeds from issuance of senior notes ..     123,309          --          --
  Increase in notes payable ...................          --      37,000      17,000
  Net payments under credit arrangements ......    (103,039)    (27,000)     (3,000)
  Dividends paid to shareholders ..............     (57,430)    (51,910)    (45,854)
  Purchase and retirement of common stock .....          --      (6,979)     (8,435)
  Stock options exercised .....................       1,344       1,303         565
  Net decrease of ESOP loan ...................      (1,000)     (1,000)     (1,000)
                                                  ---------    --------    --------
     Net cash used in financing activities ....     (36,816)    (48,586)    (40,724)

Net increase (decrease) in cash ...............       4,713      (2,908)      1,126
Cash:
  Beginning of the year .......................      (5,392)     (2,484)     (3,610)
                                                  ---------    --------    --------
  End of the year .............................   $    (679)   $ (5,392)   $ (2,484)
                                                  =========    ========    ========

                  See notes to condensed financial information.

                           MERCURY GENERAL CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                           December 31, 2001 and 2000

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Management Fee Income

     Through December 31, 2000, under a management agreement, the Company performed management services which included all underwriting and claims servicing functions for its subsidiaries. Since January 1, 2001 these management services have been provided by Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company.

Dividends Received From Subsidiaries

     Dividends of $60,000,000, $62,500,000, and $61,000,000 were received by the
Company from its wholly-owned subsidiaries in 2001, 2000 and 1999, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

     At December 31, 2001 and 2000, the Company had cash overdrafts of $679,000 and $5,392,000 respectively which are classified in "other liabilities" in the accompanying condensed balance sheet.

Capitalization of Subsidiaries

     In 2001, the Company contributed $7 million and $5 million, respectively, for the formation and initial capitalization of Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

                                                                     SCHEDULE IV

                           MERCURY GENERAL CORPORATION

                                   REINSURANCE

                       Three years ended December 31, 2001

                              Amounts in thousands

                                                Ceded to
                                     Direct       other                  Net
                                     amount     companies   Assumed     amount
                                   ----------   ---------   -------   ----------
Property and Liability insurance earned premiums
     2001......................... $1,374,988    $ 7,233    $12,806   $1,380,561
     2000......................... $1,233,263    $ 8,659    $24,655   $1,249,259
     1999......................... $1,186,385    $ 8,844    $10,766   $1,188,307