Form 10-Q
period 2002-03-31
MERCURY GENERAL CORP
filed 2002-05-08
CIK 64996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

   For the Quarter Ended March 31, 2002           Commission File No. 0-3681


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

                                   Yes X    No
                                      ---     ---

At May 1, 2002, the Registrant had issued and outstanding an aggregate of 54,303,098 shares of its Common Stock.

Item 1. Financial Statements

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              AMOUNTS EXPRESSED IN THOUSANDS, except share amounts

                                   A S S E T S

                                                               March 31,        December 31,
                                                                 2002              2001
                                                               ---------        ------------
Investments:
   Fixed maturities available for sale (amortized cost
    $1,594,268 in 2002 and $1,560,180 in 2001) ..............  $1,599,637       $1,586,433
   Equity securities available for sale (cost $276,917
    in 2002 and $277,925 in 2001) ...........................     277,583          277,787
   Short-term cash investments, at cost, which
    approximates market .....................................      98,077           71,951
                                                               ----------       ----------
              Total investments .............................   1,975,297        1,936,171
Cash ........................................................       8,439            3,851
Receivables:
   Premiums receivable ......................................     159,439          143,612
   Premium notes ............................................      18,644           17,256
   Accrued investment income ................................      26,330           27,979
   Other ....................................................      24,080           29,529
                                                               ----------       ----------
                                                                  228,493          218,376
Deferred policy acquisition costs ...........................      90,307           83,440
Fixed assets, net ...........................................      45,900           44,448
Deferred income taxes .......................................       8,682            1,252
Other assets ................................................      30,116           29,002
                                                               ----------       ----------
              Total assets ..................................  $2,387,234       $2,316,540
                                                               ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses .........................  $  552,465       $  534,926
Unearned premiums ...........................................     455,845          421,342
Notes payable ...............................................     129,602          129,513
Loss drafts payable .........................................      57,246           53,629
Accounts payable and accrued expenses .......................      47,573           46,638
Current income taxes ........................................       6,120            4,367
Other liabilities ...........................................      68,208           56,414
                                                               ----------       ----------
              Total liabilities .............................   1,317,059        1,246,829
                                                               ----------       ----------
Shareholders' equity:
   Common stock without par value or stated value.
    Authorized 70,000,000 shares; issued and outstanding
     54,298,898 shares in 2002 and 54,276,798 shares in
     2001 ...................................................      54,563           53,955
   Accumulated other comprehensive income ...................       3,908           16,975
   Unearned ESOP compensation ...............................        (750)          (1,000)
   Retained earnings ........................................   1,012,454          999,781
                                                               ----------       ----------
             Total shareholders' equity .....................   1,070,175        1,069,711
                                                               ----------       ----------
   Commitments and contingencies ............................  $2,387,234       $2,316,540
                                                               ==========       ==========

                                       2

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                          Three Months Ended March 31,

         Amounts expressed in thousands, except share and per share data

                                                               2002        2001
                                                               ----        ----
Revenues:
       Earned premiums ....................................  $386,637   $323,772
       Net investment income ..............................    29,504     28,019
       Net realized investment gains ......................       238      4,384
       Other ..............................................       418      1,274
                                                             --------   --------

                Total revenues ............................   416,797    357,449
                                                             --------   --------

Expenses:
       Incurred losses ....................................   278,101    240,217
       Policy acquisition costs ...........................    85,600     71,501
       Other operating expenses ...........................    17,142     15,271
       Interest ...........................................     1,116      1,863
                                                             --------   --------

                Total expenses ............................   381,959    328,852
                                                             --------   --------

       Income before income taxes .........................    34,838     28,597

Income taxes ..............................................     5,884      3,889
                                                             --------   --------

       Net income .........................................  $ 28,954   $ 24,708
                                                             ========   ========

BASIC EARNINGS PER SHARE (average shares outstanding
  54,265,041 in 2002 and 54,154,216 in 2001) ..............  $   0.53   $   0.46
                                                             ========   ========

DILUTED EARNINGS PER SHARE (adjusted weighted average
  shares 54,462,002 in 2002 and 54,350,923 in 2001) .......  $   0.53   $   0.45
                                                             ========   ========

Dividends declared per share ..............................  $   0.30   $  0.265
                                                             ========   ========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                          Three Months Ended March 31,

                         Amounts expressed in thousands

                                                                 2002        2001
                                                             --------    --------
Net income ...............................................   $ 28,954    $ 24,708

Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
      during period ......................................    (20,385)      7,610
     Less: reclassification adjustment for net (gains)
      losses included in net income ......................         305      (4,065)
                                                             --------    --------
         Other comprehensive income (loss) before tax ....    (20,080)      3,545

Income tax expense (benefit) related to unrealized holding
 gains (losses) arising during period ....................     (7,120)      2,664
Income tax expense (benefit) related to reclassification
 adjustment for (gains) losses included in net income ....        107      (1,423)
                                                             --------    --------

Comprehensive income, net of tax .........................   $ 15,887    $ 27,012
                                                             ========    ========

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                           THREE MONTHS ENDED MARCH 31

                         Amounts expressed in thousands

                                                                             2002         2001
                                                                             ----         ----
Cash flows from operating activities:
   Net income .........................................................   $ 28,954      $ 24,708
   Adjustments to reconcile net income to net cash
    provided from operating activities:
      Increase (decrease) in unpaid losses and loss adjustment
       expenses .......................................................     17,539        (9,504)
      Increase in unearned premiums ...................................     34,503        15,822
      Increase in premium notes receivable ............................     (1,388)         (680)
      Increase in premiums receivable .................................    (15,827)       (6,902)
      (Increase) decrease in reinsurance recoveries ...................       (410)          299
      Increase in deferred policy acquisition costs ...................     (6,867)       (3,474)
      Increase in loss drafts payable .................................      3,617         4,130
      Increase in accrued income taxes, excluding deferred
       tax on change in unrealized gain ...............................      1,351            68
      Increase in accounts payable and accrued expenses ...............        934         1,508
      Depreciation ....................................................      2,203         1,482
      Net realized investment gains ...................................       (238)       (4,384)
      Bond accretion, net .............................................     (2,318)       (2,162)
      Increase in premiums collected in advance .......................      7,446         4,521
      Other, net ......................................................     (2,979)       10,940
                                                                          --------      --------
           Net cash provided from operating activities ................     66,520        36,372

Cash flows from investing activities:
   Fixed maturities available for sale:
      Purchases .......................................................   (125,266)      (85,285)
      Sales ...........................................................     67,103        73,059
      Calls or maturities .............................................     25,265         8,310
   Equity securities available for sale:
      Purchases .......................................................    (32,564)      (24,425)
      Sales ...........................................................     34,921        23,739
   Increase (decrease) in receivable for securities ...................     15,144        (1,266)
   Increase in short-term cash investments, net .......................    (26,126)      (12,212)
   Purchase of fixed assets ...........................................     (4,107)       (4,375)
   Sale of fixed assets ...............................................        424           600
                                                                          --------      --------
           Net cash used in investing activities ......................   $(45,206)     $(21,855)

                                  (Continued)

                           MERCURY GENERAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                               2002        2001
                                                               ----        ----
Cash flows from financing activities:
   Increase in notes payable ...........................   $     89    $    189
   Net payments under credit arrangement ...............         --        (500)
   Dividends paid to shareholders ......................    (16,281)    (14,350)
   Proceeds from stock options exercised ...............        466          78
   Net decrease in ESOP loan ...........................     (1,000)     (1,000)
                                                           --------    --------
              Net cash used in financing activities ....    (16,726)    (15,583)
                                                           --------    --------
Net increase (decrease) in cash ........................      4,588      (1,066)
Cash:
   Beginning of the year ...............................      3,851       5,935
                                                           --------    --------
   End of the period ...................................   $  8,439    $  4,869
                                                           ========    ========

Supplemental disclosures of cash flow information
  and non-cash financing activities:
   Interest paid during the period .....................   $  4,305    $  1,888
   Income taxes paid during the period .................   $  4,400    $  3,734
   Tax benefit realized on stock options exercised .....   $    147    $     16


                   MERCURY GENERAL CORPORATION & SUBSIDIARIES

                  NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

         The financial data included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 2002 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         On March 1, 2002, the Company implemented a 4.1% rate increase for private passenger automobile insurance written by Mercury Insurance Company, which in 2001 represented approximately 55% of company-wide premiums written, and a 6.9% combined rate increase for private passenger automobile insurance written by Mercury Casualty Company and California Automobile Insurance Company, which in 2001 collectively represented approximately 24% of company-wide premiums written. These increases went into effect for all new and renewal California business as of March 1, 2002.

     A 6.9% rate increase on the California homeowner's line of business was approved and will go into effect for business written or renewed on or after May 15, 2002. The Company has also filed and is awaiting approval for an additional 6.9% California homeowner's rate increase. The Company has filed for a 5% rate increase for California private passenger automobile insurance written by Mercury Insurance Company, which in 2001 represented approximately 55% of company-wide premiums and a 6.9% rate increase in California private passenger automobile insurance writtten by Mercury Casualty Company and California Automobile Insurance Company, which in 2001, collectively represented approximately 24% of company-wide premium written.

     Certain statements in this report on Form 10-Q are not historical fact and constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the intense competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party "bad-faith" legislation, changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations
---------------------

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

     Premiums earned in the first quarter of 2002 increased 19.4% from the corresponding period in 2001. Premiums written in the first quarter of 2002 increased 22.8% from the corresponding period in 2001. California private passenger automobile premiums and Florida private passenger automobile premiums were the largest contributors to first quarter written premium growth.

     California premiums written, representing 85% of the Company's total premiums, grew approximately 18.6% in the first quarter of 2002 compared to an increase of 6.4% for the comparable period of 2001. Florida premiums written, representing 5% of the Company's total premiums, grew by 91% in the first quarter of 2002 compared to an increase of 20% for the comparable period of 2001. Both states' premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business.

     The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 71.9% in 2002 and 74.2% in 2001. The lower loss ratio in the quarter, as compared to the first quarter of 2001, was largely due to a decrease in loss frequency on California automobile claims that was likely the result of relatively mild weather in the quarter.

     The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 2002 was 26.6% compared to 26.8% in the corresponding period of 2001. Total expenses increased at essentially the same rate as premium volume.

     The combined ratio of losses and expenses (GAAP basis) was 98.5% in the first quarter of 2002 compared with 101.0% in 2001, resulting in an underwriting gain for the period of $5.8 million, compared with a loss of $3.2 million in the corresponding period of 2001.

     Investment income for the first quarter of 2002 was $29.5 million, compared with $28.0 million in the first quarter of 2001. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 5.23% in the first quarter of 2002 compared to 5.52% in the corresponding period of 2001 on average invested assets of $1,950.2 million and $1,769.9 million, respectively.

     Interest expense was $1.1 million for the first quarter of 2002 compared to $1.9 million for the first quarter of 2001. An interest rate swap from fixed to floating on the $125 million senior notes was implemented on January 2, 2002 and accounted for as a fair value hedge. Due to the current environment of low short-term interest rates, the swap reduced the Company's interest expense by approximately $1.2 million when compared to what would have been expensed had the swap not been entered into.

     The income tax provision in the first quarter of 2002 of $5.9 million represented an effective tax rate of 16.9%, compared with an effective rate of 13.6% in the corresponding period of 2001. The higher rate in 2002 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35%, in contrast with investment income which consists primarily of tax exempt interest and tax sheltered dividend income.

     Net income for the first quarter 2002 of $29.0 million, or $.53 per share (diluted), compares with $24.7 million or $.45 per share (diluted) in the corresponding period of 2001. Basic net income per share was $.53 in 2002 and $.46 in 2001.

Liquidity and Capital Resources
-------------------------------

       Net cash provided from operating activities during the first three months of 2002 was $66.5 million, while funds derived from the sale, redemption or maturity of investments was $127.3 million. Fixed-maturity investments, at amortized cost, increased by $34.1 million during the period. Equity investments, including perpetual preferred stocks, decreased by $1.0 million at cost, and short-term cash investments increased by $26.1 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $93.4 million.

       The market value of all investments (fixed-maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $1,871.2 million at March 31, 2002 by $6.0 million. That unrealized gain, reflected as accumulated other comprehensive income, net of applicable tax effects, was $3.9 million at March 31, 2002 compared with an unrealized gain of $17.0 million at December 31, 2001. The decrease in unrealized gains was largely due to an increase in market interest rates and a reduction in market values on certain investments resulting from reduced credit worthiness as perceived by the market.

       The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Statement of Income. No unrealized losses were written off as other than temporary during the first quarter 2002 or 2001.

       The Company's cash and short term investments totaled $106.5 million at March 31, 2002. Together with funds generated internally, such liquid assets are adequate to pay claims without the forced sale of investments.

       Approximately $56.0 million (at cost) of total fixed maturities representing 2.35% of total assets at March 31, 2002 were rated below investment grade. This compares to approximately $40.2 million representing 1.75% of total assets at December 31, 2001. The average rating of the $1,579.2 million bond portfolio (at amortized cost) was AA compared to A at December 31, 2001. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,594.3 million (at cost) include $15.1 million of sinking fund preferreds, principally utility issues.

       Except for company-occupied buildings and land being used for construction of company owned space, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

       Equity holdings of $277.6 million at market (cost $276.9 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 25.9% (at cost) of total shareholders' equity.

       Over the next twelve to eighteen months the Company anticipates spending approximately $10 million of internally generated funds for the construction of a new office building in Rancho Cucamonga, California.

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,029 million at March 31, 2002 and net written premiums for the twelve months ended on that date of $1,521 million, the ratio of writings to surplus was approximately 1.5 to 1.

         The Company's book value per share at March 31, 2002 was $19.72 per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2001.

         An increase in market interest rates during the first three months of the year negatively impacted the value of the Company's investments. The impact is described in the Liquidity and Capital Resources section above.



                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  None

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------
                  None

Item 5.           Other Information
                  -----------------
                  None

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

                                           MERCURY GENERAL CORPORATION

Date: May 7, 2002                          By:    /s/ George Joseph
                                              ----------------------------------
                                                  George Joseph
                                           Chairman and Chief Executive Officer




Date: May 7, 2002                          By:   /s/ Theodore Stalick
                                              ----------------------------------
                                                 Theodore Stalick
                                                 Chief Financial Officer