Form 10-Q
period 2002-06-30
MERCURY GENERAL CORP
filed 2002-08-14
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002

Commission File No. 0-3681

MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-221-1612 (I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

Registrant’s telephone number, including area code:

(323) 937-1060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

At August 6, 2002, the Registrant had issued and outstanding an aggregate of 54,344,648 shares of its Common Stock.

PART 1—FINANCIAL INFORMATION

Item 1.—Financial Statements

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Amounts expressed in thousands, except share amounts

ASSETS
	June 30, 2002	December 31, 2001
Investments:
Fixed maturities available for sale (amortized cost $1,574,897 in 2002 and $1,560,180 in 2001)	$1,626,822	$1,586,433
Equity securities available for sale (cost $253,247 in 2002 and $277,925 in 2001)	245,169	277,787
Short-term cash investments, at cost, which approximates market	110,577	71,951

Total investments	1,982,568	1,936,171
Cash	15,712	3,851
Receivables:
Premiums receivable	165,474	143,612
Premium notes	20,397	17,256
Accrued investment income	28,526	27,979
Other	23,063	29,529

	237,460	218,376
Deferred policy acquisition costs	96,002	83,440
Fixed assets, net	46,534	44,448
Deferred income taxes	12,373	1,252
Other assets	60,471	29,002

Total assets	$2,451,120	$2,316,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$577,477	$534,926
Unearned premiums	484,467	421,342
Notes payable	129,691	129,513
Loss drafts payable	59,089	53,629
Accounts payable and accrued expenses	52,806	46,638
Current income taxes	8,447	4,367
Other liabilities	58,022	56,414

Total liabilities	1,369,999	1,246,829

Shareholders’ equity:
Common stock without par value or stated value Authorized 70,000,000 shares; issued and outstanding 54,344,648 shares in 2002 and 54,276,798 shares in 2001	55,606	53,955
Accumulated other comprehensive income	28,556	16,975
Unearned ESOP compensation	(500)	(1,000)
Retained earnings	997,459	999,781

Total shareholders’ equity	1,081,121	1,069,711

Commitments and contingencies
	$2,451,120	$2,316,540

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except per share data

	2002	2001
Revenues:
Earned premiums	$418,146	$338,171
Net investment income	29,026	27,941
Net realized investment losses	(48,926)	(91)
Other	538	438

Total revenues	398,784	366,459

Expenses:
Incurred losses	296,568	243,421
Policy acquisition costs	91,236	74,256
Other operating expenses	17,498	15,498
Interest	1,045	1,486

Total expenses	406,347	334,661

Income (loss) before income taxes	(7,563)	31,798

Income taxes	(8,864)	5,333

Net income	$1,301	$26,465

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,305,751 in 2002 and 54,167,143 in 2001)	$0.02	$0.49

DILUTED EARNINGS PER SHARE (weighted average shares 54,535,129 as adjusted by 229,378 shares for the dilutive effect of options in 2002 and 54,353,257 as adjusted by 186,114 shares for the dilutive effect of options in 2001)	$0.02	$0.49

Dividends declared per share	$0.30	$0.265

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except per share data

	2002	2001
Revenues:
Earned premiums	$804,783	$661,943
Net investment income	58,530	55,960
Net realized investment gains (losses)	(48,688)	4,293
Other	956	1,712

Total revenues	815,581	723,908

Expenses:
Incurred losses	574,669	483,638
Policy acquisition costs	176,836	145,757
Other operating expenses	34,640	30,769
Interest	2,161	3,349

Total expenses	788,306	663,513

Income before income taxes	27,275	60,395

Income taxes	(2,980)	9,222

Net income	$30,255	$51,173

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,285,508 in 2002 and 54,160,716 in 2001)	$0.56	$0.94

DILUTED EARNINGS PER SHARE (weighted average shares 54,498,678 as adjusted by 213,170 shares for the dilutive effect of options in 2002 and 54,352,126 as adjusted by 191,410 shares for the dilutive effect of options in 2001)	$0.56	$0.94

Dividends declared per share	$0.60	$0.53

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2002	2001
Net income	$1,301	$26,465

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(9,980)	(1,054)
Less: reclassification adjustment for net losses included in net income	47,792	729

Other comprehensive income (loss), before tax	37,812	(325)

Income tax benefit related to unrealized holding losses arising during the period	(3,562)	(369)
Income tax expense related to reclassification adjustment for losses included in net income	16,727	255

Comprehensive income, net of tax	$25,948	$26,254

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2002	2001
Net income	$30,255	$51,173
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(30,365)	6,556
Less: reclassification adjustment for net (gains) losses included in net income	48,097	(3,336)

Other comprehensive income, before tax	17,732	3,220

Income tax expense (benefit) related to unrealized holding gains arising during period	(10,682)	2,295
Income tax benefit (expense) related to reclassification adjustment for (gains) losses included in net income	16,834	(1,168)

Comprehensive income, net of tax	$41,835	$53,266

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2002	2001
Cash flows from operating activities:
Net income	$30,255	$51,173
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in unpaid losses and loss adjustment expenses	42,551	4,819
Increase in unearned premiums	63,125	26,326
Increase in premium notes receivable	(3,141)	(2,276)
Increase in premiums receivable	(21,862)	(7,129)
Decrease in reinsurance recoveries	173	4,857
Increase in deferred policy acquisition costs	(12,562)	(6,316)
Increase (decrease) in loss drafts payable	5,460	(584)
(Decrease) increase in accrued income taxes, excluding deferred tax on change in unrealized gain	(13,248)	257
Increase in accounts payable and accrued expenses	6,168	4,897
Depreciation	4,658	3,087
Net realized investment losses (gains)	48,688	(4,293)
Bond accretion, net	(4,371)	(4,279)
Increase in premiums collected in advance	9,100	4,626
Other, net	(4,461)	9,696

Net cash provided from operating activities	150,533	84,861
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(268,882)	(131,272)
Sales	177,049	98,066
Calls or maturities	46,815	24,386
Equity securities available for sale:
Purchases	(88,577)	(48,702)
Sales	99,241	41,285
Increase in receivable from securities	(30,072)	(778)
Increase in payable from securities	3,259	159
Increase in short-term cash investments, net	(38,626)	(30,776)
Purchase of fixed assets	(8,429)	(7,477)
Sale of fixed assets	1,640	1,117

Net cash used in investing activities	$(106,582)	$(53,992)

(Continued)

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2002	2001
Cash flows from financing activities:
Increase in notes payable	$178	$283
Net payments under credit arrangement	-0-	(500)
Dividends paid to shareholders	(32,577)	(28,704)
Proceeds from stock options exercised	1,309	243
Net decrease in ESOP loan	(1,000)	(1,000)

Net cash used in financing activities	(32,090)	(29,678)

Net increase in cash	11,861	1,191
Cash:
Beginning of the year	3,851	5,935

End of the period	$15,712	$7,126

Supplemental disclosures of cash flow information and non cash financing activities:
Interest paid during the period	$4,425	$3,880
Income taxes paid during the period	$9,888	$8,880
Tax benefit realized on stock options exercised	$324	$35

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses. Actual results could differ materially from those estimates. (See Note 1 “Significant Accounting Policies” to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2002 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    Investments

During the second quarter of 2002, the Company determined that certain invested assets in the telecommunications and energy sectors were other-than-temporarily impaired. Investments that have declined in fair value below cost are monitored closely and if the decline is judged to be other-than-temporary, the asset is written down to fair value. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded, during the second quarter of 2002, a pre-tax realized loss of $46.6 million ($30.3 million after-tax) for this impairment in asset value.

3.    Goodwill and Intangibles

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets on January 1, 2002. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, SFAS No. 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

At June 30, 2002, the Company had recorded on its books approximately $7.3 million of goodwill related to the 1999 acquisition of Concord Insurance Services, Inc. (“Concord”) and approximately $9.3 million of an intangible asset with indefinite useful lives related to the 2000 Elm County Mutual Insurance Company transaction, which has since changed its name to Mercury County Mutual Insurance Company (“MCM”). As required by SFAS No. 142, the Company has assessed the recoverability of these assets and determined that they are not impaired.

Had SFAS No. 142 been effective for 2001, the after-tax impact of reversing the effect of

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and intangibles amortization would have been an increase in net income for the three months ended June 30, 2001 of $314,000 or less than $0.01 per share on both a basic and diluted basis. The after-tax impact for the first six months of 2001, would have been an increase in net income of $628,000 or $0.01 per share for both the basic and diluted calculations.

This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

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

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group (“AFI”) in December 1996, now American Mercury Insurance Group (“AMI”), the Company expanded into the states of Oklahoma and Texas. The Company further expanded its operations into the state of Florida during 1998. Further expansion into Texas occurred with the Concord transaction in December 1999 and the MCM transaction in September 2000. In 2001, the Company expanded into Virginia and New York.

During 2001, approximately 87.5% of the Company’s net premiums written were derived from California. For the first six months of 2002, approximately 85.3% of the Company’s net premiums written were derived from California.

In California and Georgia, insurance rates require prior approval of the State Department of Insurance, while Illinois only requires that rates be filed with the Department of Insurance. Texas, Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

Effective March 1, 2002, the Company implemented a 4.1% rate increase for new and renewal private passenger automobile insurance written by Mercury Insurance Company, which in 2001 represented approximately 55% of company-wide premiums written, and a 6.9% combined rate increase for new and renewal private passenger automobile insurance business written by Mercury Casualty Company and California Automobile Insurance Company, which in 2001 collectively represented approximately 24% of company-wide premiums written. In addition, a 6.9% rate increase in the California homeowner’s line of business was approved and became effective for business written or renewed on or after May 15, 2002. The Company has also taken recent rate increases in several of the other states where business is written.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also filed and is awaiting approval for an additional 6.9% California homeowner’s rate increase. The Company has filed for an additional 5% rate increase for California private passenger automobile insurance written by Mercury Insurance Company, and an additional 6.9% rate increase in California private passenger automobile insurance written by Mercury Casualty Company and California Automobile Insurance Company.

The California Department of Insurance conducts periodic examinations of the Company’s California domiciled insurance subsidiaries. The last examination was as of December 31, 2000. The reports on the results of the examinations were issued in June of 2002. There were no recommended adjustments to the statutory financial statements as filed by the California domiciled insurance subsidiaries. No other states have issued examination reports since those discussed under “Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The State of California has completed income tax audits on Mercury General’s California tax returns for the tax years ended December 31, 1993 through 1996. As part of these audits the California Franchise Tax Board (“FTB”) is challenging the Company’s ability to deduct a portion of its management and interest expenses. Upon completion of these audits, the FTB proposed assessments of approximately $7.6 million, plus interest. The Company has formally appealed the proposed assessments and is currently awaiting a hearing before the California State Board of Equalization (“SBE”). The Company anticipates that the hearing will take place in the spring of 2003.

In a recent court ruling, a statute that allowed Mercury General a tax deduction for the dividends received from its wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the FTB is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997 (See Note 6 “Income Taxes” to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001). Although the FTB has not made a formal assessment for the tax years 1997 through 2000, the Company anticipates a retroactive disallowance that would result in additional tax assessments of approximately $17 million, plus interest.

Management strongly disagrees with the positions taken by the FTB and believes that the issues will ultimately be resolved in favor of the Company. Accordingly, no provision for additional state income tax liabilities for the tax years 1993 through 2000 has been made in the consolidated financial statements.

Management is evaluating strategies that would reduce or eliminate any potential tax liabilities on current and future inter-company dividends. If the issue is not resolved favorably by the State of California or if the tax planning strategies are unsuccessful, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends the Company receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preparation of the Company’s consolidated financial statements requires judgments and estimates. The application of these judgments and estimates and the Company’s critical accounting policies are discussed in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations—Overview” in the Company’s Annual Report in Form 10-K for the year ended December 31, 2001.

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the intense competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve estimates, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Premiums earned in the second quarter of 2002 increased 23.6% from the corresponding period in 2001. Net premiums written in the second quarter of 2002 increased 27.5% from the corresponding period in 2001. Increases in California and Florida private passenger automobile premiums were the largest contributors to the second quarter premium growth.

California premiums written, representing approximately 85% of the Company’s total premiums, grew approximately 23.8% in the second quarter of 2002 compared to an increase of 10.5% for the comparative period of 2001. Florida premiums written, representing approximately 6% of the Company’s total premiums, grew by approximately 107% in the second quarter of 2002 compared to an increase

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of approximately 24% for the comparable period of 2001. Both states’ premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business. Private passenger automobile policies in-force in California have increased from approximately 801,000 at June 30, 2001 to approximately 883,000 at June 30, 2002. In Florida, private passenger automobile policies in-force have increased from approximately 32,000 to approximately 59,000 in the same time period.

The loss ratio in the second quarter of 2002 (loss and loss adjustment expenses related to premiums earned) was 70.9%, compared with 72.0% in 2001. The loss ratio was positively affected by decreased frequency in California automobile claims and higher average premium rates. This was partially offset by increased severity, which the Company attributes to inflationary trends in health care costs, auto parts and body shop labor costs.

The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the second quarter of 2002 was 26.0% compared to 26.5% in the corresponding period of 2001. The decrease is mainly driven by lower salaries and advertising as a percentage of earned premium.

The combined ratio of losses and expenses to premiums earned (GAAP basis) in the second quarter of 2002 was 96.9% in 2002 compared with 98.5% in 2001, resulting in an underwriting gain for the period of $12.8 million, compared with $5.0 million in 2001.

Investment income for the second quarter was $29.0 million, compared with $27.9 million in the second quarter of 2001. The after-tax yield on average investments of $1,985.4 million (fixed maturities and equities valued at cost) was 5.07% compared with 5.43% on average investments of $1,787.6 million in the second quarter of 2001. Average after-tax yields obtained during the second quarter of 2002 on new investments were approximately 75 basis points lower than the overall yield obtained on the portfolio during the quarter.

Interest expense was $1.0 million for the second quarter of 2002 compared to $1.5 million for the second quarter of 2001. An interest rate swap from fixed to floating on the $125 million senior notes was implemented on January 2, 2002 and accounted for as a fair value hedge. Due to the current environment of low short-term interest rates, the swap reduced the Company’s interest expense by approximately $1.3 million when compared to what would have been expensed had the swap not been entered into.

Realized investment losses before income taxes were $48.9 million compared with losses of $0.1 million in the second quarter of 2001. Included in the realized losses are $46.6 million of investment write-downs that the Company considered to be other-than-temporarily impaired. The investment write-downs were on investments in the telecommunications and energy sectors.

The income tax provision in the second quarter of 2002 was a benefit of $8.9 million primarily due to the investment write-downs. Without the write-downs, the income tax provision is $7.4 million or an effective tax rate of 19.0%, compared with an effective rate of 16.8% in 2001. The higher effective rate is principally attributable to the larger proportion of pre-tax income derived from fully taxable underwriting gain and taxable investment income compared to tax exempt investment income.

Net income for the second quarter of $1.3 million, or $.02 per share (diluted), compares with $26.5 million or $.49 per share (diluted) in the corresponding period of 2001. Basic net income per share was $.02 in 2002 and $.49 in 2001. The decrease was primarily due to realized losses on investments of $30.3 million, net of tax, or $0.56 per share (basic and diluted) resulting from the write-down of other-than-temporarily impaired investments. Net operating

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (net income excluding net realized investment gains and losses) was $33.1 million, or $.61 per share (diluted) in 2002 compared to $26.5 million or $.49 per share (diluted) in 2001. The lower combined ratio and increase in premium volume were largely responsible for the increase in net operating income.

Other comprehensive income represents the change in the unrealized gains and losses on the Company’s investments during the period. Other comprehensive income, before tax for the second quarter was approximately $38 million in 2002 compared to a loss of less than $1 million for the corresponding period in 2001. A portion of the increase in other comprehensive income relates to unrealized losses that are now recorded as realized losses due to the write-down of other-than-temporarily impaired investments. In addition, lower interest rates at the end of the second quarter positively impacted the market values of the Company’s municipal bond portfolio.

Six Months ended June 30, 2002 compared to Six Months ended June 30, 2001

Premiums earned in the first six months of 2002 increased 21.6% from the corresponding period in 2001. Net premiums written in the first six months of 2002 increased 25.2% from the corresponding period in 2001. Increases in California and Florida private passenger automobile premiums were the largest contributors to the premium growth.

California premiums written, representing approximately 85% of the Company’s total premiums, grew approximately 21.2% in the first six months of 2002 compared to an increase of 8.4% for the comparative period of 2001. Florida premiums written, representing approximately 6% of the Company’s total premiums, grew approximately 99% in the first six months of 2002 compared to 22% for the comparable period of 2001. Both states’ premium growth was primarily attributable to an increase in unit sales and recent rate increases on private passenger automobile business. Private passenger automobile policies in-force in California have increased from approximately 801,000 at June 30, 2001 to approximately 883,000 at June 30, 2002. In Florida, private passenger automobile policies in-force have increased from approximately 32,000 to approximately 59,000 in the same time period.

The loss ratio (loss and loss adjustment expenses related to premiums earned) in the first six months of 2002 was 71.4%, compared with 73.1% in 2001. The loss ratio was positively affected by a decrease in the frequency of California automobile claims and higher average premium rates. This was partially offset by increased severity, which the Company attributes to inflationary trends in health care costs, auto parts and body shop labor costs.

The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first six months of 2002 was 26.3% compared to 26.7% in 2001. The decrease is mainly driven by lower salaries and advertising as a percentage of earned premium.

The combined ratio of losses and expenses to premiums earned (GAAP basis) was 97.7% in the first six months of 2002 compared with 99.7% in 2001, resulting in an underwriting gain for the period of $18.6 million, compared with $1.8 million in 2001.

Investment income for the first six months of 2002 was $58.5 million, compared with $56.0 million in the six months of 2001. The after-tax yield on average investments of $1,967.6 million (fixed maturities and equities valued at cost), was 5.15% compared with 5.47% on average investments of $1,779.9 million in 2001.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense was $2.2 million for the first six months of 2002 compared to $3.3 million for the first six months of 2001. An interest rate swap from fixed to floating on the $125 million senior notes was implemented on January 2, 2002 and accounted for as a fair value hedge. Due to the current environment of low short-term interest rates, the swap reduced the Company’s interest expense by approximately $2.6 million when compared to what would have been expensed had the swap not been entered into.

Realized investment losses before income taxes in the six months ended June 30, 2002 were $48.7 million compared with a gain of $4.3 million in the six months ended June 30, 2001. Included in the realized losses are $46.6 million of investment write-downs that the Company considered to be other-than-temporarily impaired. The investment write-downs were on investments in the telecommunications and energy sectors.

The income tax provision in the first six months of 2002 was a benefit of $3.0 million primarily due to the investment write-downs. Without the write-downs, the income tax provision is $13.3 million or an effective tax rate of 18.0%, compared with an effective rate of 15.3% in 2001. The higher effective rate is principally attributable to the larger proportion of pre-tax income derived from fully taxable underwriting gain and taxable investment income compared to tax exempt investment income.

Net income for the first six months of 2002 of $30.3 million, or $0.56 per share (diluted), compares with $51.2 million or $0.94 per share (diluted) in 2001. Basic net income per share was $0.56 in 2002 and $0.94 in 2001. The decrease was primarily due to realized losses on investments of $30.3 million, net of tax, or $0.56 per share (basic and diluted) resulting from the write-down of other-than-temporarily impaired investments. Net operating income (net income excluding net realized investment gains and losses) was $61.9 million or $1.14 per share (diluted) in the first six months of 2002 compared to $48.4 million or $0.89 per share (diluted) in 2001. The lower combined ratio and increase in premium volumes were largely responsible for the increase in net operating income.

Other comprehensive income represents the change in the unrealized gains and losses on the Company’s investments occurring during the period. Other comprehensive income, before tax for the first six months of 2002 of approximately $18 million compares with approximately $3 million in 2001. A portion of the increase in other comprehensive income relates to unrealized losses that are now recorded as realized losses due to the write-down of other-than-temporarily impaired investments. In addition, lower interest rates at the end of the second quarter positively impacted the market values of the Company’s municipal bond portfolio.

Liquidity and Capital Resources

Net cash provided from operating activities during the first six months of 2002 was $150.5 million, while funds derived from the sale, call or maturity of investments was $323.1 million, of which approximately 31% was represented by the sale of equities. Fixed-maturity investments, at amortized cost, increased by $14.7 million during the period. Equity investments, including perpetual preferred stocks, decreased by $24.7 million at cost, and short-term cash investments increased by $38.6 million. The amortized cost of fixed-maturities available for sale which were sold or called during the period was $218.1 million.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $1,828.1 million at June 30, 2002 by $43.8

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. That unrealized gain, reflected as accumulated other comprehensive income in shareholders’ equity net of applicable tax effects, was $28.6 million at June 30, 2002 compared with a net unrealized gain of $17.0 million at December 31, 2001.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Statement of Income. During the second quarter 2002, the Company wrote down $46.6 million ($30.3 million after-tax) for investments in the telecommunications and energy sectors that were determined to be other-than-temporarily impaired. Further write-downs are possible due to economic conditions however, the timing and amount of any write-downs are not currently estimable. There were no investment write-downs in the first six months of 2001.

The tax benefit from capital losses is carried as a deferred tax asset. Realization of this asset will be dependent on generating sufficient capital gains in the future. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

The Company’s cash and short term investments totaled $126.3 million at June 30, 2002. Together with funds generated internally, such liquid assets are adequate to pay claims without the forced sale of investments.

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, Mercury General’s insurance subsidiaries are entitled to pay dividends of approximately $102 million during 2002. The amount of dividends paid from insurance subsidiaries to Mercury General during 2001 was $60 million and for the six months ended June 30, 2002 was $41 million. At June 30, 2002, Mercury General also had approximately $54 million of fixed maturity securities, equity securities, and cash, that can be utilized to satisfy its direct holding company obligations.

Approximately $28.8 million (at amortized cost) of total fixed maturities representing approximately 1.2% of total assets were bonds rated below investment grade. This compares to approximately $40.2 million representing approximately 1.7% of total assets at December 31, 2001. The average rating of the $1,560.0 million bond portfolio (at amortized cost) was AA. Bond holdings are broadly diversified geographically, within the tax exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,574.9 million (at amortized cost) include $14.9 million of sinking fund preferreds.

Except for Company-occupied buildings and land being used for construction of Company owned space, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

Equity holdings of $245.2 million at market (cost $253.2 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represent 23.4% (at cost) of total shareholders’ equity.

Over the next twelve to fifteen months, the Company anticipates spending approximately $11 million of internally generated funds for the construction of a new office building in Rancho Cucamonga, California.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,023 million at June 30, 2002 and net written premiums for the twelve months ended on that date of $1,617.8 million, the ratio of writings to surplus was approximately 1.6 to 1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2001.

A decrease in market interest rates during the six months of the year positively impacted the value of the Company’s investments. The impact is described in the Liquidity and Capital Resources section above.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2002. The matters voted upon at the meeting included the election of all nine directors and the ratification of the appointment of the Company’s auditors for the 2002 fiscal year. The votes cast with respect to these two matters were as follows:

1.    Election of Directors

Nominee	Number of shares voted FOR	Number of shares Withheld
Nathan Bessin	52,141,928	371,257

Bruce A. Bunner	52,429,318	83,867

Michael D. Curtius	51,846,750	666,435

Richard E. Grayson	52,428,307	84,878

George Joseph	51,172,211	1,340,974

Gloria Joseph	51,924,850	588,335

Charles E. McClung	51,997,893	515,292

Donald P. Newell	52,145,618	367,567

Donald R. Spuehler	52,143,693	369,492

2.    Proposal to ratify the appointment of KPMG LLP as auditors for the year 2002

FOR	AGAINST	ABSTAIN
52,121,044	383,411	8,730

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    None

(b)    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

By:	/s/ GEORGE JOSEPH
George Joseph Chairman and Chief Executive Officer
Date: August 14, 2002

By:	/s/ THEODORE STALICK
Theodore Stalick Vice President and Chief Financial Officer

Date: August 14, 2002