Form 10-Q
period 2002-09-30
MERCURY GENERAL CORP
filed 2002-11-12
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002	Commission File No. 0-3681

MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-221-1612 (I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

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

At October 31, 2002, the Registrant had issued and outstanding an aggregate of 54,348,148 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.  -  Financial Statements

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,483,043 in 2002 and $1,560,180 in 2001)	$1,566,003	$1,586,433
Equity securities available for sale (cost $242,042 in 2002 and $277,925 in 2001)	218,567	277,787
Short-term cash investments, at cost, which approximates market	322,283	71,951

Total investments	2,106,853	1,936,171
Cash	18,386	3,851
Receivables:
Premiums receivable	179,517	143,612
Premium notes	21,724	17,256
Accrued investment income	24,247	27,979
Other	21,991	29,529

	247,479	218,376
Deferred policy acquisition costs	102,900	83,440
Fixed assets, net	48,460	44,448
Deferred income taxes	11,432	1,252
Other assets	41,249	29,002

	$2,576,759	$2,316,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$635,342	$534,926
Unearned premiums	519,922	421,342
Notes payable	128,781	129,513
Loss drafts payable	63,684	53,629
Accounts payable and accrued expenses	61,488	46,638
Current income taxes	5,661	4,367
Other liabilities	68,072	56,414

Total liabilities	1,482,950	1,246,829

Shareholders’ equity:
Common stock without par value or stated value.
Authorized 70,000,000 shares; issued and outstanding 54,348,148 shares in 2002 and 54,276,798 shares in 2001	55,689	53,955
Accumulated other comprehensive income	38,688	16,975
Unearned ESOP compensation	(250)	(1,000)
Retained earnings	999,682	999,781

Total shareholders’ equity	1,093,809	1,069,711

Commitments and contingencies
	$2,576,759	$2,316,540

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2002	2001

Revenues:
Earned premiums	$455,467	$351,896
Net investment income	27,821	29,043
Net realized investment gains	65	2,784
Other	44	1,355

Total revenues	483,397	385,078

Expenses:
Incurred losses	349,046	250,939
Policy acquisition costs	97,043	76,805
Other operating expenses	19,684	15,393
Interest	947	1,974

Total expenses	466,720	345,111

Income before income taxes	16,677	39,967
Income taxes	(1,843)	7,912

Net income	$18,520	$32,055

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,336,105 in 2002 and 54,182,065 in 2001)	$0.34	$0.59

DILUTED EARNINGS PER SHARE (weighted average shares 54,520,093 as adjusted by 183,988 shares for the dilutive effect of options in 2002 and 54,385,345 as adjusted by 203,280 shares for the dilutive effect of options in 2001)	$0.34	$0.59

Dividends declared per share	$0.30	$0.265

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2002	2001

Revenues:
Earned premiums	$1,260,250	$1,013,839
Net investment income	86,351	85,003
Net realized investment (losses) gains	(48,623)	7,077
Other	1,000	3,067

Total revenues	1,298,978	1,108,986

Expenses:
Incurred losses	923,715	734,577
Policy acquisition costs	273,879	222,562
Other operating expenses	54,324	46,162
Interest	3,108	5,323

Total expenses	1,255,026	1,008,624

Income before income taxes	43,952	100,362
Income taxes	(4,823)	17,134

Net income	$48,775	$83,228

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,302,559 in 2002 and 54,167,910 in 2001)	$0.90	$1.54

DILUTED EARNINGS PER SHARE (weighted average shares 54,506,001 as adjusted by 203,442 for the dilutive effect of options in 2002 and 54,363,277 as adjusted by 195,367 for the dilutive effect of options in 2001)	$0.89	$1.53

Dividends declared per share	$0.90	$0.795

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands

	2002	2001

Net income	$18,520	$32,055
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	14,884	6,895
Less: reclassification adjustment for net (gains) losses included in net income	754	(1,682)

Other comprehensive income, before tax	15,638	5,213
Income tax expense related to unrealized holding gains arising during period	5,209	2,413
Income tax expense (benefit) related to reclassification adjustment for gains (losses) included in net income	267	(588)

Comprehensive income, net of tax	$28,682	$35,443

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2002	2001

Net income	$48,775	$83,228
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(15,481)	13,450
Less: reclassification adjustment for net (gains) losses included in net income	48,851	(5,018)

Other comprehensive income, before tax	33,370	8,432
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	(5,443)	4,707
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	17,100	(1,756)

Comprehensive income, net of tax	$70,488	$88,709

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

2002	2001

Cash flows from operating activities:
Net income	$48,775	$83,228
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in unpaid losses and loss adjustment expenses	100,416	19,871
Increase in unearned premiums	98,580	47,462
Increase in premium notes receivable	(4,468)	(2,879)
Increase in premiums receivable	(35,905)	(18,389)
Decrease in reinsurance recoveries	1,620	6,115
Increase in deferred policy acquisition costs	(19,460)	(10,539)
Increase in premiums collected in advance	11,119	6,387
Increase in loss drafts payable	10,055	3,281
(Decrease) increase in accrued income taxes, excluding deferred tax on change in unrealized gain	(20,565)	7,080
Increase in accounts payable and accrued expenses	14,850	11,506
Depreciation	7,162	4,925
Net realized investment losses (gains)	48,623	(7,077)
Bond accretion, net	(5,881)	(6,556)
Other, net	1,043	11,360

Net cash provided from operating activities	255,964	155,775
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(348,067)	(243,917)
Sales	314,608	157,373
Calls or maturities	82,044	38,431
Equity securities available for sale:
Purchases	(140,805)	(72,805)
Sales	162,039	47,427
Increase in receivable for securities	(10,064)	-0	-
Increase in payable for securities	9,878	14,814
Increase in short-term cash investments, net	(250,332)	(66,048)
Purchase of fixed assets	(12,932)	(10,664)
Sale of fixed assets	1,713	1,622

Net cash used in investing activities	$(191,918)	$(133,767)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	$-0	-	$123,309
Net payments under credit arrangements	(1,000)	(102,500)
Dividends paid to shareholders	(48,874)	(43,059)
Proceeds from stock options exercised	1,363	409
Net decrease in ESOP loan	(1,000)	(1,000)

Net cash used in financing activities	(49,511)	(22,841)

Net increase (decrease) in cash	14,535	(833)
Cash:
Beginning of the year	3,851	5,935

End of the period	$18,386	$5,102

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,310	$4,561
Income taxes paid during the period	$15,376	$10,070
Debt issuance costs	$-0	-	$1,345
Tax benefit realized on stock options exercised	$344	$101

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses.  Actual results could differ materially from those estimates.  (See Note 1 “Significant Accounting Policies” to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

          The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit.  In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2002 and the results of operations, comprehensive income and cash flows for the periods presented have been made.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.        Investments

          During 2002, the Company has determined that certain invested assets in the telecommunications and energy sectors were other-than-temporarily impaired.  Investments that have declined in fair value below cost are monitored closely and if the decline is judged to be other-than-temporary, the asset is written down to fair value.  In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded, during the first nine months of 2002, a pre-tax realized loss of $50.2 million ($32.6 million after-tax) for this impairment in asset value.

3.        Goodwill and Intangibles

          The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, on January 1, 2002.  SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill.  In addition, SFAS No. 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

          At September 30, 2002, the Company had recorded approximately $7.3 million of goodwill related to the 1999 acquisition of Concord Insurance Services, Inc. (“Concord”) and approximately $9.3 million of an intangible asset with an indefinite useful life related to the 2000 Elm County Mutual Insurance Company transaction, which has since changed its name to Mercury County Mutual Insurance Company (“MCM”).  As required by SFAS No. 142, the Company has assessed the recoverability of these assets and determined that they are not impaired.

          Had SFAS No. 142 been effective for 2001, the after-tax impact of reversing the effect of goodwill and intangibles amortization would have been an increase in net income for the three months ended September 30, 2001 of $314,000 or less than $0.01 per share on both a basic and diluted basis.  The after-tax impact for the first nine months of 2001 would have been an increase in net income of $942,000 or $0.02 per share for both the basic and diluted calculations.

          This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws.  The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.  These cycles can have a large impact on the ability of the Company to grow and retain business.

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

          During 2001, approximately 87.5% of the Company’s net premiums written were derived from California.  For the first nine months of 2002, approximately 85.2% of the Company’s net premiums written were derived from California.

          In California and Georgia, insurance rates require prior approval of the State Department of Insurance, while Illinois and Texas only require that rates be filed with the Department of Insurance.  Oklahoma and Florida have a modified version of prior approval laws.  In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

          Effective March 1, 2002, the Company implemented a 4.1% rate increase for new and renewal private passenger automobile insurance written by Mercury Insurance Company, which in 2001 represented approximately 55% of company-wide premiums written, and a 6.9% combined rate increase for new and renewal private passenger automobile insurance business written by Mercury Casualty Company and California Automobile Insurance Company, which in 2001 collectively represented approximately 24% of company-wide premiums written. In addition, a 6.9% rate increase on the California homeowner’s line of business was approved and became effective for business written or renewed on or after May 15, 2002. Effective July 15, 2002, the Company implemented a 10.1% rate increase in Florida private passenger automobile insurance.

          The Company has also received approval for an additional 6.9% California homeowner’s rate increase  that will be implemented December 15, 2002.  The Company was granted an additional 3.2% rate increase for California private passenger automobile insurance written by Mercury Insurance Company, and an additional 6.9% rate increase in California private passenger automobile insurance written by Mercury Casualty Company and California Automobile Insurance Company, all effective November 1, 2002. The Company has also taken recent rate increases in other states where business is written.  The Company will continue to seek additional rate increases at a rate that keeps pace with or exceeds loss cost inflation.

          The California Department of Insurance conducts periodic examinations of the Company’s California domiciled insurance subsidiaries.  The last examination was as of December 31, 2000.  The reports on the results of the examinations were issued in June 2002.  There were no recommended adjustments to the statutory financial statements as filed by the California domiciled insurance subsidiaries.  No other states have issued examination reports since those discussed under “Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

          The State of California has completed income tax audits on Mercury General’s California tax returns for the tax years ended December 31, 1993 through 1996.  As part of these audits the California Franchise Tax Board (“FTB”) is challenging Mercury General’s ability to deduct a portion of its management and interest expenses.  Upon completion of these audits, the FTB proposed assessments of approximately $7.6 million, plus interest.  The Company has formally appealed the proposed assessments and is currently awaiting a hearing before the California State Board of Equalization (“SBE”).  The SBE has notified Mercury General that the hearing will take place in March of 2003.

          In a recent court ruling, a statute that allowed Mercury General a tax deduction for the dividends received from its wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the FTB is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid.  As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997 (See Note 6 “Income Taxes” to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001). The Company has been assessed $7.4 million plus interest for the 1997 and 1998 tax years and  anticipates an assessment of $9.9 million plus interest for the 1999 and 2000 tax years.  The FTB has recently given notice of their intent to audit the 2001 tax year.

          Management strongly disagrees with the positions taken by the FTB and believes that the issues will ultimately be resolved in favor of the Company.  Accordingly, no provision for additional state income tax liabilities for the tax years 1993 through 2000 has been made in the consolidated financial statements.

          Management has taken appropriate actions to reduce or eliminate any potential tax liabilities on 2001 and future inter-company dividends.  However, if the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries.  While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

          The preparation of the Company’s consolidated financial statements requires judgment and estimates.  The application of these judgments and estimates and the Company’s critical accounting policies are discussed in Item 7. “Managements Discussion and Analysis of

Financial Condition and Results of Operations - Overview” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

          Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves.  Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control.  Generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency.  Reported results may therefore appear to be volatile in certain accounting periods.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document.  Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties.  If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

          Premiums earned in the third quarter of 2002 increased 29.4% from the corresponding period in 2001.  Net premiums written in the third quarter of 2002 increased 31.5% from the corresponding period in 2001.  Increases in California and Florida private passenger automobile premiums were the largest contributors to the third quarter premium growth.

          California premiums written, representing approximately 85% of the Company’s total premiums, grew approximately 28.5% in the third quarter of 2002 compared to an increase of 14.9% for the comparative period of 2001.  Florida premiums written, representing approximately 6% of the Company’s total premiums, grew by approximately 104% in the third quarter of 2002 compared to an increase of approximately 40% for the comparable period of 2001.  Both states’ premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business.  Private passenger automobile policies in-force in California have increased from approximately 813,000 at September 30, 2001, to approximately 916,000 at September 30, 2002.  In Florida, private passenger automobile policies in-force have increased from approximately 37,000 to approximately 66,000 in the same time period.

          The loss ratio (loss and loss adjustment expenses related to premiums earned) in the third quarter of 2002 was 76.6%, compared with 71.3% in 2001. The increase in the loss ratio is primarily due to loss development on California automobile lines prior period reserves caused by loss cost inflation in excess of previous expectations.  At September 30, 2002, the Company determined that the California bodily injury inflation rate for the 2001 accident year and the 2002 accident period should be increased to approximately 8% compared to approximately 4% that was calculated and recorded at June 30, 2002.  This adjustment negatively affected the third quarter loss ratio by approximately 5.5 percentage points.

          Adverse loss development in the quarter was approximately $14 million on 2001 and prior accident year losses and an estimated $11 million on the first and second accident quarters of 2002.  The $11 million estimated development for the first and second accident quarters of 2002 is based on applying the 8% bodily injury severity inflation rate we expect for the entire 2002 accident year to the losses recorded on the first and second accident quarters of 2002.  Loss frequency trends remained flat to slightly favorable for the majority of the Company’s lines of business.

          The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the third quarter of 2002 was 25.6% compared to 26.2% in the corresponding period of 2001.  The decrease is mainly driven by a reduction in some profitability related accruals and benefits from economies of scale.

          The combined ratio of losses and expenses to premiums earned (GAAP basis) in the third quarter of 2002 was 102.2% compared with 97.5% in the third quarter of 2001, resulting in an underwriting loss for the period of $10.3 million, compared with a gain of $8.8 million in 2001.

          Investment income for the third quarter was $27.8 million, compared with $29.0 million in the third quarter of 2001.  The after-tax yield on average investments of $2,068.3 million (fixed maturities and equities valued at cost) was 4.81% compared with 5.38% on average investments of $1,849.1 million in the third quarter of 2001.  Average after-tax yields obtained during the third quarter of 2002 on new investments excluding short-term cash were approximately 75 basis points lower than the overall yield obtained on the portfolio during the quarter.  Short-term cash investments yielded approximately 1.1% after tax, during the third quarter.

          Interest expense was $0.9 million for the third quarter of 2002 compared to $2.0 million for the third quarter of 2001.  An interest rate swap from fixed to floating on the Company’s $125 million senior notes was implemented on January 2, 2002 and accounted for as a fair value hedge.  Due to the current environment of low short-term interest rates, the swap reduced the Company’s interest expense by approximately $1.4 million when compared to what would have been expensed had the Company not entered into the swap.

          Net realized investment gains before income taxes were $0.1 million compared with $2.8 million in the third quarter of 2001.  Included in the net realized investment gains is a $3.6 million write-down of an investment that the Company considered to be other-than-temporarily impaired. The investment write-down was made on a bond in the energy sector.  There were no write-downs in 2001.

          Income tax was a benefit of $1.8 million for the third quarter of 2002 primarily due to the $10.3 underwriting loss recorded for the period.

          Net income for the third quarter of $18.5 million, or $.34 per share (diluted), compares with $32.1 million or $0.59 per share (diluted) in the corresponding period of 2001. Basic net income per share was $0.34 in 2002 and $0.59 in 2001.  The decrease was primarily due to the underwriting loss recorded for the period.  Net operating income (net income excluding net realized investment gains and losses) for the third quarter was essentially the same as net income due to realized gains of less than $0.1 million.

          Other comprehensive income represents the change in the unrealized gains and losses on the Company’s investments during the period.  Other comprehensive income, before tax for the third quarter was approximately $16 million in 2002 compared to approximately $5 million for the corresponding period in 2001. Lower interest rates at the end of the third quarter positively impacted the market values of the Company’s municipal bond portfolio. A portion of the increase in other comprehensive income relates to unrealized losses that are now recorded as realized losses due to the write-down of other-than-temporarily impaired investments.

Nine Months ended September 30, 2002 compared to Nine Months ended September 30, 2001

          Premiums earned in the first nine months of 2002 increased 24.3% from the corresponding period in 2001.  Net premiums written in the first nine months of 2002 increased 27.4% from the corresponding period in 2001. Increases in California and Florida private passenger automobile premiums were the largest contributors to the premium growth.

          California premiums written, representing approximately 85% of the Company’s total premiums, grew approximately 23.7% in the first nine months of 2002 compared to an increase of 10.6% for the comparative period of 2001.  Florida premiums written, representing approximately 6% of the Company’s total premiums, grew approximately 101% in the first nine months of 2002 compared to 28% for the comparable period of 2001.  Both states’ premium growth was primarily attributable to an increase in unit sales and recent rate increases on private passenger automobile business.  Private passenger automobile policies in-force in California have increased from approximately 813,000 at September 30, 2001, to approximately 916,000 at September 30, 2002.  In Florida, private passenger automobile policies in-force have increased from approximately 37,000 to approximately 66,000 in the same time period.

          The loss ratio  (loss and loss adjustment expenses related to premiums earned) in the first nine months of 2002 was 73.3%, compared with 72.5% in 2001. The increase in the loss ratio is primarily due to loss development on California automobile lines prior year reserves caused by loss cost inflation in excess of previous expectations. The adverse loss development negatively affected the nine month loss ratio by approximately 2 percentage points.

          The expense ratio (policy acquisition costs and other expenses related to premiums earned) in the first nine months of 2002 was 26.0% compared to 26.5% in 2001.  The decrease is mainly driven by a reduction in some profitability related accruals and benefits from economies of scale.

          The combined ratio of losses and expenses to premiums earned (GAAP basis) was 99.3% in the first nine months of 2002 compared with 99.0% in 2001, resulting in an underwriting gain for the period of $8.3 million compared with $10.5 million in 2001.

          Investment income for the first nine months of 2002 was $86.4 million, compared with $85.0 million in the nine months of 2001.  The after-tax yield on average investments of $2,006.1 million (fixed maturities and equities valued at cost), was 5.02% compared with 5.43% on average investments of $1,805.2 million in 2001.

          Interest expense was $3.1 million for the first nine months of 2002 compared to $5.3 million for the first nine months of 2001.  An interest rate swap from fixed to floating on the Company’s $125 million senior notes was implemented on January 2, 2002 and accounted for as a fair value hedge.  Due to the current environment of low short-term interest rates, the swap reduced the Company’s interest expense by approximately $4.1 million when compared to what would have been expensed had the Company not entered into the swap.

          Net realized investment losses before income taxes in the nine months ended September 30, 2002 were $48.6 million compared with a gain of $7.1 million in the nine months ended September 30, 2001.  Included in the net realized investment losses are $50.2 million of investment write-downs that the Company considered to be other-than-temporarily impaired.  The investment write-downs were on investments in the telecommunications and energy sectors.

          The income tax benefit in the first nine months of 2002 of $4.8 million was primarily due to the investment write-downs of $50.2 million.  Without the write-downs, the income tax provision is $12.7 million or an effective tax rate of 13.5%, compared with an effective rate of 17.1% in 2001. The lower effective rate is principally attributable to the larger proportion of pre-tax investment income derived from tax exempt investment securities compared to fully taxable underwriting gain and taxable investment income.

          Net income for the first nine months of 2002 of $48.8 million, or $0.89 per share (diluted), compares with $83.2 million or $1.53 per share (diluted) in 2001.  Basic net income per share was $0.90 in 2002 and $1.54 in 2001.  The decrease is primarily due to realized losses on investments of $32.6 million, net of tax, or $0.60 per share (basic and diluted) resulting from the write-down of other-than-temporarily impaired investments and the adverse development on prior year loss reserves recorded during the nine months.  Net operating income (net income excluding net realized investment gains and losses) was $80.4 million or $1.47 per share (diluted) in the first nine months of 2002 compared to $78.6 million or $1.45 per share (diluted) in 2001.

          Other comprehensive income represents the change in the unrealized gains and losses on the Company’s investments occurring during the period.  Other comprehensive income, before tax for the first nine months of 2002 of approximately $33 million compares with approximately $8 million in 2001.  Other comprehensive income was positively impacted by lower market interest rates and was affected by the realization of previously unrealized losses.

Liquidity and Capital Resources

          Net cash provided from operating activities during the first nine months of 2002 was $256 million, while funds derived from the sale, call or maturity of investments was $558.7 million, of which approximately 29% was represented by the sale of equities.  Fixed-maturity investments, at amortized cost, decreased by $77.1 million during the period.  Equity investments, including perpetual preferred stocks, decreased by $35.9 million at cost, and short-term cash investments increased by $250.3 million.  The amortized cost of fixed-maturities available for sale which were sold or called during the period was $393.2 million.

          The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $1,725.1 million at September 30, 2002 by $59.5 million.  That unrealized gain, reflected as accumulated other comprehensive income in shareholders’ equity net of applicable tax effects, was $38.7 million at September 30, 2002 compared with a net unrealized gain of $17.0 million at December 31, 2001.

          The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Statement of Income.  During the first nine months of 2002, the Company wrote down $50.2 million ($32.6 million after-tax) of investments in the telecommunications and energy sectors that were determined to be other-than-temporarily impaired.  Further write-downs are possible due to economic conditions, however, the timing and amount of any write-downs are not currently estimable. There were no investment write-downs in the first nine months of 2001.

          The tax benefit from capital losses is carried as a deferred tax asset.  Realization of this asset will be dependent on generating sufficient capital gains in the future.  Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

          The Company’s cash and short term investments totaled $340.7 million at September 30, 2002. Together with funds generated internally, such liquid assets are adequate to pay claims without the forced sale of investments.

          On October 25, 2002, the Board of Directors of the Company declared a cash dividend of $.30 per share payable on December 26, 2002 to shareholders of record on December 13, 2002. Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders.  Under current insurance law, Mercury General’s insurance subsidiaries are entitled to pay, without extraordinary approval, dividends of approximately $102 million during 2002.  The amount of dividends paid from insurance subsidiaries to Mercury General during 2001 was $60 million and for the nine months ended September 30, 2002 was $59 million. At September 30, 2002, Mercury General also had approximately $51 million of fixed maturity securities, equity securities, and cash that can be utilized to satisfy its direct holding company obligations.

          Approximately $35.3 million (at amortized cost) of total fixed maturities representing approximately 1.4% of total assets were bonds rated below investment grade.  This compares to approximately $40.2 million representing approximately 1.7% of total assets at December 31, 2001.  The average rating of the $1,468.9 million bond portfolio (at amortized cost) was A.  Bond holdings are broadly diversified geographically, within the tax exempt sector. Fixed-maturity investments of $1,483.0 million (at amortized cost) include $14.1 million of sinking fund preferreds.

          Except for Company-occupied buildings and land being used for construction of Company owned space, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

          Equity holdings of $218.6 million at market (cost $242.0 million), including perpetual preferred issues, are largely confined to the public utility, financial and banking sectors and represent 22% (at cost) of total shareholders’ equity.

          Over the next nine months, the Company anticipates spending approximately $14 million of internally generated funds for the construction of a new office building in Rancho Cucamonga, California.

          Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1.  Based on the combined surplus of all of the licensed insurance subsidiaries of $988 million at September 30, 2002 and net written premiums for the twelve months ended on that date of $1,735.7 million, the ratio of writings to surplus was approximately 1.8 to 1.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2001.

          A decrease in market interest rates during the nine months of the year positively impacted the value of the Company’s investments.  The impact is described in the Liquidity and Capital Resources section above.

Item 4.           Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

          There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

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

                      None

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

MERCURY GENERAL CORPORATION

Date: November 12, 2002	By:	/s/ GEORGE JOSEPH

George Joseph Chairman and Chief Executive Officer

Date: November 12, 2002	By:	/s/ THEODORE STALICK

Theodore Stalick Vice President and Chief Financial Officer

Certification of Chief Executive Officer

I, George Joseph, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury General Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ GEORGE JOSEPH

George Joseph, Chief Executive Officer

Certification of Chief Financial Officer

I, Theodore Stalick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury General Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ THEODORE STALICK

Theodore Stalick, Vice President and Chief Financial Officer