Form 10-K
period 2002-12-31
MERCURY GENERAL CORP
filed 2003-03-07
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 0-3681

MERCURY GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-221-1612
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 937-1060

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒     No  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at June 28, 2002, was approximately $1,236,439,302 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 14, 2003, the Registrant had issued and outstanding an aggregate of 54,388,148 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 14, 2003 are incorporated herein by reference into Part III hereof.

Item 1.    Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 2002, private passenger automobile insurance and commercial automobile insurance accounted for 88.5% and 3.7%, respectively, of the Company’s total gross premiums written. The percentage of gross automobile insurance premiums written during 2002 by state was 86.0% in California, 6.2% in Florida, 4.3% in Texas, 1.2% in Oklahoma, 0.9% in Illinois, 0.9% in Georgia and 0.5% in all other states. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 7.8% of gross written premiums in 2002, of which approximately 15.1% was in commercial lines.

The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, personal injury protection, property damage liability, comprehensive, collision and other hazards. The Company’s published maximum limits of liability for bodily injury are $250,000 per person, $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile plan. However, under the majority of the Company’s automobile policies, the limits of liability are equal to or less than $100,000 per person, $300,000 per accident and $50,000 for property damage.

In 2002, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”) and American Mercury Lloyds Insurance Company (“AML”), maintained their rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI and AML, which accounted for approximately 5% of the Company’s 2002 net written premiums, maintained their A.M. Best rating of A- (Excellent).

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia, Latham, New York, Vernon Hills, Illinois, Atlanta, Georgia, Clearwater, Florida, Oklahoma City, Oklahoma, and Austin, Dallas, Fort Worth, Houston and San Antonio, Texas. The Company has approximately 3,300 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed or furnished to the SEC pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with, or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written or faxed request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010 (fax: (323) 857-4923).

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“Mercury Casualty or MCC”), a California automobile insurer founded in 1961 by George Joseph, Mercury General’s Chief Executive Officer. In addition to MCC, Mercury General has seven direct and six indirect subsidiaries. The Company also manages and controls a Texas county mutual insurer through a management agreement. The Company’s insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance Company (“Mercury Insurance or MIC”), and California Automobile Insurance

Company (“Cal Auto”). The Company formed two subsidiaries, Mercury Insurance Company of Georgia (“MICGA”) and Mercury Insurance Company of Illinois (“MICIL”) in 1989 to write automobile insurance and added Mercury Indemnity Company of Georgia (“MIDGA”) and Mercury Indemnity Company of Illinois (“MIDIL”) in 1992 to write preferred risk automobile insurance in those two states. In December 1996, the Company acquired American Mercury Insurance Company (formerly, American Fidelity Insurance Company) and American Fidelity Insurance Management Company, Inc. (“AFIMC”), a Texas corporation which serves as the attorney-in-fact for American Mercury Lloyds Insurance Company (formerly, American Fidelity Lloyds Insurance Company), a Texas insurer.

In December 1999, the Company acquired control of Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency headquartered in Houston, Texas. In September 2000, the Company acquired the authority and right to manage and control Elm County Mutual Insurance Company (“Elm”), a mutual insurance company organized under Chapter 17 of the Texas Insurance Code. The acquisition was made through the purchase of a management agreement from Employers Reinsurance Corporation. Effective January 2, 2001, Elm County Mutual Insurance Company’s name was changed to Mercury County Mutual Insurance Company (“MCM”). MCM’s results of operations are included in the consolidated results of the Company effective September 30, 2000. In December 2001, the Company received authority to write automobile insurance in the state of Florida through two newly established companies, Mercury Insurance Company of Florida (“MICFL”) and Mercury Indemnity Company of Florida (“MIDFL”). In January 2002, MICFL commenced writing new business as well as renewing business that was previously written through MCC in Florida.

Prior to January 1, 2001, Mercury General furnished management services to its California, Georgia, Illinois and Oklahoma subsidiaries. Since January 1, 2001, these management services have been provided by Mercury Insurance Services, LLC (“MISLLC”), a subsidiary of Mercury Casualty. Mercury General, its subsidiaries and AML and MCM, are referred to collectively as the “Company” unless the context indicates otherwise. Mercury General Corporation individually is referred to as “Mercury General.” All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, MISLLC and Concord, are referred to as the “Insurance Companies.” The term “California Companies” refers to Mercury Casualty, Mercury Insurance and California Automobile Insurance Company.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Insurance Commissioners of the applicable states. Automobile insurance rates on voluntary business in California are subject to prior approval by the California Department of Insurance (“DOI”). The Company uses its own extensive data base to establish rates and classifications. The California DOI has in effect rating factor regulations that influence the weight the Company ascribes to various classifications of data.

At December 31, 2002, “good drivers” (as defined by the California Insurance Code) accounted for approximately 76% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 24%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners insurance to California residents.

The Company also offers a monthly pay policy through Cal Auto targeted at higher risk (“non-standard”) drivers. This voluntary business accounts for approximately 9% of the total voluntary private passenger automobile policies in force in California.

The Company’s Oklahoma and Texas private passenger automobile business in force, underwritten through AMI, is primarily standard and preferred risks. AMI offers a non-standard policy in Texas and Oklahoma and homeowners insurance to Oklahoma residents. The non- standard policies in force represent approximately 29% of the total policies in force written by AMI and is less than 1% of the Company’s total policies in force at December 31, 2002 and was not material.

The Company also offers non-standard private passenger automobile coverage in Texas through Concord. Non-standard policies in force, written through Concord, were not a significant portion of the Company’s total policies in force at December 31, 2002.

The Company’s Florida private passenger automobile business in force, underwritten by MICFL in 2002, consists of standard, non-standard and preferred risks and accounts for approximately 5% of the Company’s total policies in force at December 31, 2002. The Company also offers homeowners insurance to Florida residents. The amount of Florida homeowners policies in force at December 31, 2002 was not material.

The Company’s Illinois, Georgia, Virginia and New York private passenger automobile business in force is primarily standard and preferred risks and represents less than 3% of the Company’s total policies in force at December 31, 2002. The Company also offers homeowners insurance to Illinois and Georgia residents.

Production and Servicing of Business

The Company sells its policies through more than 2,700 independent agents and brokers, of which approximately 1,000 are located in California, approximately 800 are located in Florida and approximately 400 represent AMI in Oklahoma and Texas. The remainder are located in Georgia, Illinois, New York and Virginia. Over half of the agents and brokers in California have represented the Company for more than ten years. The agents and brokers, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

Other than one broker that produced approximately 16%, 17% and 18% during 2002, 2001, and 2000, respectively, of the Company’s total direct premiums written, no agent or broker accounted for more than 2% of direct premiums written.

The Company believes that it compensates its agents’ and brokers’ above the industry average. During 2002, total commissions and bonuses incurred were 16.4% of net premiums written.

The Company, in an effort to assist its agents and brokers, released a new software design, “Quicksilver,” which streamlines the quoting and new business application process. Quicksilver is internet based, increases accessibility to its agents and brokers and reduces the support required by the Company’s previous system. Quicksilver contains intuitive underwriting features providing faster and more accurate price quotes, and a simple design which enables users with little or no experience to utilize this application immediately.

The Company’s advertising budget is allocated amongst television, newspaper and direct mailing media to provide the best coverage available within defined media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s agents and brokers based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate and intends to maintain the current level of advertising in 2003 (See Competitive Conditions).

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

The ultimate liability may be greater or less than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986 does, however, require the Company to discount loss reserves for Federal income tax purposes.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses, beginning of year	$516,592	$463,803	$418,800
Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	1,242,060	993,510	878,144
Increase in provision for insured events of prior years	26,183	16,929	23,637

Total incurred losses and loss adjustment expenses	1,268,243	1,010,439	901,781

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	759,165	636,007	562,163
Losses and loss adjustment expenses attributable to insured events of prior years	360,781	321,643	294,615

Total payments	1,119,946	957,650	856,778

Net reserves for losses and loss adjustment expenses at the end of the period	664,889	516,592	463,803
Reinsurance recoverable	14,382	18,334	28,417

Gross liability at end of year	$679,271	$534,926	$492,220

The increase in the provision for insured events of prior years in 2002, 2001 and 2000 largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2002	2001	2000
	(Amounts in thousands)
Reserves reported on a SAP basis	$664,889	$516,592	$463,803
Reinsurance recoverable	14,382	18,334	28,417

Reserves reported on a GAAP basis	$679,271	$534,926	$492,220

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table represents the development of loss reserves for the period 1992 through 2002. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2002.

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

	As of December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses	$239,203	$214,525	$223,392	$250,990	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889
Paid (cumulative) as of:
One year later	135,188	143,272	145,664	167,226	206,390	247,310	263,805	294,615	321,643	360,781
Two years later	184,119	187,641	198,967	225,158	291,552	338,016	366,908	403,378	431,498
Three years later	197,371	204,606	214,403	248,894	316,505	369,173	395,574	429,787
Four years later	201,365	207,704	219,596	253,708	324,337	379,233	402,000
Five years later	202,383	209,930	220,852	255,688	329,109	381,696
Six years later	203,578	210,281	221,771	257,041	329,825
Seven years later	203,461	210,767	222,912	256,654
Eight years later	203,657	211,655	222,492
Nine years later	203,673	211,212
Ten years later	203,544
Net reserves re-estimated as of:
One year later	204,479	204,451	216,684	247,122	324,572	376,861	393,603	442,437	480,732	542,775
Two years later	204,999	207,089	222,861	254,920	329,210	378,057	407,047	449,094	481,196
Three years later	203,452	210,838	221,744	257,958	327,749	383,588	410,754	446,242
Four years later	204,603	210,890	222,957	257,196	329,339	386,522	409,744
Five years later	203,705	211,192	221,947	256,395	332,570	385,770
Six years later	204,161	210,739	221,942	257,692	332,939
Seven years later	203,775	210,719	223,215	258,743
Eight years later	203,928	211,845	224,276
Nine years later	203,853	212,902
Ten years later	203,729
Net cumulative redundancy (deficiency)	35,474	1,623	(884)	(7,753)	(21,185)	500	(23,928)	(27,442)	(17,393)	(26,183)

	As of December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
	(Amounts in thousands)
Gross liability—end of year	215,301	227,499	253,546	336,685	409,061	405,976	434,843	492,220	534,926	679,271
Reinsurance recoverable	(776)	(4,107)	(2,556)	(24,931)	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)

Net liability—end of year	214,525	223,392	250,990	311,754	386,270	385,816	418,800	463,803	516,592	664,889

Gross re-estimated liability—latest	220,154	237,152	268,412	360,557	410,755	431,458	463,527	510,276	560,834
Re-estimated recoverable—latest	(7,252)	(12,876)	(9,669)	(27,618)	(24,985)	(21,714)	(17,285)	(29,080)	(18,059)

Net re-estimated liability—latest	212,902	224,276	258,743	332,939	385,770	409,744	446,242	481,196	542,775

Gross cumulative redundancy (deficiency)	(4,853)	(9,653)	(14,866)	(23,872)	(1,694)	(25,482)	(28,684)	(18,056)	(25,908)

For calendar years 1998 through 2002, the Company’s previously estimated loss reserves produced a deficiency which was reflected in the following years incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

Throughout the 1990’s average bodily injury costs decreased until 1998 when they began to rise. Since individual losses for this coverage tend to develop slower than for the collision or physical damage line, it is difficult for the actuaries to identify such a change in trend until well after the year has closed. Furthermore, once the Company knows it is in an inflationary trend, it is difficult to determine the magnitude of the inflation due to the slower developing nature of the bodily injury claims.

During 2002, the Company increased the bodily injury severity inflation rate that it recorded for the 2001 and 2002 accident years from approximately 4% to approximately 8% on its California automobile lines which contributed significantly to the Company’s total adverse development on 2001 and prior accident years. Management will continue to monitor inflation trends closely, but believes the 8% inflation rate recorded to be reasonable and its best estimate based on the information currently available. Future information will become available which could change Management’s assumptions.

For calendar year 1997, the Company’s previously estimated loss reserves produced a minor redundancy. The Company attributes the favorable loss development primarily to the effect of Proposition 213, a California initiative passed in November 1996 that prevents uninsured motorists, drunk drivers and fleeing felons from collecting awards for “pain and suffering” (See Regulations—California Financial Responsibility Law). This law produced an overall reduction in bodily injury loss severity for calendar year 1997. In addition, a law, effective January 1, 1997 requiring proof of insurance before registration of a motor vehicle resulted in a much smaller pool of uninsured motorists, thereby decreasing the frequency of uninsured motorists claims (See Regulations—California Financial Responsibility Law).

For calendar years 1995 and 1996, the Company’s previously estimated loss reserves produced deficiencies. These deficiencies relate to increases in the Company’s ultimate estimates for loss adjustment expenses, which are based principally on the Company’s actual experience. The adverse development on such reserves reflects the increases in the legal expenses of defending the Company’s insureds arising from the Company’s policy of aggressively defending, including litigating, exaggerated bodily injury claims arising from minimal impact automobile accidents.

For calendar year 1994, the Company’s previously estimated loss reserve produced a small deficiency indicating that the Company was reasonably accurate in establishing the initial reserve for that year.

For calendar years 1992 and 1993, the Company’s previously estimated loss reserves produced redundancies. The Company attributes this favorable loss development to several factors. First, the Company had completed its development of a full complement of claims personnel early in this period. Second, during 1988, the California Supreme Court reversed what was known as the “Royal Globe” doctrine, which, since 1978, had permitted third party plaintiffs to sue insurers for alleged “bad faith” in resolving claims, even when the plaintiff had voluntarily agreed to a settlement. This doctrine had placed undue pressures on claims representatives to settle legitimate disputes at unfairly high settlement amounts. After the reversal of Royal Globe, the Company believes that it has been able to achieve fairer settlements, because both parties are in a more equal bargaining position. See Regulations—Third Party “Bad Faith” Legislation. Third, during the years 1988 through 1990, the volume of business written in the Assigned Risk Program expanded substantially as rates were suppressed at grossly inadequate levels. Following the California Insurance Commissioner’s approval of an 85% temporary rate increase in September 1990, the volume of assigned risk business had declined by nearly 80%. Many of the claims associated with the high volume of assigned risk business in the 1988-1990 period were later found to be fraudulent or grossly exaggerated and were settled in subsequent periods for substantially less than had been initially reserved.

Operating Ratios

Loss and Expense Ratios

Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Company’s loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Company’s ratios include lines of insurance other than private passenger automobile. Since these other lines represent only a small percentage of premiums written, the Company believes its ratios can be compared to the industry ratios included in the table.

	Year ended December 31,
	2002		2001	2000	1999	1998
Loss Ratio	72.8%		73.2%	72.2%	66.5%	61.1%
Expense Ratio	25.6		26.0	26.4	26.5	26.3

Combined Ratio	98.4%		99.2%	98.6%	93.0%	87.4%

Industry combined ratio (all writers)(1)	103.0	%(2)	107.5%	108.1%	102.6%	100.1%
Industry combined ratio (excluding direct writers)(1)	(N.A.	)	105.8%	108.6%	102.3%	99.1%

(1)	Source: A.M. Best, Aggregates & Averages (1999 through 2002), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2003,” “Review Preview.”
(N.A.) Not	available.

Under GAAP, the loss ratio is computed in the same manner as under statutory accounting, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The following table sets forth the Company’s loss ratio, expense ratio and combined ratio determined in accordance with GAAP for the last five years.

	Year ended December 31,
	2002	2001	2000	1999	1998
Loss Ratio	72.8%	73.2%	72.2%	66.5%	61.1%
Expense Ratio	26.0	26.4	26.3	26.8	26.6

Combined Ratio	98.8%	99.6%	98.5%	93.3%	87.7%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. While there is no statutory requirement applicable to the Company which establishes a permissible net premium writings to surplus ratio, widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except ratios)
Net premiums written	$1,865,046	$1,442,886	$1,272,447	$1,206,171	$1,144,051
Policyholders’ surplus	$1,014,935	$1,045,104	$954,753	$853,794	$767,223
Ratio	1.8 to 1	1.4 to 1	1.3 to 1	1.4 to 1	1.5 to 1

Risk Based Capital

In December 1993, the NAIC adopted a risk-based capital formula for casualty insurance companies which established recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2002. Each of the companies exceeded the highest level of minimum required capital.

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ from amounts reported in accordance with SAP as prescribed by insurance regulatory authorities. Specifically, under GAAP:

•	Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•	Certain assets are included in the consolidated balance sheets, whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

•	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

•	Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

•	Costs for application computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

Investments and Investment Results

The investments of the Company are directed by the Company’s Chief Investment Officer under the supervision of the Company’s Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company’s policy emphasizes investment grade, fixed income securities and maximization of after-tax yields and places certain restrictions to limit portfolio concentrations and market exposure. The Company does not invest with a view to achieving realized gains. However, sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax (“AMT”) was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2002		2001		2000
	Amortized Market		Amortized Market		Amortized Market
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)
Taxable bonds	$198,994	$185,643	$283,991	$271,925	$151,281	$152,704
Tax-exempt state and municipal bonds	1,352,616	1,433,242	1,260,485	1,298,637	1,292,711	1,336,555
Sinking fund preferred stocks	14,150	13,986	15,704	15,871	19,905	20,215

Total fixed maturity investments	1,565,760	1,632,871	1,560,180	1,586,433	1,463,897	1,509,474
Equity investments incl. perpetual preferred stocks	233,297	230,981	277,925	277,787	250,593	252,510
Short-term cash investments	286,806	286,806	71,951	71,951	32,977	32,977

Total investments	$2,085,863	$2,150,658	$1,910,056	$1,936,171	$1,747,467	$1,794,961

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the Consolidated Statement of Income. The Company recognized losses of $71.7 million of investment write-downs considered to be other than temporarily impaired during 2002. Declines in value considered to be temporary, are charged as unrealized losses to shareholders’ equity as accumulated other comprehensive income. At December 31, 2002, the Company had a net unrealized gain on all investments of $64.8 million before income taxes which is comprised of unrealized gains of $102.9 million offset by unrealized losses of $38.1 million. Of these unrealized losses, approximately $27 million relate to fixed maturities which are current on their debt servicing obligations. The remaining unrealized losses of approximately $11.1 million relate to equity securities for which approximately 64% of the unrealized losses represent securities with unrealized losses of less than 10% of their amortized costs. The Company has concluded that the gross unrealized losses of

$38.1 million at December 31, 2002 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

At year-end, approximately 67% of the Company’s total investment portfolio, at market values, and 88% of its total fixed maturity investments, at market values, were invested in medium to long term, investment grade tax-exempt revenue and municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented approximately 4% of the Company’s total investment portfolio, at market values, and 5.2% of its total fixed maturity investments, at market value, at December 31, 2002. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2002.

The nominal average maturity of the overall bond portfolio which includes collateralized mortgage obligations and short term cash investments was 12.0 years at December 31, 2002 which reflects a heavier portfolio mix in medium to long term, investment grade tax-exempt revenue and municipal bonds. The call-adjusted average maturity of the overall bond portfolio was shorter, approximately 5.7 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.4 years at December 31, 2002 and includes collateralized mortgage obligations with modified durations of approximately 1.1 years and short term cash investments that carry no duration. The modified duration on the bond portfolio excluding the collateralized mortgage obligations and the short term cash investments was 5.2 years. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates. Holdings of lower than investment grade bonds constitute approximately 1.9% of total assets.

Equity holdings consist primarily of perpetual preferred stocks and dividend bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. This component of the portfolio was increased by management when longer term investment opportunities were considered unattractive as a result of the current interest rate environment.

The following table summarizes the investment results of the Company for the five years ended December 31, 2002:

	Year ended December 31,
	2002(1)		2001(1)	2000(1)	1999	1998
	(Amounts in thousands)
Averaged invested assets (includes short-term cash investments(2))	$2,035,279		$1,828,455	$1,710,176	$1,595,466	$1,473,843
Net investment income:
Before income taxes	113,083		114,511	106,466	99,374	96,169
After income taxes	99,071		98,909	95,154	89,598	87,199
Average annual yield on investments:
Before income taxes	5.6%		6.3%	6.2%	6.2%	6.5%
After income taxes	4.9%		5.4%	5.6%	5.6%	5.9%
Net realized investment gains (losses) after income taxes	(45,768	)(3)	4,233	2,564	(7,754)	(2,552)
Net increase (decrease) in unrealized gains/losses on all investments after income taxes	$25,165		$(13,896)	$70,342	$(90,667)	$5,065

(1)	Includes MCM for the last three months of 2000 and the full year in 2001 and 2002.

(2)	Fixed maturities and equities at cost.
(3)	Includes $46.6 million of investment write-downs, net of tax benefit that the Company considered to be other than temporary.

Competitive Conditions

The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than the Company. Based on the most recent regularly published statistical compilations, the Company in 2001 was the sixth largest writer of private passenger automobile insurance in California. All of the Company’s competitors having greater shares of the California market sell insurance either directly and/or through exclusive agents, rather than through independent agents.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. In the Company’s view, the overall profitability of the California marketplace during the 1996 through 1998 time period created a favorable environment for automobile insurance writers. Many major automobile insurers attempted to capitalize on the favorable climate by increasing their marketing efforts and reducing rates in attempts to capture more business. These industry wide rate reductions and increased severity trends on bodily injury, collision and physical damage coverages contributed to the deterioration of industry loss ratios in the years 1999 through 2002 (See Operating Ratios—Loss and Expense Ratios).

Most competitors have filed for and implemented rate increases. Consequently, the industry has now entered a period of rising premium rates and reduced underwriting capacity (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Overview). The Company implemented rate increases in 2002, and plans to make additional filings for rate increases in California as well as other states. Despite the increases, the Company believes that its rates will remain competitive in the marketplace.

Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In addition to good service and competitive pricing, for those insurers dealing through independent agents or brokers, as the Company does, the marketing efforts of agents and brokers is also a means of competition.

All rates charged by private passenger automobile insurers are subject to the prior approval of the California DOI. (See Regulation—Automobile Insurance Rating Factor Regulations).

The Company encounters similar competition in each state and each line of business in which it operates outside California.

Reinsurance

The Company maintains property reinsurance under a treaty with Swiss Re, which is rated A++ by A.M. Best, effective January 1, 1999. Prior to October 1, 2002, the treaty provided $750,000 coverage in excess of $250,000 for each risk subject to a maximum of $2,250,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk. Effective March 1, 2002, a third layer of coverage provides an additional $3,000,000 in excess of the first $2,000,000 for coverage which exceeds $2,000,000 in insured value. On October 1, 2002, the first layer of the treaty was amended from $750,000 in excess of $250,000 to $500,000 in excess of $500,000.

The Company has in place a treaty reinsurance agreement with Swiss Re, where risks written under personal umbrella policies are ceded to Swiss Re on a 100% quota share basis. The treaty provides $4 million coverage in excess of $1 million for each risk.

The Company does not maintain catastrophe reinsurance for property and automobile physical damage business because the Company believes it has adequate capitalization to absorb catastrophe losses in these lines. The Company periodically reviews its requirements for catastrophic reinsurance particularly in areas that are prone to catastrophes such as Florida and California. For California, the Company has reduced its catastrophe exposure from earthquakes due to the placement of earthquake risks, written in conjunction with California homeowners policies, with the California Earthquake Authority. (See Regulation—California Earthquake Authority). Although the Company’s catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure for fire following an earthquake.

The Employer’s Reinsurance Corporation (“ERC”) reinsured AMI through working layer treaties for property and casualty losses in excess of $200,000. For the years 1990 through 1996 the mechanical breakdown line of business was reinsured with Constitution Reinsurance Corporation through a quota-share treaty covering 50% to 85% of the business written depending on the year the policy was incepted. For policies effective on or after January 1, 1997, AMI is retaining the full exposure. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

All new business written by MCM is ceded to either MCC or AMI. MCM continues to maintain reinsurance treaties with several different reinsurers covering policies prior to January 1, 2001. The Company also holds a formal guarantee from ERC which reimburses MCM if any of the reinsurers fail to satisfy their obligations under their respective reinsurance agreements.

If the reinsurers were unable to perform their obligations under the reinsurance treaty, the Company would be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

The Company’s business in California is subject to regulation and supervision by the California DOI, which has broad regulatory, supervisory and administrative powers.

The powers of the California DOI primarily include the prior approval of insurance rates and rating factors and the establishment of standards of capital and surplus requirements and solvency which must be met and maintained, restrictions on dividend payments and transactions with affiliates. The regulation and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders.

The California DOI’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination covered the underwriting and rating practices applied to its homeowners multiple peril, personal automobile, commercial multiple peril and commercial automobile insurance of the California Companies and AMI during the period January 1, 1999 through December 31, 2001. The report on the examination is pending finalization by the California DOI. The California DOI also conducts periodic financial examinations of the Company’s California domiciled insurance subsidiaries. The last examination was as of December 31, 2000. The reports on the results of those examinations were issued in June 2002. There were no recommended adjustments to the statutory financial statements as filed by the California domiciled insurance subsidiaries.

The insurance subsidiaries outside California are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above.

Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not of insurance company shareholders.

In California and Georgia, insurance rates require prior approval from the State DOI, while Illinois and Texas only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

The California DOI has required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. The Company made its filing and is currently awaiting DOI approval. The changes made in the Company’s plan are revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business. However, this impact, if any, is undeterminable.

The Georgia DOI conducted an examination of MICGA and MIDGA as of December 31, 2000. The reports on the results of that examination are not yet available. The Illinois DOI conducted an examination of MICIL and MIDIL as of December 31, 2000. The reports on that examination are not yet available. The Oklahoma DOI conducted an examination of AMI as of December 31, 1998. The exam resulted in no material findings or recommendations. The State of Texas commenced an examination of MCM in the fall of 2002. The State of Florida notified the Company of its intent to conduct examinations of MICFL and MIDFL.

The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2002 and 2001, those contributions amounted to $726,950 and $490,815, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Insurance Guarantee Association

The California Insurance Guarantee Association (the “Association”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Insurance subsidiaries in the other states are also subject to the provisions of similar insurance guaranty associations. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. The Company accounts for assessments in accordance with AICPA Statement of Position 97-3 (“SOP 97-3”), which requires the recognition of a liability when an assessment is levied or information is available indicating that an assessment is probable. In addition, SOP 97-3 prohibits the recognition of an asset for recoveries related to new business or renewal of short duration policies. Although the Company intends to recover assessments through policy surcharges, no such assets have been recorded at December 31, 2002.

During 2002, the Company paid approximately $293,000 to the California Insurance Guarantee Association for an assessment relating to its commercial property business. In December 2002, the Florida Insurance Guaranty Association levied an assessment of approximately $536,000 to the Company relating primarily to the insolvency of the Aries Insurance Company. The Company expects to recover these assessments in 2003. No other assessments were imposed against the Company in the last five years.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California companies at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the respective California companies admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of “control” of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire “control,” directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

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

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. During the last five years, approximately 0.3% of the direct automobile insurance premium written by the Company was for assigned risk business. In 2002, assigned risks represented 0.2% of total automobile direct premiums written and 0.2% of total automobile direct premium earned. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the Assigned Risk Program were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Since January 1, 1994, the California Insurance Code has required that rates established for this program be adequate to support this program’s losses and expenses. The last rate increase approved by the Commissioner approximated 4.8% and became effective June 1, 1995. The Commissioner approved a rate decrease of 28.3% effective February 1, 1999. The number of assignments decreased in 2000 and increased in 2001 and 2002. The Company attributes the low level of assignments to the competitive voluntary market.

Automobile Insurance Rating Factor Regulations

Since 1989, California Proposition 103 has required that property and casualty insurance rates be approved by the Insurance Commissioner prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specified four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to risk of loss and adopted by regulation. The statute further provided that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.”

The Company, and most other insurers, historically charged different rates for residents of different geographical areas within California. The rates for urban areas, particularly in Los Angeles, have been generally substantially higher than for suburban and rural areas. The Company’s geographical rate differentials have been derived by actuarial analysis of the claims costs in a given area.

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

The Company’s plan, and the plans of most other California automobile insurers, were approved by the DOI in October 1997. The Company’s plan became effective October 1, 1997. The rate changes resulting from implementation of that plan have not materially affected the Company’s competitive position or its profitability.

California Financial Responsibility Law

Effective January 1, 1997, California enacted a new law which requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if a driver is stopped for a traffic violation. Media attention to the new law resulted in a surge of new business applications during the first half of 1997. The renewal experience of this new business has been similar to that of the Company’s existing business.

In November 1996, an initiative sponsored by the California Insurance Commissioner was overwhelmingly approved by the California voters. This initiative provides that uninsured drivers who are injured in an automobile accident are able to recover only actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages, i.e., “pain and suffering.” This restriction also applies to drunk drivers and fleeing felons. The law has helped in controlling loss costs.

Third Party “Bad Faith” Legislation

Recent initiatives to reinstate third party “bad faith” lawsuits have been unsuccessful. If such legislation is enacted, it could have a significant detrimental effect on the Company’s operating results. This would particularly be the case if the Company had difficulty in implementing rate increases to compensate for increased loss costs.

California Earthquake Authority

The California Earthquake Authority (“CEA”) is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. Since 1998, the Company places all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 18, 2002, is approximately $28.7 million.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the federal government enacted the Terrorism Risk Insurance Act of 2002 (the “Act”), which established a temporary Federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined within the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium; with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. The Company is required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005.

The Company writes a limited amount of commercial property policies and does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low and consequently, few policyholders will buy this coverage.

Item 2.    Properties

The home office of the California Companies and the Company’s computer facilities are located in Brea, California in 238,000 square feet of office space owned by the Company.

The Company’s executive offices are located in a 36,000 square foot office building in Los Angeles, California, owned by Mercury Casualty. The Company occupies approximately 95% of the building and leases the remaining office space to others.

In November 2001, the Company purchased twelve acres of land in Rancho Cucamonga, California. Construction of a 100,000 square foot office building commenced in 2002 with completion anticipated in 2003. In 2002, the Company purchased an additional six and one half acres of land adjacent to the twelve acres of land. This space will be used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

The Company leases all of its other office space. Office location is not material to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30,2000, the plaintiff is asserting unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff is seeking an elimination of the broker fees and restitution of previously paid broker fees. Following a four-day trial, in December 2002, proposed findings of fact and conclusions of law in favor of the plaintiff were issued stating that the Company’s brokers are indistinguishable from agents and should not charge broker fees, and that the broker fees are attributable to the Company, suggesting the Company could be held responsible for restitution. The Company filed objections to the proposed findings of fact and conclusions of law and requested a hearing. A hearing on the Company’s objections was granted and is scheduled for March 18, 2003. The Company intends to continue to vigorously defend this case.

In Sheila Leivas, Individually And On Behalf Of All Others Similarly Situated vs. Mercury Insurance Company (Orange County Superior Court), filed July 12, 2002, the Company is defending a suit involving a dispute over premium retained by the Company during a time when the plaintiff was not covered following a voluntary cancellation of the policy and prior to reinstatement of the policy. The plaintiff is seeking to have the case certified as a class action. The plaintiff is seeking actual and punitive damages, and injunctive relief. The Company was successful on its demurrer to the plaintiff’s original complaint. The plaintiff has filed an amended complaint and the Company intends to file a demurrer to the amended complaint. The Company intends to continue to vigorously defend this case.

In Dan O’Dell, individually and On behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12,2002, the plaintiffs are challenging the Company’s use of certain automated database vendors to assist in valuing total loss claims. The plaintiff is seeking to have the case certified as a class action. The plaintiffs allege that these automated databases systematically undervalue total loss claims to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with four other similar cases, and also with three other cases relating to medical payment claims (discussed below). The Company intends to vigorously defend this lawsuit jointly with other defendants in the coordinated proceedings.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Supreme Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. Plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. Plaintiffs are seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. As discussed above, the case has been coordinated with three other similar cases, and also with four other cases relating to total loss claims. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

A stay of all actions is currently in place in the coordinated proceedings in which O’Dell and Goodman case are included. Hearings on the demurrers and other preliminary motions of the defendants are expected to take place sometime in the summer of 2003.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. (See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview, and Note 6 of Notes to Consolidated Financial Statements.)

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 14, 2003:

Name	Age	Position
George Joseph	81	Chairman of the Board and Chief Executive Officer
Gabriel Tirador	38	President and Chief Operating Officer
Cooper Blanton, Jr.	76	Executive Vice President
Bruce E. Norman	54	Senior Vice President—Marketing
Joanna Y. Moore	47	Vice President and Chief Claims Officer
Kenneth G. Kitzmiller	56	Vice President—Underwriting
Theodore R. Stalick	39	Vice President and Chief Financial Officer
Judy A. Walters	56	Vice President—Corporate Affairs and Secretary
Greg Schueman	34	Vice President and Chief Technology Officer
Christopher Graves	37	Vice President and Chief Investment Officer
Charles Toney	41	Vice President—Chief Actuary

Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 45 years experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Operating Officer, served as the Company’s assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001. Mr. Tirador has over fifteen years experience in the property and casualty insurance industry and is a Certified Public Accountant.

Mr. Blanton, Executive Vice President, joined the Company in 1966 and supervised its underwriting activities from 1967 until September 1995. He was appointed Executive Vice President of Mercury Casualty and Mercury Insurance in 1983 and was named Executive Vice President of Mercury General in 1985. In May 1995, he was named President of the Georgia and Illinois insurance company subsidiaries and in February 1996 he was elected to the Board of Directors of those companies. In January 1999, he was named Chairman of the Board of AMIC and President in April 2000. Mr. Blanton has over 40 years of experience in underwriting and other aspects of the property and casualty insurance business.

Mr. Norman, Senior Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to his current position in February 1999, and has been a Vice President since October 1985 and a Vice President of Mercury Casualty since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977. In February 1996, he was elected to the Board of Directors of each of the California Companies.

Ms. Moore, Vice President and Chief Claims Officer, joined the Company in the claims department in March 1981. She was named Vice President of Claims of Mercury General in August 1991 and has held her present position since July 1995.

Mr. Kitzmiller, Vice President in charge of Underwriting, has been employed by the Company in the underwriting department since 1972. In August 1991, he was appointed Vice President of Underwriting of Mercury General and has supervised the underwriting activities of the Company since early 1996.

Mr. Stalick, Vice President and Chief Financial Officer, joined the Company as Corporate Controller in June 1997. In October 2000, he was named Chief Accounting Officer, a role he held until appointed to his current position in October 2001. Mr. Stalick is a Certified Public Accountant.

Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in June 1998.

Mr. Schueman, Vice President and Chief Technology Officer, joined the company in April 2002, and is responsible for all information technology functions. He previously worked as a director in information technology at Farmers Insurance from 2000 to 2002 and at Pinkerton from 1997 to 1999. He was responsible for strategic planning, in addition to other IT responsibilities. Mr. Schueman began his career at Price Waterhouse in Management Consulting.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in June 1998, and named Vice President in April 2001.

Mr. Toney, Vice President and Chief Actuary, joined the Company in May 1984 as a programmer/analyst. In 1994 he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Security Holder Matters

Price Range of Common Stock

The common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales prices per share in each quarter during the past two years as reported in the consolidated transaction reporting system.

	High	Low
2001
1st Quarter	$43.813	$32.210
2nd Quarter	$36.950	$32.000
3rd Quarter	$41.200	$33.180
4th Quarter	$44.500	$38.810

	High	Low
2002
1st Quarter	$46.85	$39.21
2nd Quarter	$51.15	$45.01
3rd Quarter	$48.55	$39.25
4th Quarter	$46.10	$37.25

The closing price of the Company’s common stock on February 14, 2003 was $35.54.

Dividends

Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2002 and 2001, the Company paid dividends on its common stock of $1.20 per share and $1.06 per share, respectively. On January 31, 2003, the Board of Directors declared a $0.33 quarterly dividend payable on March 27, 2003 to stockholders of record on March 17, 2003.

The common stock dividend rate has been increased nineteen times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends, however, the continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2003 of up to approximately $98 million. (See Item 1. Business—Regulation—Holding Company Act, and Note 9 of Notes to Consolidated Financial Statements). Mercury General is contesting a recent FTB ruling which disallows the dividend-received deductions from all insurance holding companies, regardless of domicile. The ultimate outcome of this matter could affect future dividend policy (See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview, and Note 6 of Notes to Consolidated Financial Statements).

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 14, 2003 was 235. The approximate number of beneficial holders as of February 14, 2003 was 7,700.

Item 6.    Selected Consolidated Financial Data

	Year ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except per share data)
Income Data:
Earned Premiums	$1,741,527	$1,380,561	$1,249,259	$1,188,307	$1,121,584
Net investment income	113,083	114,511	106,466	99,374	96,169
Net realized investment gains (losses)	(70,412)	6,512	3,944	(11,929)	(3,926)
Realized gain from sale of subsidiary	—	—	—	—	2,586
Other	2,073	5,396	6,349	4,924	5,710

Total Revenues	1,786,271	1,506,980	1,366,018	1,280,676	1,222,123

Losses and loss adjustment expenses	1,268,243	1,010,439	901,781	789,103	684,468
Policy acquisition costs	378,385	301,670	268,657	267,399	252,592
Other operating expenses	74,875	62,335	59,733	50,675	44,941
Interest	4,100	7,727	7,292	4,960	4,842

Total Expenses	1,725,603	1,382,171	1,237,463	1,112,137	986,843

Income before income taxes	60,668	124,809	128,555	168,539	235,280
Income taxes	(5,437)	19,470	19,189	34,830	57,754

Net Income	$66,105	$105,339	$109,366	$133,709	$177,526

Per Share Data:
Basic earnings per share	$1.22	$1.94	$2.02	$2.45	$3.23

Diluted earnings per share	$1.21	$1.94	$2.02	$2.44	$3.21

Dividends paid	$1.20	$1.06	$.96	$.84	$.70

	December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$2,150,658	$1,936,171	$1,794,961	$1,575,465	$1,590,645
Premiums receivable	186,446	143,612	123,070	115,654	107,950
Total assets	2,645,296	2,316,540	2,142,263	1,906,367	1,877,025
Unpaid losses and loss adjustment expenses	679,271	534,926	492,220	434,843	405,976
Unearned premiums	545,485	421,342	365,579	340,846	327,129
Notes payable	128,859	129,513	107,889	92,000	78,000
Deferred income tax liability (asset)	(17,004)	(1,252)	8,336	(28,541)	22,639
Shareholders’ equity	1,098,786	1,069,711	1,032,905	909,591	917,375
Book value per share	20.21	19.72	19.08	16.73	16.80

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group (“AFI”) in December 1996, now AMI, the Company expanded into the states of Oklahoma and Texas. The Company expanded its operations into the state of Florida during 1998 and further expansion into Texas occurred with the Concord Insurance Services, Inc. transaction in December 1999 and the Mercury County Mutual Insurance Company (“MCM”) transaction in September 2000. In 2001, the Company expanded into Virginia and New York.

During 2002, approximately 85.1% of the Company’s net premiums written were derived from California.

Implementing rate changes varies by state with California and Georgia requiring prior approval from the DOI before a rate can be implemented. Illinois and Texas only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

Effective March 1, 2002, the Company implemented a 4.1% rate increase for new and renewal California private passenger automobile insurance written by MIC, which represents approximately 50% of company-wide premiums written, and a 6.9% combined rate increase for new and renewal California private passenger automobile insurance written by MCC and Cal Auto, which represent approximately 26% of company-wide premiums written. The Company also implemented an additional 3.2% rate increase for California private passenger automobile insurance written by MIC, and an additional 6.9% rate increase in California private passenger automobile insurance written by MCC and Cal Auto effective November 1, 2002.

Effective July 15, 2002, the Company implemented a 10.1% rate increase in Florida private passenger automobile insurance and has also taken rate increases in other states where business is written. The Company received approval for an approximate 7.1% rate increase for Florida private passenger automobile insurance, effective February 1, 2003 for new business and March 10, 2003 for renewal business.

A 6.9% rate increase on the California’s homeowner’s line of business was approved and became effective on May 15, 2002. The Company also received approval for an additional 6.9% California homeowner’s rate increase that was implemented December 15, 2002.

The Company has pending rate increases on its California private passenger automobile insurance of 4.6% on MIC and 6.9% on MCC and Cal Auto. The Company will continue to seek additional rate increases in California as well as other states at a rate that keeps pace with or exceeds loss cost inflation.

Despite the increases, the Company believes that its rates will remain competitive in the marketplace. During 2002, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing effort combined with price and reputation makes the Company very competitive in California.

Since March 31, 1994, Private Passenger Automobile policies in force in California have increased from approximately 300,000 to 950,000 at December 31, 2002, an annual rate of increase of approximately 14%. Policy count growth for the year 2002 was at a 15% rate, an improvement over 2001 when the rate was at 7%. Management believes the increase is due in large part to favorable competitive rates, a good reputation and a highly visible and targeted advertising strategy.

In September 1996, the California Insurance Commissioner issued permanent rating factor regulations requiring automobile insurance rates to be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The regulations further require that each of the four factors be applied in decreasing order of importance.

The Company submitted a proposed rating plan in response to these regulations in March 1997. The Company’s plan was approved by the California DOI and became effective October 1, 1997. Although the rate changes produced some minor dislocations, implementation of the plan has not materially changed the Company’s overall competitive position or its profitability.

The California DOI has required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. The Company made it’s filing and is currently awaiting DOI approval. The changes made in the Company’s plan are revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business. However, this impact, if any, is undeterminable.

The State of California has completed income tax audits on Mercury General’s California tax returns for the tax years ended December 31, 1993 through 2000. As part of these audits, the California Franchise Tax Board (“FTB”) is challenging Mercury General’s ability to deduct a portion of its management and interest expenses. Upon completion of these audits, the FTB proposed assessments of approximately $7.6 million, plus interest, for tax years 1993 through 1996. The Company has formally appealed the proposed assessments and expects a hearing before the California State Board of Equalization (“SBE”) will take place in March 2003.

Management strongly disagrees with the positions taken by the FTB and believes that the issues will ultimately be resolved in favor of the Company. Accordingly, no provision for additional state income tax liabilities for the tax years 1993 through 1996 has been made in the consolidated financial statements.

In a recent court ruling that affects the tax years 1997 through 2000, a statute that allowed Mercury General a tax deduction for the dividends received from its wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the FTB is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997 (See Note 6 “Income Taxes” to the Consolidated Financial Statements). The Company has been assessed $17.3 million plus interest for the 1997 through 2000 tax years. The Company intends to protest the proposed assessments. The FTB has recently begun an audit of the 2001 tax year.

This ruling by the court has confused certain long standing aspects of the California tax law and has already resulted in legislative proposals for relief which, if approved, would reduce or eliminate the amount of the FTB’s proposed assessment against the Company. In addition, without such legislation, years of future litigation may be required to determine the ultimate outcome. Consequently, the ultimate amount that the Company may be required to pay is impossible to predict at the present time and the Company has not recorded a provision for additional state income tax liabilities related to this matter.

Management has taken actions to minimize any potential tax liabilities on 2001 and future inter-company dividends. However, if management’s actions are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

The Company is also involved in proceedings incidental to its insurance business (See Item 3. Legal Proceedings, and Note 11 of Notes to Consolidated Financial Statements).

Critical Accounting Policies

The preparation of the Company’s financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company complies with the SFAS No. 60 definition of how insurance enterprises should recognize revenue on insurance policies written. The Company’s insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the Statement of Income, as required by SFAS No. 115 when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the Balance Sheet to realized investment losses on the Statements of Income.

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

Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

At December 31, 2002, the Company had on its books approximately $7.3 million in Goodwill related to the 1999 acquisition of Concord and approximately $9.3 million of intangible assets with indefinite useful lives related to the MCM acquisition.

As required by SFAS No. 142, the Company has assessed these assets and determined that they are not impaired. Furthermore, as required by SFAS No. 142, the Company did not amortize these assets after 2001. Total amortization expense in 2001 related to these assets was $1.9 million.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums earned in 2002 of $1,741.5 million increased 26.1% and net premiums written in 2002 of $1,865.0 million increased 29.3% over amounts recorded in 2001. These premium increases were principally attributable to increased policy sales and rate increases in the California automobile insurance lines, California homeowners insurance, Florida automobile insurance and Texas automobile insurance.

The California private passenger automobile insurance marketplace is experiencing rising premium rates. The Company and virtually all of its competitors have filed and implemented rate increases, which helped spur the Company’s premium growth during 2002 (See Overview).

The GAAP loss ratio in 2002 (loss and loss adjustment expenses related to premiums earned) was 72.8% compared with 73.2% in 2001. The lower loss ratio was primarily driven by rate increases which were partially offset by rising loss severity trends and adverse loss development from prior periods.

The GAAP expense ratio (policy acquisition costs and other operating expenses related to premiums earned) was 26.0% in 2002 and 26.4% in 2001. While expenses generally increased in 2002, the increase was at a slightly lower rate than the increase in premium volume. The majority of expenses vary directly with premiums.

Total losses and expenses in 2002, excluding interest expense of $4.1 million, were $1,721.5 million, resulting in an underwriting gain (premiums earned less total losses and expenses excluding interest) for the period of $20.0 million, compared with an underwriting gain of $6.1 million in 2001.

Investment income in 2002 was $113.1 million, compared with $114.5 million in 2001. The after-tax yield on average investments of $2,035.3 million (cost basis) was 4.87%, compared with 5.41% on average investments of $1,828.5 million (cost basis) in 2001. The effective tax rate on investment income was 12.4% in 2002, compared to 13.6% in 2001. The lower tax rate in 2002 reflects a shift in the mix of the Company’s portfolio from taxable to non-taxable issues. Bonds matured and called in 2002 totaled $120.5 million, compared to $67.6 million in 2001. Assuming market interest rates remain the same, the Company expects approximately $300 million of bonds to mature or be called in 2003. The proceeds will be reinvested into securities meeting the Company’s investment profile and will earn lower yields than previously generated.

Net realized investment losses in 2002 were $70.4 million, compared with net realized gains of $6.5 million in 2001. Included in the net realized investment losses for 2002 are $71.7 million of investment write-downs that the Company considered to be other-than-temporarily impaired. The investment write-downs were on investments primarily in the telecommunications and energy sectors.

The income tax benefit of $5.4 million in 2002 is primarily due to realized losses recognized on securities deemed to be other than temporarily impaired. Excluding the effect of net realized gains (losses) from both 2002 and 2001 results in an effective tax rate of 14.7% in 2002 compared with an effective tax rate of 14.5% in 2001.

Net income in 2002 was $66.1 million or $1.21 per share (diluted), compared with $105.3 million or $1.94 per share (diluted), in 2001. Diluted per share results are based on 54.5 million average shares in 2002 and 54.4 million shares in 2001. Basic per share results were $1.22 in 2002 and $1.94 in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums earned in 2001 of $1,380.6 million increased 10.5% and net premiums written in 2001 of $1,442.9 million increased 13.4% over amounts recorded in 2000. Contributing to the overall premium written growth were increased policy sales in the California automobile insurance lines as well as increased production in California homeowners insurance, Florida automobile insurance and Texas automobile insurance.

The GAAP loss ratio (loss and loss adjustment expenses related to premiums earned) was 73.2% in 2001 and 72.2% in 2000. The less favorable loss ratio is primarily driven by higher loss ratios in the California automobile and homeowners lines of business which are primarily offset by lower loss ratios in Florida, Georgia and Illinois automobile lines of business.

The GAAP expense ratio in 2001 (policy acquisition costs and other operating expenses related to premiums earned) was 26.4% compared with 26.3% in 2000. The expense ratio was relatively unchanged as total expenses increased at essentially the same rate as premium volume. The majority of expenses vary directly with premiums.

Total losses and expenses in 2001, excluding interest expense of $7.7 million, were $1,374.4 million, resulting in an underwriting gain (premiums earned less total losses and expenses excluding interest) for the period of $6.1 million compared with an underwriting gain of $19.1 million in 2000.

Investment income in 2001 was $114.5 million compared with $106.5 million in 2000. The after-tax yield on average investments of $1,828.5 million (cost basis) was 5.41%, compared with 5.56% on average investments of $1,710.2 million (cost basis) in 2000. The effective tax rate on investment income in 2001 was 13.6%, compared with 10.6% in 2000. The higher tax rate and decrease in investment yields in 2001 reflect a shift in the Company’s portfolio mix from non-taxable to taxable issues. Bonds matured and called in 2001 totaled $67.6 million compared with $45.6 million in 2000.

Realized investment gains in 2001 were $6.5 million compared with realized losses of $3.9 million in 2000.

The income tax provision of $19.5 million in 2001 represented an effective rate of 15.6%, compared with an effective rate of 14.9% in 2000. The higher rate in 2001 reflects a shift in a portion of the Company’s investments from tax-exempt issues to taxable issues.

Net income in 2001 was $105.3 million or $1.94 per share (diluted), compared with $109.4 million or $2.02 per share (diluted), in 2000. Diluted per share results are based on 54.4 million average shares in 2001 and 54.3 million shares in 2000. Basic per share results were $1.94 in 2001 and $2.02 in 2000.

Liquidity and Capital Resources

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, Mercury General’s insurance subsidiaries are entitled to pay, without extraordinary approval, dividends of approximately $98 million in 2003, less dividends paid during the preceding twelve month period. The actual amount of dividends paid from insurance subsidiaries to Mercury General during 2002 was $75 million. As of December 31, 2002, Mercury General also had approximately $36 million in fixed maturity securities, equity securities and cash that can be utilized to satisfy its direct holding company obligations.

The principal sources of funds for Mercury General’s insurance subsidiaries are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for Mercury General’s insurance subsidiaries are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments. Mercury General’s insurance subsidiaries generate substantial positive cash flows, particularly when the Company experiences growth, from operations as premiums are typically received in advance of the time when claim payments are required. The Company expects cash flow from operations along with its cash and short-term cash investment portfolio of $300 million to continue to satisfy the Company’s liquidity requirements. Management increased cash and short term cash investments by nearly $225 million when other longer term investment opportunities were considered unattractive as a result of the current interest rate environment.

Net cash provided from operating activities in 2002 was $342.6 million, an increase of $143.1 million over 2001. This increase was primarily due to the growth in premiums collected of $338.7 million over 2001; reflecting increases in both policy sales and rates partially offset by an increase in losses paid in 2002. The Company has reinvested a portion of cash provided by operating activities in the construction of additional office space and the purchase and development of information technology. Excess cash not used in investing and financing activities was invested in short term cash investments. Funds derived from the sale, redemption or maturity of investments of $663.5 million, were reinvested by the Company generally in higher rated fixed maturity and equity securities.

The market value of all investments held at market as “Available for Sale” exceeded the amortized cost of $2,085.9 million at December 31, 2002 by $64.8 million. That unrealized gain, reflected in shareholders’ equity, as Accumulated Other Comprehensive Income, net of applicable tax effects, was $42.1 million at December 31, 2002 compared with a gain of $17.0 million at December 31, 2001. The increase in unrealized gains at December 31, 2002 is due mainly to the write-down of investments that the Company considered to be other than temporarily impaired.

As of December 31, 2002, the average Standard & Poor’s rating of the $1,551.6 million bond portfolio (at amortized cost) was AA, while the average effective maturity, giving effect to anticipated early call provisions, approximates 5.7 years. The modified duration of the bond portfolio at year-end was 4.4 years which includes collateralized mortgage obligations and short term cash investments. Modified duration measures the length of time it takes, on average, to receive the present value of all cash flows produced by a bond, including reinvestment of interest income. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. Municipal bond holdings are broadly diversified geographically and by obligor. Traditionally, it has been the Company’s policy not to invest in high yield or “junk” bonds. At December 31, 2002, bond holdings rated below investment grade totaled $50.1 million at market (cost $68.8 million), or less than 2% of total assets. An increase in the portfolio’s average rating from A at December 31, 2001 to AA at December 31, 2002 reflects a larger percentage of the portfolio invested in higher rated municipal bonds and collateralized mortgage obligations while divesting lower rated corporate bonds.

Fixed maturity investments of $1,565.8 million (amortized cost), include $14.2 million (amortized cost) of sinking fund preferred stocks, principally utility issues. The market value of all fixed maturities exceeded cost by $67.1 million at December 31, 2002.

The Company has recently commenced writing covered call options through listed exchanges and over the counter with the intent of generating additional income or return on capital. The Company as the writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The options written thus far have been covered call options on equity securities that it already owns as mandated by statutory regulation. The financial impact of these transactions was not significant in 2002. The board of directors has authorized investments in underlying securities for this program not to exceed $20 million.

Equity holdings of $231.0 million at market (cost $233.3 million), including perpetual preferred issues, are largely confined to the public utility and finance sectors and represent about 21% of total shareholders’ equity.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the Consolidated Statement of Income. The Company recognized losses of $71.7 million of investment write-downs considered to be other than temporarily impaired during 2002. Declines in value considered to be temporary, are charged as unrealized losses, net of taxes to shareholders’ equity as accumulated other comprehensive income. At December 31, 2002, the Company had a net unrealized gain on all investments of $64.8 million before income taxes which is comprised of unrealized gains of $102.9 million offset by unrealized losses of $38.1 million. Of these unrealized losses, approximately $27 million relate to fixed maturities which are current on their debt servicing obligations. The remaining unrealized losses of approximately $11.1 million relate to equity securities for which approximately 64% of the unrealized losses represent securities with unrealized losses of less than 10% of their amortized costs. The Company has concluded that the gross unrealized losses of $38.1 million at December 31, 2002 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced interest expense in 2002, but does expose the Company to higher interest expense in future periods, should LIBOR rates increase. The effective annualized interest rate in 2002 was 2.9%. The swap is accounted for as a fair value hedge under SFAS No. 133 (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

As part of the Elm County Mutual transaction the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2002, the Company is carrying a note payable for $4.2 million, which represents the discounted value of the five remaining payments using a 7% rate.

Under the Company’s stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General’s common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by dividends received from the Company’s insurance subsidiaries who generate cash flow through the sale of lower yielding tax-exempt bonds, the proceeds of the senior note issuance and internal cash generation. Since the inception of the program in 1998, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The shares purchased were retired. No stock was purchased in 2002 or 2001.

In August 1998, the Company’s Employee Stock Ownership Plan (the “Plan”) purchased 115,000 shares of Mercury General’s common stock in the open market at a price of $43.05 per share. The purchases were funded by a five year term bank loan of $5 million to the Plan which is guaranteed by the Company. At December 31, 2002, the loan balance was $1 million and was recorded in the balance sheet as other liabilities. As of December 31, 2002, all shares have been allocated or committed to be released to the employees. The net effective rate of interest on the loan in 2002 was 2.3%.

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes a hypothetical minimum capital level that is compared to the Company’s actual capital level. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2002. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

Except for Company-occupied buildings and land to be utilized for Company office space, the Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate. As of December 31, 2002, the Company has invested approximately $11.1 million for the purchase of 18.5 acres of land and the construction of a new 100,000 square foot office building in Rancho Cucamonga, California. The Company estimates that it will spend an additional $15 million of internally generated funds to complete the construction during 2003. This space will be used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

During 2002, the Company was notified that the Hewlett Packard 3000 (“HP 3000”) mainframe system which the Company utilizes for its core insurance applications will no longer be supported by Hewlett Packard after December 2006. Although mainframe system support will be available through other information technology service providers, the Company has recently formed a team of experienced information technology employees to design and develop the Company’s legacy replacement strategy. The project is in the early stages and the Company has not yet determined the cost to replace the HP 3000 system.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2002, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$207,577	$10,066	$27,188	$18,135	$152,188
Capital Lease Obligations	2,480	1,156	1,324	—	—
Operating Leases	24,612	5,130	13,861	5,418	203
Office Building Development	11,000	11,000	—	—	—

Total Contractual Obligations	$245,669	$27,352	$42,373	$23,553	$152,391

Interest on the debt was calculated using the fixed rate of 7.25% on the Senior Note Payable.

The Company places all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority. The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most current information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 18, 2002, is approximately $28.7 million.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,014.9 million at December 31, 2002, and net written premiums for the twelve months ended on that date of $1,865.0 million, the ratio of writings to surplus was approximately 1.8 to 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2002 comprised 76% of total investments at market value. Tax-exempt bonds represent 88% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities, consisting primarily of preferred stocks, account for 11% of total investments at market. The remaining 13% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s investment philosophy has resulted in a portfolio with a moderate duration.

Due to the current interest rate environment, management believes it prudent to reduce the duration of the Company’s bond portfolio. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. Consequently, the modified duration of the bond portfolio excluding collateralized obligations and short term cash investments, declined from 6.5 years at December 31, 2001 to 5.2 years at December 31, 2002. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio would decrease by approximately $84 million.

At December 31, 2002, the Company’s strategy for common equity investments was a buy and hold strategy which focuses primarily on current income with a secondary focus on capital appreciation. The value of the common equity investments consists of $107.0 million in common stocks and $124.0 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

During most of the year 2002, non-sinking fund preferred stocks were not actively traded by the market, though lower interest rates intrinsically benefit their market values. At December 31, 2002, the duration on the Company’s non-sinking fund preferred stock portfolio was 8.2 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2002 by approximately $12 million, everything else remaining the same.

The remainder of the equity portfolio, representing 5% of total investments at market value, consists primarily of public utility common stocks. These assets are theoretically defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. However, the Company did not experience low volatility in 2002. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.66. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $14 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to 1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, 2) recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and 3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 will not have a material impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) for segments of a business to be disposed of. However, SFAS No. 144 retains the requirement of APB No. 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as “held for sale”. SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company’s earnings or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of Statement 4 are applicable to fiscal years beginning after May 15, 2002. The provisions related to Statement 13 are applicable to transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are applicable to financial statements issued on or after

May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company’s earnings or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF 94-3. SFAS No. 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS No. 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), which addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution, except for transactions between two or more mutual enterprises. Under SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. SFAS No. 147 also provides guidance on accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises are effective October 1, 2002. Management of the Company anticipates that the adoption of SFAS No. 147 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Management of the Company anticipates that the adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note 13 in Notes to Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company’s financial statements.

Forward-looking statements

Certain statements in this report on Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with out investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Quarterly Data

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2002
Earned premiums	$386,637	$418,146	$455,467	$481,277
Income (loss) before income taxes	$34,838	$(7,563)	$16,677	$16,716
Net income	$28,954	$1,301	$18,520	$17,330
Basic earnings per share	$.53	$.02	$.34	$.33
Diluted earnings per share	$.53	$.02	$.34	$.32
Dividends declared per share	$.30	$.30	$.30	$.30

2001
Earned premiums	$323,772	$338,171	$351,896	$366,722
Income before income taxes	$28,597	$31,798	$39,967	$24,447
Net income	$24.708	$26,465	$32,055	$22,111
Basic earnings per share	$.46	$.49	$.59	$.41
Diluted earnings per share	$.45	$.49	$.59	$.41
Dividends declared per share	$.265	$.265	$.265	$.265

Item 8.    Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

January 31, 2003

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Amounts expressed in thousands, except share amounts

ASSETS
	2002	2001
Investments:
Fixed maturities available for sale (amortized cost $1,565,760 in 2002 and $1,560,180 in 2001)	$1,632,871	$1,586,433
Equity securities available for sale (cost $233,297 in 2002 and $277,925 in 2001)	230,981	277,787
Short-term cash investments, at cost, which approximates market	286,806	71,951

Total investments	2,150,658	1,936,171
Cash	13,191	3,851
Receivables:
Premiums receivable	186,446	143,612
Premium notes	21,761	17,256
Accrued investment income	26,203	27,979
Other	25,035	29,529

	259,445	218,376
Deferred policy acquisition costs	107,485	83,440
Fixed assets, net	61,619	44,448
Deferred income taxes	17,004	1,252
Other assets	35,894	29,002

Total assets	$2,645,296	$2,316,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$679,271	$534,926
Unearned premiums	545,485	421,342
Notes payable	128,859	129,513
Loss drafts payable	64,346	53,629
Accounts payable and accrued expenses	61,270	46,638
Current income tax	6,654	4,367
Other liabilities	60,625	56,414

Total liabilities	1,546,510	1,246,829

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,361,698 shares in 2002 and 54,276,798 in 2001	55,933	53,955
Accumulated other comprehensive income	42,140	16,975
Unearned ESOP compensation	—	(1,000)
Retained earnings	1,000,713	999,781

Total shareholders’ equity	1,098,786	1,069,711

Total liabilities and shareholders’ equity	$2,645,296	$2,316,540

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 31, 2002

Amounts expressed in thousands, except per share data

	2002	2001	2000
Revenues:
Earned premiums	$1,741,527	$1,380,561	$1,249,259
Net investment income	113,083	114,511	106,466
Net realized investment gains (losses)	(70,412)	6,512	3,944
Other	2,073	5,396	6,349

Total revenues	1,786,271	1,506,980	1,366,018

Expenses:
Losses and loss adjustment expenses	1,268,243	1,010,439	901,781
Policy acquisition costs	378,385	301,670	268,657
Other operating expenses	74,875	62,335	59,733
Interest	4,100	7,727	7,292

Total expenses	1,725,603	1,382,171	1,237,463

Income before income taxes	60,668	124,809	128,555
Income tax (benefit) expense	(5,437)	19,470	19,189

Net income	$66,105	$105,339	$109,366

Basic earnings per share	$1.22	$1.94	$2.02

Diluted earnings per share	$1.21	$1.94	$2.02

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years ended December 31, 2002

Amounts expressed in thousands

	2002	2001	2000
Net income	$66,105	$105,339	$109,366
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(30,623)	(16,854)	109,432
Less: reclassification adjustment for net losses (gains) included in net income	69,303	(4,524)	(1,214)

Other comprehensive income (loss), before tax	38,680	(21,378)	108,218
Income tax (benefit) expense related to unrealized holding gains (losses) arising during period	(10,741)	(5,899)	38,301
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	24,256	(1,583)	(425)

Comprehensive income, net of tax	$91,270	$91,443	$179,708

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three years ended December 31, 2002

Amounts expressed in thousands

	2002	2001	2000
Common stock, beginning of year	$53,955	$52,162	$50,963
Proceeds of stock options exercised	1,581	1,344	1,304
Tax benefit on sales of incentive stock options	389	587	549
Release of common stock by the ESOP	8	(138)	(358)
Purchase and retirement of common stock	—	—	(296)

Common stock, end of year	55,933	53,955	52,162

Accumulated other comprehensive income (loss), beginning of year	16,975	30,871	(39,471)
Net increase (decrease) in other comprehensive income, net of tax	25,165	(13,896)	70,342

Accumulated other comprehensive income, end of year	42,140	16,975	30,871

Unearned ESOP compensation, beginning of year	(1,000)	(2,000)	(3,000)
Amortization of unearned ESOP compensation	1,000	1,000	1,000

Unearned ESOP compensation, end of year	—	(1,000)	(2,000)

Retained earnings, beginning of year	999,781	951,872	901,099
Purchase and retirement of common stock	—	—	(6,683)
Net income	66,105	105,339	109,366
Dividends paid to shareholders	(65,173)	(57,430)	(51,910)

Retained earnings, end of year	1,000,713	999,781	951,872

Total shareholders’ equity	$1,098,786	$1,069,711	$1,032,905

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31, 2002

Amounts expressed in thousands

	2002	2001	2000
Cash flows from operating activities:
Net income	$66,105	$105,339	$109,366
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in unpaid losses and loss adjustment expenses	144,345	42,706	41,719
Increase in unearned premiums	124,143	55,763	15,389
Increase in premium notes receivable	(4,505)	(3,051)	(831)
Increase in premiums receivable	(42,834)	(20,542)	(7,417)
(Decrease) increase in reinsurance recoveries	(955)	19,335	(1,509)
Increase in deferred policy acquisition costs	(24,045)	(12,314)	(7,151)
Increase in premiums collected in advance	7,558	6,922	2,284
Increase in loss drafts payable	10,717	3,675	9,891
(Increase) decrease in accrued income taxes, excluding deferred tax on change in unrealized gain	(27,003)	(1,209)	2,153
Increase (decrease) in accounts payable and accrued expenses	14,632	6,923	(13,407)
Depreciation	10,233	8,477	6,926
Net realized investment (gains) losses	70,412	(6,512)	(3,944)
Bond accretion, net	(6,982)	(9,229)	(7,337)
Other, net	741	3,169	6,938

Net cash provided from operating activities	342,562	199,452	153,070
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(480,335)	(341,471)	(294,827)
Sales	327,464	186,949	137,448
Calls or maturities	119,460	71,758	54,914
Equity securities available for sale:
Purchases	(207,535)	(90,067)	(83,372)
Sales	216,565	64,450	81,294
Mercury County Mutual Insurance Company (ELM) transaction less cash acquired (See Note 8)	—	—	(5,138)
(Decrease) increase in receivable from securities	(1,246)	167	(200)
Increase in short-term cash investments	(214,855)	(38,974)	10,591
Purchase of fixed assets	(29,389)	(18,095)	(8,342)
Sale of fixed assets	2,241	563	1,031

Net cash used in investing activities	(267,630)	(164,720)	(106,601)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	123,309	—
Increase in notes payable	—	—	37,000
Net payments under credit arrangements	(1,000)	(103,039)	(27,000)
Dividends paid to shareholders	(65,173)	(57,430)	(51,910)
Proceeds from stock options exercised	1,581	1,344	1,303
Purchase and retirement of common stock	—	—	(6,979)
Payments on ESOP loan	(1,000)	(1,000)	(1,000)

Net cash used in financing activities	(65,592)	(36,816)	(48,586)

Net increase (decrease) in cash	9,340	(2,084)	(2,117)
Cash:
Beginning of the year	3,851	5,935	8,052

End of the year	$13,191	$3,851	$5,935

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 2002, 2001 and 2000, over 85% of the net written premiums were from California.

The consolidated financial statements include the accounts of Mercury General Corporation (the “Company”) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury Indemnity Company of Illinois, Mercury Indemnity Company of Florida, Mercury Insurance Services, LLC (MISLLC), American Mercury Insurance Company (AMIC), AFI Management Company, Inc. (AFIMC), American Mercury Lloyds Insurance Company (AML) and Mercury County Mutual Insurance Company (MCM). American Mercury MGA, Inc. (AMMGA), is a wholly owned subsidiary of AMIC. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, AFIMC. MCM is not owned by the Company but is controlled through a management contract. The results of MCM are included in the financial statements effective September 30, 2000. MCM is discussed further in Note 8 of the Notes to Consolidated Financial Statements. The financial statements also include Concord Insurance Services, Inc., (Concord) a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, AMMGA, MISLLC and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

Investments

Fixed maturities available for sale include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Fixed maturities available for sale, which include bonds and sinking fund preferred stocks, are carried at market. Investments in equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market. Short-term cash investments are carried at cost, which approximates market.

In most cases, the market valuations were drawn from standard trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date.

Temporary unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable tax effects. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of income. Realized gains and losses are included in the consolidated statements of income based upon the specific identification method.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The Company writes covered call options through listed exchanges and over-the-counter. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company as writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option.

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 of the Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The notes payable are carried at their book value which is calculated as the principal less unamortized discount on the senior debt and the discounted value of future payments on the Employers Reinsurance Corporation note in the MCM transaction. The terms of the notes are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of the purchase price of acquired businesses over the fair value of net assets acquired using the purchase method of accounting. Included in the Company’s balance sheet are goodwill of $7.3 million and other intangible assets of $9.3 million. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. The goodwill and other intangible assets were determined to have an indefinite useful life and in accordance with SFAS No. 142 are not amortized, but tested for impairment annually. The fair value of goodwill and other intangibles are measured annually based upon projected discounted operating cash flows using a market rate of interest to discount the cash flows. No impairment was recorded at December 31, 2002. Prior to January 2002, the Company amortized these assets over their expected useful lives and recorded amortization expense for goodwill and other intangible assets of $1.9 million in 2001 and $1.2 million in 2000.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

Net premiums written during 2002, 2001 and 2000 were $1,865,046,000, $1,442,886,000, and $1,272,447,000, respectively.

One broker produced direct premiums written of approximately 16%, 17% and 18% of the Company’s total direct premiums written during 2002, 2001 and 2000, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

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

Earnings per Share

Earnings per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which requires presentation of basic and diluted earnings per share for all publicly traded companies. Note 14 of the Notes to Consolidated Financial Statements contains the required disclosures which make up the calculation of basic and diluted earnings per share.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way information about operating segments is reported in financial statements. The Company does not have any operations that require separate disclosure as operating segments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

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

Statements of Cash Flows

Interest paid during 2002, 2001 and 2000, was $6,435,000, $4,610,000 and $7,357,000, respectively. Income taxes paid were $21,154,000 in 2002, $20,089,000 in 2001 and $14,609,000 in 2000.

The tax benefit realized on stock options exercised and included in cash provided from operations in 2002, 2001 and 2000 was $389,000, $587,000 and $549,000, respectively.

In 2001, debt issuance costs of $1,345,000 were paid in connection with the public debt offering of $125 million of senior notes payable.

In 2000, notes payable with a discounted value of $5,889,000 were issued as part of the consideration for the right to manage and control MCM (See Note 8 in Notes to Consolidated Financial Statements).

Stock-Based Compensation

The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Disclosure of stock-based compensation determined in accordance with SFAS No. 148 is presented in Note 13 in Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to 1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, 2) recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and 3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 will not have a material impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) for segments of a business to be disposed of. However, SFAS No. 144 retains the requirement of APB No. 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as “held for sale”. SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company’s earnings or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of Statement 4 are applicable to fiscal years beginning after May 15, 2002. The provisions related to Statement 13 are applicable to transactions occurring

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

after May 15, 2002. All other provisions of SFAS No. 145 are applicable to financial statements issued on or after May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company’s earnings or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF 94-3. SFAS No. 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS No. 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), which addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution, except for transactions between two or more mutual enterprises. Under SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. SFAS No. 147 also provides guidance on accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises are effective on October 1, 2002. Management of the Company anticipates that the adoption of SFAS No. 147 is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Management of the Company anticipates that the adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note 13 in Notes to Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company’s financial statements.

(2)    Investments and Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Interest and dividends on fixed maturities	$95,124	$95,187	$86,644
Dividends on equity securities	15,478	17,080	17,136
Interest on short-term cash investments	2,951	3,295	3,380

Total investment income	113,553	115,562	107,160
Investment expense	470	1,051	694

Net investment income	$113,083	$114,511	$106,466

A summary of net realized investment gains (losses) is as follows:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$(34,550)	$4,561	$549
Equity securities	(35,862)	1,951	3,395

	$(70,412)	$6,512	$3,944

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$11,807	$5,558	$1,740
Gross realized losses	(12,894)	(1,608)	(908)

Net	$(1,087)	$3,950	$832

Equity securities available for sale:
Gross realized gains	$7,622	$5,205	$5,259
Gross realized losses	(6,561)	(2,760)	(1,621)

Net	$1,061	$2,445	$3,638

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$40,858	$(19,324)	$77,288
Income tax expense (benefit)	14,300	(6,763)	27,051

	$26,558	$(12,561)	$50,237

Equity securities	$(2,178)	$(2,055)	$30,930
Income tax expense (benefit)	(785)	(720)	10,825

	$(1,393)	$(1,335)	$20,105

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Accumulated unrealized gains and losses on securities available for sale is as follows:

	December 31,
	2002	2001
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$94,032	$56,541
Unrealized losses	(26,921)	(30,288)
Tax effect	(23,488)	(9,188)

	$43,623	$17,065

Equity securities available for sale:
Unrealized gains	$8,860	$15,898
Unrealized losses	(11,176)	(16,036)
Tax effect	833	48

	$(1,483)	$(90)

Net unrealized investment gains (classified as accumulated other comprehensive income on the balance sheet)	$42,140	$16,975

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$84,644	$1,492	$56	$86,080
Obligations of states and political subdivisions	1,361,852	89,005	7,856	1,443,001
Corporate securities	105,114	3,245	18,555	89,804
Redeemable preferred stock	14,150	290	454	13,986

Totals	$1,565,760	$94,032	$26,921	$1,632,871

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,043	$329	$22	$8,350
Obligations of states and political subdivisions	1,297,320	51,554	12,874	1,336,000
Corporate securities	239,113	4,230	17,131	226,212
Redeemable preferred stock	15,704	428	261	15,871

Totals	$1,560,180	$56,541	$30,288	$1,586,433

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

At December 31, 2002, bond holdings rated below investment grade were less than 2% of total investments. The average Standard and Poor’s rating of the bond portfolio was AA. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2002 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$6,070	$6,183
Due after one year through five years	41,441	44,174
Due after five years through ten years	272,989	276,122
Due after ten years	1,245,260	1,306,392

	$1,565,760	$1,632,871

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2002	2001
	(Amounts in thousands)
Land	$12,305	$10,524
Buildings	30,359	25,088
Furniture and equipment	75,161	56,880
Leasehold improvements	1,283	415

	119,108	92,907
Less accumulated depreciation	(57,489)	(48,459)

Net fixed assets	$61,619	$44,448

In November 2001, the Company purchased twelve acres of land in Rancho Cucamonga, California. Construction of a 100,000 square foot office building to house Company personnel commenced in 2002 with completion anticipated during 2003. In 2002, the Company purchased an additional six and one half acres of land adjacent to the twelve acres of land. This space will be used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Balance, beginning of year	$83,440	$71,126	$63,975
Costs deferred during the year	402,430	313,984	275,808
Amortization charged to expense	(378,385)	(301,670)	(268,657)

Balance, end of year	$107,485	$83,440	$71,126

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(5)    Notes Payable

The Company had outstanding debt at December 31, 2002 of $128.9 million. Included in the total debt is the proceeds from an August 7, 2001, public debt offering where the Company issued $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs approximately 7.44%. At December 31, 2002, the book value of the debt was $124.7 million and the fair market value was $138.6 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap significantly reduced interest expense in 2002, but does expose the Company to higher interest expense in future periods, should LIBOR rates increase. The effective annualized interest rate in 2002 was 2.9%. The swap is accounted for as a fair value hedge under SFAS No. 133.

As part of the Mercury County Mutual Insurance Company transaction, the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation over 7 years beginning September 30, 2001. At December 31, 2002, the Company was carrying a note payable for $4.2 million, which represents the discounted value of the five remaining annual payments using a 7% rate.

(6)    Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Federal
Current	$23,593	$21,377	$20,270
Deferred	(29,271)	(2,546)	(1,236)

	$(5,678)	$18,831	$19,034

State
Current	$237	$196	$155
Deferred	4	443	—

	$241	$639	$155

Total
Current	$23,830	$21,573	$20,425
Deferred	(29,267)	(2,103)	(1,236)

Total	$(5,437)	$19,470	$19,189

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Computed tax expense at 35%	$21,234	$43,683	$44,994
Tax-exempt interest income	(27,656)	(25,694)	(27,295)
Dividends received deduction	(3,065)	(3,054)	(3,152)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	4,689	4,272	4,496
Other, net	(639)	263	146

Income tax (benefit) expense	$(5,437)	$19,470	$19,189

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2002	2001
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$39,009	$30,363
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	13,734	10,553
Write-down of impaired investments	24,423	—
Other deferred tax assets	10,006	8,850

Total gross deferred tax assets	87,172	49,766

Deferred tax liabilities
Deferred acquisition costs	(41,662)	(32,652)
Tax liability on net unrealized gain on securities carried at market value	(22,654)	(9,140)
Tax depreciation in excess of book depreciation	(555)	(941)
Accretion on bonds	(47)	(3,629)
Other deferred tax liabilities	(5,250)	(2,152)

Total gross deferred tax liabilities	(70,168)	(48,514)

Net deferred tax assets	$17,004	$1,252

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

The State of California has completed income tax audits on Mercury General Corporation for tax years ended December 31, 1993 through 1996. As part of these audits the California Franchise Tax Board (“FTB”) is challenging the Company’s ability to deduct a portion of its management and interest expenses. Upon completion of the audits for tax years ended December 31, 1993 through 1996, the FTB proposed assessments of approximately $7,600,000, plus interest. The Company has formally appealed the proposed assessments and is currently awaiting

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

a hearing scheduled for March 2003 before the California State Board of Equalization (“SBE”). Although the ultimate outcome of these audits is uncertain, management believes the Company will prevail for all years under audit. Accordingly, no provision for additional state income tax liabilities has been made in the consolidated financial statements.

In a recent court ruling that affects the tax years 1997 through 2000, a statute that allowed Mercury General a tax deduction for the dividends received from its wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the FTB is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997. The Company has been assessed $17.3 million plus interest for the 1997 through 2000 tax years. The Company intends to protest the proposed assessments. The FTB has recently begun an audit of the 2001 tax year.

This ruling by the court has confused certain long standing aspects of the California tax law and has already resulted in legislative proposals for relief which, if approved, would reduce or eliminate the amount of the FTB’s proposed assessment against the Company. In addition, without such legislation, years of future litigation may be required to determine the ultimate outcome. Consequently, the ultimate amount that the Company may be required to pay is impossible to predict at the present time and the Company has not recorded a provision for additional state income tax liabilities related to this matter.

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Gross reserves for losses and loss adjustment expenses at beginning of year	$534,926	$492,220	$434,843
Less reinsurance recoverable	(18,334)	(28,417)	(16,043)

Net reserves, beginning of year	516,592	463,803	418,800
Incurred losses and loss adjustment expenses related to:
Current year	1,242,060	993,510	878,144
Prior years	26,183	16,929	23,637

Total incurred losses and loss adjustment expenses	1,268,243	1,010,439	901,781

Loss and loss adjustment expense payments related to:
Current year	759,165	636,007	562,163
Prior years	360,781	321,643	294,615

Total payments	1,119,946	957,650	856,778

Net reserves for losses and loss adjustment expenses at end of year	664,889	516,592	463,803
Reinsurance recoverable	14,382	18,334	28,417

Gross reserves, end of year	$679,271	$534,926	$492,220

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The increase in the provision for insured events of prior years in 2002, 2001 and 2000 largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in severity over what was recorded are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

(8)    Mercury County Mutual Insurance Company Transaction

Effective September 30, 2000, the Company completed a transaction with Employers Reinsurance Corporation purchasing the authority and right to manage and control Elm County Mutual Insurance Company. Effective January 2, 2001, the name was changed to Mercury County Mutual Insurance Company (“MCM”). The results of operations of MCM, which are not material to the Company, are included in the consolidated financial statements of the Company effective September 30, 2000.

In 2001, the Company began writing Texas automobile risks that were previously placed through third-party Texas county mutual insurers and 100% reinsured by the Company, directly with MCM. Risks produced by the Company that are written directly through MCM are 100% ceded to affiliated Mercury Companies.

The MCM transaction was accounted for using the purchase method of accounting and resulted in a small amount of an intangible asset. As required by SFAS No. 142, the Company has assessed the asset which at December 31, 2002 was $9.3 million and determined that it is not impaired. Also, per SFAS No. 142, the Company will no longer amortize this asset after 2001 as it has an indefinite life. Total amortization expense in 2001 related to this asset was $1.0 million.

(9)    Dividend Restrictions

The Insurance Companies are subject to the financial capacity guidelines established by the Office of the Commissioner of Insurance of their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2003, the direct insurance subsidiaries of the Company are permitted to pay approximately $98 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2002 and 2001, the Insurance Companies paid dividends to Mercury General Corporation of $75.0 million and $60.0 million, respectively.

(10)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2002, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $14,792,000, $93,720,000 and $103,937,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2002 and 2001 was $1,014,935,000 and $1,045,104,000, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The Company has estimated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2002 according to the formula issued by the NAIC. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

Codification

The NAIC established a national standard of accounting for insurance enterprises referred to industry-wide as codification, which became effective January 1, 2001. At December 31, 2001, the Company realized a surplus increase of approximately $41 million due to codification. This increase primarily related to the establishment of a net deferred tax asset.

(11)    Commitments and Contingencies

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2008. Total rent expense under these lease agreements, all of which are operating leases, was $4,815,000, $4,428,000 and $4,138,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2003	$5,130
2004	$5,293
2005	$4,486
2006	$4,082
2007	$3,535
Thereafter	$2,086

In addition to the commitments above, the Company will be investing approximately $15 million in 2003 for construction of a 100,000 square foot office building in Rancho Cucamonga, California. Completion of the project is projected in 2003.

The Company and its subsidiaries are defendants in various lawsuits generally incidental to their business. In most of these actions plaintiffs assert claims for exemplary and punitive damages which are not insurable under judicial decisions. The Company vigorously defends these actions unless a reasonable settlement appears appropriate. While management does not expect the ultimate disposition of these lawsuits to have a material effect on the Company’s consolidated operations or financial position, an unfavorable outcome of these lawsuits may expose the Company to a material loss.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30,2000, the plaintiff is asserting unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

fees and should be liable for them. The plaintiff is seeking an elimination of the broker fees and restitution of previously paid broker fees. Following a four-day trial, in December 2002, proposed findings of fact and conclusions of law in favor of the plaintiff were issued stating that the Company’s brokers are indistinguishable from agents and should not charge broker fees, and that the broker fees are attributable to the Company, suggesting the Company could be held responsible for restitution. The Company filed objections to the proposed findings of fact and conclusions of law and requested a hearing. A hearing on the Company’s objections was granted and is scheduled for March 18, 2003. The Company intends to continue to vigorously defend this case.

In Sheila Leivas, Individually And On Behalf Of All Others Similarly Situated vs. Mercury Insurance Company (Orange County Superior Court), filed July 12, 2002, the Company is defending a suit involving a dispute over premium retained by the Company during a time when the plaintiff was not covered following a voluntary cancellation of the policy and prior to reinstatement of the policy. The plaintiff is seeking to have the case certified as a class action. The plaintiff is seeking actual and punitive damages, and injunctive relief. The Company was successful on its demurrer to the plaintiff’s original complaint. The plaintiff has filed an amended complaint and the Company intends to file a demurrer to the amended complaint. The Company intends to continue to vigorously defend this case.

In Dan O’Dell, individually and On behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12,2002, the plaintiffs are challenging the Company’s use of certain automated database vendors to assist in valuing total loss claims. The plaintiff is seeking to have the case certified as a class action. The plaintiffs allege that these automated databases systematically undervalue total loss claims to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with four other similar cases, and also with three other cases relating to medical payment claims (discussed below). The Company intends to vigorously defend this lawsuit jointly with other defendants in the coordinated proceedings.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Supreme Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. Plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. Plaintiffs are seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. As discussed above, the case has been coordinated with three other similar cases, and also with four other cases relating to total loss claims. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

A stay of all actions is currently in place in the coordinated proceedings in which O’Dell and Goodman case are included. Hearings on the demurrers and other preliminary motions of the defendants are expected to take place sometime in the summer of 2003.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. (See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview, and Note 6 of Notes to Consolidated Financial Statements.)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(12)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,500,000, $1,300,000 and $1,100,000 for plan years ended December 31, 2002, 2001 and 2000, respectively.

The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $2,030,000, $1,787,000 and $1,805,000 for the plan years ended December 31, 2002, 2001 and 2000.

Effective March 11, 1994 the Profit Sharing Plan also includes a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares are used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6.

Accordingly, the debt of the ESOP, which was $1,000,000, $2,000,000 and $3,000,000 at December 31, 2002, 2001 and 2000, respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders’ equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $1,009,000, $862,000 and $642,000 in 2002, 2001 and 2000, respectively. The ESOP shares as of December 31 were as follows:

	2002	2001
Allocated shares	92,000	69,000
Shares committed-to-be released	23,000	23,000
Unreleased shares	—	23,000

Total ESOP shares	115,000	115,000

Market value of unreleased shares at December 31,	$—	$1,004,000

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(13)    Common Stock

Dividends paid per-share in 2002, 2001 and 2000 were $1.20, $1.06 and $0.96, respectively and dividends paid in total in 2002, 2001 and 2000 were $65,173,000, $57,430,000 and $51,910,000, respectively.

The Company adopted a stock option plan in October 1985 (the “1985 Plan”) under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeds the 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2002 no awards other than options have been granted.

As explained in Note 1, the Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands, except per share)
Net income, as reported	$66,105	$105,339	$109,366
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(485)	(459)	(395)

Proforma net income	$65,620	$104,880	$108,971

Earnings per share:
Basic—as reported	$1.22	$1.94	$2.02

Basic—pro forma	$1.21	$1.93	$2.01

Diluted—as reported	$1.21	$1.94	$2.02

Diluted—pro forma	$1.21	$1.93	$2.01

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 3.2 percent in 2002, 2.4 percent for 2001 and 2.2 percent for 2000, expected volatility of 33.6 percent in 2002, 34.2 percent in 2001 and 33.4 percent in 2000 and expected lives of 6 years in 2002 and 2001 and 7 years in 2000. The risk-free interest rates used were 4.4 percent for options granted during 2002, 4.9 percent for the options granted during 2001 and 6.4 percent for the options granted during 2000.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

A summary of the status of the Company’s plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	580,800	$27.739	538,675	$23.104	597,875	$22.370
Granted during the year	87,000	41.497	125,500	39.912	77,000	26.386
Exercised during the year	(84,850)	18.629	(83,375)	16.118	(83,000)	15.706
Canceled or expired	—	—	—	—	(53,200)	31.144

Outstanding at end of year	582,950	31.118	580,800	27.739	538,675	23.104

Options exercisable at year-end	313,690		328,460		346,855
Weighted-average fair value of options granted during the year	$11.79		$12.96		$9.95

The following table summarizes information regarding the stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/02	Weighted Avg. Exercise Price
$15.00 to 15.9375	84,050	2.22	$15.507	84,050	$15.507
$21.75 to 29.77	200,400	5.26	24.320	144,640	23.951
$31.22 to 44.8209	298,500	8.05	40.078	85,000	39.567

$15.00 to 44.8209	582,950	6.25	31.18	313,690	25.920

(14)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2002			2001			2000
	(000’s)	(000’s)		(000’s)	(000’s)		(000’s)	(000’s)
	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$66,105	54,314	$1.22	$105,339	54,182	$1.94	$109,366	54,100	$2.02
Effect of dilutive securities:
Options	—	188		—	200		—	158

Diluted EPS
Income available to common stockholders after assumed conversions	$66,105	54,502	$1.21	$105,339	54,382	$1.94	$109,366	54,258	$2.02

The diluted weighted shares excludes incremental shares of 8,000, 104,000 and 126,000 for 2002, 2001 and 2000, respectively. These shares are excluded due to their antidilutive effect.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Information regarding executive officers of the Company is included in Part I. For this and other information called for by Items 10, 11, 12 and 13, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 14, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.    Financial Statements:  The Consolidated Financial Statements for the year ended December 31, 2002 are contained herein as listed in the Index to Consolidated Financial Statements on page 36.

2.    Financial Statement Schedules:

Title
Independent Auditors’ Report on Financial Statement Schedules
Schedule I—Summary of Investments—Other than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule IV—Reinsurance

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits:

3.1(1)	Articles of Incorporation of the Company, as amended to date.

3.2(2)	By-laws of the Company, as amended to date.

4.1(3)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

4.2(4)	Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.

4.3(5)

Officers’ Certificate establishing the Company’s 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

10.1(1)	Form of Agency Contract.

10.2(6)	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(10)	The 1995 Equity Participation Plan.

10.13(8)	Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.

10.14(9)	ESOP Master Trust Agreement between the Company and BNY Western Trust Company, as Trustee, effective January 1, 1998.

10.15(9)	ESOP Loan Agreement between Union Bank and BNY Western Trust Company, as Trustee, of the Mercury General Corporation ESOP Master Trust dated as of September 29, 1998.

10.16(9)	Continuing Guaranty, dated as of August 29, 1998, executed by Mercury General Corporation in favor of Union Bank.

10.17(9)	Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective January 1, 1999.

10.18(9)	Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.

10.19(11)	Credit agreement dated as of October 27, 2000 between Mercury General Corporation and Bank of America, N.A.

10.20(11)

Management agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.21(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.

10.22(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.

10.23(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.

10.24(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.

10.25(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.

10.26(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

21.1	Subsidiaries of the Company.

23.1	Accountants’ Consent.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

(2)	This document was filed as an exhibit to Registrant’s Form 8-K filed on September 14, 1999 and is incorporated herein by this reference.

(3)	This document was filed as an exhibit to Registrant’s Registration

(4)	This document was filed as an exhibit to Registrant’s Form S-3 filed on June 4, 2001 and is incorporated herein by this reference.

(5)	This document was filed as an exhibit to Registrant’s Form 8-K filed on August 6, 2001 and is incorporated herein by this reference.

(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by this reference.

(10)	This document was filed as an exhibit to Registrant’s Form S-8 filed on March 8, 1996 and is incorporated herein by this reference.

(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 and is incorporated herein by this reference.

(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and is incorporated herein by this reference.

(b)    Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GEORGE JOSEPH
George Joseph Chairman of the Board and Chief Executive Officer

March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2003

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2003

/s/ NATHAN BESSIN Nathan Bessin	Director	February 28, 2003

/s/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 28, 2003

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 28, 2003

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 28, 2003

/s/ GLORIA JOSEPH Gloria Joseph	Director	February 28, 2003

/s/ CHARLES MCCLUNG Charles McClung	Director	February 28, 2003

/s/ DONALD P. NEWELL Donald P. Newell	Director	February 28, 2003

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 28, 2003

Certification of Chief Executive Officer

I, George Joseph, certify that:

1.	I have reviewed this annual report on Form 10-K of Mercury General Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 6, 2003	/s/ GEORGE JOSEPH

George Joseph Chief Executive Officer

Certification of Chief Financial Officer

I, Theodore Stalick, certify that:

1.	I have reviewed this annual report on Form 10-K of Mercury General Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 6, 2003	/s/ THEODORE STALICK

Theodore Stalick Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors

Mercury General Corporation:

Under date of January 31, 2003 we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

January 31, 2003

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2002

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturities available for sale Bonds:
U.S. Government	$84,644	$86,080	$86,080
States, municipalities	1,361,852	1,443,001	1,443,001
All other corporate bonds	105,114	89,804	89,804
Redeemable preferred stock	14,150	13,986	13,986

Total fixed maturities available for sale	1,565,760	1,632,871	1,632,871

Equity securities:
Common stocks:
Public utilities	77,936	79,263	79,263
Banks, trust and insurance companies	6,112	6,970	6,970
Industrial, miscellaneous and all other	19,541	20,185	20,185
Nonredeemable preferred stocks	129,139	123,994	123,994
Other investments	569	569	569

Total equity securities available for sale	233,297	230,981	230,981

Short-term investments	286,806		286,806

Total investments	$2,085,863		$2,150,658

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES—(Continued)

December 31, 2001

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturities available for sale Bonds:
U.S. Government	$8,043	$8,350	$8,350
States, municipalities	1,297,320	1,336,000	1,336,000
All other corporate bonds	239,113	226,212	226,212
Redeemable preferred stock	15,704	15,871	15,871

Total fixed maturities available for sale	1,560,180	1,586,433	1,586,433

Equity securities:
Common stocks:
Public utilities	79,267	84,072	84,072
Banks, trust and insurance companies	8,673	10,157	10,157
Industrial, miscellaneous and all other	31,205	30,880	30,880
Nonredeemable preferred stocks	158,780	152,678	152,678

Total equity securities available for sale	277,925	277,787	277,787

Short-term investments	71,951		71,951

Total investments	$1,910,056		$1,936,171

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(Amounts in thousands)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $4,642 in 2002 and $8,378 in 2001)	$5,186	$6,685
Equity securities, available for sale (cost $22,120 in 2002 and $27,169 in 2001)	21,755	26,360
Short-term cash investments	9,253	9,297
Investment in subsidiaries	1,188,422	1,160,708

Total investments	1,224,616	1,203,050

Amounts due from affiliates	1,965	(232)
Income taxes	1,041	831
Other assets	2,390	1,720

Total assets	$1,230,012	$1,205,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$128,859	$129,513
Accounts payable and accrued expenses	1,366	3,434
Other liabilities	1,001	2,711

Total liabilities	131,226	135,658

Shareholders’ equity:
Common stock	$55,933	$53,955
Accumulated other comprehensive income	42,140	16,975
Unearned ESOP compensation	—	(1,000)
Retained earnings	1,000,713	999,781

Total shareholders’ equity	1,098,786	1.069,711

Total liabilities and shareholders’ equity	$1,230,012	$1,205,369

See accompanying notes to condensed financial information

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31, 2002

	2002	2001	2000
	(Amounts in thousands)
Revenues:
Net investment income	$2,698	$3,133	$2,230
Management fee income from subsidiaries	—	—	216,413
Other	(8,865)	(273)	12

Total revenues (expenses)	(6,167)	2,860	218,655

Expenses:
Loss adjustment expenses	—	—	136,835
Policy acquisition costs	—	—	34,567
Other operating expenses	1,945	1,528	46,274
Interest	4,100	7,727	7,292

Total expenses	6,045	9,255	224,968

Loss before income taxes and equity in net income of subsidiaries	(12,212)	(6,395)	(6,313)
Income tax benefit	(5,114)	(2,355)	(2,446)

Loss before equity in net income of subsidiaries	7,098	(4,040)	(3,867)
Equity in net income of subsidiaries	73,203	109,379	113,233

Net income	$66,105	$105,339	$109,366

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three Years ended December 31, 2002

	2002	2001	2000
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,798	$5,922	$(8,570)
Cash flows from investing activities:
Capital contribution to controlled entity	(8,000)	(12,000)	(3,000)
Dividends from subsidiaries	75,000	60,000	62,500
Mercury County Mutual Insurance Company (ELM) Transaction	(1,000)	—	(7,000)
Fixed maturities, at market:
Purchases	—	(6,087)	(2,042)
Calls or maturities	3	23	2,028
Equity securities:
Purchases	(144,107)	(3,507)	(4,067)
Sales	137,414	2,187	3,359
Calls	4,060	802	—
(Increase) decrease in short term cash investments, net	44	(5,811)	2,470

Net cash provided by investing activities	63,414	35,607	54,248
Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	123,309	—
Increase in notes payable	—	—	37,000
Net payments under credit arrangements	—	(103,039)	(27,000)
Dividends paid to shareholders	(65,173)	(57,430)	(51,910)
Purchase and retirement of common stock	—	—	(6,979)
Stock options exercised	1,581	1,344	1,303
Net decrease of ESOP loan	(1,000)	(1,000)	(1,000)

Net cash used in financing activities	(64,592)	(36,816)	(48,586)
Net increase (decrease) in cash	620	4,713	(2,908)
Cash:
Beginning of the year	(679)	(5,392)	(2,484)

End of the year	$(59)	$(679)	$(5,392)

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2002 and 2001

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

Dividends Received From Subsidiaries

Dividends of $75,000,000, $60,000,000 and $62,500,000 were received by the Company from its wholly-owned subsidiaries in 2002, 2001 and 2000, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Cash Overdraft

At December 31, 2002 and 2001, the Company had cash overdrafts of $59,000 and $679,000 respectively which are classified in “other liabilities” in the accompanying condensed balance sheet.

Capitalization of Subsidiaries

In 2001, the Company contributed $7 million and $5 million, respectively, for the formation and initial capitalization of Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida. In 2002, an additional $8 million was contributed to Mercury Insurance Company of Florida.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31, 2002

	Direct amount	Ceded to other companies	Assumed	Net amount
	(Amounts in thousands)
Property and Liability insurance earned premiums
2002	$1,748,645	$8,866	$1,748	$1,741,527
2001	$1,374,988	$7,233	$12,806	$1,380,561
2000	$1,233,263	$8,659	$24,655	$1,249,259