Form 10-Q
period 2003-03-31
MERCURY GENERAL CORP
filed 2003-05-13
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003
Commission File No. 0-3681

MERCURY GENERAL CORPORATION
 (Exact name of registrant as specified in its charter)

California	95-221-1612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

At May 1, 2003, the Registrant had issued and outstanding an aggregate of 54,398,948 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.                    Financial Statements

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,623,865 in 2003 and $1,565,760 in 2002)	$1,698,762	$1,632,871
Equity securities available for sale (cost $224,297 in 2003 and $233,297 in 2002)	229,079	230,981
Short-term cash investments, at cost, which approximates market	316,457	286,806

Total investments	2,244,298	2,150,658
Cash	14,191	13,191
Receivables:
Premiums receivable	201,388	186,446
Premium notes	22,377	21,761
Accrued investment income	24,697	26,203
Other	18,232	25,035

Total receivables	266,694	259,445
Deferred policy acquisition costs	115,173	107,485
Fixed assets, net	67,256	61,619
Deferred income taxes	9,795	17,004
Other assets	34,271	35,894

Total assets	$2,751,678	$2,645,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$697,591	$679,271
Unearned premiums	579,762	545,485
Notes payable	128,938	128,859
Loss drafts payable	68,416	64,346
Accounts payable and accrued expenses	62,209	61,270
Current income taxes	10,166	6,654
Other liabilities	71,227	60,625

Total liabilities	1,618,309	1,546,510

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,395,948 shares in 2003 and 54,361,698 shares in 2002	56,732	55,933
Accumulated other comprehensive income	51,764	42,140
Retained earnings	1,024,873	1,000,713

Total shareholders’ equity	1,133,369	1,098,786

Total liabilities and shareholders’ equity	$2,751,678	$2,645,296

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2003	2002

Revenues:
Earned premiums	$500,666	$386,637
Net investment income	26,926	29,504
Net realized investment (losses) gains	(759)	238
Other	1,241	418

Total revenues	528,074	416,797

Expenses:
Incurred losses and loss adjustment expenses	341,546	278,101
Policy acquisition costs	110,289	85,600
Other operating expenses	20,751	17,142
Interest	717	1,116

Total expenses	473,303	381,959

Income before income taxes	54,771	34,838
Income taxes	12,663	5,884

Net income	$42,108	$28,954

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,378,897 in 2003 and 54,265,041 in 2002)	$0.77	$0.53

DILUTED EARNINGS PER SHARE (weighted average shares 54,489,585 as adjusted by 110,688 for the dilutive effect of options in 2003 and 54,462,002 as adjusted by 196,961 for the dilutive effect of options in 2002)	$0.77	$0.53

Dividends declared per share	$0.33	$0.30

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2003	2002

Net income	$42,108	$28,954
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	13,712	(20,385)
Reclassification adjustment for net losses included in net income	1,100	305

Other comprehensive income (loss) before tax.	14,812	(20,080)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	4,803	(7,120)
Income tax expense related to reclassification adjustment for losses included in net income	385	107

Comprehensive income, net of tax	$51,732	$15,887

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2003	2002

Cash flows from operating activities:
Net income	$42,108	$28,954
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	3,520	2,203
Net realized investment losses (gains)	759	(238)
Bond accretion, net	(779)	(2,318)
Increase in premiums receivable	(14,942)	(15,827)
Increase in premium notes receivable	(616)	(1,388)
Increase in deferred policy acquisition costs	(7,688)	(6,867)
Increase in unpaid losses and loss adjustment expenses	18,320	17,539
Increase in unearned premiums	34,277	34,503
Increase in loss drafts payable	4,070	3,617
Increase in accounts payable and accrued expenses	939	934
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	5,512	1,351
Other, net	15,797	4,057

Net cash provided from operating activities	101,277	66,520
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(123,715)	(125,266)
Sales	2,440	67,103
Calls or maturities	64,248	25,265
Equity securities available for sale:
Purchases	(24,620)	(32,564)
Sales	30,979	34,921
Increase in payable for securities	7,289	15,144
Increase in short-term cash investments, net	(29,651)	(26,126)
Purchase of fixed assets	(9,272)	(4,107)
Sale of fixed assets	182	424

Net cash used in investing activities	$(82,120)	$(45,206)

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2003	2002

Cash flows from financing activities:
Increase in notes payable	$79	$89
Dividends paid to shareholders	(17,948)	(16,281)
Proceeds from stock options exercised	712	466
Net decrease in ESOP loan	(1,000)	(1,000)

Net cash used in financing activities	(18,157)	(16,726)

Net increase in cash	1,000	4,588
Cash:
Beginning of the period	13,191	3,851

End of the period	$14,191	$8,439

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$1,598	$4,305
Income taxes paid during the period	$7,054	$4,400
Tax benefit realized on stock options exercised included in cash provided from operations	$87	$147

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses.  Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

          The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit.  In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2003 and the results of operations, comprehensive income and cash flows for the periods presented have been made.  Operating results and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

          Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.       Investments

          The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value.  In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded, during the first three months of 2003, a pre-tax realized loss of $1.7 million for this impairment in asset value.  No amount was recognized during the first quarter of 2002.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       Stock Option Plan Accounting

          The Company applies APB No. 25 in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended March 31,
	(Amounts in thousands, except per share)

	2003	2002

Net income, as reported	$42,108	$28,954
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(140)	(121)

Proforma net income	$41,968	$28,833

Earnings per share:
Basic – as reported	$.77	$.53

Basic – pro forma	$.77	$.53

Diluted – as reported	$.77	$.53

Diluted – pro forma	$.77	$.53

          Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: dividend yield of 3.2 percent in 2003 and 2002, expected volatility of 33.6 percent in 2003 and 2002 and expected lives of 6 years in 2003 and 2002.  The risk-free interest rates used were 4.4 percent for options granted during 2003 and 2002.

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

          The Company, as do most property and casualty insurance companies, utilizes measurements which are standard industry-required measures to report operating results that may not be presented in accordance with GAAP.  Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are certain measurements that reflect these property and casualty insurance industry performance measurements.  Net premiums written represents the premiums charged on policies issued during a fiscal period.  Underwriting gain measures the profitability of the Company’s underwriting operations.  These measures are not intended to replace, and should be read in conjunction with, the GAAP financial results.  These measures are reconciled to the most directly comparable GAAP measure below in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

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

          Implementing rate changes varies by state with California and Georgia requiring prior approval from the Department of Insurance (“DOI”) before a rate can be implemented.  Illinois and Texas require only that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws.  In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminating.”

          The Company received approval from the California DOI to increase its personal automobile insurance rates written by 6.9% in Mercury Casualty Company and California Automobile Insurance Company and 3.8% in Mercury Insurance Company.  The Company plans to implement these rate changes in June 2003.  The Company implemented a 7.1% rate increase for Florida private passenger automobile insurance, effective February 2003 for new business and March 2003 for renewal business.

          The DOI, for each state that the Company operates, conducts periodic examinations of the Company’s insurance subsidiaries domiciled within the respective state.  No states have issued examination reports since those discussed under “Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Florida DOI will commence an examination of the Company’s Florida insurance subsidiaries as of December 31, 2002 in May 2003.

          The State of California has audited Mercury General’s California income tax returns for the tax years ended December 31, 1993 through 2000.  As part of these audits the California Franchise Tax Board (“FTB”) is challenging Mercury General’s ability to deduct a portion of its management and interest expense.  The FTB proposed assessments of approximately $7.6 million, plus interest, for tax years 1993 through 1996.  The Company has formally appealed the proposed assessments and expects a hearing before the California State Board of Equalization (“SBE”).  The SBE has notified Mercury General that the hearing will take place in May 2003.

          Management strongly disagrees with the positions taken by the FTB and believes that the issues will ultimately be resolved in favor of the Company.  Accordingly, no provision for additional state income tax liabilities for the tax years 1993 through 1996 has been made in the consolidated financial statements.

          In a court ruling that affects the tax years 1997 and beyond, a statute that allowed Mercury General a tax deduction for the dividends received from its wholly-owned insurance subsidiaries was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the FTB is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid.  As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997.  The Company has been assessed $17.3 million plus interest for the 1997 through 2000 tax years. The Company intends to protest the proposed assessment.  The FTB has recently begun an audit of the 2001 tax year.

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

          Management has taken actions to minimize potential tax liabilities on 2001 and future inter-company dividends.  However, if management’s actions are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries.  While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

          The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure.  The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. There have been no material changes in any cases disclosed within the Company’s Annual Report on Form 10-K except as noted below.

          In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30,2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company, however the court also held that the Company was not responsible for retroactive restitution.  The court has requested that the parties to the suit prepare a proposed prospective remedy.  A hearing on the proposed remedy is scheduled for May 2003.  The Company intends to continue to vigorously defend this case.

          There have been no changes in the critical accounting policies used by the Company and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves.  Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control.  GAAP prescribes when a Company may accrue for particular risks including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency.  Reported results may therefore appear to be volatile in certain periods.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise.  Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document.  Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties.  If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

          Premiums earned in the first quarter of 2003 increased 29.5% from the corresponding period in 2002.  Premiums written in the first quarter of 2003 increased 27.8% from the corresponding period in 2002.  California private passenger automobile premiums and Florida private passenger automobile premiums were the largest contributors to first quarter written premium growth.

          California premiums written, representing 84% of the Company’s total premiums, grew approximately 25.8% in the first quarter of 2003 compared to an increase of 18.6% for the comparable period of 2002.  Florida premiums written, representing 6% of the Company’s total premiums, grew by 53.5% in the first quarter of 2003 compared to an increase of 91% for the comparable period of 2002.  Both states’ premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business.

          Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure to determine production levels.  Net Premiums Earned, a comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.  The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarter ended, March 31, 2003 and 2002, respectively:

	Quarter Ended March 31,

	2003	2002

Net premiums written	$538,750	$421,501
Increase in unearned premiums	38,084	34,864

Earned premiums	$500,666	$386,637

          The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 68.2% in 2003 and 71.9% in 2002.  The lower loss ratio in the quarter, as compared to the first quarter of 2002, is largely attributable to recent rate increases and improved loss frequency on California automobile claims.  Loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices.

          The expense ratio (GAAP basis) (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 2003 was 26.2% compared to 26.6% in the corresponding period of 2002.  Total expenses increased at essentially the same rate as premium volume.

          The combined ratio of losses and expenses (GAAP basis) was 94.4% in the first quarter of 2003 compared with 98.5% in 2002, resulting in an underwriting gain for the period of $28.1 million, compared with a gain of $5.8 million in the corresponding period of 2002.  Underwriting gain is a non-GAAP financial measure representing the profitability of the Company’s underwriting operations that is directly comparable to income before income taxes.  The following is a reconciliation of total Company underwriting gain to income before income taxes (000s) for the quarter ended March 31, 2003 and 2002, respectively.

	Quarter Ended March 31,

	2003	2002

Underwriting gain	$28,080	$5,794
Net investment income	26,926	29,504
Net realized investment (losses) gains	(759)	238
Other income	1,241	418
Interest expense	(717)	(1,116)

Income before income taxes	$54,771	$34,838

          Investment income for the first quarter 2003 was $26.9 million, compared with $29.5 million in the first quarter of 2002.  The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.33% in the first quarter of 2003 compared to 5.23% in the corresponding period of 2002 on average invested assets of $2,208.2 million and $1,950.2 million, respectively.  The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

          Interest expense was $0.7 million for the first quarter of 2003 compared to $1.1 million for the first quarter of 2002.  The decrease in interest expense in 2003 reflects a lower interest rate environment applied to the Company’s outstanding debt.

          The income tax provision in the first quarter of 2003 of $12.7 million represented an effective tax rate of 23.1%, compared with an effective rate of 16.9% in the corresponding period of 2002.  The higher rate in 2003 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35%, in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

          Net income for the first quarter 2003 of $42.1 million, or $.77 per share (diluted), compares with $29.0 million, or $.53 per share (diluted), in the corresponding period of 2002.  Basic net income per share was $.77 in 2003 and $.53 in 2002.

Liquidity and Capital Resources

          Net cash provided from operating activities in 2003 was $101.3 million, an increase of $34.8 million over the same period in 2002.  This increase was primarily due to the growth in premiums; reflecting increases in both policy sales and rates partially offset by an increase in losses and loss adjustment expense paid in 2003. The Company has utilized the cash provided from operating activities to increase its investment in fixed maturity securities, the construction of additional office space, the purchase and development of information technology and the payment of dividends to its shareholders.  Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $66.7 million, was reinvested by the Company generally in higher-rated fixed maturity securities.

          The Company’s cash and short-term cash investment portfolio totaled $330.6 million at March 31, 2003.  Together with cash flows from operations, such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments.

          The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,164.6 million at March 31, 2003 by $79.7 million.  That unrealized gain, reflected as accumulated other comprehensive income, net of applicable tax effects, was $51.8 million at March 31, 2003 compared with an unrealized gain of $42.1 million at December 31, 2002.  The increase in unrealized gains is largely due to an increase in the market value of bond holdings resulting from the current interest rate environment.

          The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statement of Income.  The Company recognized $1.7 million in realized losses as other than temporary declines to equity securities during the first quarter 2003.  No unrealized losses were written off as other than temporary declines during the first quarter of 2002.

          At March 31, 2003, bond holdings rated below investment grade totaled $49.2 million at market (cost $68.9 million) representing 1.8% of total assets.  This compares to approximately $50.1 million market (cost $68.8 million) representing 1.9% of total assets at December 31, 2002. The average rating of the $1,686.0 million bond portfolio at market (amortized cost $1,611.2 million) was AA, the same average rating at December 31, 2002.  Bond holdings are broadly diversified geographically, within the tax-exempt sector.  Holdings in the taxable sector consist principally of investment grade issues.  Fixed-maturity investments of $1,698.8 million at market (cost $1,623.9 million) include $12.8 million at market (cost $12.7 million) of sinking fund preferred stock, principally utility issues.

          Equity holdings of $229.1 million at market (cost $224.3 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent 19.8% (at cost) of total shareholders’ equity.

          Except for company-occupied buildings and land being used for construction of company owned space, the Company has no material direct investments in real estate.  As of March 31, 2003, the Company has invested approximately $15.0 million for the purchase of 18.5 acres of land and the construction of a new 100,000 square foot office building in Rancho Cucamonga, California.  The Company estimates that it will spend approximately $10.0 million of internally generated funds to complete the construction during 2003.  This space will be used to support the Company’s recent growth and future expansion.  Any space in the building that is not occupied by the Company may be leased to outside parties.

          Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1.  Based on the combined surplus of all of the licensed insurance subsidiaries of $1,041 million at March 31, 2003 and net written premiums for the twelve months ended on that date of $1,982 million, the ratio of writings to surplus was approximately 1.9 to 1.

          The Company’s book value per share at March 31, 2003 was $20.84 per share.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

          The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure.  The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.  Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company, however the court also held that the Company was not responsible for retroactive restitution.  The court has requested that the parties to the suit prepare a proposed prospective remedy.  A hearing on the proposed remedy is scheduled for May 2003.  The Company intends to continue to vigorously defend this case.

Item 2.                    Changes in Securities and Use of Proceeds
                               None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Securities Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
	15.1	Letter regarding unaudited interim financial information

	23.1	Independent Accountant’s Consent

99.1

Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.  These certifications are being furnished solely to accompany this Quarterly Report on form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 13, 2003	By:	/s/ GEORGE JOSEPH

George Joseph Chairman and Chief Executive Officer

Date: May 13, 2003	By:	/s/ THEODORE STALICK

Theodore Stalick Vice President and Chief Financial Officer

Certification of Chief Executive Officer

I,  George Joseph, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury General Corporation;

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

Date: May 13, 2003		/s/ GEORGE JOSEPH

George Joseph, Chief Executive Officer

Certification of Chief Financial Officer

I,  Theodore Stalick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercury General Corporation;

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

Date: May 13, 2003		/s/ THEODORE STALICK

Theodore Stalick, Vice President and Chief Financial Officer