Form 10-Q
period 2003-06-30
MERCURY GENERAL CORP
filed 2003-08-14
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

At August 1, 2003, the Registrant had issued and outstanding an aggregate of 54,409,403 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	June 30, 2003	December 31, 2002

	(unaudited)

ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,739,720 in 2003 and $1,565,760 in 2002)	$1,842,478	$1,632,871
Equity securities available for sale (cost $241,791 in 2003 and $233,297 in 2002)	275,389	230,981
Short-term cash investments, at cost, which approximates market	251,185	286,806

Total investments	2,369,052	2,150,658
Cash	18,229	13,191
Receivables:
Premiums receivable	207,906	186,446
Premium notes	23,664	21,761
Accrued investment income	26,740	26,203
Other	19,589	25,035

Total receivables	277,899	259,445
Deferred policy acquisition costs	119,690	107,485
Fixed assets, net	71,509	61,619
Deferred income taxes	—	17,004
Other assets	31,462	35,894

Total assets	$2,887,841	$2,645,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$721,341	$679,271
Unearned premiums	602,521	545,485
Notes payable	124,701	128,859
Loss drafts payable	71,720	64,346
Accounts payable and accrued expenses	76,652	61,270
Current income taxes	11,987	6,654
Deferred income taxes	12,835	—
Other liabilities	70,158	60,625

Total liabilities	1,691,915	1,546,510

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,407,603 shares in 2003 and 54,344,648 shares in 2002	57,014	55,933
Accumulated other comprehensive income	88,622	42,140
Retained earnings	1,050,290	1,000,713

Total shareholders’ equity	1,195,926	1,098,786

Total liabilities and shareholders’ equity	$2,887,841	$2,645,296

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2003	2002

Revenues:
Earned premiums	$525,072	$418,146
Net investment income	26,718	29,026
Net realized investment losses	(173)	(48,926)
Other	1,331	538

Total revenues	552,948	398,784

Expenses:
Incurred losses and loss adjustment expenses	357,565	296,568
Policy acquisition costs	115,585	91,236
Other operating expenses	21,785	17,498
Interest	953	1,045

Total expenses	495,888	406,347

Income (loss) before income taxes	57,060	(7,563)
Income tax expense (benefit)	13,688	(8,864)

Net income	$43,372	$1,301

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,403,161 in 2003 and 54,305,751 in 2002)	$0.80	$0.02

DILUTED EARNINGS PER SHARE (weighted average shares 54,547,221 as adjusted by 144,060 for the dilutive effect of options in 2003 and 54,535,129 as adjusted by 229,378 for the dilutive effect of options in 2002)	$0.80	$0.02

Dividends declared per share	$0.33	$0.30

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2003	2002

Revenues :
Earned premiums	$1,025,738	$804,783
Net investment income	53,644	58,530
Net realized investment losses	(932)	(48,688)
Other	2,572	956

Total revenues	1,081,022	815,581

Expenses:
Incurred losses and loss adjustment expenses	699,111	574,669
Policy acquisition costs	225,874	176,836
Other operating expenses	42,536	34,640
Interest	1,670	2,161

Total expenses	969,191	788,306

Income before income taxes	111,831	27,275
Income tax expense (benefit)	26,351	(2,980)

Net income	$85,480	$30,255

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,391,096 in 2003 and 54,285,508 in 2002)	$1.57	$0.56

DILUTED EARNINGS PER SHARE (weighted average shares 54,518,470 as adjusted by 127,374 for the dilutive effect of options in 2003 and 54,498,678 as adjusted by 213,170 for the dilutive effect of options in 2002)	$1.57	$0.56

Dividends declared per share	$0.66	$0.60

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2003	2002

Net income	$43,372	$1,301
Other comprehensive income, before income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	55,857	(9,980)
Reclassification adjustment for net losses included in net income	893	47,792

Other comprehensive income before income taxes	56,750	37,812
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	19,579	(3,562)
Income tax expense related to reclassification adjustment for losses included in net income	313	16,727

Comprehensive income, net of tax	$80,230	$25,948

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2003	2002

Net income	$85,480	$30,255
Other comprehensive income, before income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	69,569	(30,365)
Reclassification adjustment for net losses included in net income	1,993	48,097

Other comprehensive income before income taxes	71,562	17,732
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	24,382	(10,682)
Income tax expense related to reclassification adjustment for losses included in net income	698	16,834

Comprehensive income, net of tax	$131,962	$41,835

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2003	2002

Cash flows from operating activities:
Net income	$85,480	$30,255
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,568	4,658
Net realized investment losses	932	48,688
Bond accretion, net	(406)	(4,371)
Increase in premiums receivable	(21,460)	(21,862)
Increase in premium notes receivable	(1,903)	(3,141)
Decrease in reinsurance recoveries	6,147	173
Increase in deferred policy acquisition costs	(12,205)	(12,562)
Increase in unpaid losses and loss adjustment expenses	42,070	42,551
Increase in unearned premiums	57,036	63,125
Increase in premiums collected in advance	6,307	9,100
Increase in loss drafts payable	7,374	5,460
Increase in accounts payable and accrued expenses	15,382	6,168
Change in net income taxes receivable/payable, excluding deferred tax on change in unrealized gain	10,125	(13,248)
Other, net	(1,316)	(4,461)

Net cash provided from operating activities	201,131	150,533

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(370,584)	(268,882)
Sales	35,576	177,049
Calls or maturities	159,404	46,815
Equity securities available for sale:
Purchases	(87,666)	(88,577)
Sales	77,778	99,241
Increase (decrease) in payable for securities, net	6,886	(26,813)
Decrease (increase) in short-term cash investments, net	35,620	(38,626)
Purchase of fixed assets	(18,466)	(8,429)
Sale of fixed assets	1,150	1,640

Net cash used in investing activities	$(160,302)	$(106,582)

(Continued)

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2003	2002

Cash flows from financing activities:
Increase in notes payable	$156	$178
Dividends paid to shareholders	(35,903)	(32,577)
Proceeds from stock options exercised	956	1,309
Net decrease in ESOP loan	(1,000)	(1,000)

Net cash used in financing activities	(35,791)	(32,090)

Net increase in cash	5,038	11,861
Cash:
Beginning of the period	13,191	3,851

End of the period	$18,229	$15,712

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$1,630	$4,425
Income taxes paid during the period	$16,122	$9,888
Tax benefit realized on stock options exercised included in cash provided from operations	$125	$324
Reduction in Notes Payable	$4,315	$—

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2003 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is determined to be other-than-temporary, the asset is written down to fair value. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded, during the first six months of 2003, a pre-tax realized loss of $8.5 million ($5.5 million after tax) resulting from other than temporary declines in asset value. The Company recognized a pre-tax realized loss of $46.6 million ($30.3 million after tax) during the first six months of 2002.

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

The Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share)
Net income, as reported	$43,372	$1,301	$85,480	$30,255

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	139	121	279	242

Proforma net income	$43,233	$1,180	$85,201	$30,013

Earnings per share:
Basic - as reported	$.80	$.02	$1.57	$.56

Basic - pro forma	$.80	$.02	$1.57	$.55

Diluted - as reported	$.80	$.02	$1.57	$.56

Diluted - pro forma	$.79	$.02	$1.56	$.55

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2003 and 2002: dividend yield of 2.9 percent in 2003 and 2.5 percent in 2002, expected volatility of 34.3 percent in 2003 and 33.6 percent in 2002 and expected lives of 6 years in 2003 and 2002. The risk-free interest rates used were 3.3 percent for options granted during 2003 and 4.9 percent for the options granted in 2002.

4.	Mercury County Mutual Insurance Company

The Company conducts business in Texas through Mercury County Mutual Insurance Company (“MCM”), a Texas county mutual insurance company that the Company manages and controls under the authority of a management contract acquired from Employers Reinsurance Corporation (“ERC”) effective September 30, 2000. Under the terms of the acquisition agreement, the Company agreed to pay additional consideration in the aggregate amount of $7 million payable in annual installments of $1 million provided no statutes are enacted that eliminate or substantially reduce the preferential underwriting and rate treatment afforded county mutual insurance companies.

In June 2003, legislation was enacted in Texas that calls for sweeping changes in the regulation of rates and forms for property and casualty insurance companies, including the elimination of the rate freedom afforded to county mutual insurance companies. The enactment of this legislation triggered a provision in the acquisition agreement with ERC relieving the Company of further obligation to pay ERC additional consideration. Notes payable at June 30, 2003 has been reduced by $4.3 million representing the discounted value of the future annual installments. The Company has also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction.

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

The Company, as do most property and casualty insurance companies, utilizes measurements which are standard industry-required measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are certain measurements that reflect these property and casualty insurance industry performance measurements. Net premiums written represents the premiums charged on policies issued during a fiscal period. This measure is not intended to replace, and should be read in conjunction with, the GAAP financial results, and is reconciled to the most directly comparable GAAP measure below in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

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

In August 2003, the Company received final approval from New Jersey insurance regulators to enter the New Jersey personal automobile market. The Company commenced New Jersey operations in August 2003 and has appointed 50 agents throughout the state. New Jersey continues the Company’s expansion outside of California and marks the ninth state in which the Company will write automobile insurance business.

In the first six months of 2003, approximately 84% of the Company’s net premiums written were derived from California.

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

The Company received approval from the California DOI to increase its personal automobile insurance rates by 6.9% in Mercury Casualty Company and California Automobile Insurance Company and 3.8% in Mercury Insurance Company. The Company implemented these rate changes in June 2003. The Company implemented a 7.1% rate increase for Florida private passenger automobile insurance effective February 2003 for new business and March 2003 for renewal business.

The DOI for each state in which the Company operates conducts periodic examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Florida DOI began an examination of the Company’s Florida insurance subsidiaries as of December 31, 2002 in May 2003. No states have issued examination reports since those discussed under “Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. Although the Company made its filing, recently enacted legislation overruled the DOI’s action, and will allow the Company to continue to market products with portable persistency discounts.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPA’s, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such portion was allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the management fee expenses amount to approximately $13.4 million (approximately $7.2 million tax liability plus interest owed the state through June 30, 2003 on the tax liability). The net liability, after federal tax benefit, amounts to approximately $8.7 million.

The Company continues to believe that its deduction of the expenses related to management services provided to it subsidiaries is meritorious and will continue to defend it vigorously before the SBE and, if necessary, the courts. The Company is in the process of filing a Petition for Rehearing with the SBE based both on procedural and substantive grounds. In filing the Petition for Rehearing, the Company and the FTB will file briefs on the issues but the SBE is not expected to consider the matter before late this year.

Since the SBE decision is not final and is subject to further briefing and possible rehearing, the Company has not established an accrual or reserve relating to the tax liability and interest on the management fee expense portion of the SBE decision.

The SBE decision on the NPA’s for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established an accrual for the related tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 of approximately $17 million for California state franchise taxes plus related interest. The ruling in Ceridian vs. Franchise Tax Board held that a statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because it discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise tax.

The Company is closely following the progress of California Assembly Bill 263. The bill recently passed on unanimous vote in the California Assembly and is awaiting a hearing before the California Senate. If this legislation is enacted it would eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board and result in the Company paying a relatively small amount of California franchise taxes as dividends received from its insurance company subsidiaries. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the dividend received deduction for 1997 and subsequent years. Because of the uncertainty surrounding this issue, it is not possible to predict the ultimate amount that the Company may be required to pay, if anything. Therefore the Company has not made a provision for additional state tax liabilities related to this matter.

Management is vigorously challenging these potential tax liabilities on 2001 and future inter-company dividends. However, if the Company’s challenges are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

The Company conducts business in Texas through MCM, a Texas county mutual insurance company that the Company manages and controls under the authority of a management contract acquired from Employers Reinsurance Corporation (“ERC”) effective September 30, 2000. Under the terms of the acquisition agreement, the Company agreed to pay additional consideration in the aggregate amount of $7 million payable in annual installments of $1 million provided no statutes are enacted that eliminate or substantially reduce the preferential underwriting and rate treatment afforded county mutual insurance companies.

In June 2003, legislation was enacted in Texas that calls for sweeping changes in the regulation of rates and forms for property and casualty insurance companies, including the elimination of the rate freedom afforded to county mutual insurance companies. The enactment of this legislation triggered a provision in the acquisition agreement with ERC relieving the Company of further obligation to pay ERC additional consideration. Notes payable at June 30, 2003 has been reduced by $4.3 million representing the discounted value of the future annual installments. The Company has also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction.

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

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Company’s California insurance subsidiaries. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company, however the court also held that the Company was not responsible for retroactive restitution. The court requested that the parties to the suit prepare a proposed prospective remedy. The court issued an injunction on May 16, 2003 ordering the Company to sell its personal automobile and homeowners insurance only through appointed agents. The court stayed this injunction pending appeal. The court also decreed that the Company may seek to vacate the injunction on the basis of changes in its relationships with broker-agents or changes in the law. The court also ordered that the Company’s comparative rate advertising must include notice that broker-agents may charge broker fees. This injunction is not stayed pending appeal. Finally, the court awarded plaintiff’s attorneys their attorney’s fees and costs. The Company is in the process of appealing all aspects of the court’s decision.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and any other relevant information. At June 30, 2003, the Company recorded $721.3 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company continually evaluates its investments for other than temporary declines and writes them off as realized losses through the Statement of Income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the Balance Sheet to realized investment losses on the Statement of Income.

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits incidental to its business. The Company continually evaluates these potential liabilities and accrues for them or discloses them if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the consolidated operations or financial position.

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, third party relations and approvals, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where it does business, the Company’s success in integrating and profitably operating the businesses it has acquired or may acquire in the future, the level of investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with its investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, the occurrence of natural disasters and severe weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a company may accrue for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document incorporated by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Premiums earned in the second quarter of 2003 increased 25.6% from the corresponding period in 2002. Net premiums written in the second quarter of 2003 increased 22.6% from the corresponding period in 2002. California private passenger automobile premiums and Florida private passenger automobile premiums were the largest contributors to second quarter written premium growth.

California net premiums written, representing 84% of the Company’s total premiums, grew approximately 21% in the second quarter of 2003 compared to an increase of 24% for the comparable period of 2002. Florida net premiums written, representing approximately 6% of the Company’s total premiums, grew by 31.4% in the second quarter of 2003 compared to an increase of 107% for the comparable period of 2002. Both states’ premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarter ended, June 30, 2003 and 2002, respectively:

	Quarter Ended June 30,

	2003	2002

Net premiums written	$548,451	$447,346
Increase in unearned premiums	23,379	29,200

Earned premiums	$525,072	$418,146

The loss ratio (GAAP basis) in the second quarter (loss and loss adjustment expenses related to premiums earned) was 68.1% in 2003 and 70.9% in 2002. The lower loss ratio in the quarter, as compared to the second quarter of 2002, is largely attributable to recent rate increases and improved loss frequency on California automobile claims. Loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the second quarter of 2003 was 26.2% compared to 26.0% in the corresponding period of 2002.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.3% in the second quarter of 2003 compared with 96.9% in 2002 which indicates that the Company’s underwriting performance contributed $30.1 million to the Company’s income before income taxes of $57.1 million during the three month period of 2003 versus offsetting by $12.8 million, the Company’s loss before income tax benefit of $7.6 million for the corresponding period in 2002.

Investment income for the second quarter 2003 was $26.7 million, compared with $29.0 million in the second quarter of 2002. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.21% in the second quarter of 2003 compared to 5.07% in the corresponding period of 2002 on average invested assets of $2,263.6 million and $1,985.4 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $1.0 million for the second quarter of 2003 which approximates the interest expense for the second quarter of 2002.

The income tax provision in the second quarter of 2003 was $13.7 million compared with an income tax benefit of $8.9 million for the same period in 2002. The income tax benefit in 2002 was primarily due to realized losses recognized on securities deemed to be other than temporarily impaired. Excluding the effect of net realized losses of $0.2 million in 2003 and $48.9 million in 2002 results in an effective tax rate of 24.0% in 2003 compared with an effective tax rate of 20.0% in 2002. The higher rate in 2003 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35%, in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the second quarter 2003 of $43.4 million, or $.80 per share (diluted), compares with $1.3 million, or $.02 per share (diluted), in the corresponding period of 2002. Basic net income per share was $.80 in 2003 and $.02 in 2002. Included in net income for the second quarter of 2002 were realized losses, net of income tax benefit, of $.58 per share (diluted) and $.59 per share (basic) which negatively impacted the 2002 results.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Premiums earned in the first six months of 2003 increased 27.5% from the corresponding period in 2002. Net premiums written in the first six months of 2003 increased 25.1% from the corresponding period in 2002. California private passenger automobile premiums and Florida private passenger automobile premiums were the largest contributors to the written premium growth.

California net premiums written, representing 84% of the Company’s total premiums, grew 23.2% in the first six months of 2003 compared to an increase of 21.2% for the comparable period of 2002. Florida net premiums written, representing approximately 6% of the Company’s total premiums, grew 41% in the first six months of 2003 compared to an increase of 99% for the comparable period of 2002. Both states’ premium growth was primarily due to an increase in unit sales and recent rate increases on private passenger automobile business.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the six months ended, June 30, 2003 and 2002, respectively:

	Six Months Ended June 30,

	2003	2002

Net premiums written	$1,087,201	$868,847
Increase in unearned premiums	61,463	64,064

Earned premiums	$1,025,738	$804,783

The loss ratio (GAAP basis) in the first six months (loss and loss adjustment expenses related to premiums earned) was 68.1% in 2003 and 71.4% in 2002. The lower loss ratio in 2003, as compared to the first six months of 2002, is largely attributable to recent rate increases and improved loss frequency on California automobile claims. Loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the first six months of 2003 was 26.2% compared to 26.3% in the corresponding period of 2002.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.3% in the first six months of 2003 compared with 97.7% in 2002 which indicates that the Company’s underwriting performance contributed $58.2 million to the Company’s income before income taxes of $111.8 million during the six month period of 2003 versus contributing $18.6 million of the Company’s income before income taxes of $27.3 million for the corresponding period in 2002.

Investment income for the first six months of 2003 was $53.6 million, compared with $58.5 million in the corresponding period of 2002. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.26% in the first six months of 2003 compared to 5.15% in the corresponding period of 2002 on average invested assets of $2,239.1 million and $1,967.6 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $1.7 million for the first six months of 2003 compared to $2.2 million for the first six months of 2002. The decrease in interest expense in 2003 reflects lower market interest rates.

The income tax provision for the first six months of 2003 was $26.4 million compared with an income tax benefit of $2.9 million for the same period in 2002. The income tax benefit in 2002 was primarily due to realized losses recognized on securities deemed to be other than temporarily impaired. Excluding the effect of net realized losses of $0.9 million in 2003 and $48.7 million in 2002 results in an effective tax rate of 23.7% in 2003 compared with an effective tax rate of 18.5% in 2002. The higher rate in 2003 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the first six months of 2003 of $85.5 million, or $1.57 per share (diluted), compares with $30.3 million, or $.56 per share (diluted), in the corresponding period of 2002. Basic net income per share was $1.57 in 2003 and $.56 in 2002. Included in net income for the first six months of 2002 are realized losses, net of income tax benefit, of $.58 per share (diluted and basic) which negatively impacted the 2002 results.

Liquidity and Capital Resources

Net cash provided from operating activities in 2003 was $201.1 million, an increase of $50.6 million over the same period in 2002. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in loss and loss adjustment expenses paid in 2003. The Company has utilized the cash provided from operating activities to increase its investment in fixed maturity securities, the construction of additional office space, the purchase and development of information technology and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $195.0 million, was reinvested by the Company generally in higher-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $269.4 million at June 30, 2003. Together with cash flows from operations, such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s source of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,232.7 million at June 30, 2003 by $136.4 million. The increase in unrealized gains is largely due to an increase in the market value of bond holdings resulting from the current interest rate environment.

At June 30, 2003, bond holdings rated below investment grade totaled $50.2 million at market (cost $55.8 million) representing 2.1% of total investments. This compares to approximately $50.1 million at market (cost $68.8 million) representing 2.3% of total investments at December 31, 2002. The average rating of the $1,829.9 million bond portfolio at market (amortized cost $1,727.2 million) was AA, the same average rating at December 31, 2002. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,842.5 million at market (cost $1,739.7 million) include $12.6 million at market (cost $12.5 million) of sinking fund preferred stock, principally utility issues.

Equity holdings of $275.4 million at market (cost $241.8 million), including perpetual preferred issues, are largely confined to the public utility and banking sectors and represent approximately 20% (at cost) of total shareholders’ equity.

The following table sets forth the composition of the investment portfolio of the Company as of June 30, 2003:

	Amortized cost	Market value

	(Amounts in thousands)
Fixed maturity securities:
U.S. Government Bonds	$191,877	$191,483
State and Municipal Bonds	1,439,940	1,539,366
Corporate bonds	95,381	99,001
Redeemable preferred stock	12,522	12,628

	$1,739,720	$1,842,478

Equity securities:
Common Stock:
Public utilities	$103,434	$124,186
Banks, trusts and insurance companies	6,639	8,735
Industrial and other	26,117	28,630
Non-redeemable preferred stock	105,601	113,838

	$241,791	$275,389

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statement of Income. The Company’s methodology of assessing other than temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs.

During the first six months of 2003, the Company recognized approximately $7.6 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $9.9 million offset by realized losses of $2.3 million. These realized losses were derived from the disposal of securities with a total amortized cost of $91.6 million. Approximately $1.2 million of the $2.3 million total realized loss relates to securities held as of December 2002 with no loss on any one individual security exceeding $0.15 million.

The Company recognized $8.5 million and $46.6 million in realized losses as other than temporary declines to its investment securities during the first six months of 2003 and 2002, respectively. Of the $8.5 million write-down recognized in 2003, approximately $6.5 million relates to fixed maturity securities for a single company that filed for bankruptcy protection in July 2003. At such time, the Company liquidated its investment and recognized an impairment loss as of June 30, 2003 equal to the difference between the net proceeds on liquidation and the amortized cost of the investment. Prior to the filing for bankruptcy protection, this investment was current on its debt service obligation and no impairment had been recognized. The balance of the write-down recognized relates to an equity security whose book value materially exceeded market value for more than six consecutive months and the Company considered it unlikely that the market value would recover.

At June 30, 2003, the Company had a net unrealized gain on all investments of $136.4 million before income taxes which is comprised of unrealized gains of $151.6 million offset by unrealized losses of $15.2 million. Unrealized losses represent 0.6% of total investments at amortized cost. Of these unrealized losses, approximately $11.9 million relate to fixed maturity investments and the remaining $3.3 million relate to equity securities. Approximately $11.6 million of the unrealized losses represent a large number of individual securities with unrealized losses less than 20% of amortized costs. Of these, the most significant unrealized losses relate to two fixed maturity securities in the energy sector with unrealized losses of approximately $0.8 million and $0.7 million, respectively, representing market value declines of approximately 12.5% below amortized cost for both securities. The remaining $3.6 million represents unrealized losses that exceed 20% of amortized costs.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized costs as of June 30, 2003:

		Aging of Unrealized Losses

	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months

	(Amounts in thousands)
Fixed Maturities:
Investment grade	$—	$—	$—	$—
Non-Investment grade	5,854	—	—	2,444
Equity securities	5,350	1,174	—	—

Total	$11,204	$1,174	$—	$2,444

Aged unrealized losses as a % of amortized cost:

Non-Investment grade securities
20-50% below amortized cost	100%
Over 50% below amortized cost	—
Equity securities
20-50% below amortized cost	100%
Over 50% below amortized cost	—

The unrealized losses of $2.44 million on non-investment grade fixed maturity securities (in table above) relate to two bond obligations of separate major airlines which are supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airlines. The bonds are current on their interest obligations and the airlines are current on their credit obligations. The unrealized loss of $1.17 million on equity securities (in table above) relates to one security in the energy sector that has traded above its cost basis within the past six months and had a market value that traded within 11% of cost during the month of June 2003. The Company has the ability and intent to hold these securities until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities for a realized loss.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of June 30, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties .

	Amortized Cost	Estimated Market Value

(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$5,854	$3,410

Except for Company-occupied buildings and land being used for construction of Company owned space, the Company has no material direct investments in real estate. As of June 30, 2003, the Company has invested approximately $19.6 million for the purchase of 18.5 acres of land and the construction of a new 100,000 square foot office building in Rancho Cucamonga, California. The Company estimates that it will spend approximately $4 million of internally generated funds to complete the construction during 2003. This space is expected to be operational during the third quarter of 2003 and used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

The Company intends to fund its expansion into the New Jersey personal automobile market and related capital requirements through the use of internally generated funds.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,095 million at June 30, 2003 and net written premiums for the twelve months ended on that date of $2,083 million, the ratio of writings to surplus was approximately 1.9 to 1.

The Company’s book value per share at June 30, 2003 was $21.98 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2002. At June 30, 2003, the modified duration on the Company’s overall bond and short term investment portfolio was 4.2 years compared with 4.4 years at December 31, 2002.

Item 4.	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Company’s California insurance subsidiaries. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company, however the court also held that the Company was not responsible for retroactive restitution. The court requested that the parties to the suit prepare a proposed prospective remedy. The court issued an injunction on May 16, 2003 ordering the Company to sell its personal automobile and homeowners insurance only through appointed agents. The court stayed this injunction pending appeal. The court also decreed that the Company may seek to vacate the injunction on the basis of changes in its relationships with broker-agents or changes in the law. The court also ordered that the Company’s comparative rate advertising must include notice that broker-agents may charge broker fees. This injunction is not stayed pending appeal. Finally, the court awarded plaintiff’s attorneys their attorneys fees and costs. The Company is in the process of appealing all aspects of the court’s decision.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Shareholders on May 14, 2003. The matters voted upon at the meeting included the election of all nine directors, approval of a change in the Company’s Bylaws to increase the size of the Company’s Board of Directors, approval of the Mercury General Corporation Senior Executive Incentive Bonus Plan and ratification of the appointment of the Company’s auditors for the 2003 fiscal year. The votes cast with respect to these matters were as follows:

1.          Election of Directors

Nominee	Number of shares voted FOR	Number of shares Withheld

Nathan Bessen	52,212,771	495,122
Bruce A. Bunner	52,520,068	187,825
Michael D. Curtius	49,455,417	3,252,476
Richard E. Grayson	52,299,193	408,700
George Joseph	50,169,503	2,538,390
Gloria Joseph	50,483,375	2,224,518
Charles E. McClung	49,693,836	3,014,057
Donald P. Newell	52,212,245	495,648
Donald R. Spuehler	52,212,460	495,433

2.	Proposal to amend the Bylaws to increase the size of the Company’s Board of Directors

FOR	AGAINST	ABSTAIN
45,330,680	1,254,292	20,609

3.	Proposal to approve the adoption of the Mercury General Corporation Senior Executive Incentive Bonus Plan

FOR	AGAINST	ABSTAIN
51,978,070	732,587	38,472

4.	Proposal to approve KPMG as auditors for the year 2003

FOR	AGAINST	ABSTAIN
51,938,366	740,851	28,676

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

15.1     Letter regarding unaudited interim financial information

23.1     Independent Accountant’s Consent

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(b)        Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION
Date: August 13, 2003	By:	/s/ GEORGE JOSEPH

George Joseph Chairman and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Theodore Stalick

Theodore Stalick Vice President and Chief Financial Officer