Form 10-Q
period 2003-09-30
MERCURY GENERAL CORP
filed 2003-11-12
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

At October 31, 2003, the Registrant had issued and outstanding an aggregate of 54,416,403 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,698,811 in 2003 and $1,565,760 in 2002)	$1,783,571	$1,632,871
Equity securities available for sale (cost $245,999 in 2003 and $233,297 in 2002)	271,581	230,981
Short-term cash investments, at cost, which approximates market	393,414	286,806

Total investments	2,448,566	2,150,658
Cash	19,408	13,191
Receivables:
Premiums receivable	227,785	186,446
Premium notes	23,226	21,761
Accrued investment income	24,382	26,203
Other	20,028	25,035

Total receivables	295,421	259,445
Deferred policy acquisition costs	128,647	107,485
Fixed assets, net	77,069	61,619
Deferred income taxes	—	17,004
Other assets	34,000	35,894

Total assets	$3,003,111	$2,645,296

LIABILITIES AND SHAREHOLDERS’ EQUITY

Losses and loss adjustment expenses	$760,655	$679,271
Unearned premiums	645,441	545,485
Notes payable	124,708	128,859
Loss drafts and checks payable	75,180	64,346
Accounts payable and accrued expenses	93,373	61,270
Current income taxes	9,446	6,654
Deferred income taxes	9,171	—
Other liabilities	74,359	60,625

Total liabilities	1,792,333	1,546,510

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,410,403 shares in 2003 and 54,361,698 shares in 2002	57,106	55,933
Accumulated other comprehensive income	71,723	42,140
Retained earnings	1,081,949	1,000,713

Total shareholders’ equity	1,210,778	1,098,786

Total liabilities and shareholders’ equity	$3,003,111	$2,645,296

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2003	2002
Revenues:
Earned premiums	$546,638	$455,467
Net investment income	24,528	27,821
Net realized investment gains	6,266	65
Other	1,111	44

Total revenues	578,543	483,397

Expenses:
Incurred losses and loss adjustment expenses	367,610	349,046
Policy acquisition costs	118,991	97,043
Other operating expenses	23,727	19,684
Interest	552	947

Total expenses	510,880	466,720

Income before income taxes	67,663	16,677

Income tax expense (benefit)	18,048	(1,843)

Net income	$49,615	$18,520

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,409,494 in 2003 and 54,336,105 in 2002)	$0.91	$0.34

DILUTED EARNINGS PER SHARE (weighted average shares 54,564,101 as adjusted by 154,607 for the dilutive effect of options in 2003 and 54,520,093 as adjusted by 183,988 for the dilutive effect of options in 2002)	$0.91	$0.34

Dividends declared per share	$0.33	$0.30

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2003	2002
Revenues:
Earned premiums	$1,572,376	$1,260,250
Net investment income	78,172	86,351
Net realized investment gains (losses)	5,334	(48,623)
Other	3,683	1,000

Total revenues	1,659,565	1,298,978

Expenses:
Incurred losses and loss adjustment expenses	1,066,721	923,715
Policy acquisition costs	344,865	273,879
Other operating expenses	66,263	54,324
Interest	2,222	3,108

Total expenses	1,480,071	1,255,026

Income before income taxes	179,494	43,952

Income tax expense (benefit)	44,399	(4,823)

Net income	$135,095	$48,775

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,397,296 in 2003 and 54,302,559 in 2002)	$2.48	$0.90

DILUTED EARNINGS PER SHARE (weighted average shares 54,533,747 as adjusted by 136,451 for the dilutive effect of options in 2003 and 54,506,001 as adjusted by 203,442 for the dilutive effect of options in 2002)	$2.48	$0.89

Dividends declared per share	$0.99	$0.90

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands

	2003	2002
Net income	$49,615	$18,520

Other comprehensive income, before income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(21,907)	14,884
Reclassification adjustment for net (gains) losses included in net income	(4,143)	754

Other comprehensive income before income taxes	(26,050)	15,638
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	(7,701)	5,209
Income tax expense (benefit) related to reclassification adjustment for net (gains) losses included in net income	(1,450)	267

Comprehensive income, net of tax	$32,716	$28,682

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2003	2002
Net income	$135,095	$48,775

Other comprehensive income, before income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	47,662	(15,481)
Reclassification adjustment for net (gains) losses included in net income	(2,150)	48,851

Other comprehensive income before income taxes	45,512	33,370

Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	16,681	(5,443)
Income tax expense (benefit) related to reclassification adjustment for net (gains) losses included in net income	(752)	17,100

Comprehensive income, net of tax	$164,678	$70,488

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2003	2002
Cash flows from operating activities:
Net income	$135,095	$48,775
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,700	7,162
Net realized investment (gains) losses	(5,334)	48,623
Bond amortization (accretion), net	1,773	(5,881)
Increase in premiums receivable	(41,339)	(35,905)
Increase in premium notes receivable	(1,465)	(4,468)
Decrease in reinsurance recoveries	1,398	1,620
Increase in deferred policy acquisition costs	(21,162)	(19,460)
Increase in unpaid losses and loss adjustment expenses	81,384	100,416
Increase in unearned premiums	99,956	98,580
Increase in premiums collected in advance	10,769	11,119
Increase in loss drafts payable	10,834	10,055
Increase in accounts payable and accrued expenses	32,103	14,850
Change in net income taxes receivable/payable, excluding deferred tax on change in unrealized gain	13,026	(20,565)
Other, net	13,190	1,043

Net cash provided from operating activities	341,928	255,964

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(551,137)	(348,067)
Sales	78,824	314,608
Calls or maturities	338,267	82,044
Equity securities available for sale:
Purchases	(161,553)	(140,805)
Sales	148,393	162,039
Increase in receivable for securities, net	(1,093)	(186)
Increase in short-term cash investments, net	(106,608)	(250,332)
Purchase of fixed assets	(28,250)	(12,932)
Sale of fixed assets	1,267	1,713

Net cash used in investing activities	$(281,890)	$(191,918)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2003	2002
Cash flows from financing activities:
Net decrease in notes payable	$—	$(1,000)
Dividends paid to shareholders	(53,858)	(48,874)
Proceeds from stock options exercised	1,037	1,363
Net decrease in ESOP loan	(1,000)	(1,000)

Net cash used in financing activities	(53,821)	(49,511)

Net increase in cash	6,217	14,535
Cash:
Beginning of the period	13,191	3,851

End of the period	$19,408	$18,386

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$3,054	$6,310
Income taxes paid during the period	$31,248	$15,376
Tax benefit realized on stock options exercised included in cash provided from operations	$136	$344
Reduction in Notes Payable	$4,315	$—

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2003 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is determined to be other-than-temporary, the asset is written down to fair value. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company recorded, during the first nine months of 2003, a pre-tax realized loss of $9.1 million ($5.9 million after tax) resulting from other than temporary declines in asset value. The Company recognized a pre-tax realized loss of $50.2 million ($32.6 million after tax) during the first nine months of 2002.

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

The Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share)
Net income, as reported	$49,615	$18,520	$135,095	$48,775

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	139	121	417	363

Proforma net income	$49,476	$18,399	$134,678	$48,412

Earnings per share:
Basic - as reported	$.91	$.34	$2.48	$.90

Basic - pro forma	$.91	$.34	$2.48	$.89

Diluted - as reported	$.91	$.34	$2.48	$.89

Diluted - pro forma	$.91	$.34	$2.47	$.89

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2003 and 2002: dividend yield of 2.9 percent in 2003 and 2.5 percent in 2002, expected volatility of 35.6 percent in 2003 and 34.6 percent in 2002 and expected lives of 6 years in 2003 and 2002. The risk-free interest rates used were 3.2 percent for options granted during 2003 and 4.6 percent for the options granted in 2002.

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

In June 2003, legislation was enacted in Texas that calls for sweeping changes in the regulation of rates and forms for property and casualty insurance companies, including the elimination of the rate freedom afforded to county mutual insurance companies. The enactment of this legislation triggered a provision in the acquisition agreement with ERC relieving the Company of further obligation to pay ERC additional consideration. Notes payable has been reduced by $4.3 million representing the discounted value of the future annual installments. The Company has also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction.

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

The Company, as do most property and casualty insurance companies, utilizes measurements which are standard industry-required measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period. This measure is not intended to replace, and should be read in conjunction with, the GAAP financial results, and is reconciled to the most directly comparable GAAP measure below in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

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

In August 2003, the Company received final approval from New Jersey insurance regulators to enter the New Jersey personal automobile market. The Company commenced New Jersey operations in August 2003. New Jersey continues the Company’s expansion outside of California and marks the ninth state in which the Company writes automobile insurance business. The Company expects to begin writing personal automobile insurance in Arizona in 2004. The Company continually evaluates expansion of its operations into additional states with the size, economic conditions and demographics consistent with its business strategy. The Company has not adopted definitive plans related to further expansion beyond those described above. In the first nine months of 2003, approximately 84% of the Company’s net premiums written were derived from California.

The DOI for each state in which the Company operates conducts periodic examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Florida DOI began an examination of the Company’s Florida insurance subsidiaries as of December 31, 2002 in May 2003. The Oklahoma Insurance Department issued its financial examination report of AMI covering the period January 1, 1999 through December 31, 2001. In addition, the Texas Department of Insurance issued its financial examination report of MCM covering the period January 1, 1998 through December 31, 2001. These examinations resulted in no material findings or recommendations. No other states have issued examination reports since those discussed under “Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. Although the Company made its filing, recently enacted legislation overruled the DOI’s action, and will allow the Company to continue to market products with portable persistency discounts. This law is currently being challenged by several consumer groups, and the outcome of such actions is uncertain.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPA’s, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such portion was allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the management fee expenses amount to approximately $14 million (approximately $7 million tax liability plus interest owed the state through September 30, 2003 on the tax liability). The net liability, after federal tax benefit, amounts to approximately $9 million.

The Company continues to believe that its deduction of the expenses related to management services provided to it subsidiaries is meritorious and will continue to defend it vigorously before the SBE and, if necessary, the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter late this year or early next year.

Since the SBE decision is not final and is subject to possible rehearing, the Company has not established an accrual or reserve relating to the tax liability and interest on the management fee expense portion of the SBE decision.

The SBE decision on the NPA’s for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established an accrual for the related tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 of approximately $17 million for California state franchise taxes plus related interest. The ruling in Ceridian vs. Franchise Tax Board held that the statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because it discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise tax.

The Company is closely following the progress of legislation that if enacted would eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board and result in the Company paying a relatively small amount of California franchise taxes on dividends received from its insurance company subsidiaries. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the dividend received deduction for 1997 and subsequent years. Because of the uncertainty surrounding this issue, it is not possible to predict the ultimate amount that the Company may be required to pay, if anything. Therefore the Company has not made a provision for additional state tax liabilities related to this matter.

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

In June 2003, legislation was enacted in Texas that calls for sweeping changes in the regulation of rates and forms for property and casualty insurance companies, including the elimination of the rate freedom afforded to county mutual insurance companies. The enactment of this legislation triggered a provision in the acquisition agreement with ERC relieving the Company of further obligation to pay ERC additional consideration. Notes payable was reduced by $4.3 million representing the discounted value of the future annual installments. The Company also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction.

In October 2003, the Southern California region was devastated by sweeping fire storms which destroyed in excess of 3,500 homes and damaged thousands of other homes. The Company estimates its California homeowners market share to be approximately 2%. The Company has received 27 total property burn claims and approximately 127 partial burns and smoke damage claims as of November 11, 2003 and estimates its net losses after taxes at approximately $13 million ($0.24 per share) relating to these fire storms. This estimate is very preliminary and may change significantly when additional information becomes available. These losses will be recorded in the fourth quarter of 2003.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. There have been no material changes in any cases disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 or in its previous Quarterly Reports on Form 10-Q filed in 2003.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and any other relevant information. At September 30, 2003, the Company recorded $760.7 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company continually evaluates its investments for other than temporary declines and writes them off as realized losses through the Consolidated Statement of Income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the Consolidated Balance Sheet to realized investment losses on the Consolidated Statement of Income.

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

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Premiums earned in the third quarter of 2003 increased 20.0% from the corresponding period in 2002. Net premiums written in the third quarter of 2003 increased 20.1% from the corresponding period in 2002. Net premiums written on the California automobile lines of business were $453.8 million in the third quarter of 2003, an increase of 17% over the same period in 2002. Net premiums written by the non-California operations were $98.2 million in the third quarter, an increase of 34% over the same period in 2002. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarter ended, September 30, 2003 and 2002, respectively:

	Quarter Ended September 30,
	2003	2002
Net premiums written	$590,176	$491,602
Increase in unearned premiums	43,538	36,135

Earned premiums	$546,638	$455,467

The loss ratio (GAAP basis) in the third quarter (loss and loss adjustment expenses related to premiums earned) was 67.3% in 2003 and 76.6% in 2002. The lower loss ratio in the quarter, as compared to the third quarter of 2002, is attributable to recent rate increases and improved loss frequency on California automobile claims. Loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. Furthermore, adverse development on prior accident years impacted the loss ratio for the third quarter of 2003 by less than 1% and the third quarter of 2002 by approximately 3%.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the third quarter of 2003 was 26.1% compared to 25.6% in the corresponding period of 2002.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 93.4% in the third quarter of 2003 compared with 102.2%

in 2002 which indicates that the Company’s underwriting performance contributed $36.3 million to the Company’s income before income taxes of $67.7 million during the three month period of 2003 versus reducing by $10.3 million the Company’s income before income tax benefit of $16.7 million for the corresponding period in 2002.

Investment income for the third quarter 2003 was $24.5 million, compared with $27.8 million in the third quarter of 2002. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.80% in the third quarter of 2003 compared to 4.81% in the corresponding period of 2002 on average invested assets of $2,340.3 million and $2,068.3 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $0.6 million for the third quarter of 2003 compared to $0.9 million for the third quarter of 2002. The decrease in interest expense reflects lower market interest rates.

The income tax provision in the third quarter of 2003 was $18.0 million compared with an income tax benefit of $1.8 million for the same period in 2002. The income tax benefit in 2002 was primarily due to the $10.3 million underwriting loss recorded for the period.

Net income for the third quarter 2003 of $49.6 million, or $.91 per share (diluted), compares with $18.5 million, or $.34 per share (diluted), in the corresponding period of 2002. Basic net income per share was $.91 in 2003 and $.34 in 2002.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Premiums earned in the first nine months of 2003 increased 24.8% from the corresponding period in 2002. Net premiums written in the first nine months of 2003 increased 23.3% from the corresponding period in 2002. Net premiums written on the California automobile lines of business were $1,295.8 million in the first nine months of 2003, an increase of 20.1% over the same period in 2002. Net premiums written by the non-California operations were $272.9 million in the first nine months of 2003, an increase of 35.6% over the same period in 2002. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the nine months ended, September 30, 2003 and 2002, respectively:

	Nine Months Ended September 30,
	2003	2002
Net premiums written	$1,677,377	$1,360,449
Increase in unearned premiums	105,001	100,199

Earned premiums	$1,572,376	$1,260,250

The loss ratio (GAAP basis) in the first nine months (loss and loss adjustment expenses related to premiums earned) was 67.8% in 2003 and 73.3% in 2002. The lower loss ratio in 2003, as compared to the first nine months of 2002, is attributable to recent rate increases and improved loss frequency on California automobile claims. Loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. Furthermore, adverse development on prior accident years impacted the 2003 loss ratio by less than 1% and the 2002 loss ratio by approximately 2%.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the first nine months of 2003 was 26.2% compared to 26.0% in the corresponding period of 2002.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.0% in the first nine months of 2003 compared with 99.3% in 2002 which indicates that the Company’s underwriting performance contributed $94.5 million to the Company’s income before income taxes of $179.5 million during the nine month period of 2003 versus contributing $8.3 million of the Company’s income before income taxes of $44.0 million for the corresponding period in 2002.

Investment income for the first nine months of 2003 was $78.2 million, compared with $86.4 million in the corresponding period of 2002. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.10% in the first nine months of 2003 compared to 5.02% in the corresponding period of 2002 on average invested assets of $2,275.4 million and $2,006.1 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $2.2 million for the first nine months of 2003 compared to $3.1 million for the first nine months of 2002. The decrease in interest expense in 2003 reflects lower market interest rates.

The income tax provision for the first nine months of 2003 was $44.4 million compared with an income tax benefit of $4.8 million for the same period in 2002. The income tax benefit in 2002 was primarily due to realized losses recognized on securities deemed to be other than temporarily impaired. The effective tax rate for the first nine months of 2003 was 24.7%. Excluding the effect of net realized losses of $48.6 million in 2002, the effective tax rate for the first nine months of 2002 was 13.2%. The higher rate in 2003 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the first nine months of 2003 of $135.1 million, or $2.48 per share (diluted), compares with $48.8 million, or $.89 per share (diluted), in the corresponding period of 2002. Basic net income per share was $2.48 in 2003 and $.90 in 2002. Included in net income for the first nine months of 2002 are realized losses, net of income tax benefit, of $.58 per share (diluted and basic) which negatively impacted the 2002 results.

Liquidity and Capital Resources

Net cash provided from operating activities in 2003 was $341.9 million, an increase of $86.0 million over the same period in 2002. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in loss and loss adjustment expenses paid in 2003. The Company has utilized the cash provided from operating activities to increase its investment in fixed maturity securities, the construction of additional office space, the purchase and development of information technology and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $417.1 million, were reinvested by the Company in high grade fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $412.8 million at September 30, 2003. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,338.2 million at September 30, 2003 by $110.3 million. The increase in unrealized gains is largely due to an increase in the market value of bond holdings resulting from the current interest rate environment and the partial recovery in value of previously written down equity securities.

At September 30, 2003, bond holdings rated below investment grade totaled $50.0 million at market (cost $54.3 million) representing 2% of total investments. This compares to approximately $50.1 million at market (cost $68.8 million) representing 2.3% of total investments at December 31, 2002. The average rating of the $1,771.0 million bond portfolio at market (amortized cost $1,686.4 million) was AA, the same average rating at December 31, 2002. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. Fixed-maturity investments of $1,783.6 million at market (cost $1,698.8 million) include $12.6 million at market (cost $12.5 million) of sinking fund preferred stock, principally utility issues.

The following table sets forth the composition of the investment portfolio of the Company as of September 30, 2003:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. Government Bonds and agencies	$177,767	$178,798
Municipal Bonds	1,429,482	1,509,317
Corporate bonds	79,102	82,881
Redeemable preferred stock	12,460	12,575

	$1,698,811	$1,783,571

Equity securities:
Common Stock:
Public utilities	$118,922	$136,715
Banks, trusts and insurance companies	7,833	9,496
Industrial and other	26,122	29,368
Non-redeemable preferred stock	93,122	96,002

	$245,999	$271,581

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

During the first nine months of 2003, the Company recognized approximately $14.4 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $18.3 million offset by realized losses of $3.9 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $140 million. Approximately $1.9 million of the $3.9 million total realized loss relates to securities held as of December 2002 with no loss on any one individual security exceeding $0.26 million.

The Company recognized $9.1 million and $50.2 million in realized losses as other than temporary declines to its investment securities during the first nine months of 2003 and 2002, respectively. Of the $9.1 million write-down recognized in 2003, approximately $6.5 million relates to fixed maturity securities for a single company that filed for bankruptcy protection in July 2003. At such time, the Company liquidated its investment and recognized an impairment loss as of June 30, 2003 equal to the difference between the net proceeds on liquidation and the amortized cost of the investment. The balance of the write-down recognized relates to four equity securities whose book value materially exceeded market value for more than six consecutive months and the Company considered it unlikely that the market value would recover.

At September 30, 2003, the Company had a net unrealized gain on all investments of $110.3 million before income taxes which is comprised of unrealized gains of $126.5 million offset by unrealized losses of $16.2 million. Unrealized losses represent 0.7% of total investments at amortized cost. Of these unrealized losses, approximately $10.9 million relate to fixed maturity investments and the remaining $5.3 million relate to equity securities. Approximately $12.9 million of the unrealized losses represent a large number of individual securities with unrealized losses less than 20% of amortized costs. Of these, the most significant unrealized losses relate to one municipal bond and two equity securities with unrealized losses of approximately $0.5 million, $0.5 million and $0.7 million, respectively, representing market value declines of 13%, 10% and 9% of amortized cost. The remaining $3.3 million represents unrealized losses that exceed 20% of amortized costs.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized costs as of September 30, 2003:

	Aging of Unrealized Losses
	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months
	(Amounts in thousands)
Fixed Maturities:
Investment grade	$—	$—	$—	$—
Non-Investment grade	10,947	1,078	—	2,220
Equity securities	—	—	—	—

Total	$10,947	$1,078	$—	$2,220

Aged unrealized losses as a % of amortized cost:

Non-Investment grade securities
20-50% below amortized cost	100%
Over 50% below amortized cost	—
Equity securities
20-50% below amortized cost	—
Over 50% below amortized cost	—

Of the unrealized losses of $3.3 million on non-investment grade fixed maturity securities (in table above), approximately $2.2 million relates to two bond obligations of separate major airlines which are supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airlines. The bonds are current on their interest obligations and the airlines are current on their credit obligations. The remaining unrealized loss of $1.1 million relates to a single bond obligation of an energy sector company that has recently traded below its cost basis by more than 20%. This bond remains current on its interest and the entity is current on its credit obligations. The Company has the ability and intent to hold these securities until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities for a realized loss.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of September 30, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
(Amounts in thousands)
Fixed maturities available for sale:

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$10,947	$7,649

Except for Company-occupied buildings and land being used for construction of Company owned space, the Company has no material direct investments in real estate. In September 2003, the Company opened a new 100,000 square foot office building in Rancho Cucamonga, California. The Company capitalized approximately $24 million in costs to construct this facility. This space is used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

The Company is funding the expansion into the New Jersey personal automobile market and related capital requirements and intends to fund the expansion into Arizona through the use of internally generated funds.

The Company intends to fund losses associated with the recent Southern California fire storms through cash generated from operations.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,117 million at September 30, 2003 and net written premiums for the twelve months ended on that date of $2,182 million, the ratio of writings to surplus was approximately 1.95 to 1.

The Company’s book value per share at September 30, 2003 was $22.25 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2002. At September 30, 2003, the modified duration on the Company’s overall bond and short term investment portfolio was 4.2 years compared with 4.4 years at December 31, 2002.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and its previous Quarterly Reports on Form 10-Q filed in 2003.

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

MERCURY GENERAL CORPORATION

Date: November 11, 2003	By:	/s/ George Joseph
George Joseph Chairman and Chief Executive Officer

Date: November 11, 2003	By:	/s/ Theodore Stalick
Theodore Stalick Vice President and Chief Financial Officer