Form 10-K
period 2003-12-31
MERCURY GENERAL CORP
filed 2004-02-24
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2003 was approximately $1,184,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 13, 2004, the Registrant had issued and outstanding an aggregate of 54,425,128 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 12, 2004 are incorporated herein by reference into Part III hereof.

Item 1.    Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 2003, private passenger automobile insurance and commercial automobile insurance accounted for 87.4% and 4.0%, respectively, of the Company’s total gross premiums written. The percentage of gross automobile insurance premiums written during 2003 by state was 84.0% in California, 7.2% in Florida, 4.5% in Texas, 1.2% in Oklahoma, 0.9% in Illinois, 0.8% in Georgia and 1.4% in all other states. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 8.6% of gross written premiums in 2003, of which approximately 12% was in commercial lines.

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

In 2003, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”) and American Mercury Lloyds Insurance Company (“AML”), maintained a rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). Each of AMI and AML, which accounted for approximately 5% of the Company’s 2003 net written premiums, maintained an A.M. Best rating of A- (Excellent).

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. During 2003, the Company opened a new 130,000 square foot office building in Rancho Cucamonga, California which is used to support the Company’s recent growth and future expansion. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia, Latham, New York, Vernon Hills, Illinois, Atlanta, Georgia, Clearwater, Florida, Oklahoma City, Oklahoma, and Austin, Dallas, Fort Worth, Houston and San Antonio, Texas. The Company has approximately 3,800 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed or furnished to the SEC pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with, or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“Mercury Casualty” or “MCC”), a California automobile insurer founded in 1961 by George Joseph, Mercury General’s Chief Executive Officer. Including MCC, Mercury General has eighteen subsidiaries. The Company’s insurance operations in California are conducted through three California insurance company subsidiaries, Mercury Casualty, Mercury Insurance Company (“Mercury Insurance or MIC”), and California Automobile Insurance Company (“Cal Auto”). The Company formed two subsidiaries, Mercury Insurance Company of Georgia (“MICGA”) and Mercury Insurance

Company of Illinois (“MICIL”) in 1989 to write automobile insurance and added Mercury Indemnity Company of Georgia (“MIDGA”) and Mercury Indemnity Company of Illinois (“MIDIL”) in 1992 to write preferred risk automobile insurance in Georgia and Illinois. In December 1996, the Company acquired American Mercury Insurance Company (formerly, American Fidelity Insurance Company) and AFI Management Company, Inc. (“AFIMC”), a Texas corporation which serves as the attorney-in-fact for American Mercury Lloyds Insurance Company (formerly, American Fidelity Lloyds Insurance Company), a Texas insurer.

In December 1999, the Company acquired control of Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency headquartered in Houston, Texas. In September 2000, the Company acquired the authority and right to manage and control Elm County Mutual Insurance Company, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code. The acquisition was made through the purchase of a management agreement from Employers Reinsurance Corporation. Effective January 2, 2001, Elm County Mutual Insurance Company’s name was changed to Mercury County Mutual Insurance Company (“MCM”). In 2001, the Company expanded its operations into Virginia and New York. In December 2001, the Company received authority to write automobile insurance in the state of Florida through two newly established companies, Mercury Insurance Company of Florida (“MICFL”) and Mercury Indemnity Company of Florida (“MIDFL”). In January 2002, MICFL commenced writing new business as well as renewing business that was previously written through MCC in Florida.

In 2003, MIDFL changed its name to Mercury Indemnity Company of America (“MIDAM”) and in August 2003 commenced writing new business in the state of New Jersey through a network of brokers.

Management services are provided to Mercury General’s subsidiaries by Mercury Insurance Services, LLC (“MISLLC”), a subsidiary of Mercury Casualty. Mercury General and its subsidiaries are referred to collectively as the “Company” unless the context indicates otherwise. Mercury General Corporation individually is referred to as “Mercury General.” All of the subsidiaries as a group, excluding AFIMC, MISLLC and Concord, are referred to as the “Insurance Companies.” The term “California Companies” refers to Mercury Casualty, Mercury Insurance and Cal Auto.

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

At December 31, 2003, “good drivers” (as defined by the California Insurance Code) accounted for approximately 77% of all voluntary private passenger automobile policies in force in California, while the higher risk categories accounted for approximately 23%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners insurance to California residents.

In states outside of California, the Company offers non-standard, standard and preferred private passenger automobile insurance. In addition the Company offers homeowners insurance in Florida, Illinois, Oklahoma and Georgia. Private passenger automobile policies in force for non-California operations represent approximately 15% of total private passenger automobile policies in force at December 31, 2003.

Production and Servicing of Business

The Company sells its policies through more than 3,300 independent agents and brokers, of which approximately 1,000 are located in each of California and Florida and approximately 400 represent AMI in Oklahoma and Texas. The remainder are located in Georgia, Illinois, Texas, New York, New Jersey and Virginia. Over half of the agents and brokers in California have represented the Company for more than ten years. The agents and brokers, most of whom also represent one or more competing insurance companies, are independent contractors selected and appointed by the Company.

Other than one broker that produced approximately 16%, 16% and 17% during 2003, 2002, and 2001, respectively, of the Company’s total direct premiums written, no agent or broker accounted for more than 2% of direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average. During 2003, total commissions and bonuses incurred were 17.0% of net premiums written.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within defined media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s agents and brokers based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate and intends to maintain or possibly expand the current level of advertising in 2004 (See Competitive Conditions).

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

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses, beginning of year	$664,889	$516,592	$463,803
Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	1,447,986	1,242,060	993,510
Increase in provision for insured events of prior years	4,065	26,183	16,929

Total incurred losses and loss adjustment expenses	1,452,051	1,268,243	1,010,439

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	892,658	759,165	636,007
Losses and loss adjustment expenses attributable to insured events of prior years	438,126	360,781	321,643

Total payments	1,330,784	1,119,946	957,650

Net reserves for losses and loss adjustment expenses at the end of the period	786,156	664,889	516,592
Reinsurance recoverable	11,771	14,382	18,334

Gross liability at end of year	$797,927	$679,271	$534,926

The increase in the provision for insured events of prior years in 2003 relates largely to an increase in the ultimate liability for physical damage and collision claims over what was originally estimated. For 2002 and 2001, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

In October 2003, the Southern California region was devastated by sweeping fire storms. The Company has estimated that its pre-tax loss exposure resulting from these fire storms is approximately $16 million.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2003	2002	2001
	(Amounts in thousands)
Reserves reported on a SAP basis	$786,156	$664,889	$516,592
Reinsurance recoverable	11,771	14,382	18,334

Reserves reported on a GAAP basis	$797,927	$679,271	$534,926

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table represents the development of loss reserves for the period 1993 through 2003. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable for each of the indicated years. This represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2003.

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

	As of December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses	$214,525	$223,392	$250,990	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156
Paid (cumulative) as of:
One year later	143,272	145,664	167,226	206,390	247,310	263,805	294,615	321,643	360,781	438,126
Two years later	187,641	198,967	225,158	291,552	338,016	366,908	403,378	431,498	491,243
Three years later	204,606	214,403	248,894	316,505	369,173	395,574	429,787	462,391
Four years later	207,704	219,596	253,708	324,337	379,233	402,000	439,351
Five years later	209,930	220,852	255,688	329,109	381,696	405,910
Six years later	210,281	221,771	257,041	329,825	383,469
Seven years later	210,767	222,912	256,654	330,883
Eight years later	211,655	222,492	257,292
Nine years later	211,212	223,113
Ten years later	211,968
Net reserves re-estimated as of:
One year later	204,451	216,684	247,122	324,572	376,861	393,603	442,437	480,732	542,775	668,954
Two years later	207,089	222,861	254,920	329,210	378,057	407,047	449,094	481,196	549,262
Three years later	210,838	221,744	257,958	327,749	383,588	410,754	446,242	483,382
Four years later	210,890	222,957	257,196	329,339	386,522	409,744	449,325
Five years later	211,192	221,947	256,395	332,570	385,770	410,982
Six years later	210,739	221,942	257,692	332,939	386,883
Seven years later	210,719	223,215	258,743	333,720
Eight years later	211,845	224,276	259,467
Nine years later	212,902	225,019
Ten years later	213,809
Net cumulative redundancy (deficiency)	716	(1,627)	(8,477)	(21,966)	(613)	(25,166)	(30,525)	(19,579)	(32,670)	(4,065)

	As of December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(Amounts in thousands)
Gross liability—end of year	227,499	253,546	336,685	409,061	405,976	434,843	492,220	534,926	679,271	797,927
Reinsurance recoverable	(4,107)	(2,556)	(24,931)	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)

Net liability—end of year	223,392	250,990	311,754	386,270	385,816	418,800	463,803	516,592	664,889	786,156

Gross re-estimated liability—latest	237,895	269,136	361,338	411,868	432,696	466,610	512,462	567,321	683,145
Re-estimated recoverable—latest	(12,876)	(9,669)	(27,618)	(24,985)	(21,714)	(17,285)	(29,080)	(18,059)	(14,191)

Net re-estimated liability—latest	225,019	259,467	333,720	386,883	410,982	449,325	483,382	549,262	668,954

Gross cumulative redundancy (deficiency)	(10,396)	(15,590)	(24,653)	(2,807)	(26,720)	(31,767)	(20,242)	(32,395)	(3,874)

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

Throughout the 1990’s average bodily injury costs decreased until 1998 when they began to rise. Since individual losses for this coverage tend to develop slower than they do for the collision or physical damage line, it is difficult for the actuaries to identify such a change in trend until well after the year has closed. Furthermore, once the Company knows it is in an inflationary trend, it is difficult to determine the magnitude of the inflation due to the slower developing nature of the bodily injury claims.

During 2002, the Company increased the bodily injury severity inflation rate that it recorded for the 2001 and 2002 accident years from approximately 4% to approximately 8% on its California automobile lines which contributed significantly to the Company’s total adverse development on 2001 and prior accident years. During 2003, the Company increased the 2001 bodily injury severity inflation rate again to approximately 9%, reduced the 2002 rate to approximately 6% and recorded 2003 severity inflation at approximately 7%. Management monitors inflation trends closely and adjusts assumptions based on its best estimate from the information available at the time. Future information will become available which could change management’s assumptions.

For calendar year 1997, the Company’s previously estimated loss reserves produced a small deficiency indicating that the Company was reasonably accurate in establishing the initial reserve for that year.

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

For calendar years 1994 and 1993, the Company’s previously estimated loss reserve produced a small deficiency and a small redundancy, respectively, indicating that the Company was reasonably accurate in establishing the initial reserve for those years.

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

	Year ended December 31,
	2003		2002	2001	2000	1999
Loss Ratio	67.7%		72.8%	73.2%	72.2%	66.5%
Expense Ratio	25.9		25.6	26.0	26.4	26.5

Combined Ratio	93.6%		98.4%	99.2%	98.6%	93.0%

Industry combined ratio (all writers)(1)	99.1	%(2)	103.7%	107.4%	108.0%	102.6%
Industry combined ratio (excluding direct writers)(1)	(N.A.	)	103.7%	106.0%	108.7%	102.4%

(1)	Source: A.M. Best, Aggregates & Averages (1999 through 2003), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2004,” “Review Preview.”
(N.A.)	Not available.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
Loss Ratio	67.7%	72.8%	73.2%	72.2%	66.5%
Expense Ratio	26.3	26.0	26.4	26.3	26.8

Combined Ratio	94.0%	98.8%	99.6%	98.5%	93.3%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands, except ratios)
Net premiums written	$2,268,778	$1,865,046	$1,442,886	$1,272,447	$1,206,171
Policyholders’ surplus	$1,169,427	$1,014,935	$1,045,104	$954,753	$853,794
Ratio	1.9 to 1	1.8 to 1	1.4 to 1	1.3 to 1	1.4 to 1

Risk Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2003. Each of the companies exceeded the highest level of minimum required capital.

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ from amounts reported in accordance with SAP as prescribed by insurance regulatory authorities. Specifically, under GAAP:

•	Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•	Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

•	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

•	Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

•	Costs for application computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

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

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2003		2002		2001
	Amortized Market		Amortized Market		Amortized Market
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)
Taxable bonds	$350,750	$356,181	$198,994	$185,643	$283,991	$271,925
Tax-exempt state and municipal bonds	1,492,873	1,576,606	1,352,616	1,433,242	1,260,485	1,298,637
Sinking fund preferred stocks	12,460	12,522	14,150	13,986	15,704	15,871

Total fixed maturity investments	1,856,083	1,945,309	1,565,760	1,632,871	1,560,180	1,586,433
Equity investments incl. perpetual preferred stocks	223,113	264,393	233,297	230,981	277,925	277,787
Short-term cash investments	329,812	329,812	286,806	286,806	71,951	71,951

Total investments	$2,409,008	$2,539,514	$2,085,863	$2,150,658	$1,910,056	$1,936,171

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the Consolidated Statement of Income. The Company recognized losses of $9.1 million in 2003 and $71.7 million in 2002 of investment write-downs considered to be other than temporarily impaired. Declines in value considered to be temporary are charged as unrealized losses to shareholders’ equity as accumulated other comprehensive income. At December 31, 2003, the Company had a net unrealized gain on all investments of $130.5 million before income taxes which is comprised of unrealized gains of $140.8 million offset by unrealized losses of $10.3 million. Of these unrealized losses, approximately $7.7 million relate to fixed maturities which are current on their debt servicing obligations. The remaining unrealized losses of approximately $2.6 million relate to equity securities. The Company has concluded that the gross unrealized losses of $10.3 million at December 31, 2003 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

At year-end, approximately 62% of the Company’s total investment portfolio, at market values, and 81% of its total fixed maturity investments, at market values, were invested in medium term, investment grade tax-exempt revenue and municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented approximately 6.9% of the Company’s total investment portfolio, at market values, and 8.9% of its total fixed maturity investments, at market value, at December 31, 2003. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2003.

The nominal average maturity of the overall bond portfolio which includes collateralized mortgage obligations and short-term cash investments was 12.2 years at December 31, 2003 which reflects a heavier portfolio mix in medium term, investment grade tax-exempt revenue and municipal bonds. The call-adjusted average maturity of the overall bond portfolio was shorter, approximately 4.8 years, because holdings are heavily weighted with high coupon issues which are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.8 years at December 31, 2003 which includes collateralized mortgage obligations with modified durations of approximately 0.9 years and short-term cash investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates. Holdings of lower than investment grade bonds constitute approximately 2% of total assets.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. This component of the portfolio was increased by management when longer term investment opportunities were considered unattractive as a result of the current interest rate environment.

The Company writes covered call options through listed exchanges and over the counter with the intent of generating additional income or return on capital. The total investment under the covered call program in 2003 was approximately $30 million. The Company as a writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The Board of Directors has authorized the Company’s management to commence selling put options in 2004 and to increase its option writing program up to $40 million.

The following table summarizes the investment results of the Company for the five years ended December 31, 2003:

	Year ended December 31,
	2003(1)	2002(1)		2001(1)	2000(1)	1999
	(Amounts in thousands)
Averaged invested assets (includes short-term cash investments(2))	$2,310,966	$2,035,279		$1,828,455	$1,710,176	$1,595,466
Net investment income:
Before income taxes	104,520	113,083		114,511	106,466	99,374
After income taxes	93,318	99,071		98,909	95,154	89,598
Average annual yield on investments:
Before income taxes	4.5%	5.6%		6.3%	6.2%	6.2%
After income taxes	4.0%	4.9%		5.4%	5.6%	5.6%
Net realized investment gains (losses) after income taxes	7,285 (3)	(45,768	)(3)	4,233	2,564	(7,754	)(3)
Net increase (decrease) in un-realized gains/losses on all investments after income taxes	$42,693	$25,165		$(13,896)	$70,342	$(90,667)

(1)	Includes MCM for the last three months of 2000 and the full year in 2001, 2002 and 2003.
(2)	Fixed maturities and equities at cost.
(3)	Includes investment write-downs, net of tax benefit, that the Company considered to be other than temporary of $3.9 million in 1999, $46.6 million in 2002 and $5.9 million in 2003. There were no investment write-downs in 2000 and 2001.

Competitive Conditions

The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than the Company. Based on the most recent regularly published statistical compilations, the Company in 2002 was the sixth largest writer of private passenger automobile insurance in California. All of the Company’s competitors having greater shares of the California market sell insurance either directly and/or through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In the Company’s view, the overall profitability of the California marketplace during the 1996 through 1998 time period created a favorable environment for automobile insurance writers. Many major automobile insurers attempted to capitalize on the favorable climate by increasing their marketing efforts and reducing rates in attempts to capture more business. These industry wide rate reductions and increased severity trends on bodily injury, collision and physical damage coverages contributed to the deterioration of industry loss ratios in the years 1999 through 2002 (See Operating Ratios—Loss and Expense Ratios). Many of the Company’s major competitors have announced better results in 2003 which typically signals a softening in the market, and consequently, the Company expects that it will be more difficult to grow in 2004, particularly in California. The Company expects to offset some of the expected reduction in growth through expansion into new states.

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

Reinsurance

The Company maintains property reinsurance under a treaty with Swiss Re, which is rated A++ by A.M. Best, effective January 1, 1999. Prior to October 1, 2002, the treaty provided $750,000 coverage in excess of $250,000 for each risk subject to a maximum of $2,250,000 for any one occurrence. A second layer of coverage provides an additional $1,000,000 in excess of the first $1,000,000 per risk. Effective March 1, 2002, a third layer of coverage provides an additional $3,000,000 in excess of the first $2,000,000 for coverage which exceeds $2,000,000 in insured value. On October 1, 2002, the first layer of the treaty was amended from $750,000 in excess of $250,000 to $500,000 in excess of $500,000. Effective January 1, 2004, the first layer of the treaty was amended to $250,000 in excess of $750,000 and a fourth layer of $5,000,000 in excess of $5,000,000 was added.

This treaty was utilized during 2003 for the Southern California fire storms in October. At December 31, 2003, the Company estimates its total reinsurance recovery from losses caused by the fires will be approximately $1.5 million.

The Company has in place a treaty reinsurance agreement with Swiss Re, where risks written under personal umbrella policies are ceded to Swiss Re on a quota share basis. Prior to May 1, 2003 the treaty was on a 100% quota share basis and provided $4 million coverage in excess of $1 million for each risk. Effective May 1, 2003, the treaty was replaced with a 33% quota share agreement for umbrella policies with coverage amounts up to but not exceeding $2 million. Consequently, there is no reinsurance on the portion of umbrella policy limits over $2 million.

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

The Employer’s Reinsurance Corporation (“ERC”) reinsures AMI through working layer treaties for property and casualty losses in excess of $500,000 up to $4 million. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

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

The powers of the California DOI primarily include the prior approval of insurance rates and rating factors and the establishment of capital and surplus requirements and standards of solvency which must be met and maintained, restrictions on dividend payments and transactions with affiliates. The regulation and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders.

The California DOI’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination covered the underwriting and rating practices applied to its homeowners multiple peril, personal automobile, commercial multiple peril and commercial automobile insurance of the California Companies and AMI during the period January 1, 1999 through December 31, 2001. The report on the examination is pending finalization by the California DOI. The California DOI is conducting a periodic financial examination of the Company’s California domiciled insurance subsidiaries for the period January 1, 2001 through December 31, 2003.

In February 2004, the Department of Insurance issued a Notice of Non-Compliance (“NNC”) to the California Companies. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The NNC carries penalties which include fines for each policy issued whose premium including the broker fee exceeded the premium level approved by the Department of Insurance and fines for each comparative advertisement used in print media that failed to disclose the broker fees amongst other things. The California Companies are preparing a Notice of Defense in advance of an administrative hearing which will be based primarily on the same grounds formed by the Company’s defense in the Robert Krumme case. The outcome of this matter is uncertain and the impact to the Company cannot be determined at the present time (See Item 3. Legal Proceedings).

The insurance subsidiaries outside California are subject to the regulatory powers of the insurance departments of those states. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not of insurance company shareholders.

In California, Georgia, New York and New Jersey, insurance rates require prior approval from the State DOI, while Illinois, Texas and Virginia only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. These class plans were never implemented because Senate Bill 841 was enacted during 2003 amending the California Insurance Code to allow insurers to offer products with portable persistency discounts. In January 2004, this legislation was overturned through judicial proceedings in the Los Angeles Superior Court. The Company intervened in the original proceedings and intends to seek appellate review of this ruling. The outcome of such action is uncertain. The changes made during the class plan filing indicated that removing persistency discounts is revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business and would cause many existing customers’ rates to change. However, this impact, if any, is undeterminable.

The Georgia DOI conducted an examination of MICGA and MIDGA as of December 31, 2000. The exam resulted in no adjustments or material findings. The Illinois DOI conducted an examination of MICIL and MIDIL as of December 31, 2000. The reports on that examination are not yet available. The Oklahoma DOI conducted an examination of AMI as of December 31, 2001. The exam resulted in no material findings or recommendations. The State of Texas conducted an examination of MCM in the fall of 2002. The exam resulted in no adjustments or material findings. The State of Florida conducted examinations of MICFL and MIDFL (now MIDAM) for the period August 27, 2001 through December 31, 2002. The report on examination is pending finalization.

The operations of the Company are dependent on the laws of the state in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2003 and 2002, those contributions amounted to $789,600 and $726,950, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Insurance Guarantee Association

The California Insurance Guarantee Association (the “Association”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Insurance subsidiaries in the other states are also subject to the provisions of similar insurance guaranty associations. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. The Company accounts for assessments in accordance with AICPA Statement of Position 97-3 (“SOP 97-3”), which requires the recognition of a liability when an assessment is levied or information is available indicating that an assessment is probable. In addition, SOP 97-3 prohibits the recognition of an asset for recoveries related to new business or renewal of short duration policies. There were no assessments levied against the Company during 2003.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of

3% of the respective California Company’s admitted assets or 25% of surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the Assigned Risk Program were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Since January 1, 1994, the California Insurance Code has required that rates established for this program be adequate to support this program’s losses and expenses. The Commissioner approved a rate decrease of 28.3% effective February 1, 1999. Effective November 1, 2003, the Commissioner approved a rate increase of 15.5% on new and renewal assigned risk business. While the number of assignments has increased in each of 2001, 2002 and 2003, the total assignments were not material. In 2003, assigned risks represented 0.2% of total automobile direct premiums written and 0.2% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market.

Automobile Insurance Rating Factor Regulations

California Proposition 103 requires that property and casualty insurance rates be approved by the Insurance Commissioner prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to risk of loss and adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.”

The California Insurance Commissioner uses rating factor regulations which are designed to implement the Proposition 103 guidelines. The Company’s rate plan was approved by the California Insurance Commissioner and operates under these rating factor regulations.

The Company, and most other insurers charge different rates for residents of different geographical areas within California. The Company’s geographical rate differentials have been derived by actuarial analysis of the claims costs in a given area. The rates for urban areas, particularly in Los Angeles, have been generally higher than for suburban and rural areas. The California Insurance Commissioner is conducting townhall meetings to discuss modifying how territory is used as a rating factor. The outcome of this matter is uncertain and the impact to the Company can not be determined at this time.

California Financial Responsibility Law

California requires proof of insurance for the registration (new or renewal) of a motor vehicle. It also provides for substantial penalties for failure to supply proof of insurance if a driver is stopped for a traffic violation. In addition, California provides that uninsured drivers who are injured in an automobile accident are able to recover only actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages, i.e., “pain and suffering.” This restriction also applies to drunk drivers and fleeing felons. The law has helped in controlling loss costs.

Third Party “Bad Faith” Legislation

Recent initiatives in California to reinstate third party “bad faith” lawsuits have been unsuccessful. If such legislation is enacted, it could have a significant detrimental effect on the Company’s operating results. This would particularly be the case if the Company had difficulty in implementing rate increases to compensate for increased loss costs.

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

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 17, 2003, is approximately $38.9 million.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the federal government enacted the Terrorism Risk Insurance Act of 2002 (the “Act”), which established a temporary Federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined within the Act. The Terrorism Insurance Program (the “Program”) requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium; with the percentage increasing each year. The Program required insurers to notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. The Company is required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005.

The Company writes a limited amount of commercial property policies and does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, there is not a high concentration of commercial policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low and consequently, few policyholders will buy this coverage.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 13, 2004:

Name	Age	Position
George Joseph	82	Chairman of the Board and Chief Executive Officer
Gabriel Tirador	39	President and Chief Operating Officer
Cooper Blanton, Jr.	77	Executive Vice President
Bruce E. Norman	55	Senior Vice President—Marketing
Joanna Y. Moore	48	Vice President and Chief Claims Officer
Kenneth G. Kitzmiller	57	Vice President—Underwriting
Theodore R. Stalick	40	Vice President and Chief Financial Officer
Judy A. Walters	57	Vice President—Corporate Affairs and Secretary
Christopher Graves	38	Vice President and Chief Investment Officer
Charles Toney	42	Vice President and Chief Actuary
Maria Fitzpatrick	46	Vice President and Chief Information Officer
Peter Simon	44	Vice President and Chief Technology Officer

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

Ms. Fitzpatrick, Vice President and Chief Information Officer, joined the Company in February 2004, and is responsible for information technology operations. Prior to joining Mercury, she served as the Senior Vice President—Chief Information Officer for Pacificare Health Systems from 2000 to 2003 and Vice President of Systems Development at Pacificare Health Systems since 1996.

Mr. Simon, Vice President and Chief Technology Officer, has been employed by the Company since 1980. He was appointed to his current position in 2003. Prior to this appointment, Mr. Simon served as a Vice President in the Information Systems Department since December 1999.

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

In September 2003, the Company opened a new 130,000 square foot office building in Rancho Cucamonga, California. The Company capitalized approximately $24 million in costs to construct this facility including land of approximately $6 million. This space is used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

The Company leases all of its other office space. Office location is not material to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury has appealed, which has the effect of staying all but the advertising aspects of the court’s injunction. The Company’s appeal is based on the fact that the broker fees are subject to direct—and, if they could be attributed to Mercury, exclusive—regulation by the Insurance Commissioner. The law allows a broker to perform agent functions without giving up broker status. In the past, the Insurance Commissioner never found broker fees were either being improperly charged or attributable to Mercury. However, in February 2004, the Department of Insurance issued a Notice of Non-Compliance (“NNC”) to the California Companies based on this litigation’s outcome. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies are preparing a Notice of Defense in advance of an administrative hearing which will be based on the same grounds forming the Company’s defense in the Robert Krumme case. The impact of this NNC as it relates to this case can not be determined at the present time. However, the Company intends to continue to vigorously defend this case.

In Sheila Leivas, Individually And On Behalf Of All Others Similarly Situated vs. Mercury Insurance Company (Orange County Superior Court), filed July 12, 2002, the Company is defending a suit involving a dispute over premium retained by the Company during a time when the plaintiff was not covered following a voluntary cancellation of the policy and prior to reinstatement of the policy. The plaintiff’s motion seeking to have the case certified as a class action was denied without prejudice. The court also overruled plaintiffs’ Demurrer to Mercury’s cross complaint, thereby allowing Mercury to proceed with its action for the return of premium owed to Mercury if plaintiff’s action proceeds. The Company intends to continue to vigorously defend this case.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether Mercury’s use of certain automated database vendors to help determine the value of total loss claims is proper. In 2003, the court granted Mercury’s motion to stay the action pending compliance with a contractual arbitration provision. After completion of the arbitration which should occur in June 2004, Mercury and its attorneys intend to challenge the pleadings and seek a dismissal.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on demurrer. Plaintiffs were given leave to file amended complaints, which are expected in 2004. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General,” and “Note 6 of Notes to Consolidated Financial Statements.”)

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities

Price Range of Common Stock

The common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales prices per share in each quarter during the past two years as reported in the consolidated transaction reporting system.

	High	Low
2002
1st Quarter	$46.85	$39.21
2nd Quarter	$51.15	$45.01
3rd Quarter	$48.55	$39.25
4th Quarter	$46.10	$37.25

	High	Low
2003
1st Quarter	$39.05	$33.50
2nd Quarter	$48.59	$37.82
3rd Quarter	$47.40	$42.05
4th Quarter	$50.30	$44.78

The closing price of the Company’s common stock on February 13, 2004 was $48.83.

Dividends

Following the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2003 and 2002, the Company paid dividends on its common stock of $1.32 per share and $1.20 per share, respectively. On January 30, 2004, the Board of Directors declared a $0.37 quarterly dividend payable on March 31, 2004 to stockholders of record on March 15, 2004.

The common stock dividend rate has been increased twenty times since dividends were initiated in January, 1986, at an annual rate of $0.05, adjusted for the two-for-one stock splits in September 1992 and September 1997. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends; however, the continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. The state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under this test, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2004 of up to approximately $121 million. (See Item 1. Business—Regulation—Holding Company Act, and Note 9 of Notes to Consolidated Financial Statements). Mercury General is contesting a recent FTB ruling which disallows the dividend-received deductions from all insurance holding companies, regardless of domicile. The ultimate outcome of this matter could affect future dividend policy (See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General, and Note 6 of Notes to Consolidated Financial Statements).

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 13, 2004 was 229. The approximate number of beneficial holders as of February 13, 2004 was 7,300.

Item 6.    Selected Consolidated Financial Data

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,145,047	$1,741,527	$1,380,561	$1,249,259	$1,188,307
Net investment income	104,520	113,083	114,511	106,466	99,374
Net realized investment gains (losses)	11,207	(70,412)	6,512	3,944	(11,929)
Other	4,743	2,073	5,396	6,349	4,924

Total Revenues	2,265,517	1,786,271	1,506,980	1,366,018	1,280,676

Losses and loss adjustment expenses	1,452,051	1,268,243	1,010,439	901,781	789,103
Policy acquisition costs	473,314	378,385	301,670	268,657	267,399
Other operating expenses	91,295	74,875	62,335	59,733	50,675
Interest	3,056	4,100	7,727	7,292	4,960

Total Expenses	2,019,716	1,725,603	1,382,171	1,237,463	1,112,137

Income before income taxes	245,801	60,668	124,809	128,555	168,539
Income taxes	61,480	(5,437)	19,470	19,189	34,830

Net Income	$184,321	$66,105	$105,339	$109,366	$133,709

Per Share Data:
Basic earnings per share	$3.39	$1.22	$1.94	$2.02	$2.45

Diluted earnings per share	$3.38	$1.21	$1.94	$2.02	$2.44

Dividends paid	$1.32	$1.20	$1.06	$.96	$.84

	December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$2,539,514	$2,150,658	$1,936,171	$1,794,961	$1,575,465
Premiums receivable	231,277	186,446	143,612	123,070	115,654
Total assets	3,119,766	2,645,296	2,316,540	2,142,263	1,906,367
Unpaid losses and loss adjustment expenses	797,927	679,271	534,926	492,220	434,843
Unearned premiums	663,004	545,485	421,342	365,579	340,846
Notes payable	124,714	128,859	129,513	107,889	92,000
Deferred income tax liability (asset)	17,808	(17,004)	(1,252)	8,336	(28,541)
Shareholders’ equity	1,255,503	1,098,786	1,069,711	1,032,905	909,591
Book value per share	23.07	20.21	19.72	19.08	16.73

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mercury General Corporation and its subsidiaries (collectively, the “Company”) is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in nine states. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance. The private passenger automobile lines of insurance accounted for approximately 88% of the $2.3 billion of the Company’s gross written premiums in 2003, with 84% of the private passenger automobile premiums written in California.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company’s financial statements and notes thereto and all other items contained within the report on this Annual Report on Form 10-K.

Economic and Industry Wide Factors

•	Regulatory—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements. In many states, the insurance commissioner is an elected office and newly-elected commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. In California, the Company’s largest market, the current commissioner took office in January of 2003. He has made changes more actively than the previous commissioner in the way automobile insurance is regulated in California. It is uncertain how any regulatory changes implemented by the California insurance commissioner, or the insurance commissioner in any other state in which Mercury operates, will be resolved and how it will impact the Company’s operations.

•	Cost uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analysis shows that they are needed.

•	Inflation—The largest cost component for automobile insurers are losses which include medical costs and replacement automobile parts and labor repair costs. There has recently been a significant increase in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates are higher or lower than anticipated. The Company currently estimates mid to high single digit inflation rates on bodily injury coverages for its major California personal automobile lines for the 2002 and 2003 accident years. The inflation rate for these accident years is the most difficult to estimate because there remain many open claims. Should actual inflation be higher the Company could be under reserved for its losses and profit margins would be lower.

•	Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risks insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, which has benefited the industry as a whole. However, it is unknown if loss frequency in the future will continue to decline, remain flat or increase.

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The Company has historically seen premium growth in excess of 20% during hard markets, whereas premium growth rates during soft markets have historically been in the single digits. Many of the Company’s major competitors have announced better operating results in 2003, which typically signals a softening in the market, and consequently, the Company expects that its policies in force will be difficult to grow in 2004, particularly in California. The Company expects to offset some of this expected reduction in growth through expansion into new states.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobile and homeowners. These policies are sold through independent agents and brokers who receive a commission (on average 17%) for selling and servicing the policies.

The Company believes that the relationship with its brokers and agents along with a more thorough underwriting process gives the Company an advantage over its competitors. The Company views this as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins.

The Company also generates revenue from its investment portfolio, which was approximately $2.5 billion at the end of 2003. This investment portfolio generated $105 million in pre-tax investment income during 2003. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s results and growth have allowed it to consistently generate positive cash flow from operations, which was $444 million in 2003. The Company’s cash flow from operations has exceeded $100 million every year since 1994 and has been positive for over 20 years. Cash flows from operations has been used to pay shareholder dividends and to help support growth.

Opportunities, Challenges and Risks

The Company currently underwrites personal automobile insurance in nine states; California, Florida, Texas, Oklahoma, Georgia, Illinois, New York, Virginia and beginning in August of 2003, New Jersey. The Company believes that there are opportunities to expand its business into additional states and expects to begin writing business in Arizona and possibly other states by the end of 2004. The Company expects to continue this growth by expanding into new states in future years with the objective for non-California premiums to eventually account for as much as half of the Company’s total premiums.

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The Company has entered five new states during the past six years and believes that it has sufficient expertise to manage these challenges and risks to continue its expansion into additional new states.

The Company is also subject to some risks inherent to its business, which might include but are not limited to the following:

•	A catastrophe, such as a major wildfire, earthquake or hurricane can cause a significant amount of loss to the Company in a very short period of time.

•	A major regulatory change, such as the reinstatement of third party “bad faith” lawsuits could cause a dramatic increase in loss costs.

•	A sharp upward increase in market interest rates or an equity market crash could cause a significant loss to our investment portfolio.

To the extent that is within the Company’s control, the Company manages these risks and believes that it has established adequate controls to mitigate the effect that major events would have on the Company’s financial position.

The Company is currently developing a Next Generation (“NextGen”) computer system to replace its existing legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is being designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current system. The NextGen project is in the development phase and is not expected to be in operation until 2005 or 2006. The NextGen system is expected to cost approximately $20 million and to provide a significant positive benefit to the Company.

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

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company expanded its operations into Georgia and Illinois in 1990. With the acquisition of American Fidelity Insurance Group (“AFI”) in December 1996, now American Mercury Insurance Company (“AMI”), the Company expanded into the states of Oklahoma and Texas. The Company expanded its operations into the state of Florida during 1998 and further expansion into Texas occurred with the Concord Insurance Services, Inc. transaction in December 1999 and the Mercury County Mutual Insurance Company (“MCM”) transaction in September 2000. In 2001, the Company expanded into Virginia and New York. The Company expanded its operations into New Jersey during 2003.

During 2003, approximately 83% of the Company’s total net premiums written were derived from California.

Implementing rate changes varies by state with California, Georgia, New York and New Jersey requiring prior approval from the DOI before a rate can be implemented. Illinois, Texas and Virginia only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

Effective June 23, 2003, the Company implemented a 3.8% rate increase for new and renewal California private passenger automobile insurance written by Mercury Insurance Company (“MIC”), which represents approximately 47% of company-wide premiums written, and a 6.9% combined rate increase for new and renewal California private passenger automobile insurance written by Mercury Casualty Company (“MCC”) and California Automobile Insurance Company (“Cal Auto”), which represent approximately 26% of company-wide premiums written. During 2003, the Company also implemented automobile insurance rate increases in four of the eight non-California states.

Despite the increases, the Company believes that its rates will remain competitive in the marketplace. During 2003, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing effort combined with price and reputation makes the Company very competitive in California.

Since December 31, 2001, the Company’s private passenger automobile policies in force in California have experienced an average annual growth rate of approximately 12% with a growth rate of 8% in 2003. The Company’s non-California private passenger automobile policies in force have experienced an average annual growth rate of approximately 32% since December 31, 2001 with a growth rate of 23% in 2003. Management believes the increase is due in large part to a hard insurance market, the Company’s expansion into new states, favorable competitive rates, a good reputation and a highly visible and targeted advertising strategy.

The California Insurance Commissioner uses rating factor regulations requiring automobile insurance rates to be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the Insurance Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The regulations further require that each of the four factors be applied in decreasing order of importance.

The California Insurance Commissioner is conducting townhall meetings to discuss modifying territory as a rating factor. The outcome of this matter is uncertain and the impact to the Company can not be determined at this time.

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of these discounts. Persistency discounts represent discounts on policy rates extended to consumers based upon the number of consecutive years that the consumers carried insurance coverage. These class plans were never implemented because Senate Bill 841 was enacted during 2003 amending the California Insurance Code to allow insurers to offer products with portable persistency discounts. However, in January 2004, this legislation was overturned through judicial proceedings in the Los Angeles Superior Court. The Company intervened in the original proceedings and intends to seek appellate review of this ruling. The outcome of such action is uncertain. The changes made during the class plan filing indicated that removing persistency discounts is revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business and would cause many existing customer’s rates to change. However, this impact, if any, is undeterminable.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPA’s, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such portion was allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the management fee expenses amount to approximately $14 million (approximately $7 million tax liability plus $7 million of interest through December 31, 2003). The potential net liability, after federal tax benefit, amounts to approximately $9 million.

The Company continues to believe that its deduction of the expenses related to management services provided to it subsidiaries is meritorious and will continue to defend it vigorously before the SBE and, if necessary, the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter in March 2004.

The SBE decision on the NPA’s for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established a small accrual for the tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 disallowing all Dividend Received Deductions (DRD) taken by the Company for those tax years. The ruling in Ceridian vs. Franchise Tax Board held the statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because it discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB’s position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise taxes. The DRD disallowance could result in approximately $17 million of additional California state franchise taxes plus $8 million of related interest through December 31, 2003. The potential net liability, after federal tax benefit, amounts to approximately $16 million.

Management intends to vigorously challenge these potential tax liabilities on 2001 and future inter-company dividends. However, if the Company’s challenges are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

The Company is closely following the progress of legislation that if enacted would resolve the issues on expense disallowance and eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board for all tax years through December 31, 2003. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the expense disallowance and DRD issues. Because of the uncertainty surrounding these issues, it is difficult to predict the ultimate amount the Company may be required to pay, if anything. Consistent with the proposed legislation and the Company’s expectations of a legislative solution, the Company has established a tax contingency reserve of approximately $3 million, net of federal tax benefits, for all California franchise tax issues including the disallowance of expenses and DRD issues.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At December 31, 2003, the Company recorded $797.9 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

At December 31, 2003, the Company had on its books approximately $7.3 million in goodwill related to the 1999 acquisition of Concord and approximately $5.2 million of intangible assets with indefinite useful lives related to the MCM acquisition.

As required by SFAS No. 142, the Company has assessed these assets and determined that they are not impaired. Furthermore, as required by SFAS No. 142, the Company did not amortize these assets after 2001. Total amortization expense in 2001 related to these assets was $1.9 million.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums earned in 2003 of $2,145.0 million increased 23.2% from the corresponding period in 2002. Net premiums written in 2003 of $2,268.8 million increased 21.6% over amounts written in 2002. The premium increases were principally attributable to increased policy sales and rate increases in the California, Florida and Texas automobile lines and the California homeowners’ insurance lines of business.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2003 and 2002, respectively:

	2003	2002
Net premiums written	$2,268,778	$1,865,046
Increase in unearned premiums	123,731	123,519

Earned premiums	$2,145,047	$1,741,527

The loss ratio (GAAP basis) in 2003 (loss and loss adjustment expenses related to premiums earned) was 67.7% in 2003 compared with 72.8% in 2002. The lower loss ratio is largely attributable to recent rate increases and improved loss frequency on automobile claims as well as California homeowners claims. Automobile loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. The Southern California firestorms negatively impacted the loss ratio by 0.7% in 2003. Furthermore, adverse development on prior accident years increased the 2003 loss ratio by 0.2% and the 2002 loss ratio by 1.5%.

The expense ratio (GAAP basis) in 2003 (policy acquisition costs and other operating expenses related to premiums earned) was 26.3% compared with 26.0% in 2002. The increase in the expense ratio is primarily due to higher profitability related bonus accruals.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.0% in 2003 compared with 98.8% in 2002 which indicates that the Company’s underwriting performance contributed $128.4 million to the Company’s income before income taxes of $245.8 million during 2003 versus contributing $20.0 million to the Company’s income before income tax of $60.7 million in 2002.

Investment income in 2003 was $104.5 million, compared with $113.1 million in 2002. The after-tax yield on average investments of $2,311.0 million (cost basis) was 4.04%, compared with 4.87% on average investments of $2,035.3 million (cost basis) in 2002. The effective tax rate on investment income was 10.7% in 2003, compared to 12.4% in 2002. The lower tax rate in 2003 reflects a shift in the mix of the Company’s portfolio from taxable to non-taxable issues. Bonds matured and called in 2003 totaled $444.4 million, compared to $120.5 million in 2002. Assuming market interest rates remain the same, the Company expects approximately $430 million of bonds to mature or be called in 2004. The proceeds will be reinvested into securities meeting the Company’s investment profile.

Net realized investment gains in 2003 were $11.2 million, compared with net realized losses of $70.4 million in 2002. Included in the net realized investment gains (losses) are investment write-downs of $9.1 million in 2003 and $71.7 million in 2002 that the Company considered to be other-than-temporarily impaired. The investment write-downs were on investments primarily in the telecommunications and energy sectors and are discussed further under Liquidity and Capital Resources.

The income tax provision of $61.5 million in 2003 represented an effective tax rate of 24.5% which compares with an effective tax rate of 14.7% in 2002 after excluding the effect of net realized investment gains (losses) in both years. The higher rate is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income in 2003 was $184.3 million or $3.38 per share (diluted), compared with $66.1 million or $1.21 per share (diluted), in 2002. Diluted per share results are based on 54.5 million average shares in 2003 and 2002. Basic per share results were $3.39 in 2003 and $1.22 in 2002. Included in net income in 2003 are realized gains, net of income tax expense, of $0.13 per share (diluted and basic) which positively impacted the 2003 results compared to realized losses, net of income tax benefit, of $0.84 per share (diluted and basic) which negatively impacted the 2002 results,

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

During 2002, the California private passenger automobile insurance marketplace experienced rising premium rates. The Company and virtually all of its competitors filed and implemented rate increases, which helped spur the Company’s premium growth during the year.

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

Net realized investment losses in 2002 were $70.4 million, compared with net realized gains of $6.5 million in 2001. Included in the net realized investment losses for 2002 are $71.7 million of investment write-downs that the Company considered to be other-than-temporarily impaired. The investment write-downs were on investments primarily in the telecommunications and energy sectors. There were no investment write-downs in 2001.

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

Liquidity and Capital Resources

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, Mercury General’s insurance subsidiaries are entitled to pay, without extraordinary approval, dividends of approximately $121 million in 2004. The actual amount of dividends paid from insurance subsidiaries to Mercury General during 2003 was $76 million. As of December 31, 2003, Mercury General also had approximately $31 million in fixed maturity securities, equity securities and cash that can be utilized to satisfy its direct holding company obligations.

The principal sources of funds for Mercury General’s insurance subsidiaries are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for Mercury General’s insurance subsidiaries are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments. Mercury General’s insurance subsidiaries generate substantial positive cash flows, particularly when the Company experiences growth, from operations as premiums are typically received in advance of the time when claim payments are required. Cash and short term cash investments increased by nearly $67 million as the Company has managed its portfolio to a shorter portfolio duration as a result of the current interest rate environment.

Net cash provided from operating activities in 2003 was $444.5 million, an increase of $101.9 million over the same period in 2002. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in loss and loss adjustment expenses paid in 2003. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the construction of an additional office facility during 2003, the purchase and development of information technology and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $564.7 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $366.8 million at December 31, 2003. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,409.0 million at December 31, 2003 by $130.5 million. That net unrealized gain of $130.5 million, reflected in shareholders’ equity, net of applicable tax effects, was $84.8 million at December 31, 2003, compared with a net unrealized gain of $42.1 million of December 31, 2002. The increase in unrealized gains is largely due to an increase in the market value of bond holdings resulting from the current interest rate environment and the partial recovery in value of previously written down equity securities.

At December 31, 2003, the average rating of the $1,932.8 million bond portfolio at market (amortized cost $1,843.6 million) was AA, the same average rating at December 31, 2002. Bond holdings are broadly diversified geographically, within the tax-exempt sector. California state bonds represent 4.7% of the total bond portfolio and carry a net unrealized gain of $2.5 million at December 31, 2003. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2003, bond holdings rated below investment grade totaled $52.8 million at market (cost $53.3 million) representing approximately 2% of total investments. This compares to approximately $50.1 million at market (cost $68.8 million) representing 2.3% of total investments at December 31, 2002.

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2003:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$258,442	$258,692
Municipal bonds	1,502,974	1,588,398
Corporate bonds	82,207	85,697
Redeemable preferred stock	12,460	12,522

	$1,856,083	$1,945,309

Equity securities:
Common Stock:
Public utilities	$63,810	$78,447
Banks, trusts and insurance companies	5,841	7,682
Industrial and other	67,852	86,753
Non-redeemable preferred stock	85,610	91,511

	$223,113	$264,393

The Company writes covered call options through listed exchanges and over the counter with the intent of generating additional income or return on capital. The total investment under the covered call program in 2003 was approximately $30 million. The Company as a writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The Board of Directors has authorized the Company’s management to commence selling put options in 2004 and to increase its option writing program up to $40 million.

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

During 2003, the Company recognized approximately $11.2 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $27.0 million offset by realized losses of $15.8 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $232.5 million. Approximately $3.8 million of the $15.8 million total realized loss relates to securities held as of December 2002 with no loss on any one individual security exceeding $0.3 million.

The Company recognized $9.1 million and $71.7 million in realized losses as other than temporary declines to its investment securities during 2003 and 2002, respectively. Of the $9.1 million write-down recognized in 2003, approximately $6.5 million relates to fixed maturity securities for a single company that filed for bankruptcy protection in July 2003. At such time, the Company liquidated its investment and recognized an impairment loss equal to the difference between the net proceeds on liquidation and the amortized cost of the investment. The balance of the write-down recognized relates to four equity securities whose book value materially exceeded market value for more than six consecutive months and the Company considered it unlikely that the market value would recover.

At December 31, 2003, the Company had a net unrealized gain on all investments of $130.5 million before income taxes which is comprised of unrealized gains of $140.8 million offset by unrealized losses of $10.3 million.

Unrealized losses represent 0.4% of total investments at amortized cost. Of these unrealized losses, approximately $7.7 million relate to fixed maturity investments and the remaining $2.6 million relate to equity securities. Approximately $9.2 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and one municipal bond with unrealized losses of approximately $0.6 million and $0.5 million, respectively, representing market value declines of 11% and 18% of amortized cost. The remaining $1.1 million represents unrealized losses that exceed 20% of amortized costs and are discussed further below. The Company has concluded that the gross unrealized losses of $10.3 million at December 31, 2003 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized costs as of December 31, 2003:

	Aging of Unrealized Losses
	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months
	(Amounts in thousands)
Fixed Maturities:
Investment grade	$—	$—	$—	$—
Non-Investment grade	3,366	—	—	1,062
Equity securities	—	—	—	—

Total	$3,366	$—	$—	$1,062

Aged unrealized losses as a % of amortized cost:

Non-Investment grade securities
20-50% below amortized cost		100%
Over 50% below amortized cost		—
Equity securities
20-50% below amortized cost		—
Over 50% below amortized cost		—

The unrealized losses of $1.1 million on non-investment grade fixed maturity securities (in table above) relate to a single bond obligation of a major airline which are supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airlines. The airline is current on their interest obligations for these bonds. The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities for a realized loss.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$3,366	$2,304

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced interest expense in 2002 and 2003, but does expose the Company to higher interest expense in future periods, should LIBOR rates increase. The effective annualized interest rate in 2003 was 2.2%. The swap is accounted for as a fair value hedge under SFAS No. 133 (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Under the Company’s stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General’s common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by dividends received from the Company’s insurance subsidiaries that generate cash flow through the sale of lower yielding tax-exempt bonds and internal cash generation. Since the inception of the program in 1998, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The shares purchased were retired. No stock was purchased in 2003.

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes a hypothetical minimum capital level that is compared to the Company’s actual capital level. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the Risk-Based Capital Requirements of each of its insurance subsidiaries as of December 31, 2003. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

The Company has no direct investments in real estate and no holdings of mortgages secured by commercial real estate.

During 2002, the Company was notified that the Hewlett Packard 3000 (“HP 3000”) mainframe system that the Company utilizes for its core insurance applications will no longer be supported by Hewlett Packard after December 2006. Although mainframe system support will be available through other information technology service providers, the Company formed a team of experienced information technology employees to design and develop the Company’s legacy replacement strategy. The project is currently in the development stage and the Company has estimated the cost of this project to be approximately $20 million.

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2003, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$194,103	$9,063	$27,188	$18,125	$139,727
Capital Lease Obligations	1,324	1,124	200	—	—
Operating Leases	23,309	5,688	14,400	3,151	70

Total Contractual Obligations	$218,736	$15,875	$41,788	$21,276	$139,797

The amount of interest included in the Company’s debt obligations was calculated using the fixed rate of 7.25% on the senior notes issued August 2001. The Company is party to an interest rate swap of its fixed rate obligations on its senior notes for a floating rate of six month LIBOR plus 107 basis points. Using the effective annual interest rate of 2.2% in 2003, the total contractual obligations on debt would be $146 million with $2.8 million due within 1 year, $8.2 million due between 1 and 3 years, $5.5 million due in years 4 and 5 and $129.5 million due beyond 5 years. However, interest rates are currently at a 40 year low and are likely to rise in the future.

The Company places all new and renewal earthquake coverage offered with its homeowners policy through the California Earthquake Authority (“CEA”). The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most current information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 17, 2003 is approximately $38.9 million.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,169.4 million at December 31, 2003, and net written premiums for the twelve months ended on that date of $2,268.8 million, the ratio of premium writings to surplus was approximately 1.9 to 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2003 comprised 77% of total investments at market value. Tax-exempt bonds represent 81% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for 10% of total investments at market. The remaining 13% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s investment philosophy resulted in a portfolio with a moderate duration. However, due to the current interest rate environment, management believes it prudent to reduce the duration of the Company’s bond portfolio. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. Consequently, the modified duration of the bond portfolio declined from 4.4 years at December 31, 2002 to 3.8 years at December 31, 2003. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio would decrease by approximately $85 million.

At December 31, 2003, approximately 8% of the fixed maturity portfolio includes U.S. government agency collateralized mortgage obligations (“CMOs”) with AAA ratings from Standard & Poors. The Company invests in CMOs to strategically increase its current cash flows from investments. The average duration and effective maturity for these securities are 0.9 years and 1.0 years, respectively. The Company does not expect that its investments in CMOs to grow beyond 10% of its total investment portfolio.

At December 31, 2003, the Company’s strategy for common equity investments is an active strategy which focuses on current income with a secondary focus on capital appreciation. The value of the common equity investments consists of $172.9 million in common stocks and $91.5 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

Throughout 2003, non-sinking fund preferred stocks were not actively traded by the market, though lower interest rates intrinsically benefit their market values. At December 31, 2003, the duration on the Company’s non-sinking fund preferred stock portfolio was 11.9 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2003 by approximately $11 million, everything else remaining the same.

The common equity portfolio, representing approximately 7% of total investments at market value, consists primarily of public utility common stocks. These assets are theoretically defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.77. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $27 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133 fall principally into three categories: amendments related to SFAS No. 133 implementation issues, amendments clarifying the definition of a derivative instrument, and amendments relating to the definition of expected cash flows contained in FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value in Accounting Measurements”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 does not alter current valuation or disclosures. The implementation of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Forward-looking statements

Certain statements in this report on Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, our success in integrating and profitably operating the businesses we have acquired, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Quarterly Data

Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2003
Earned premiums	$500,666	$525,072	$546,638	$572,671
Income before income taxes	$54,771	$57,060	$67,663	$66,307
Net income	$42,108	$43,372	$49,615	$49,226
Basic earnings per share	$.77	$.80	$.91	$.90
Diluted earnings per share	$.77	$.80	$.91	$.90
Dividends declared per share	$.33	$.33	$.33	$.33

2002
Earned premiums	$386,637	$418,146	$455,467	$481,277
Income (loss) before income taxes	$34,838	$(7,563)	$16,677	$16,716
Net income	$28,954	$1,301	$18,520	$17,330
Basic earnings per share	$.53	$.02	$.34	$.33
Diluted earnings per share	$.53	$.02	$.34	$.32
Dividends declared per share	$.30	$.30	$.30	$.30

Item 8.    Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

February 2, 2004

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

Amounts expressed in thousands, except share amounts

ASSETS
	2003	2002
Investments:
Fixed maturities available for sale (amortized cost $1,856,083 in 2003 and $1,565,760 in 2002)	$1,945,309	$1,632,871
Equity securities available for sale (cost $223,113 in 2003 and $233,297 in 2002)	264,393	230,981
Short-term cash investments, at cost, which approximates market	329,812	286,806

Total investments	2,539,514	2,150,658
Cash	36,964	13,191
Receivables:
Premiums receivable	231,277	186,446
Premium notes	22,620	21,761
Accrued investment income	26,585	26,203
Other	18,612	25,035

	299,094	259,445
Deferred policy acquisition costs	132,059	107,485
Fixed assets, net	79,286	61,619
Deferred income taxes	—	17,004
Other assets	32,849	35,894

Total assets	$3,119,766	$2,645,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$797,927	$679,271
Unearned premiums	663,004	545,485
Notes payable	124,714	128,859
Loss drafts payable	79,960	64,346
Accounts payable and accrued expenses	99,389	61,270
Current income tax	11,441	6,654
Deferred income taxes	17,808	—
Other liabilities	70,020	60,625

Total liabilities	1,864,263	1,546,510

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,424,128 shares in 2003 and 54,361,698 in 2002	57,453	55,933
Accumulated other comprehensive income	84,833	42,140
Retained earnings	1,113,217	1,000,713

Total shareholders’ equity	1,255,503	1,098,786

Total liabilities and shareholders’ equity.	$3,119,766	$2,645,296

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 31, 2003

Amounts expressed in thousands, except per share data

	2003	2002	2001
Revenues:
Earned premiums	$2,145,047	$1,741,527	$1,380,561
Net investment income	104,520	113,083	114,511
Net realized investment gains (losses)	11,207	(70,412)	6,512
Other	4,743	2,073	5,396

Total revenues	2,265,517	1,786,271	1,506,980

Expenses:
Losses and loss adjustment expenses	1,452,051	1,268,243	1,010,439
Policy acquisition costs	473,314	378,385	301,670
Other operating expenses	91,295	74,875	62,335
Interest	3,056	4,100	7,727

Total expenses	2,019,716	1,725,603	1,382,171

Income before income taxes	245,801	60,668	124,809
Income tax expense (benefit)	61,480	(5,437)	19,470

Net income	$184,321	$66,105	$105,339

Basic earnings per share	$3.39	$1.22	$1.94

Diluted earnings per share	$3.38	$1.21	$1.94

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years ended December 31, 2003

Amounts expressed in thousands

	2003	2002	2001
Net income	$184,321	$66,105	$105,339
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	71,502	(30,623)	(16,854)
Less: reclassification adjustment for net losses (gains) included in net income	(5,790)	69,303	(4,524)

Other comprehensive income (loss), before tax	65,712	38,680	(21,378)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	25,046	(10,741)	(5,899)
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	(2,027)	24,256	(1,583)

Comprehensive income, net of tax	$227,014	$91,270	$91,443

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three years ended December 31, 2003

Amounts expressed in thousands

	2003	2002	2001
Common stock, beginning of year	$55,933	$53,955	$52,162
Proceeds of stock options exercised	1,331	1,581	1,344
Tax benefit on sales of incentive stock options	189	389	587
Release of common stock by the ESOP	—	8	(138)

Common stock, end of year	57,453	55,933	53,955

Accumulated other comprehensive income, beginning of year	42,140	16,975	30,871
Net increase (decrease) in other comprehensive income, net of tax	42,693	25,165	(13,896)

Accumulated other comprehensive income, end of year	84,833	42,140	16,975

Unearned ESOP compensation, beginning of year	—	(1,000)	(2,000)
Amortization of unearned ESOP compensation	—	1,000	1,000

Unearned ESOP compensation, end of year	—	—	(1,000)

Retained earnings, beginning of year	1,000,713	999,781	951,872
Net income	184,321	66,105	105,339
Dividends paid to shareholders	(71,817)	(65,173)	(57,430)

Retained earnings, end of year	$1,113,217	$1,000,713	999,781

Total shareholders’ equity	$1,255,503	$1,098,786	$1,069,711

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31, 2003

Amounts expressed in thousands

	2003	2002	2001
Cash flows from operating activities:
Net income	$184,321	$66,105	$105,339
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	16,126	10,233	8,477
Net realized investment (gains) losses	(11,207)	70,412	(6,512)
Bond amortization (accretion), net	2,883	(6,982)	(9,229)
Increase in premium notes receivable	(859)	(4,505)	(3,051)
Increase in premiums receivable	(44,831)	(42,834)	(20,542)
Increase (decrease) in reinsurance recoveries	2,736	(955)	19,335
Increase in deferred policy acquisition costs	(24,574)	(24,045)	(12,314)
Increase in unpaid losses and loss adjustment expenses	118,656	144,345	42,706
Increase in unearned premiums	117,519	124,143	55,763
Increase in premiums collected in advance	7,305	7,558	6,922
Increase in loss drafts payable	15,614	10,717	3,675
Decrease (increase) in accrued income taxes, excluding deferred tax on change in unrealized gain.	16,601	(27,003)	(1,209)
Increase in accounts payable and accrued expenses	38,119	14,632	6,923
Other, net	6,043	741	3,169

Net cash provided from operating activities	444,452	342,562	199,452
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(854,883)	(480,335)	(341,471)
Sales	122,212	327,464	186,949
Calls or maturities	442,465	119,460	71,758
Equity securities available for sale:
Purchases	(217,681)	(207,535)	(90,067)
Sales	228,588	216,565	64,450
Decrease (increase) in receivable from securities	6,709	(1,246)	167
Increase in short-term cash investments	(43,006)	(214,855)	(38,974)
Purchase of fixed assets	(35,015)	(29,389)	(18,095)
Sale of fixed assets	1,418	2,241	563

Net cash used in investing activities	$(349,193)	$(267,630)	$(164,720)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	$—	$—	$123,309
Net payments under credit arrangements	—	(1,000)	(103,039)
Dividends paid to shareholders	(71,817)	(65,173)	(57,430)
Proceeds from stock options exercised	1,331	1,581	1,344
Payments on ESOP loan	(1,000)	(1,000)	(1,000)

Net cash used in financing activities	(71,486)	(65,592)	(36,816)

Net increase (decrease) in cash	23,773	9,340	(2,084)
Cash:
Beginning of the year	13,191	3,851	5,935

End of the year	$36,964	$13,191	$3,851

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company is primarily engaged in the underwriting of private passenger automobile insurance in the state of California. In 2003, 2002 and 2001, over 83% of total net written premiums were from California.

The consolidated financial statements include the accounts of Mercury General Corporation (the Company) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury Indemnity Company of Illinois, Mercury Indemnity Company of Florida (changed in 2003 to Mercury Indemnity Company of America), Mercury Insurance Services, LLC (MISLLC), American Mercury Insurance Company (AMIC), AFI Management Company, Inc. (AFIMC), American Mercury Lloyds Insurance Company (AML) and Mercury County Mutual Insurance Company (MCM). American Mercury MGA, Inc. (AMMGA), is a wholly owned subsidiary of AMIC. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, AFIMC. MCM is not owned by the Company but is controlled through a management contract and therefore its results are included in the financial statements. MCM is discussed further in Note 8 of the Notes to Consolidated Financial Statements. The financial statements also include Concord Insurance Services, Inc., (Concord) a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding AFIMC, AMMGA, MISLLC and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 of the Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The notes payable are carried at their book value which is calculated as the principal less unamortized discount on the senior debt. The terms of the note are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of the purchase price of acquired businesses over the fair value of net assets acquired using the purchase method of accounting. Included in the Company’s balance sheet are goodwill of $7.3 million and other intangible assets of $5.2 million. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. The goodwill and other intangible assets were determined to have an indefinite useful life and in accordance with SFAS No. 142 are not amortized, but tested for impairment annually. The fair value of goodwill and other intangibles are measured annually based upon projected discounted operating cash flows using a market rate of interest to discount the cash flows. No impairment was recorded at December 31, 2003. Prior to January 2002, the Company amortized these assets over their expected useful lives and recorded amortization expense for goodwill and other intangible assets of $1.9 million in 2001.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

Net premiums written during 2003, 2002 and 2001 were $2,268,778,000, $1,865,046,000 and $1,442,886,000, respectively.

One broker produced direct premiums written of approximately 16%, 16% and 17% of the Company’s total direct premiums written during 2003, 2002 and 2001, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

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

Deferred Policy Acquisition Costs

Acquisition costs related to unearned premiums, which consist of commissions, premium taxes and certain other underwriting costs, which vary directly with and are directly related to the production of business, are deferred and amortized to expense ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

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

Depreciation

Buildings and furniture and equipment are stated at cost and depreciated over 30-year and 3-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method.

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

December 31, 2003 and 2002

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

Supplemental Cash Flow Information

Interest paid during 2003, 2002 and 2001, was $3,087,000, $6,435,000 and $4,610,000, respectively. Income taxes paid were $44,697,000 in 2003, $21,154,000 in 2002 and $20,089,000 in 2001.

The tax benefit realized on stock options exercised and included in cash provided from operations in 2003, 2002 and 2001 was $189,000, $389,000 and $587,000, respectively.

In 2003, notes payable with a discounted value of $4,315,000 was canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation (See Note 8 in Notes to Consolidated Financial Statements).

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133 fall principally into three categories: amendments related to SFAS No. 133 implementation issues, amendments clarifying the definition of a derivative instrument, and amendments relating to the definition of expected cash flows contained in FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value in Accounting Measurements”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 does not alter current valuation or disclosures. The implementation of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

(2)    Investments and Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Interest and dividends on fixed maturities	$87,586	$95,124	$95,187
Dividends on equity securities	14,752	15,478	17,080
Interest on short-term cash investments	3,339	2,951	3,295

Total investment income	105,677	113,553	115,562
Investment expense	1,157	470	1,051

Net investment income	$104,520	$113,083	$114,511

A summary of net realized investment gains (losses) is as follows:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$3,198	$(34,550)	$4,561
Equity securities	8,009	(35,862)	1,951

	$11,207	$(70,412)	$6,512

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$4,529	$11,807	$5,558
Gross realized losses	(1,161)	(12,894)	(1,608)

Net	$3,368	$(1,087)	$3,950

Equity securities available for sale:
Gross realized gains	$15,216	$7,622	$5,205
Gross realized losses	(4,128)	(6,561)	(2,760)

Net	$11,088	$1,061	$2,445

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$22,114	$40,858	$(19,324)
Income tax expense (benefit)	7,740	14,300	(6,763)

	$14,374	$26,558	$(12,561)

Equity securities	$43,598	$(2,178)	$(2,055)
Income tax expense (benefit)	15,279	(785)	(720)

	$28,319	$(1,393)	$(1,335)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

Accumulated unrealized gains and losses on securities available for sale is as follows:

	December 31,
	2003	2002
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$96,884	$94,032
Unrealized losses	(7,658)	(26,921)
Tax effect	(31,229)	(23,488)

	$57,997	$43,623

Equity securities available for sale:
Unrealized gains	$43,885	$8,860
Unrealized losses	(2,605)	(11,176)
Tax effect	(14,444)	833

	$26,836	$(1,483)

Net unrealized investment gains (classified as accumulated other comprehensive income on the balance sheet)	$84,833	$42,140

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$258,442	$1,714	$1,464	$258,692
Obligations of states and political subdivisions	1,502,974	90,674	5,250	1,588,398
Corporate securities	82,207	4,162	672	85,697
Redeemable preferred stock	12,460	334	272	12,522

Totals	$1,856,083	$96,884	$7,658	$1,945,309

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$84,644	$1,492	$56	$86,080
Obligations of states and political subdivisions	1,361,852	89,005	7,856	1,443,001
Corporate securities	105,114	3,245	18,555	89,804
Redeemable preferred stock	14,150	290	454	13,986

Totals	$1,565,760	$94,032	$26,921	$1,632,871

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2003.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$1,464	$139,162	$—	$—	$1,464	$139,162
Obligations of states and political subdivisions	2,589	165,636	2,661	27,809	5,250	193,445
Corporate securities	106	19,388	566	4,631	672	24,019
Redeemable Preferred Stock	10	1,248	262	5,780	272	7,028

Subtotal, debt securities	$4,169	$325,434	$3,489	$38,220	$7,658	$363,654
Equity Securities	1,817	63,310	788	26,217	2,605	89,527

Total temporarily impaired securities	$5,986	$388,744	$4,277	$64,437	$10,263	$453,181

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

At December 31, 2003, the Company had a net unrealized gain on all investments of $130.5 million before income taxes which is comprised of gross unrealized gains of $140.8 million offset by gross unrealized losses of $10.3 million. Gross unrealized losses represent 2.2% of amortized cost for those securities in a gross unrealized loss position and 0.4% of total investments at amortized cost. The Company’s investment portfolio includes approximately 300 securities in a gross unrealized loss position. Of this amount, 15 securities account for over 50% of the gross unrealized losses. The most significant gross unrealized losses in this group relate to a $1.1 million gross unrealized loss for a single bond obligation of a major airline which is supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport and to one corporate bond and one municipal bond with unrealized losses of approximately $0.6 million and $0.5 million, respectively, representing market value declines of 11% and 18%, respectively, of amortized cost. All of the bond issuers are current on their interest obligations. The remaining 50% of gross unrealized losses represents a large number of securities whose gross unrealized losses average approximately $18,000 per security and 1.3% of their amortized cost.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

At December 31, 2003, bond holdings rated below investment grade were approximately 2% of total investments. The average Standard and Poor’s rating of the bond portfolio was AA. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$40,716	$40,712
Due after one year through five years	72,693	75,908
Due after five years through ten years	338,299	358,624
Due after ten years	1,404,375	1,470,065

	$1,856,083	$1,945,309

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2003	2002
	(Amounts in thousands)
Land	$12,308	$12,305
Buildings	46,362	30,359
Furniture and equipment	90,292	75,161
Leasehold improvements	1,603	1,283

	105,565	119,108
Less accumulated depreciation	(71,279)	(57,489)

Net fixed assets	$79,286	$61,619

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Balance, beginning of year	$107,485	$83,440	$71,126
Costs deferred during the year	497,888	402,430	313,984
Amortization charged to expense	(473,314)	(378,385)	(301,670)

Balance, end of year	$132,059	$107,485	$83,440

(5)    Notes Payable

The Company had outstanding debt at December 31, 2003 of $124.7 million. Included in the total debt is the proceeds from an August 7, 2001 public debt offering where the Company issued $125 million of senior notes

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

payable under a $300 million shelf registration filed with the SEC in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs approximately 7.44%. At December 31, 2003, the book value of the debt was $124.7 million and the fair market value was $140.4 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap significantly reduced interest expense in 2002 and 2003, but does expose the Company to higher interest expense in future periods, should LIBOR rates increase. The effective annualized interest rate in 2003 was 2.2%. The swap is accounted for as a fair value hedge under SFAS No. 133.

As part of the Mercury County Mutual Insurance Company (“MCM”) transaction, the Company agreed to make annual $1 million payments to Employers Reinsurance Corporation (“ERC”) over 7 years beginning September 30, 2001. At December 31, 2002, the Company was carrying a note payable for $4.2 million, which represented the discounted value of the five remaining annual payments using a 7% rate. In June 2003, the enactment of legislation in Texas triggered a provision in the acquisition agreement with ERC relieving the Company of further obligation to pay ERC additional consideration. Notes payable has been reduced by $4.3 million representing the discounted value of the future annual installments. The Company has also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction. See Note 8 to Notes to Consolidated Financial Statements.

(6)    Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Federal
Current	$49,299	$23,593	$21,377
Deferred	11,606	(29,271)	(2,546)

	$60,905	$(5,678)	$18,831

State
Current	$374	$237	$196
Deferred	201	4	443

	$575	$241	$639

Total
Current	$49,673	$23,830	$21,573
Deferred	11,807	(29,267)	(2,103)

Total	$61,480	$(5,437)	$19,470

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Computed tax expense at 35%	$86,030	$21,234	$43,683
Tax-exempt interest income	(26,967)	(27,656)	(25,694)
Dividends received deduction	(2,734)	(3,065)	(3,054)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	4,322	4,689	4,272
Other, net	829	(639)	263

Income tax expense (benefit)	$61,480	$(5,437)	$19,470

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2003	2002
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$47,670	$39,009
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	16,957	13,734
Write-down of impaired investments	18,281	24,423
Other deferred tax assets	2,247	10,006

Total gross deferred tax assets	85,155	87,172

Deferred tax liabilities
Deferred acquisition costs	(51,433)	(41,662)
Tax liability on net unrealized gain on securities carried at market value	(45,673)	(22,654)
Tax depreciation in excess of book depreciation	(169)	(555)
Accretion on bonds	(57)	(47)
Other deferred tax liabilities	(5,631)	(5,250)

Total gross deferred tax liabilities	(102,963)	(70,168)

Net deferred tax (liabilities) assets	$(17,808)	$17,004

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPA’s, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such portion was allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the management fee expenses amount to approximately $14 million (approximately $7 million tax liability plus $7 million of interest through December 31, 2003). The potential net liability, after federal tax benefit, amounts to approximately $9 million.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The Company continues to believe that its deduction of the expenses related to management services provided to it subsidiaries is meritorious and will continue to defend it vigorously before the SBE and, if necessary, the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter in March 2004.

The SBE decision on the NPA’s for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established a small accrual for the tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 disallowing all Dividend Received Deductions (DRD) taken by the Company for those tax years. The ruling in Ceridian vs. Franchise Tax Board held the statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because it discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB’s position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise taxes. The DRD disallowance could result in approximately $17 million of additional California state franchise taxes plus $8 million of related interest through December 31, 2003. The potential net liability, after federal tax benefit, amounts to approximately $16 million.

Management intends to vigorously challenge these potential tax liabilities on 2001 and future inter-company dividends. However, if the Company’s challenges are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

The Company is closely following the progress of legislation that if enacted would resolve the issues on expense disallowance and eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board for all tax years through December 31, 2003. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the expense disallowance and DRD issues. Because of the uncertainty surrounding these issues, it is difficult to predict the ultimate amount the Company may be required to pay, if anything. Consistent with the proposed legislation and the Company’s expectations of a legislative solution, the Company has established a tax contingency reserve of approximately $3 million, net of federal tax benefits, for all California franchise tax issues including the disallowance of expenses and DRD issues.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Gross reserves for losses and loss adjustment expenses at beginning of year	$679,271	$534,926	$492,220
Less reinsurance recoverable	(14,382)	(18,334)	(28,417)

Net reserves, beginning of year	664,889	516,592	463,803
Incurred losses and loss adjustment expenses related to:
Current year	1,447,986	1,242,060	993,510
Prior years	4,065	26,183	16,929

Total incurred losses and loss adjustment expenses	1,452,051	1,268,243	1,010,439

Loss and loss adjustment expense payments related to:
Current year	892,658	759,165	636,007
Prior years	438,126	360,781	321,643

Total payments	1,330,784	1,119,946	957,650

Net reserves for losses and loss adjustment expenses at end of year	786,156	664,889	516,592
Reinsurance recoverable	11,771	14,382	18,334

Gross reserves, end of year	$797,927	$679,271	$534,926

The increase in the provision for insured events of prior years in 2003 relates largely to an increase in the ultimate liability for physical damage and collision claims over what was originally estimated. For 2002 and 2001, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

(8)    Mercury County Mutual Insurance Company Transaction

The Company conducts business in Texas through Mercury County Mutual Insurance Company (“MCM”), a Texas county mutual insurance company that the Company manages and controls under the authority of a management contract acquired from Employers Reinsurance Corporation (“ERC”) effective September 30, 2000. Under the terms of the acquisition agreement, the Company agreed to pay additional consideration in the aggregate amount of $7 million payable in annual installments of $1 million provided no statutes were enacted that eliminate or substantially reduce the preferential underwriting and rate treatment afforded county mutual insurance companies.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

has been reduced by $4.3 million representing the discounted value of the future annual installments. The Company has also reduced the carrying value of the intangible asset that originated from the acquisition of MCM by $4.3 million. No gain or loss has been recognized from this transaction.

(9)    Dividend Restrictions

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2004, the direct insurance subsidiaries of the Company are permitted to pay approximately $121 million in dividends to the Company without the prior approval of the Commissioner of Insurance of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2003 and 2002, the Insurance Companies paid dividends to Mercury General Corporation of $76.0 million and $75.0 million, respectively.

(10)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2003, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $168,118,000, $14,792,000 and $93,720,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2003 and 2002 was $1,169,427,000 and $1,014,935,000, respectively.

The Company has estimated the Risk-Based Capital Requirements of each of the Insurance Companies as of December 31, 2003 according to the formula issued by the NAIC. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

(11)    Commitments and Contingencies

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2010. Total rent expense under these lease agreements, all of which are operating leases, was $6,150,000, $4,815,000 and $4,428,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2004	$5,688
2005	$5,410
2006	$4,653
2007	$4,337
2008	$2,901
Thereafter	$320

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury has appealed, which has the effect of staying all but the advertising aspects of the court’s injunction. The Company’s appeal is based on the fact that the broker fees are subject to direct—and, if they could be attributed to Mercury, exclusive—regulation by the Insurance Commissioner. The law allows a broker to perform agent functions without giving up broker status. In the past, the Insurance Commissioner never found broker fees were either being improperly charged or attributable to Mercury. However, in February 2004, the Department of Insurance issued a Notice of Non-Compliance (“NNC”) to the California Companies based on this litigation’s outcome. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies are preparing a Notice of Defense in advance of an administrative hearing which will be based on the same grounds forming the Company’s defense in the Robert Krumme case. The impact of this NNC as it relates to this case can not be determined at the present time. However, the Company intends to continue to vigorously defend this case.

In Sheila Leivas, Individually And On Behalf Of All Others Similarly Situated vs. Mercury Insurance Company (Orange County Superior Court), filed July 12, 2002, the Company is defending a suit involving a dispute over premium retained by the Company during a time when the plaintiff was not covered following a voluntary cancellation of the policy and prior to reinstatement of the policy. The plaintiff’s motion seeking to have the case certified as a class action was denied without prejudice. The court also overruled plaintiffs’ Demurrer to Mercury’s cross complaint, thereby allowing Mercury to proceed with its action for the return of premium owed to Mercury if plaintiff’s action proceeds. The Company intends to continue to vigorously defend this case.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether Mercury’s use of certain automated database vendors to help determine the value of total loss claims is proper. In 2003, the court granted Mercury’s motion to stay the action pending compliance with a contractual arbitration provision. After completion of the arbitration which should occur in June 2004, Mercury and its attorneys intend to challenge the pleadings and seek a dismissal.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on demurrer. Plaintiffs were given leave to file amended complaints, which are expected in 2004. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General,” and “Note 6 of Notes to Consolidated Financial Statements.”)

(12)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee profit sharing plan. The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the plan. The annual contribution was $1,500,000, $1,500,000 and $1,300,000 for plan years ended December 31, 2003, 2002 and 2001, respectively.

The Profit Sharing Plan also includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $2,235,000, $2,030,000 and $1,787,000 for the plan years ended December 31, 2003, 2002 and 2001.

For 2003, the Profit Sharing plan includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the plan to purchase $1 million of the Company’s common stock in the open market for allocation to the plan participants. The Company recognized the $1 million as compensation expense in 2003.

Prior to 2003, the Profit Sharing Plan included a leveraged ESOP that covers substantially all employees. The Company made annual contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. Dividends received by the ESOP on unallocated shares were used to pay debt service and the ESOP shares serve as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93-6.

The debt of the leveraged ESOP, which was $0 and $1,000,000 at December 31, 2003 and 2002 respectively, is recorded in the balance sheet as other liabilities. The shares pledged as collateral are reported as unearned ESOP compensation in the shareholders’ equity section of the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the market price of the shares, and reduces unearned ESOP compensation by the original cost of the shares. The difference between the market price and cost of the shares is charged to common stock. As shares are committed to be released from collateral, the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest. ESOP compensation expense was $1,009,000 and $862,000 in 2002 and 2001, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

(13)    Common Stock

Dividends paid per-share in 2003, 2002 and 2001 were $1.32, $1.20 and $1.06, respectively and dividends paid in total in 2003, 2002 and 2001 were $71,817,000, $65,173,000 and $57,430,000, respectively.

The Company adopted a stock option plan in October 1985 (the “1985 Plan”) under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeds the 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2003 no awards other than options have been granted.

As explained in Note 1, the Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands, except per share)
Net income, as reported	$184,321	$66,105	$105,339
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(560)	(485)	(459)

Proforma net income	$183,761	$65,620	$104,880

Earnings per share:
Basic—as reported	$3.39	$1.22	$1.94

Basic—pro forma	$3.38	$1.21	$1.93

Diluted—as reported	$3.38	$1.21	$1.94

Diluted—pro forma	$3.37	$1.21	$1.93

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: dividend yield of 2.8 percent in 2003, 3.2 percent in 2002 and 2.4 percent for 2001, expected volatility of 35.0 percent in 2003, 33.6 percent in 2002 and 34.2 percent in 2001 and expected lives of 6 years for all years. The risk-free interest rates used were 3.2 percent for options granted in 2003, 4.4 percent for options granted during 2002 and 4.9 percent for the options granted during 2001.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002

A summary of the status of the Company’s plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	582,950	$31.118	580,800	$27.739	538,675	$23.104
Granted during the year	32,500	39.856	87,000	41.497	125,500	39.912
Exercised during the year	(62,480)	21.307	(84,850)	18.629	(83,375)	16.118
Canceled or expired	(5,000)	41.335	—	—	—	—

Outstanding at end of year	547,970	32.662	582,950	31.118	580,800	27.739

Options exercisable at year-end	331,090		313,690		328,460
Weighted-average fair value of options granted during the year	$11.40		$11.79		$12.96

The following table summarizes information regarding the stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/03	Weighted Avg. Exercise Price
$15.00 to 15.9375	57,420	1.38	$15.505	57,420	$15.505
$21.75 to 29.77	168,050	4.52	24.336	133,470	24.030
$31.22 to 48.5314	322,500	7.26	40.055	140,200	39.802

$15.00 to 48.5314	547,970	5.80	32.662	331,090	29.230

(14)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2003			2002			2001
	(000’s)	(000’s)		(000’s)	(000’s)		(000’s)	(000’s)
	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$184,321	54,402	$3.39	$66,105	54,314	$1.22	$105,339	54,182	$1.94
Effect of dilutive securities:
Options	—	145		—	188		—	200

Diluted EPS
Income available to common stockholders after assumed conversions	$184,321	54,547	$3.38	$66,105	54,502	$1.21	$105,339	54,382	$1.94

The diluted weighted shares excludes incremental shares of 133,000, 8,000 and 104,000 for 2003, 2002 and 2001, respectively. These shares are excluded due to their antidilutive effect.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Disclosure Controls and Procedures

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

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For this and other information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.    Financial Statements:  The Consolidated Financial Statements for the year ended December 31, 2003 are contained herein as listed in the Index to Consolidated Financial Statements on page 38.

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

10.1(1)	Form of Agency Contract.

10.2(6)	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(10)	The 1995 Equity Participation Plan.

10.13(8)	Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.

10.14(9)	Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and Mercury Casualty Company, effective January 1, 1999.

10.15(9)	Multiple Line Excess of Loss Reinsurance Agreement between Swiss Reinsurance America Corporation and American Mercury Insurance Company, effective January 1, 2000.
10.16(11)

Management agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.17(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.

10.18(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.

10.19(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.

10.20(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.

10.21(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.

10.22(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

21.1	Subsidiaries of the Company.

23.1	Accountants’ Consent.

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by this reference.

(2)	This document was filed as an exhibit to Registrant’s Form 8-K filed on September 14, 1999 and is incorporated herein by this reference.

(3)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

(4)	This document was filed as an exhibit to Registrant’s Form S-3 filed on June 4, 2001 and is incorporated herein by this reference.

(5)	This document was filed as an exhibit to Registrant’s Form 8-K filed on August 6, 2001 and is incorporated herein by this reference.

(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by this reference.

(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by this reference.

(10)	This document was filed as an exhibit to Registrant’s Form S-8 filed on March 8, 1996 and is incorporated herein by this reference.

(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 and is incorporated herein by this reference.

(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and is incorporated herein by this reference.

(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by this reference.

(b)    Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GEORGE JOSEPH
George Joseph Chairman of the Board and Chief Executive Officer

February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2004

/s/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Operating Officer Director	February 24, 2004

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2004

/s/ NATHAN BESSIN Nathan Bessin	Director	February 24, 2004

Bruce A. Bunner	Director	February 24, 2004

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 24, 2004

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 24, 2004

/s/ CHARLES MCCLUNG Charles McClung	Director	February 24, 2004

/s/ DONALD P. NEWELL Donald P. Newell	Director	February 24, 2004

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 24, 2004

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors

Mercury General Corporation:

Under date of February 2, 2004 we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

February 2, 2004

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities available for sale
Bonds:
U.S. Government	$258,442	$258,692	$258,692
States, municipalities	1,502,974	1,588,398	1,588,398
All other corporate bonds	82,207	85,697	85,697
Redeemable preferred stock	12,460	12,522	12,522

Total fixed maturities available for sale	1,856,083	1,945,309	1,945,309

Equity securities:
Common stocks:
Public utilities	63,810	78,447	78,447
Banks, trust and insurance companies	5,841	7,682	7,682
Industrial, miscellaneous and all other	67,852	86,753	86,753
Nonredeemable preferred stocks	85,610	91,511	91,511
Total equity securities available for sale	223,113	264,393	264,393

Short-term investments	329,812		329,812

Total investments	$2,409,008		$2,539,514

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES—(Continued)

December 31, 2002

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
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

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	Amounts in thousands
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,162 in 2003 and $4,642 in 2002)	$2,304	$5,186
Equity securities, available for sale (cost $16,206 in 2003 and $22,120 in 2002)	20,019	21,755
Short-term cash investments	8,499	9,253
Investment in subsidiaries	1,343,385	1,188,422

Total investments	1,374,207	1,224,616

Amounts due from affiliates	139	1,965
Income taxes	6,074	1,041
Other assets	1,465	2,390

Total assets	$1,381,885	$1,230,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$124,714	$128,859
Accounts payable and accrued expenses	1,186	1,366
Other liabilities	482	1,001

Total liabilities	126,382	131,226

Shareholders’ equity:
Common stock	57,453	55,933
Accumulated other comprehensive income	84,833	42,140
Retained earnings	1,113,217	1,000,713

Total shareholders’ equity	1,255,503	1,098,786

Total liabilities and shareholders’ equity	$1,381,885	$1,230,012

See accompanying notes to condensed financial information

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31, 2003

	2003	2002	2001
	Amounts in thousands
Revenues:
Net investment income	$2,097	$2,698	$3,133
Other	876	(8,865)	(273)

Total revenues (expenses)	2,973	(6,167)	2,860

Expenses:
Other operating expenses	2,490	1,945	1,528
Interest	3,056	4,100	7,727

Total expenses	5,546	6,045	9,255

Loss before income taxes and equity in net income of subsidiaries	(2,573)	(12,212)	(6,395)
Income tax benefit	(2,276)	(5,114)	(2,355)

Loss before equity in net income of subsidiaries	(297)	(7,098)	(4,040)
Equity in net income of subsidiaries	184,618	73,203	109,379

Net income	$184,321	$66,105	$105,339

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three Years ended December 31, 2003

	2003	2002	2001
	Amounts in thousands
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,985)	$1,798	$5,922
Cash flows from investing activities:
Capital contribution to controlled entity	(11,500)	(8,000)	(12,000)
Dividends from subsidiaries	76,000	75,000	60,000
Fixed maturities, at market:
Purchases	—	—	(6,087)
Sales	2,860	—	—
Calls or maturities	8	3	23
Equity securities:
Purchases	(3,619)	(144,107)	(3,507)
Sales	8,595	137,414	2,187
Calls	1,450	4,060	802
Decrease (increase) in short term cash investments, net	754	44	(5,811)

Net cash provided by investing activities	74,548	64,414	35,607
Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	—	123,309
Net payments under credit arrangements	—	(1,000)	(103,039)
Dividends paid to shareholders	(71,817)	(65,173)	(57,430)
Stock options exercised	1,331	1,581	1,344
Net decrease of ESOP loan	—	(1,000)	(1,000)

Net cash used in financing activities	(70,486)	(65,592)	(36,816)
Net increase in cash	77	620	4,713
Cash:
Beginning of the year	(59)	(679)	(5,392)

End of the year	$18	$(59)	$(679)

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2003 and 2002

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Dividends Received From Subsidiaries

Dividends of $76,000,000, $75,000,000 and $60,000,000 were received by the Company from its wholly-owned subsidiaries in 2003, 2002 and 2001, respectively, and are recorded as a reduction to Investment in Subsidiaries.

At December 31, 2002, the Company had cash overdrafts of $59,000 which are classified in “other liabilities” in the accompanying condensed balance sheet. At December 31, 2003, the Company did not have any cash overdrafts.

Capitalization of Subsidiaries

In 2002, the Company contributed $8 million to Mercury Insurance Company of Florida. In 2003, an additional $4,000,000 was contributed to Mercury Insurance Company of Florida and $7,500,000 was contributed to Mercury Indemnity Company of America.

Statements of Cash Flow

In 2003, notes payable with a discounted value of $4,315,000 was canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation.

Mercury County Mutual Insurance Company Transaction

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

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31, 2003

	Direct amount	Ceded to other companies	Assumed	Net amount
	Amounts in thousands
Property and Liability insurance earned premiums
2003	$2,151,598	$7,650	$1,099	$2,145,047
2002	$1,748,645	$8,866	$1,748	$1,741,527
2001	$1,374,988	$7,233	$12,806	$1,380,561