Form 10-Q
period 2004-03-31
MERCURY GENERAL CORP
filed 2004-05-04
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

At April 23, 2004, the Registrant had issued and outstanding an aggregate of 54,447,108 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,978,494 in 2004 and $1,856,083 in 2003)	$2,077,509	$1,945,309
Equity securities available for sale (cost $224,058 in 2004 and $223,113 in 2003)	266,742	264,393
Short-term cash investments, at cost, which approximates market	287,549	329,812

Total investments	2,631,800	2,539,514
Cash	51,220	36,964
Receivables:
Premiums receivable	246,452	231,277
Premium notes	23,096	22,620
Accrued investment income	26,840	26,585
Other	21,231	18,612

Total receivables	317,619	299,094
Deferred policy acquisition costs	142,126	132,059
Fixed assets, net	81,274	79,286
Other assets	34,600	32,849

Total assets	$3,258,639	$3,119,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$805,651	$797,927
Unearned premiums	700,708	663,004
Notes payable	124,721	124,714
Loss drafts payable	79,204	79,960
Accounts payable and accrued expenses	100,994	99,389
Current income taxes	24,249	11,441
Deferred income taxes	24,354	17,808
Other liabilities	86,660	70,020

Total liabilities	1,946,541	1,864,263

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value.
Authorized 70,000,000 shares; issued and outstanding 54,447,108 shares in 2004 and 54,424,128 shares in 2003	58,091	57,453
Accumulated other comprehensive income	92,117	84,833
Retained earnings	1,161,890	1,113,217

Total shareholders’ equity	1,312,098	1,255,503

Total liabilities and shareholders’ equity	$3,258,639	$3,119,766

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2004	2003
Revenues:
Earned premiums	$591,937	$500,666
Net investment income	25,728	26,926
Net realized investment gains (losses)	5,674	(759)
Other	1,117	1,241

Total revenues	624,456	528,074

Expenses:
Incurred losses and loss adjustment expenses	371,996	341,546
Policy acquisition costs	132,162	110,289
Other operating expenses	23,300	20,751
Interest	713	717

Total expenses	528,171	473,303

Income before income taxes	96,285	54,771
Income taxes	27,469	12,663

Net income	$68,816	$42,108

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,430,277 in 2004 and 54,378,897 in 2003)	$1.26	$0.77

DILUTED EARNINGS PER SHARE (weighted average shares 54,606,916 as adjusted by 176,639 for the dilutive effect of options in 2004 and 54,489,585 as adjusted by 110,688 for the dilutive effect of options in 2003)	$1.26	$0.77

Dividends declared per share	$0.37	$0.33

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2004	2003
Net income	$68,816	$42,108
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	15,352	13,712
Reclassification adjustment for net (gains) losses included in net income	(4,130)	1,100

Other comprehensive income before tax	11,222	14,812
Income tax expense related to unrealized holding gains arising during period	5,383	4,803
Income tax (benefit) expense related to reclassification adjustment for (gains) losses included in net income	(1,445)	385

Comprehensive income, net of tax	$76,100	$51,732

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2004	2003
Cash flows from operating activities:
Net income	$68,816	$42,108
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	3,910	3,520
Net realized investment (gains) losses	(5,674)	759
Bond amortization (accretion), net	2,212	(779)
Increase in premiums receivable	(15,175)	(14,942)
Increase in premium notes receivable	(476)	(616)
Increase in deferred policy acquisition costs	(10,067)	(7,688)
Increase in unpaid losses and loss adjustment expenses	7,724	18,320
Increase in unearned premiums	37,704	34,277
(Decrease) increase in loss drafts payable	(756)	4,070
Increase in accounts payable and accrued expenses	1,606	939
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	15,436	5,512
Other, net	9,773	15,797

Net cash provided from operating activities	115,033	101,277

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(285,516)	(123,715)
Sales	91,118	2,440
Calls or maturities	75,363	64,248
Equity securities available for sale:
Purchases	(80,399)	(24,620)
Sales	77,393	30,979
Increase in payable for securities	4,439	7,289
Decrease (increase) in short-term cash investments, net	42,263	(29,651)
Purchase of fixed assets	(5,921)	(9,272)
Sale of fixed assets	146	182

Net cash used in investing activities	$(81,114)	$(82,120)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2004	2003
Cash flows from financing activities:
Increase in notes payable	$—	$79
Dividends paid to shareholders	(20,143)	(17,948)
Proceeds from stock options exercised	480	712
Net decrease in ESOP loan	—	(1,000)

Net cash used in financing activities	(19,663)	(18,157)

Net increase in cash	14,256	1,000
Cash:
Beginning of the period	36,964	13,191

End of the period	$51,220	$14,191

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$1,450	$1,598
Income taxes paid during the period	$11,876	$7,054
Tax benefit realized on stock options exercised included in cash provided from operations	$157	$87

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2004 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2. Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2004, the Company did not recognize any write downs of its investments as other than temporary declines. The Company wrote down $1.7 million ($1.1 million after tax) of its investments as other than temporary declines during the first quarter of 2003.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Stock Option Plan Accounting

The Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended March 31,
	2004	2003
	(Amounts in thousands, except per share)
Net income, as reported	$68,816	$42,108
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(127)	(140)

Proforma net income	$68,689	$41,968

Earnings per share:
Basic – as reported	$1.26	$.77

Basic – pro forma	$1.26	$.77

Diluted – as reported	$1.26	$.77

Diluted – pro forma	$1.26	$.77

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 3.2 percent in 2003, expected volatility of 33.6 percent in 2003, and expected lives of 6 years in 2003. The risk-free interest rates used was 4.4 percent for options granted during 2003. No options have been granted in 2004.

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

The Company, as do most property and casualty insurance companies, utilizes measurements which are standard industry-required measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the GAAP financial results and is reconciled to the most directly comparable GAAP measure below in Results of Operations.

Mercury General Corporation and its subsidiaries (collectively, the “Company”) is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 88% of the Company’s $630.3 million of net written premiums in 2004.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001) and New Jersey (2003). During 2004, California accounted for approximately 79% of the Company’s net premiums written compared to approximately 85% for the first quarter of 2003.

In April 2004, the Company commenced writing private passenger automobile insurance in the state of Arizona marking the 10th state where the Company sells automobile insurance.

The Department of Insurance (“DOI”), in each state for which the Company operates, conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. In 2004, the Illinois DOI and the Florida DOI issued reports on their examinations for the periods ended December 31, 2000 and December 31, 2002, respectively. These examinations resulted in no adjustments or material findings. The California DOI, the Georgia DOI and the Florida DOI have commenced financial examinations for the periods ended December 31, 2003.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPAs, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the expenses amount to approximately $14 million (approximately $7 million tax liability plus $7 million of interest through March 31, 2004). The potential net liability, after federal tax benefit, amounts to approximately $9 million.

The Company continues to believe that its deduction of the expenses related to management services provided to its insurance company subsidiaries is meritorious and will continue to defend its position vigorously before the SBE and, if necessary, in the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter sometime after the second quarter of 2004.

The SBE decision on the NPAs for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established a small accrual for the tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 disallowing all Dividend Received Deductions (DRD) taken by the Company for those tax years. The ruling in Ceridian vs. Franchise Tax Board held a statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because it discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB’s position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise taxes. The DRD disallowance could result in approximately $17 million of additional California state franchise taxes plus $8 million of related interest through March 31, 2004. The potential net liability, after federal tax benefit, amounts to approximately $16 million.

The Company intends to vigorously challenge these potential tax liabilities on 2001 and future inter-company dividends. However, if the Company’s challenges are ineffective or the issue is not resolved favorably with the State of California, additional state taxes of approximately 9% (6% after the federal tax benefit of deducting state taxes) could be owed on dividends Mercury General receives from its insurance subsidiaries. While the Company intends to continue paying dividends to its shareholders, an unsatisfactory conclusion to the inter-company dividend issue could affect future dividend policy.

The Company is closely following the progress of legislation that if enacted would resolve the issues on expense disallowance and eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board for all tax years through December 31, 2003. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the expense disallowance and DRD issues. Because of the uncertainty surrounding these issues, it is difficult to predict the ultimate amount the Company may be required to pay, if any. Consistent with the proposed legislation and the Company’s expectations of a legislative solution, the Company has established a tax contingency reserve of approximately $3 million, net of federal tax benefits, for all California franchise tax issues including the disallowance of expenses and DRD issues.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Mercury Insurance Company, Mercury Casualty Company and California Automobile Insurance Company (collectively, the “California Companies”). The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury has appealed, which has the effect of staying all but the advertising aspects of the court’s injunction. The Company’s appeal is based on the fact that the broker fees are subject to direct – and, if they could be attributed to Mercury, exclusive – regulation by the Insurance Commissioner. The law allows a broker to perform agent functions without giving up broker status. In the past, the California Insurance Commissioner never found broker fees were either being improperly charged or attributable to Mercury. The appeal has been fully briefed and the Company is awaiting a court date for oral arguments which is expected no sooner than June 2004.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the outcome of the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds forming the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a decision is reached in the Robert Krumme case. The impact of this NNC can not be determined at the present time. However, the Company intends to continue to vigorously defend this case.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court), initially filed April 20, 2001, involves a dispute over insurance rates/premiums charged to the plaintiff and the legality of persistency discounts. The action was dismissed when Mercury’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there is a factual issue as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The Company believes that the conclusion reached by the Appellate Court lacks merit, that the case was properly decided as an issue of law by the Superior Court, and has requested the California Supreme Court to hear this case rather than return it to the Superior Court for trial. The Company intends to vigorously defend this case.

Critical Accounting Policies

The preparation of the Company’s financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting

and Reporting by Insurance Enterprises” (“SFAS No. 60”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the period between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At March 31, 2004, the Company recorded $805.7 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits incidental to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the consolidated operations or financial position.

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Premiums earned in the first quarter of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written in the first quarter of 2004 increased 17% from the corresponding period in 2003. Net premiums written on the California automobile lines of business were $462.0 million in the first quarter of 2004, an increase of approximately 10% over the same period in 2003. Net premiums written by the non-California operations were $130.2 million in the first quarter, an increase of 52% over the same period in 2003. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken during 2003.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003
Net premiums written	$630,283	$538,750
Increase in unearned premiums	38,346	38,084

Earned premiums	$591,937	$500,666

The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 62.8% in 2004 and 68.2% in 2003. The lower loss ratio in the quarter, as compared to the first quarter of 2003, is largely attributable to rate increases taken during 2003 and positive development of approximately $15 million on the 2003 and prior period accident year loss reserves.

The expense ratio (GAAP basis) (policy acquisition costs and other expenses related to premiums earned) in the first quarter of 2004 was 26.3% compared to 26.2% in the corresponding period of 2003. Total expenses increased at essentially the same rate as premium volume.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 89.1% in the first quarter of 2004 compared with 94.4% in 2003, which indicates that the Company’s underwriting performance contributed $64.5 million to the Company’s income before income taxes of $96.3 million during 2004 versus contributing $28.1 million to the Company’s income before income tax of $54.8 million in 2003.

Investment income for the first quarter 2004 was $25.7 million, compared with $26.9 million in the first quarter of 2003. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.66% in the first quarter of 2004 compared to 4.33% in the corresponding period of 2003 on average invested assets of $2,507.4 million and $2,208.2 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $0.7 million for the first quarter of 2004 compared to $0.7 million for the first quarter of 2003.

The income tax provision in the first quarter of 2004 of $27.5 million represented an effective tax rate of 29%, compared with an effective rate of 23% in the corresponding period of 2003. The higher rate in 2004 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35%, in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the first quarter 2004 of $68.8 million, or $1.26 per share (diluted), compares with $42.1 million, or $0.77 per share (diluted), in the corresponding period of 2003. Basic net income per share was $1.26 in 2004 and $0.77 in 2003.

Liquidity and Capital Resources

Net cash provided from operating activities in 2004 was $115.0 million, an increase of $13.8 million over the same period in 2003. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in losses and loss adjustment expense paid in 2004. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $166.5 million, was reinvested by the Company generally in higher-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $338.8 million at March 31, 2004. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,490.1 million at March 31, 2004 by $141.7 million. That net unrealized gain of $141.7 million, reflected in shareholders’ equity, net of applicable tax effects, was $92.1 million at March 31, 2004, compared with a net unrealized gain of $130.5 million or $84.8 million, net of applicable tax effects, at December 31, 2003. The increase in unrealized gains is largely due to an increase in the market value of bond holdings resulting from the current interest rate environment and the partial recovery in value of previously written down equity securities.

At March 31, 2004, the average rating of the $2,066.3 million bond portfolio at market (amortized cost $1,967.4 million) was AA, the same average rating at December 31, 2003. Bond holdings are broadly diversified geographically, within the tax-exempt sector. California state bonds represent 4.4% of the total bond portfolio and carry a net unrealized gain of $2.8 million at March 31, 2004. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2004, bond holdings rated below investment grade totaled $51.6 million at market (cost $52.0 million) representing approximately 2% of total investments. This compares to approximately $52.8 million at market (cost $53.3 million) representing 2% of total investments at December 31, 2003.

The following table sets forth the composition of the investment portfolio of the Company as of March 31, 2004:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$317,525	$319,807
Municipal bonds	1,540,119	1,630,133
Corporate bonds	109,779	116,342
Redeemable preferred stock	11,071	11,227

	$1,978,494	$2,077,509

Equity securities:
Common Stock:
Public utilities	$77,324	$94,422
Banks, trusts and insurance companies	12,853	17,219
Industrial and other	67,500	81,670
Non-redeemable preferred stock	66,381	73,431

	$224,058	$266,742

The Company writes covered call options through listed exchanges and over the counter with the intent of generating additional income or return on capital. The total underlying investment under the covered call program in the first quarter of 2004 was approximately $35 million. The Company as a writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The Board of Directors has authorized the Company’s management to commence selling put options in 2004 and to increase its option writing program up to $40 million.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statement of Income. The Company’s methodology of assessing other than temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company did not recognize any write-down of its investments as other than temporary declines during the first quarter of 2004.

During the first quarter of 2004, the Company recognized approximately $5.7 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $6.9 million offset by realized losses of $1.2 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $47.0 million. Approximately $0.8 million of the $1.2 million total realized loss relates to securities held as of December 2003 with no loss on any one individual security exceeding $0.1 million.

At March 31, 2004, the Company had a net unrealized gain on all investments of $141.7 million before income taxes which is comprised of gross unrealized gains of $152.0 million offset by unrealized losses of $10.3 million. Unrealized losses represent 0.5% of total investments at amortized cost. Of these unrealized losses, approximately $6.4 million relate to fixed maturity investments and the remaining $3.9 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$980	$97,565	$139	$3,146	$1,119	$100,711
Obligations of states and political subdivisions	1,822	180,872	2,151	22,259	3,973	203,131
Corporate securities	195	30,658	855	4,338	1,050	34,996
Redeemable Preferred Stock	9	1,262	220	4,935	229	6,197

Subtotal, debt securities	$3,006	$310,357	$3,365	$34,678	$6,371	$345,035
Equity Securities	2,577	89,830	1,315	19,178	3,892	109,008

Total temporarily impaired securities	$5,583	$400,187	$4,680	$53,856	$10,263	$454,043

Approximately $9.0 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and one equity security with unrealized losses of approximately $0.9 million and $0.7 million, respectively, representing market value declines of 16% and 10% of amortized cost. The remaining $1.3 million represents unrealized losses that exceed 20% of amortized costs which includes two bond obligations and eight equity securities. Of these securities, the most significant relates to a single, non-investment grade bond obligation of a major airline with a gross unrealized loss of $0.8 million. This bond is supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airline. The airline is current on their interest obligations for these bonds and the bond has shown some recovery over the recent six months. The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $10.3 million at March 31, 2004 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of March 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
(Amounts in thousands)
Fixed maturities available for sale:

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$3,476	$2,613

The Company has no material direct investments in real estate. The Company intends to fund the expansion into Arizona and any future personal automobile markets and related capital requirements through the use of internally generated funds.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1,204.2 million at March 31, 2004 and net written premiums for the twelve months ended on that date of $2,360.3 million, the ratio of writings to surplus was approximately 2.0 to 1.

The Company’s book value per share at March 31, 2004 was $24.10 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Mercury Insurance Company, Mercury Casualty Company and California Automobile Insurance Company (collectively, the “California Companies”). The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury has appealed, which has the effect of staying all but the advertising aspects of the court’s injunction. The Company’s appeal is based on the fact that the broker fees are subject to direct – and, if they could be attributed to Mercury, exclusive – regulation by the California Insurance Commissioner. The law allows a broker to perform agent functions without giving up broker status. In the past, the Insurance Commissioner never found broker fees were either being improperly charged or attributable to Mercury. The appeal has been fully briefed and the Company is awaiting a court date for oral arguments which is expected no sooner than June 2004.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the outcome of the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds forming the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a decision is reached in the Robert Krumme case. The impact of this NNC can not be determined at the present time. However, the Company intends to continue to vigorously defend this case.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court) involves a dispute over insurance rates/premiums charged to the plaintiff and the legality of persistency discounts. The action was dismissed when Mercury’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there is a factual issue as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The Company believes that the conclusion reached by the Appellate Court lacks merit, that the case was properly decided as an issue of law by the Superior Court, and has requested the California Supreme Court to hear this case rather than return it to the Superior Court for trial. The Company intends to vigorously defend this case.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January	—	—	—	—
February	19,835	$50.23	—	$200,000,000
March	—	—	—	—
Total	19,835	$50.23	—	$200,000,000

During the first quarter of 2004, the Mercury General Corporation Profit Sharing Plan acquired 19,835 shares of the Company’s common stock in open market transactions. These shares were contributed to the Company’s employee stock ownership plan as authorized by the Board of Directors. The purchase of this stock was not made pursuant to the Company’s stock repurchase program whereby the Company may purchase over a one-year period up to $200 million of Mercury General common stock. Initially announced and approved in 1998, the Company’s stock repurchase program is re-approved annually by the Board of Directors and will expire in July, 2004, unless extended by the Board of Directors. The last purchase of common stock by the Company under its stock repurchase program was made in 2000.

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

MERCURY GENERAL CORPORATION

Date: May 3, 2004	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: May 3, 2004	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer