Form 10-Q
period 2004-06-30
MERCURY GENERAL CORP
filed 2004-08-03
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

At July 28, 2004, the Registrant had issued and outstanding an aggregate of 54,482,103 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	June 30, 2004	December 31, 2003
		(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,118,544 in 2004 and $1,856,083 in 2003)	$2,164,629	$1,945,309
Equity securities available for sale (cost $209,805 in 2004 and $223,113 in 2003)	232,227	264,393
Short-term cash investments, at cost, which approximates market	302,534	329,812

Total investments	2,699,390	2,539,514
Cash	41,526	36,964
Receivables:
Premiums receivable	257,492	231,277
Premium notes	24,880	22,620
Accrued investment income	28,742	26,585
Other	20,837	18,612

Total receivables	331,951	299,094
Deferred policy acquisition costs	146,436	132,059
Fixed assets, net	83,550	79,286
Other assets	35,887	32,849

Total assets	$3,338,740	$3,119,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$837,145	$797,927
Unearned premiums	727,414	663,004
Notes payable	124,729	124,714
Loss drafts payable	81,404	79,960
Accounts payable and accrued expenses	116,050	99,389
Current income taxes	26,435	11,441
Deferred income taxes	3,042	17,808
Other liabilities	99,117	70,020

Total liabilities	2,015,336	1,864,263

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,482,103 shares in 2004 and 54,424,128 shares in 2003	58,991	57,453
Accumulated other comprehensive income	44,546	84,833
Retained earnings	1,219,867	1,113,217

Total shareholders’ equity	1,323,404	1,255,503

Total liabilities and shareholders’ equity	$3,338,740	$3,119,766

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2004	2003
Revenues:
Earned premiums	$620,432	$525,072
Net investment income	26,212	26,718
Net realized investment gains (losses)	12,117	(173)
Other	965	1,331

Total revenues	659,726	552,948

Expenses:
Incurred losses and loss adjustment expenses	380,526	357,565
Policy acquisition costs	141,280	115,585
Other operating expenses	26,039	21,785
Interest	830	953

Total expenses	548,675	495,888

Income before income taxes	111,051	57,060

Income taxes	32,917	13,688

Net income	$78,134	$43,372

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,459,227 in 2004 and 54,403,161 in 2003)	$1.43	$0.80

DILUTED EARNINGS PER SHARE (weighted average shares 54,628,318 as adjusted by 169,091 for the dilutive effect of options in 2004 and 54,547,221 as adjusted by 144,060 for the dilutive effect of options in 2003)	$1.43	$0.80

Dividends declared per share	$0.37	$0.33

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2004	2003
Revenues:
Earned premiums	$1,212,369	$1,025,738
Net investment income	51,940	53,644
Net realized investment gains (losses)	17,791	(932)
Other	2,082	2,572

Total revenues	1,284,182	1,081,022

Expenses:
Incurred losses and loss adjustment expenses	752,522	699,111
Policy acquisition costs	273,443	225,874
Other operating expenses	49,338	42,536
Interest	1,543	1,670

Total expenses	1,076,846	969,191

Income before income taxes	207,336	111,831

Income tax expense	60,386	26,351

Net income	$146,950	$85,480

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,444,752 in 2004 and 54,391,096 in 2003)	$2.70	$1.57

DILUTED EARNINGS PER SHARE (weighted average shares 54,615,514 as adjusted by 170,762 for the dilutive effect of options in 2004 and 54,518,470 as adjusted by 127,374 for the dilutive effect of options in 2003)	$2.69	$1.57

Dividends declared per share	$0.74	$0.66

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2004	2003
Net income	$78,134	$43,372

Other comprehensive (losses) income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(62,309)	55,857
Reclassification adjustment for net (gains) losses included in net income	(10,883)	893

Other comprehensive income before tax	(73,192)	56,750

Income tax (benefit) expense related to unrealized holding (losses) gains arising during period	(21,811)	19,579
Income tax (benefit) expense related to reclassification adjustment for (gains) losses included in net income	(3,810)	313

Comprehensive income, net of tax	$30,563	$80,230

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2004	2003
Net income	$146,950	$85,480

Other comprehensive (losses) income, before income taxes:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(46,956)	69,569
Reclassification adjustment for net (gains) losses included in net income	(15,013)	1,993

Other comprehensive income before income taxes	(61,969)	71,562

Income tax (benefit) expense related to unrealized holding (losses) gains arising during period	(16,427)	24,382
Income tax (benefit) expense related to reclassification adjustment for (gains) losses included in net income	(5,255)	698

Comprehensive income, net of tax	$106,663	$131,962

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2004	2003
Cash flows from operating activities:
Net income	$146,950	$85,480
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,835	7,568
Net realized investment (gains) losses	(17,791)	932
Bond amortization (accretion), net	4,759	(406)
Increase in premiums receivable	(26,215)	(21,460)
Increase in premium notes receivable	(2,260)	(1,903)
Increase in deferred policy acquisition costs	(14,377)	(12,205)
Increase in unpaid losses and loss adjustment expenses	39,218	42,070
Increase in unearned premiums	64,410	57,036
Increase in loss drafts payable	1,444	7,374
Increase in accounts payable and accrued expenses	16,661	15,382
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	21,927	10,125
Other, net	4,391	11,294

Net cash provided from operating activities	246,952	201,287

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(610,445)	(370,584)
Sales	180,801	35,576
Calls or maturities	162,394	159,404
Equity securities available for sale:
Purchases	(122,306)	(87,666)
Sales	153,482	77,778
Increase in payable for securities	17,538	6,886
Decrease in short-term cash investments, net	27,278	35,620
Purchase of fixed assets	(12,663)	(18,466)
Sale of fixed assets	669	1,150

Net cash used in investing activities	$(203,252)	$(160,302)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2004	2003
Cash flows from financing activities:
Dividends paid to shareholders	$(40,300)	$(35,903)
Proceeds from stock options exercised	1,162	956
Net decrease in ESOP loan	—	(1,000)

Net cash used in financing activities	(39,138)	(35,947)

Net increase in cash	4,562	5,038

Cash:
Beginning of the period	36,964	13,191

End of the period	$41,526	$18,229

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$1,450	$1,630
Income taxes paid during the period	$38,079	$16,122
Tax benefit realized on stock options exercised included in cash provided from operations	$376	$125
Reduction in Notes Payable	$—	$4,315

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

The financial data of Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2004 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2. Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first six months of 2004, the Company recognized $0.6 million ($0.4 million after tax) in write downs of its investments as other-than-temporary declines. The Company wrote down $8.5 million ($5.5 million after tax) of its investments as other-than-temporary declines during the first six months of 2003.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Stock Option Plan Accounting

The Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share)
Net income, as reported	$78,134	$43,372	$146,950	$85,480
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	134	139	261	279

Proforma net income	$78,000	$43,233	$146,689	$85,201

Earnings per share:
Basic - as reported	$1.43	$.80	$2.70	$1.57

Basic - pro forma	$1.43	$.80	$2.69	$1.57

Diluted - as reported	$1.43	$.80	$2.69	$1.57

Diluted - pro forma	$1.43	$.79	$2.69	$1.56

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2004 and 2003: dividend yield of 3.0 percent in 2004 and 2.9 percent in 2003, expected volatility of 30.1 percent in 2004 and 34.3 percent in 2003 and expected lives of 6 years in 2004 and 2003. The risk-free interest rates used were 4.0 percent for options granted during 2004 and 3.3 percent for the options granted in 2003.

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

Mercury General Corporation and its subsidiaries (collectively, the “Company”), as do most property and casualty insurance companies, utilizes measurements which are standard industry-required measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the GAAP financial results and is reconciled to the most directly comparable GAAP measure, earned premiums, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 87% of the Company’s $1,278.7 million of net written premiums in the first six months of 2004.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001) and New Jersey (2003). In 2004, the Company began to write private passenger automobile insurance in Arizona (April 2004) and Pennsylvania (June 2004), marking the tenth and eleventh states where the Company writes automobile insurance. In the first six months of 2004, net premiums written in California accounted for approximately 78% of the Company’s net premiums written compared to approximately 84% for the first six months of 2003.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within their respective state. The California DOI, the Georgia DOI and the Florida DOI have commenced financial examinations for the periods ended December 31, 2003.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessment (“NPAs”) issued against the Company for tax years 1993 through 1996. In the NPAs, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The total tax liability and interest on the expenses amount to approximately $14 million (approximately $7 million tax liability plus $7 million of interest through June 30, 2004). The potential net liability, after federal tax benefit, amounts to approximately $9 million.

The Company continues to believe that its deduction of the expenses related to management services provided to its insurance company subsidiaries is meritorious and will continue to defend its position vigorously before the SBE and, if necessary, in the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter sometime later in 2004.

The SBE decision on the NPAs for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company has decided not to continue to challenge this issue and has established a small accrual for the tax liability and related interest.

As a result of the court ruling in Ceridian vs. Franchise Tax Board, the FTB has issued NPAs for tax years 1997 through 2000 disallowing all Dividend Received Deductions (“DRD”) taken by the Company for those tax years. The ruling in Ceridian vs. Franchise Tax Board held a statute permitting the tax deductibility of dividends received from wholly-owned insurance subsidiaries unconstitutional because the statute discriminated against out-of-state holding companies. The FTB interpretation of the ruling concludes that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB’s position in the NPAs is that all dividends received by the Company from its insurance company subsidiaries are subject to California franchise taxes. The DRD disallowance could result in approximately $17 million of additional California state franchise taxes plus $9 million of related interest through June 30, 2004. The potential net liability, after federal tax benefit, amounts to approximately $17 million.

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

The Company is closely following the progress of legislation that if enacted would eliminate the uncertainty created by the court ruling in Ceridian vs. Franchise Tax Board for all tax years after December 31, 1996. Without a legislative solution, years of future litigation may be required to determine the ultimate outcome of the expense disallowance and DRD issues. Because of the uncertainty surrounding these issues, it is difficult to predict the ultimate amount the Company may be required to pay, if any. Consistent with the proposed legislation and the Company’s expectations of a legislative solution, the Company has established a tax contingency reserve of approximately $3 million, net of federal tax benefits, for all California franchise tax issues including the disallowance of expenses and DRD issues.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company establishes reserves for lawsuits when the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the March 31, 2004 Quarterly Report on Form 10-Q.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court) involves a dispute over insurance rates/premiums charged to plaintiff and the legality of persistency discounts. The action was dismissed when Mercury’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there are factual issues as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The California Supreme Court declined to grant review. The Company believes that the conclusion reached by the Appellate Court lacks merit and that the case was properly decided as an issue of law by the Superior Court. The Company intends to vigorously defend this case and will now provide factual evidence in the Superior Court that the discount was properly approved and is being applied as approved.

In June 2004, the Company reached an out-of-court settlement with the plaintiff in Sheila Levias, Individually and On Behalf of All Others Similarly Situatedvs. Mercury Insurance Company (Orange County Superior Court) involving a dispute following a voluntary cancellation of the plaintiff’s policy. The settlement was for an amount that was immaterial.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At June 30, 2004, the Company recorded $837.1 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits incidental to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the Company’s consolidated operations or financial position.

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain, and the timing of, the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Premiums earned in the second quarter of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written in the second quarter of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written on the California automobile lines of business were $451.0 million in the second quarter of 2004, an increase of approximately 7% over the same period in 2003. Net premiums written by the non-California operations were $149.8 million in the second quarter, an increase of 68% over the same period in 2003. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken during 2003.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended June 30, 2004 and 2003, respectively:

	Quarter Ended June 30,
	2004	2003
Net premiums written	$648,449	$548,451
Increase in unearned premiums	28,017	23,379

Earned premiums	$620,432	$525,072

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) in the second quarter was 61.3% in 2004 and 68.1% in 2003. The lower loss ratio in the quarter, as compared to the second quarter of 2003, is largely attributable to rate increases taken during 2003, favorable loss cost trends and positive development on prior accident year loss reserves.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the second quarter of 2004 was 27.0% compared to 26.2% in the corresponding period of 2003. The increase in the expense ratio is primarily due to an increase in advertising expense and higher profitability related bonus accruals.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 88.3% in the second quarter of 2004 compared with 94.3% in 2003, which indicates that the Company’s underwriting performance contributed $72.6 million to the Company’s income before income taxes of $111.1 million during the three month period of 2004 versus contributing $30.1 million to the Company’s income before income taxes of $57.1 million for the corresponding period in 2003.

Investment income for the second quarter 2004 was $26.2 million, compared with $26.7 million in the second quarter of 2003. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.6% in the second quarter of 2004 compared to 4.2% in the corresponding period of 2003 on average invested assets of $2,587.9 million and $2,263.6 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $0.8 million for the second quarter of 2004 compared to $1.0 million for the second quarter of 2003.

The income tax provision in the second quarter of 2004 of $32.9 million represented an effective tax rate of approximately 30% compared with an effective rate of 24% in the corresponding period of 2003. The higher rate in 2004 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35%, in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the second quarter 2004 of $78.1 million, or $1.43 per share (diluted), compares with $43.4 million, or $0.80 per share (diluted), in the corresponding period of 2003. Basic net income per share was $1.43 in 2004 and $0.80 in 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Premiums earned in the first six months of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written in the first six months of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written on the California automobile lines of business were $913.0 million in the first six months of 2004, an increase of approximately 8% over the same period in 2003. Net premiums written by the non-California operations were $279.9 million in the first six months of 2004, an increase of approximately 60% over the same period in 2003. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken during 2003.

The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the six months ended, June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,
	2004	2003
Net premiums written	$1,278,732	1,087,201
Increase in unearned premiums	66,363	61,463

Earned premiums	$1,212,369	1,025,738

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) in the first six months was 62.1% in 2004 and 68.1% in 2003. The lower loss ratio in 2004, as compared to the first six months of 2003, is largely attributable to rate increases taken during 2003, favorable loss cost trends and positive development on prior accident year loss reserves.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the first six months of 2004 was 26.6% compared to 26.2% in the corresponding period of 2003. The increase in the expense ratio is primarily due to an increase in advertising expense and higher profitability related bonus accruals.

The combined ratio of losses and expenses (GAAP basis) was 88.7% in the first six months of 2004 compared with 94.3% in 2003 which indicates that the Company’s underwriting performance contributed $137.1 million to the Company’s income before income taxes of $207.3 million during the six month period of 2004 versus contributing $58.2 million of the Company’s income before income taxes of $111.8 million for the corresponding period in 2003.

Investment income for the first six months of 2004 was $51.9 million, compared with $53.6 million in the corresponding period of 2003. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.6% in the first six months of 2004 compared to 4.3% in the corresponding period of 2003 on average invested assets of $2,550.4 million and $2,239.1 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $1.5 million for the first six months of 2004 compared to $1.7 million for the first six months of 2003.

The income tax provision for the first six months of 2004 of $60.4 million represented an effective tax rate of approximately 29% compared with an effective tax rate of approximately 24% for the same period in 2003. The higher rate in 2003 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the first six months of 2004 of $147.0 million, or $2.69 per share (diluted), compares with $85.5 million, or $1.57 per share (diluted), in the corresponding period of 2003. Basic net income per share was $2.70 in 2004 and $1.57 in 2003.

Liquidity and Capital Resources

Net cash provided from operating activities in 2004 was $247.0 million, an increase of $45.7 million over the same period in 2003. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates, partially offset by an increase in losses and loss adjustment expense paid in 2004. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, for the purchase and development of information technology and for the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $343.2 million, was reinvested by the Company generally in fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $344.1 million at June 30, 2004. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the

Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the issuance and sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,630.9 million at June 30, 2004 by $68.5 million. That net unrealized gain of $68.5 million, reflected in shareholders’ equity, net of applicable tax effects, was $44.5 million at June 30, 2004, compared with a net unrealized gain of $130.5 million or $84.8 million, net of applicable tax effects, at December 31, 2003. The decrease in unrealized gains is largely due to a decrease in the market value of bond holdings resulting from rising market interest rates occurring during the period.

At June 30, 2004, the average rating of the $2,154.0 million bond portfolio at market (amortized cost $2,108.0 million) was AA, the same average rating at December 31, 2003. Bond holdings are broadly diversified geographically, within the tax-exempt sector. California state bonds represent 4.7% of the total bond portfolio and carry a net unrealized gain of $1.4 million at June 30, 2004. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2004, bond holdings rated below investment grade totaled $65.1 million at market (cost $66.7 million) representing approximately 2% of total investments. This compares to approximately $52.8 million at market (cost $53.3 million) representing 2% of total investments at December 31, 2003.

The following table sets forth the composition of the investment portfolio of the Company as of June 30, 2004:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$396,913	$395,599
Municipal bonds	1,597,514	1,643,651
Corporate bonds	113,624	114,790
Redeemable preferred stock	10,493	10,589

	$2,118,544	$2,164,629

Equity securities:
Common Stock:
Public utilities	$74,925	$92,127
Banks, trusts and insurance companies	13,475	15,770
Industrial and other	61,733	63,770
Non-redeemable preferred stock	59,672	60,560

	$209,805	$232,227

The Company writes covered call options through listed exchanges and over-the-counter with the intent of generating additional income or return on capital. The total underlying investment under the covered call program in the second quarter of 2004 was approximately $35 million. The Company as a writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The Board of Directors has authorized the Company’s management to commence selling put options in 2004 and to increase its option writing program up to $40 million.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary it is written off as a realized loss through the Consolidated Statement of Income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $0.6 million in a write-down of an investment as other-than-temporary declines during the second quarter of 2004.

During 2004, the Company recognized approximately $17.8 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $21.3 million offset by realized losses of $3.5 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $98.5 million. Approximately $2.0 million of the $3.5 million total realized loss relates to securities held as of December 2003 with no loss on any one individual security exceeding $0.4 million.

At June 30, 2004, the Company had a net unrealized gain on all investments of $68.5 million before income taxes which is comprised of gross unrealized gains of $92.1 million offset by gross unrealized losses of $23.6 million. Gross unrealized losses represent 0.9% of total investments at amortized cost. Of these gross unrealized losses, approximately $18.1 million relate to fixed maturity investments and the remaining $5.5 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$4,133	$251,281	$96	$3,307	$4,229	$254,588
Obligations of states and political subdivisions	7,510	401,791	4,465	58,020	11,975	459,811
Corporate securities	856	63,269	725	4,463	1,581	67,732
Redeemable Preferred Stock	16	1,076	258	4,897	274	5,973

Subtotal, debt securities	$12,515	$717,417	$5,544	$70,687	$18,059	$788,104
Equity Securities	4,083	135,571	1,420	7,833	5,503	143,404

Total temporarily impaired securities	$16,598	$852,988	$6,964	$78,520	$23,562	$931,508

Approximately $21.4 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and one equity security with unrealized losses of approximately $0.7 million and $0.6 million, respectively, representing market value declines of 14% and 17% of amortized cost. The remaining $2.2 million of unrealized losses represents unrealized losses that exceed 20% of amortized costs, and includes four bond obligations and ten equity securities. Of these securities, the most significant relates to a single municipal, non-investment grade bond obligation of a major airline with a gross unrealized loss of $0.9 million. This bond is supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airline. The airline is current on their interest obligations for these bonds and the bond has shown some recovery over the recent six months. The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $23.6 million at June 30, 2004 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of June 30, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated Amortized Cost	Market Value
(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$4,657	$3,476

The Company has no material direct investments in real estate. The Company intends to fund the expansion into Pennsylvania and any future personal automobile markets and related capital requirements through the use of internally generated funds.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.25 billion at June 30, 2004 and net written premiums for the twelve months ended on that date of $2.5 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at June 30, 2004 was $24.29 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The duration of the Company’s bond portfolio was 3.5 years at June 30, 2004 compared with 3.8 years at December 31, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company establishes reserves for lawsuits when the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the March 31, 2004 Quarterly Report on Form 10-Q.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court) involves a dispute over insurance rates/premiums charged to plaintiff and the legality of persistency discounts. The action was dismissed when Mercury’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there are factual issues as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The California Supreme Court declined to grant review. The Company believes that the conclusion reached by the Appellate Court lacks merit and that the case was properly decided as an issue of law by the Superior Court. The Company intends to vigorously defend this case and will now provide factual evidence in the Superior Court that the discount was properly approved and is being applied as approved.

In June 2004, the Company reached an out-of-court settlement with the plaintiff in Sheila Levias, Individually and On Behalf of All Others Similarly Situatedvs. Mercury Insurance Company (Orange County Superior Court) involving a dispute following a voluntary cancellation of the plaintiff’s policy. The settlement was for an amount that was immaterial.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Shareholders on May 12, 2004. The only matter voted upon at the meeting was the election of all nine directors. The votes cast with respect to the election of directors were as follows:

Nominee	Number of shares voted FOR	Number of shares Withheld
Nathan Bessin	42,880,864	880,508
Bruce A. Bunner	43,510,496	250,876
Michael D. Curtius	43,370,165	391,207
Richard E. Grayson	43,495,587	265,785
George Joseph	43,499,943	261,429
Charles E. McClung	43,478,594	282,778
Donald P. Newell	43,511,796	249,576
Donald R. Spuehler	43,509,636	251,736
Gabriel Tirador	43,497,304	264,068

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

15.1	Letter regarding unaudited interim financial information

23.1	Independent Accountant’s Consent

31.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 2, 2004	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: August 2, 2004	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer