Form 10-Q
period 2004-09-30
MERCURY GENERAL CORP
filed 2004-11-05
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Quarter Ended September 30, 2004

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

At October 25, 2004, the Registrant had issued and outstanding an aggregate of 54,495,943 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,162,186 in 2004 and $1,856,083 in 2003)	$2,244,444	$1,945,309
Equity securities available for sale (cost $212,373 in 2004 and $223,113 in 2003)	249,691	264,393
Short-term cash investments, at cost, which approximates market	392,217	329,812

Total investments	2,886,352	2,539,514
Cash	31,929	36,964
Receivables:
Premiums receivable	280,349	231,277
Premium notes	24,645	22,620
Accrued investment income	27,019	26,585
Other	24,267	18,612

Total receivables	356,280	299,094
Deferred policy acquisition costs	156,487	132,059
Fixed assets, net	85,475	79,286
Other assets	36,756	32,849

Total assets	$3,553,279	$3,119,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$879,760	$797,927
Unearned premiums	771,759	663,004
Notes payable	124,736	124,714
Loss drafts payable	90,223	79,960
Accounts payable and accrued expenses	143,169	99,389
Current income taxes	13,857	11,441
Deferred income taxes	19,025	17,808
Other liabilities	108,678	70,020

Total liabilities	2,151,207	1,864,263

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,495,943 shares in 2004 and 54,424,128 shares in 2003	59,502	57,453
Accumulated other comprehensive income	77,736	84,833
Retained earnings	1,264,834	1,113,217

Total shareholders’ equity	1,402,072	1,255,503

Total liabilities and shareholders’ equity	$3,553,279	$3,119,766

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2004	2003
Revenues:
Earned premiums	$648,165	$546,638
Net investment income	28,410	24,528
Net realized investment gains	861	6,266
Other	1,368	1,111

Total revenues	678,804	578,543

Expenses:
Incurred losses and loss adjustment expenses	416,159	367,610
Policy acquisition costs	143,404	118,991
Other operating expenses	29,177	23,727
Interest	1,189	552

Total expenses	589,929	510,880

Income before income taxes	88,875	67,663
Income tax expense	23,746	18,048

Net income	$65,129	$49,615

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,487,142 in 2004 and 54,409,494 in 2003)	$1.20	$0.91

DILUTED EARNINGS PER SHARE (weighted average shares 54,638,826 as adjusted by 151,684 for the dilutive effect of options in 2004 and 54,564,101 as adjusted by 154,607 for the dilutive effect of options in 2003)	$1.19	$0.91

Dividends declared per share	$0.37	$0.33

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2004	2003
Revenues:
Earned premiums	$1,860,534	$1,572,376
Net investment income	80,350	78,172
Net realized investment gains	18,652	5,334
Other	3,450	3,683

Total revenues	1,962,986	1,659,565

Expenses:
Incurred losses and loss adjustment expenses	1,168,681	1,066,721
Policy acquisition costs	416,847	344,865
Other operating expenses	78,515	66,263
Interest	2,732	2,222

Total expenses	1,666,775	1,480,071

Income before income taxes	296,211	179,494
Income tax expense	84,132	44,399

Net income	$212,079	$135,095

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,458,985 in 2004 and 54,397,296 in 2003)	$3.89	$2.48

DILUTED EARNINGS PER SHARE (weighted average shares 54,623,071 as adjusted by 164,086 for the dilutive effect of options in 2004 and 54,533,747 as adjusted by 136,451 for the dilutive effect of options in 2003)	$3.88	$2.48

Dividends declared per share	$1.11	$0.99

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands

	2004	2003
Net income	$65,129	$49,615
Other comprehensive income (losses), before income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	52,414	(21,907)
Reclassification adjustment for net gains included in net income	(1,345)	(4,143)

Other comprehensive income (losses) before income taxes	51,069	(26,050)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	18,349	(7,701)
Income tax benefit related to reclassification adjustment for net gains included in net income	(470)	(1,450)

Comprehensive income, net of tax	$98,319	$32,716

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2004	2003
Net income	$212,079	$135,095
Other comprehensive (losses) income, before income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,458	47,662
Reclassification adjustment for net gains included in net income	(16,358)	(2,150)

Other comprehensive (losses) income before income taxes	(10,900)	45,512
Income tax expense related to unrealized holding gains arising during period	1,922	16,681
Income tax benefit related to reclassification adjustment for net gains included in net income	(5,725)	(752)

Comprehensive income, net of tax	$204,982	$164,678

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2004	2003
Cash flows from operating activities:
Net income	$212,079	$135,095
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,931	11,700
Net realized investment gains	(18,652)	(5,334)
Bond amortization, net	6,003	1,773
Increase in premiums receivable	(49,072)	(41,339)
Increase in premium notes	(2,025)	(1,465)
Increase in deferred policy acquisition costs	(24,428)	(21,162)
Increase in unpaid losses and loss adjustment expenses	81,833	81,384
Increase in unearned premiums	108,755	99,956
Increase in loss drafts payable	10,263	10,834
Increase in accounts payable and accrued expenses	43,780	32,103
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	7,457	13,026
Other, net	5,600	25,357

Net cash provided from operating activities	393,524	341,928
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(823,109)	(551,137)
Sales	240,992	78,824
Calls or maturities	268,917	338,267
Equity securities available for sale:
Purchases	(176,901)	(161,553)
Sales	207,388	148,393
Increase (decrease) in payable for securities	23,398	(1,093)
Increase in short-term cash investments, net	(62,405)	(106,608)
Purchase of fixed assets	(18,753)	(28,250)
Sale of fixed assets	769	1,267

Net cash used in investing activities	$(339,704)	$(281,890)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2004	2003
Cash flows from financing activities:
Dividends paid to shareholders	$(60,463)	$(53,858)
Proceeds from stock options exercised	1,608	1,037
Net decrease in ESOP loan	—	(1,000)

Net cash used in financing activities	(58,855)	(53,821)

Net (decrease) increase in cash	(5,035)	6,217
Cash:
Beginning of the period	36,964	13,191

End of the period	$31,929	$19,408

Supplemental disclosures of cash flow information and non-cash financing activities:
Interest paid during the period	$3,329	$3,054
Income taxes paid during the period	$76,233	$31,248
Tax benefit realized on stock options exercised included in cash provided from operations	$441	$136
Reduction in notes payable	$—	$4,315

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first nine months of 2004, the Company recognized $0.9 million ($0.6 million after tax) in write downs of its investments as other-than-temporary declines. The Company wrote down $9.1 million ($5.9 million after tax) of its investments as other-than-temporary declines during the first nine months of 2003.

See accompanying accountants’ review report.

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

The Company applies APB No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share)
Net income, as reported	$65,129	$49,615	$212,079	$135,095
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	119	139	380	417

Proforma net income	$65,010	$49,476	$211,699	$134,678

Earnings per share:
Basic – as reported	$1.20	$.91	$3.89	$2.48

Basic – pro forma	$1.19	$.91	$3.89	$2.48

Diluted – as reported	$1.19	$.91	$3.88	$2.48

Diluted – pro forma	$1.19	$.91	$3.88	$2.47

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2004 and 2003: dividend yield of 3.0 percent in 2004 and 2.9 percent in 2003, expected volatility of 30.1 percent in 2004 and 35.6 percent in 2003 and expected lives of 6 years in 2004 and 2003. The risk-free interest rates used were 4.0 percent for options granted during 2004 and 3.2 percent for the options granted in 2003.

See accompanying accountants’ review report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors, such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business.

Mercury General Corporation and its subsidiaries (collectively, the “Company”), as do most property and casualty insurance companies, utilize standard industry-required measures that may not be presented in accordance with GAAP to report operating results. Net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and is reconciled to the most directly comparable GAAP measure, earned premiums.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 86% of the Company’s $1,972.5 million of net written premiums in the first nine months of 2004.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001) and New Jersey (2003). In 2004, the Company began writing private passenger automobile insurance in Arizona (April), Pennsylvania (June) and Michigan (October) marking the tenth, eleventh and twelfth states where the Company writes automobile insurance. In the first nine months of 2004, net premiums written in California accounted for approximately 77% of the Company’s net premiums written compared to approximately 84% for the first nine months of 2003.

During the third quarter of 2004, the state of Florida was ravaged by four hurricanes. The Company estimates its net losses after taxes at approximately $16 million ($0.29 per share-diluted) relating to these hurricanes. This estimate is based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within their respective state. The California DOI, the Georgia DOI and the Florida DOI have commenced financial examinations for the periods ended December 31, 2003.

The Company previously reported a tax contingency as a result of the court ruling in Ceridian vs. Franchise Tax Board (“Ceridian”). Based on their interpretation of Ceridian, the California Franchise Tax Board (“FTB”) issued Notices of Proposed Assessments (“NPAs”) for tax years 1997 through 2000 disallowing all

Dividend Received Deductions (“DRD”) taken by the Company for those tax years. On September 29, 2004, California Governor Arnold Schwarzenegger signed into law Assembly Bill 263 (“AB 263”). The law resolves the issues raised by the FTB coming out of the Ceridian ruling and reinstates a DRD for the tax years currently under dispute. AB 263 provides for an 80% DRD for tax years 1997 through 2007 and an 85% DRD for tax years after 2007.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld NPAs issued against the Company for tax years 1993 through 1996. In these NPAs, the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision on the NPAs for tax years 1993 through 1996 also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The potential net liability, after federal tax benefit, amounts to approximately $9 million.

The Company continues to believe that its deduction of the expenses related to management services provided to its insurance company subsidiaries is meritorious and will continue to defend its position vigorously before the SBE and, if necessary, in the courts. The Company has filed a Petition for Rehearing with the SBE based both on procedural and substantive grounds, and both the Company and the FTB have filed briefs relating to the Petition. The SBE is expected to consider the matter sometime later in 2004 or 2005.

State tax liabilities of approximately $3.5 million (net of federal tax benefit) are recorded for the Company’s estimate of its liability for all California franchise tax obligations for the tax years 1993 through the current year.

On October 20, 2004, the California Insurance Commissioner proposed regulations which require greater disclosure of the commissions that brokers may receive from insurance companies for selling insurance policies. The proposed regulations are designed to protect consumers from undisclosed commissions and would penalize any broker who places his or her own financial or other interest above that of a client. Under the proposed regulations, brokers and agents would be required to disclose “all material facts” regarding third party compensation. Brokers would also be required to provide their clients an insurance quote for the best available policy. The Company believes that this proposed regulation, if enacted, will not have a material impact on its business since the Company is a leading provider of competitively-priced insurance in the California marketplace.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company establishes reserves for lawsuits when the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the March 31, 2004 and the June 30, 2004 Quarterly Reports on Form 10-Q.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Mercury Insurance Company, Mercury Casualty Company and California Automobile Insurance Company (collectively, the “California Companies”). The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the trial court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The trial court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury appealed, which had the effect of staying all but the advertising aspects of the trial court’s injunction. The Company’s appeal was based on the fact that the broker fees are subject to direct – and, if they could be attributed to Mercury, exclusive – regulation by the California Insurance Commissioner. Mercury also believes the law allows a broker to perform agent functions without giving up broker status. Further, before this dispute, the California Insurance Commissioner has never found broker fees to be either improperly charged or attributable to Mercury or any other insurer in California. On October 29, 2004, the California Court of Appeals upheld the trial court’s judgment. The Company intends to request rehearing, and, if that is denied, review by the California Supreme Court. This course of action will have the effect of staying all but the advertising aspects of the trial court’s injunction. The Company is also discussing with plaintiff’s counsel and the Department of Insurance possible changes to its business practices. Based on these possible revised business practices and other changes the Company has implemented on its own, the Company may ask the trial court to lift the injunction requiring the Company to appoint its brokers as agents.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the outcome of the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds forming the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a final decision is reached in the Robert Krumme case. The impact of this NNC can not be determined at the present time. However, the Company intends to continue to vigorously defend this case. At the same time, it is pursuing a resolution of the dispute with the California DOI in connection with a resolution of the Krumme litigation.

Kate Steinbeck vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, filed October 7, 2004 in Orange County Superior Court, alleges that billing service fees charged in connection with installment payments made by insureds constitute premium and that Insurance Code, Section 381 bars the charging of premium not specified in the policy. The complaint states claims for breach of contract, violations of the Unfair Competition Law, violation of the Consumer Legal Remedies Act, and common law claims for unjust enrichment and money had and received under this theory. The complaint also seeks class action status, damages and restitution, injunctive relief, and attorneys fees. The impact of this case can not be determined at the present time. The Company believes that its actions are in compliance with both industry practice and California law and intends to vigorously defend this case.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At September 30, 2004, the Company recorded $879.8 million in loss and loss adjustment expense reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves and potential losses for major disasters. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain, and the timing of, the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and generally competitive nature of the property and casualty insurance industry and uncertainties regarding loss reserve or other estimates in general and in particular regarding the recent Florida hurricanes, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Premiums earned in the third quarter of 2004 increased approximately 19% from the corresponding period in 2003. Net premiums written in the third quarter of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written on the California automobile lines of business were $464.6 million in the third quarter of 2004, an increase of 2.4% over the same period in 2003. Net premiums written by the non-California operations were $181.2 million in the third quarter, an increase of 84.4% over the same period in 2003. The growth in net premiums written is primarily due to an increase in unit sales.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended September 30, 2004 and 2003, respectively:

	Quarter Ended September 30,
	2004	2003
Net premiums written	$693,733	$590,176
Increase in unearned premiums	45,568	43,538

Earned premiums	$648,165	$546,638

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) in the third quarter was 64.2% in 2004 and 67.3% in 2003. The lower loss ratio in the quarter, as compared to the third quarter of 2003, is largely attributable to favorable loss frequency trends and positive development on prior accident year loss reserves. The Florida hurricanes negatively impacted the loss ratio by 3.7% for the quarter.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the third quarter of 2004 was 26.6% compared to 26.1% in the corresponding period of 2003. The increase in the expense ratio is primarily due to an increase in advertising and commission expense.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 90.8% in the third quarter of 2004 compared with 93.4% in 2003, which indicates that the Company’s underwriting performance contributed $59.4 million to the

Company’s income before income taxes of $88.9 million during the three month period of 2004 versus contributing $36.3 million to the Company’s income before income taxes of $67.7 million for the corresponding period in 2003.

Investment income for the third quarter 2004 was $28.4 million. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.6% in the third quarter of 2004 compared to 3.8% in the corresponding period of 2003 on average invested assets of $2,726.5 million and $2,340.3 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $1.2 million for the third quarter of 2004 compared to $0.6 million for the third quarter of 2003. The increase in interest expense reflects higher short-term market interest rates.

The income tax provision in the third quarter of 2004 of $23.7 million represented an effective tax rate of approximately 27% compared with an effective rate of 27% in the corresponding period of 2003.

Net income for the third quarter 2004 of $65.1 million, or $1.19 per share (diluted), compares with $49.6 million, or $0.91 per share (diluted), in the corresponding period of 2003. Basic net income per share was $1.20 in 2004 and $0.91 in 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Premiums earned in the first nine months of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written in the first nine months of 2004 increased approximately 18% from the corresponding period in 2003. Net premiums written on the California automobile lines of business were $1,377.5 million in the first nine months of 2004, an increase of 6.3% over the same period in 2003. Net premiums written by the non-California operations were $461.1 million in the first nine months of 2004, an increase of approximately 69% over the same period in 2003. The growth in net premiums written is primarily due to an increase in unit sales and rate increases taken during 2003.

The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the nine months ended, September 30, 2004 and 2003, respectively:

	Nine Months Ended September 30,
	2004	2003
Net premiums written	$1,972,465	$1,677,377
Increase in unearned premiums	111,931	105,001

Earned premiums	$1,860,534	$1,572,376

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) in the first nine months was 62.8% in 2004 and 67.8% in 2003. The lower loss ratio in 2004, as compared to the first nine months of 2003, is largely attributable to favorable loss frequency trends and positive development of approximately $40 million on prior accident year loss reserves. The Florida hurricanes negatively impacted the loss ratio by 1.3% for the first nine months of 2004.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) in the first nine months of 2004 was 26.6% compared to 26.2% in the corresponding period of 2003. The increase in the expense ratio is primarily due to an increase in advertising and commission expense.

The combined ratio of losses and expenses (GAAP basis) was 89.4% in the first nine months of 2004 compared with 94.0% in 2003 which indicates that the Company’s underwriting performance contributed $196.5 million to the Company’s income before income taxes of $296.2 million during the nine month period of 2004 versus contributing $94.5 million of the Company’s income before income taxes of $179.5 million for the corresponding period in 2003.

Investment income for the first nine months of 2004 was $80.4 million. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.6% in the first nine months of 2004 compared to 4.1% in the corresponding period of 2003 on average invested assets of $2,611.1 million and $2,275.4 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions.

Interest expense was $2.7 million for the first nine months of 2004 compared to $2.2 million for the first nine months of 2003. The increase in interest expense reflects higher short-term market interest rates.

The income tax provision for the first nine months of 2004 of $84.1 million represented an effective tax rate of approximately 28.4% compared with an effective tax rate of approximately 24.7% for the same period in 2003. The higher rate in 2004 is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the first nine months of 2004 of $212.1 million, or $3.88 per share (diluted), compares with $135.1 million, or $2.48 per share (diluted), in the corresponding period of 2003. Basic net income per share was $3.89 in 2004 and $2.48 in 2003.

Liquidity and Capital Resources

Net cash provided from operating activities in 2004 was $393.5 million, an increase of $51.6 million over the same period in 2003. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates, partially offset by an increase in losses and loss adjustment expense paid in 2004. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, for the purchase and development of information technology and for the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $509.9 million was reinvested by the Company generally in fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $424.1 million at September 30, 2004. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the issuance and sale of equity or debt securities or from credit facilities with lending institutions.

The market value of all investments (fixed-maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $2,766.8 million at September 30, 2004 by $119.6 million. That net unrealized gain of $119.6 million, reflected in shareholders’ equity, net of applicable tax effects, was $77.7 million at September 30, 2004, compared with a net unrealized gain of $130.5 million or $84.8 million, net of applicable tax effects, at December 31, 2003.

At September 30, 2004, the average rating or its equivalent of the $2,234.0 million bond portfolio at market (amortized cost $2,151.8 million) was AA, the same average rating at December 31, 2003. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2004, bond holdings rated below investment grade totaled $53.1 million at market (cost $52.8 million) representing 1.8% of total investments. This compares to approximately $52.8 million at market (cost $53.3 million) representing 2% of total investments at December 31, 2003.

The following table sets forth the composition of the investment portfolio of the Company as of September 30, 2004:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$424,999	$423,120
Municipal bonds	1,616,042	1,695,796
Corporate bonds	110,792	115,102
Redeemable preferred stock	10,353	10,426

	$2,162,186	$2,244,444

Equity securities:
Common Stock:
Public utilities	$77,973	$104,059
Banks, trusts and insurance companies	13,987	16,875
Industrial and other	65,406	70,622
Non-redeemable preferred stock	55,007	58,135

	$212,373	$249,691

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary it is written off as a realized loss through the Consolidated Statement of Income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $0.9 million in write downs of its investments as other-than-temporary for the nine months ended.

During 2004, the Company recognized approximately $18.7 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $24.9 million offset by realized losses of $6.2 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $159.3 million. Approximately $2.7 million of the $6.2 million total realized loss relates to securities held as of December 2003 with no loss on any one individual security exceeding $0.4 million.

At September 30, 2004, the Company had a net unrealized gain on all investments of $119.6 million before income taxes which is comprised of gross unrealized gains of $133.5 million offset by gross unrealized losses of $13.9 million. Gross unrealized losses represent 0.5% of total investments at amortized cost. Of these gross unrealized losses, approximately $8.7 million relate to fixed maturity investments and the remaining $5.2 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$3,391	$216,631	$78	$5,174	$3,469	$221,805
Obligations of states and political subdivisions	2,121	226,081	2,433	35,212	4,554	261,293
Corporate securities	161	20,553	295	9,093	456	29,646
Redeemable Preferred Stock	11	1,001	237	4,863	248	5,864

Subtotal, debt securities	$5,684	$464,266	$3,043	$54,342	$8,727	$518,608
Equity Securities	2,795	73,120	2,384	17,588	5,179	90,708

Total temporarily impaired securities	$8,479	$537,386	$5,427	$71,930	$13,906	$609,316

Approximately $10.6 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one municipal bond and one equity security with unrealized losses of approximately $0.4 million and $0.5 million, respectively, representing market value declines of 16% and 11% of amortized cost. The remaining $3.3 million of unrealized losses represents unrealized losses that exceed 20% of amortized costs, and includes four fixed maturity and twenty equity securities. Of these securities, the most significant relates to a single municipal, non-investment grade bond obligation of a major airline with a gross unrealized loss of approximately $1.1 million. This bond is supported by gate lease revenues at the Dallas-Fort Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airline. The airline is current on its interest obligations for these bonds. The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $13.9 million at September 30, 2004 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of September 30, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated
	Amortized Cost	Market Value
(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	$4,681	$3,225

In October 2004, the Company signed an agreement to acquire the property it currently leases in Clearwater, Florida. The purchase price of the 157,000 square foot office building will be approximately $25 million and the transaction is expected to be completed in January 2005 subject to a due diligence process. As part of this transaction, the Company will assume an outstanding note for approximately $11.25 million which carries an interest rate of LIBOR plus 175 basis points and matures in August 2008.

The Company intends to fund the expansion into any future personal automobile markets and related capital requirements through the use of internally generated funds.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.29 billion at September 30, 2004 and net written premiums for the twelve months ended on that date of $2.6 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at September 30, 2004 was $25.73 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The duration of the Company’s bond portfolio was 3.3 years at September 30, 2004 compared with 3.8 years at December 31, 2003.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company establishes reserves for lawsuits when the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the March 31, 2004 and the June 30, 2004 Quarterly Reports on Form 10-Q.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff has asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Mercury Insurance Company, Mercury Casualty Company and California Automobile Insurance Company (collectively, the “California Companies”). The plaintiff asserts that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the trial court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The trial court issued an injunction on May 16, 2003 that prevents Mercury from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. Mercury appealed, which had the effect of staying all but the advertising aspects of the trial court’s injunction. The Company’s appeal was based on the fact that the broker fees are subject to direct – and, if they could be attributed to Mercury, exclusive – regulation by the California Insurance Commissioner. Mercury also believes the law allows a broker to perform agent functions without giving up broker status. Further, before this dispute, the California Insurance Commissioner has never found broker fees to be either improperly charged or attributable to Mercury or any other insurer in California. On October 29, 2004, the California Court of Appeals upheld the trial court’s judgment. The Company intends to request rehearing, and, if that is denied, review by the California Supreme Court. This course of action will have the effect of staying all but the advertising aspects of the trial court’s injunction. The Company is also discussing with plaintiff’s counsel and the Department of Insurance possible changes to its business practices. Based on these possible revised business practices and other changes the Company has implemented on its own, the Company may ask the trial court to lift the injunction requiring the Company to appoint its brokers as agents.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the outcome of the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds forming the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a final decision is reached in the Robert Krumme case. The impact of this NNC can not be determined at the present time. However, the Company intends to continue to vigorously defend this case. At the same time, it is pursuing a resolution of the dispute with the California DOI in connection with a resolution of the Krumme litigation.

Kate Steinbeck vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, filed October 7, 2004 in Orange County Superior Court, alleges that billing service fees charged in connection with installment payments made by insureds constitute premium and that Insurance Code, Section 381 bars the charging of premium not specified in the policy. The complaint states claims for breach of contract, violations of the Unfair Competition Law, violation of the Consumer Legal Remedies Act, and common law claims for unjust enrichment and money had and received under this theory. The complaint also seeks class action status, damages and restitution, injunctive relief, and attorneys fees. The impact of this case can not be determined at the present time. The Company believes that its actions are in compliance with both industry practice and California law and intends to vigorously defend this case.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

15.1	Letter regarding unaudited interim financial information

23.1	Independent Accountants’ Consent

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of this Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: November 2, 2004	By:	/s/ GEORGE JOSEPH
George Joseph
Chairman and Chief Executive Officer

Date: November 2, 2004	By:	/s/ THEODORE STALICK
Theodore Stalick
Vice President and Chief Financial Officer