Form 10-K
period 2004-12-31
MERCURY GENERAL CORP
filed 2005-03-14
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File No. 001-12257

MERCURY GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-221-1612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 937-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2004 was approximately $1,294,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 28, 2005, the Registrant had issued and outstanding an aggregate of 54,539,318 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 11, 2005 are incorporated herein by reference into Part III hereof.

Item 1.    Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing all risk classifications of automobile insurance in a number of states, principally California. During 2004, private passenger automobile insurance and commercial automobile insurance accounted for 86.6% and 4.2%, respectively, of the Company’s total gross premiums written. The percentage of gross automobile insurance premiums written during 2004 by state was 76.2% in California, 9.6% in Florida, 4.6% in New Jersey, 4.3% in Texas and 5.3% in all other states. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 9.2% of gross premiums written in 2004, of which approximately 59% was in the homeowners line.

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

In 2004, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”), American Mercury Lloyds Insurance Company (“AML”) and Mercury Indemnity Company of America (“MIDAM”) maintained a rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI and AML, which accounted for approximately 5% of the Company’s 2004 net premiums written, maintained an A.M. Best rating of A- (Excellent). MIDAM, which writes business in New Jersey, is currently not rated due to insufficient operating experience.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. The Company opened a 130,000 square foot office building in Rancho Cucamonga, California in September 2003, which is used to support the Company’s recent growth and future expansion. The Company purchased a 157,000 square foot office building in St. Petersburg, Florida in January 2005, which currently houses the East Region corporate office. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia; Latham, New York; Vernon Hills, Illinois; Atlanta, Georgia; Clearwater, Florida; Oklahoma City, Oklahoma; and Austin, Dallas, Fort Worth, Houston and San Antonio, Texas. The Company has approximately 4,300 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with, or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, Mercury General’s Chief Executive Officer.

Including MCC, Mercury General has eighteen subsidiaries. The Company’s insurance operations are conducted through the following insurance company subsidiaries:

Company Name	Date Formed or Acquired	Primary States
Mercury Casualty Company (“MCC”)	January 1961	California Arizona Florida Nevada New York Virginia
Mercury Insurance Company (“MIC”)	November 1972	California
California Automobile Insurance Company (“CAIC”)	June 1975	California
Mercury Insurance Company of Illinois (“MIC IL”)	August 1989	Illinois
Mercury Insurance Company of Georgia (“MIC GA”)	March 1989	Georgia
Mercury Indemnity Company of Georgia (“MID GA”)	November 1991	Georgia
Mercury National Insurance Company (“MNIC”)	December 1991	Illinois Michigan
American Mercury Insurance Company (“AMI”)	December 1996	Oklahoma Florida Georgia Texas
American Mercury Lloyds Insurance Company (“AML”)	December 1996	Texas
Mercury County Mutual Insurance Company (“MCM”)	September 2000	Texas
Mercury Insurance Company of Florida (“MIC FL”)	August 2001	Florida Pennsylvania
Mercury Indemnity Company of America (“MIDAM”)	August 2001	New Jersey

Mercury Select Management Company, Inc. (“MSMC”), a Texas corporation serves as the attorney-in-fact for AML. The Company operates Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency headquartered in Houston, Texas. MCM, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code, is managed and controlled by the Company through a management agreement.

Management services are provided to Mercury General’s subsidiaries by Mercury Insurance Services, LLC (“MISLLC”), a subsidiary of MCC. Mercury General and its subsidiaries are referred to collectively as the “Company” unless the context indicates otherwise. Mercury General Corporation individually is referred to as “Mercury General.” All of the subsidiaries as a group, excluding MSMC, MISLLC and Concord, are referred to as the “Insurance Companies.” The term “California Companies” refers to MCC, MIC and CAIC.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Insurance Commissioners of the applicable states. Automobile insurance rates on voluntary business in California are subject to prior approval by the California Department of Insurance (“DOI”). The Company uses its own extensive database to establish rates and classifications. The California DOI has in effect rating factor regulations that influence the weight the Company ascribes to various classifications of data.

At December 31, 2004, “good drivers” (as defined by the California Insurance Code) accounted for approximately 78% of all voluntary private passenger automobile policies in force in California, while higher risk categories accounted for approximately 22%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners, commercial property and commercial automobile and mechanical breakdown insurance in California.

In states outside of California, the Company offers non-standard, standard and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 24% of total private passenger automobile policies in force at December 31, 2004. In addition the Company offers mechanical breakdown insurance in all states outside of California and homeowners insurance in Florida, Illinois, Oklahoma and Georgia.

Production and Servicing of Business

The Company sells its policies through more than 4,200 independent agents and brokers, of which approximately 1,000 are located in each of California and Florida. The remainder are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada and Michigan. Over half of the agents and brokers in California have represented the Company for more than ten years. The agents and brokers, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company.

Other than one broker that produced approximately 14%, 16% and 16% during 2004, 2003, and 2002, respectively, of the Company’s direct premiums written, no agent or broker accounted for more than 2% of direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average. During 2004, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within defined media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents and brokers based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate, and it intends to maintain or possibly expand the current level of advertising in 2005. During 2004, the Company incurred approximately $26 million in advertising expense. “See Competitive Conditions”

Claims

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

The Company’s ultimate liability may be greater or less than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986 does, however, require the Company to discount loss reserves for Federal income tax purposes.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses, beginning of year	$786,156	$664,889	$516,592
Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	1,640,197	1,447,986	1,242,060
(Decrease) increase in provision for insured events of prior years	(57,943)	4,065	26,183

Total incurred losses and loss adjustment expenses	1,582,254	1,452,051	1,268,243

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	1,020,154	892,658	759,165
Losses and loss adjustment expenses attributable to insured events of prior years	461,649	438,126	360,781

Total payments	1,481,803	1,330,784	1,119,946

Net reserves for losses and loss adjustment expenses at the end of the period	886,607	786,156	664,889
Reinsurance recoverable	14,137	11,771	14,382

Gross liability at end of year	$900,744	$797,927	$679,271

The decrease in the provision for insured events of prior years in 2004 relates largely to a decrease in the estimated inflation rates on the 2002 and 2003 accident years on bodily injury coverage for California automobile insurance. For 2003 and 2002, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

During the third quarter of 2004, the state of Florida was ravaged by four hurricanes. The Company has estimated that its pre-tax losses resulting from these hurricanes is approximately $22 million. The estimate is based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes. This compares with pre-tax losses of approximately $16 million incurred from the California firestorms in 2003.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2004	2003	2002
	(Amounts in thousands)
Reserves reported on a SAP basis	$886,607	$786,156	$664,889
Reinsurance recoverable	14,137	11,771	14,382

Reserves reported on a GAAP basis	$900,744	$797,927	$679,271

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table represents the development of loss reserves for the period 1994 through 2004. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable for each of the indicated years. This amount represents the estimated losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2004.

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

	As of December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses paid (cumulative) as of:	$223,392	$250,990	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607
One year later	145,664	167,226	206,390	247,310	263,805	294,615	321,643	360,781	438,126	461,649
Two years later.	198,967	225,158	291,552	338,016	366,908	403,378	431,498	491,243	591,054
Three years later.	214,403	248,894	316,505	369,173	395,574	429,787	462,391	528,052
Four years later	219,596	253,708	324,337	379,233	402,000	439,351	476,072
Five years later	220,852	255,688	329,109	381,696	405,910	446,223
Six years later	221,771	257,041	329,825	383,469	409,853
Seven years later	222,912	256,654	330,883	386,427
Eight years later	222,492	257,292	333,634
Nine years later	223,113	260,056
Ten years later	225,371
Net reserves re-estimated as of:
One year later	216,684	247,122	324,572	376,861	393,603	442,437	480,732	542,775	668,954	728,213
Two years later.	222,861	254,920	329,210	378,057	407,047	449,094	481,196	549,262	660,705
Three years later.	221,744	257,958	327,749	383,588	410,754	446,242	483,382	546,667
Four years later	222,957	257,196	329,339	386,522	409,744	449,325	482,905
Five years later	221,947	256,395	332,570	385,770	410,982	448,813
Six years later	221,942	257,692	332,939	386,883	411,046
Seven years later	223,215	258,743	333,720	386,952
Eight years later	224,276	259,467	334,096
Nine years later	225,019	260,091
Ten years later	225,373
Net cumulative redundancy (deficiency)	(1,981)	(9,101)	(22,342)	(682)	(25,230)	(30,013)	(19,102)	(30,075)	4,184	57,943

	As of December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Amounts in thousands)
Gross liability—end of year	253,546	336,685	409,061	405,976	434,843	492,220	534,926	679,271	797,927	900,744
Reinsurance recoverable	(2,556)	(24,931)	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)

Net liability—end of year	250,990	311,754	386,270	385,816	418,800	463,803	516,592	664,889	786,156	886,607

Gross re-estimated liability – latest	269,760	361,598	411,836	432,670	465,953	512,968	566,516	677,168	744,171
Re-estimated recoverable – latest	(9,669)	(27,502)	(24,884)	(21,624)	(17,140)	(30,063)	(19,849)	(16,463)	(15,958)

Net re-estimated liability – latest	260,091	334,096	386,952	411,046	448,813	482,905	546,667	660,705	728,213

Gross cumulative redundancy (deficiency)	(16,214)	(24,913)	(2,775)	(26,694)	(31,110)	(20,748)	(31,590)	2,103	53,756

The Company’s loss reserves estimated at December 31, 2003 produced a redundancy of approximately $58 million which was reflected in the financial statements as a reduction to the 2004 calendar year incurred losses. The Company attributes most of this redundancy to a change in the inflation rate assumptions used to establish reserves on the bodily injury coverage for California private passenger automobile insurance on the 2002 and 2003 accident years.

At year-end 2003, the Company had assumed bodily injury severity inflation on California private passenger automobile insurance of 9% on the 2001 accident year, 6% on the 2002 accident year and 7% on the 2003 accident year. At year-end 2004, these assumptions were reduced to 8% for 2001, 1% for 2002 and 1% for 2003. The Company reduced the inflation rate assumptions based on factors that emerged during 2004 including moderating to decreasing average amounts paid on closed claims in the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

The change in these inflation assumptions accounted for approximately $41 million of the decrease in the expected ultimate loss on the reserves established at December 31, 2003. Each percentage point change in the inflation rate assumption accounts for approximately $2.5 million of the redundancy on the 2002 accident year losses and approximately $5 million on the 2003 accident year losses. The effect is greater on the latter accident year because the lowering of the rate for accident year 2002 has a compounding effect on accident year 2003.

The remainder of the redundancy on the 2003 accident year primarily occurred in the Company’s California homeowners line of business and Florida personal automobile line of business. California homeowners had approximately $6 million in reserve redundancy and Florida personal automobile had approximately $8 million in reserve redundancy.

For calendar year 2002, the Company’s previously estimated loss reserves produced a small redundancy which was reflected in the following years losses. This redundancy was primarily the result of changing bodily injury severity inflation assumptions for the 2002 accident year as discussed above.

For calendar years 1998 through 2001, the Company’s previously estimated loss reserves produced a deficiency which was reflected in the following years incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

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

	Year ended December 31,
	2004		2003	2002	2001	2000
Loss Ratio	62.6%		67.7%	72.8%	73.2%	72.2%
Expense Ratio	26.4		25.9	25.6	26.0	26.4

Combined Ratio	89.0%		93.6%	98.4%	99.2%	98.6%

Industry combined ratio (all writers) (1)	93.3	%(2)	97.9%	103.7%	107.4%	108.0%
Industry combined ratio (excluding direct writers) (1)	(N.A.	)	98.4%	103.7%	106.0%	108.7%

(1)	Source: A.M. Best, Aggregates & Averages (2001 through 2004), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2005, Review Preview.”

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

	Year ended December 31,
	2004	2003	2002	2001	2000
Loss Ratio	62.6%	67.7%	72.8%	73.2%	72.2%
Expense Ratio	26.6	26.3	26.0	26.4	26.3

Combined Ratio	89.2%	94.0%	98.8%	99.6%	98.5%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except ratios)
Net premiums written	$2,646,704	$2,268,778	$1,865,046	$1,442,886	$1,272,447
Policyholders’ surplus	$1,361,072	$1,169,427	$1,014,935	$1,045,104	$954,753
Ratio	1.9 to 1	1.9 to 1	1.8 to 1	1.4 to 1	1.3 to 1

Risk-Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies that establishes recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2004. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ from amounts reported in accordance with SAP as prescribed by insurance regulatory authorities. Specifically, under GAAP:

•	Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•	Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

•	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

•	Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

•	Costs for computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to statutory surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

Investments and Investment Results

The Company’s investments are directed by the Company’s Chief Investment Officer under the supervision of the Company’s Board of Directors. The Company follows an investment policy that is regularly reviewed and revised. The Company’s policy emphasizes investment grade, fixed income securities and maximization of after-tax yields and places certain restrictions to limit portfolio concentrations and market exposure. Sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations are important in portfolio management, and have been made more so since 1986 when the alternative minimum tax (“AMT”) was imposed on casualty companies. Changes in loss experience, growth rates and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2004		2003		2002
	Amortized Market		Amortized Market		Amortized Market
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)
Taxable bonds	$533,715	$536,261	$350,750	$356,181	$198,994	$185,643
Tax-exempt state and municipal bonds	1,623,147	1,700,932	1,492,873	1,576,606	1,352,616	1,433,242
Sinking fund preferred stocks	8,093	8,118	12,460	12,522	14,150	13,986

Total fixed maturity investments	2,164,955	2,245,311	1,856,083	1,945,309	1,565,760	1,632,871
Equity investments incl. perpetual preferred stocks	210,553	254,362	223,113	264,393	233,297	230,981
Short-term cash investments	421,369	421,369	329,812	329,812	286,806	286,806

Total investments	$2,796,877	$2,921,042	$2,409,008	$2,539,514	$2,085,863	$2,150,658

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the consolidated statement of income. Declines in value considered to be temporary are charged as unrealized losses to shareholders’ equity as accumulated other comprehensive income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 2 of Notes to Consolidated Financial Statements.

At year-end, approximately 58% of the Company’s total investment portfolio, at market values, and 76% of its total fixed maturity investments, at market values, were invested in investment grade tax-exempt revenue and municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented approximately 8.7% of the Company’s total investment portfolio, at market values, and 11.4% of its total fixed maturity investments, at market values, at December 31, 2004. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2004. Holdings of lower than investment grade bonds constitute approximately 1.7% of total invested assets.

The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term cash investments, was 11.3 years at December 31, 2004, which reflects a heavier portfolio mix in investment grade tax-exempt revenue and municipal bonds. The call-adjusted average maturity of the overall bond portfolio was shorter, approximately 4.0 years, because holdings are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.2 years at December 31, 2004, including collateralized mortgage obligations with modified durations of approximately 1.6 years and short-term cash investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates.

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

The Company writes covered call options through listed exchanges and over-the-counter with the intent of generating additional income or return on capital. The total investment under the covered call program in 2004 was approximately $30 million. The Company as a writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option.

The following table summarizes the investment results of the Company for the five years ended December 31, 2004:

	Year ended December 31,
	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)
	(Amounts in thousands)
Average invested assets (includes short-term cash investments(2))	$2,662,224	$2,310,966	$2,035,279	$1,828,455	$1,710,176
Net investment income:
Before income taxes	109,681	104,520	113,083	114,511	106,466
After income taxes	95,897	93,318	99,071	98,909	95,154
Average annual yield on investments:
Before income taxes	4.1%	4.5%	5.6%	6.3%	6.2%
After income taxes	3.6%	4.0%	4.9%	5.4%	5.6%
Net realized investment gains (losses) after income taxes(3)	16,292	7,285	(45,768)	4,233	2,564
Net (decrease) increase in un-realized gains/losses on all investments after income taxes	$(4,284)	$42,693	$25,165	$(13,896)	$70,342

(1)	Includes MCM for the last three months of 2000 and the full year in 2001, 2002, 2003 and 2004.
(2)	Fixed maturities and equities at cost.
(3)	Includes investment write-downs, net of tax benefit, that the Company considered to be other than temporary of $0.6 million in 2004, $5.9 million in 2003 and $46.6 million in 2002. There were no investment write-downs in 2000 and 2001.

Competitive Conditions

The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than the Company. Based on the most recent regularly published statistical compilations of premiums written, the Company in 2003 was the third largest writer of private passenger automobile insurance in California. All of the Company’s competitors having greater shares of the California market sell insurance through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2003 and 2004 were periods of very good results for companies underwriting automobile insurance. As a result, many competitors have recently begun reducing rates and increasing advertising expenditures. The Company expects this to continue in 2005 and consequently the premium growth rate will likely decline from the levels seen in 2004 (17%) and 2003 (22%).

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

All rates charged by private passenger automobile insurers are subject to the prior approval of the California DOI. See “Regulation—Automobile Insurance Rating Factor Regulations.”

The Company encounters similar competition in each state and each line of business in which it operates outside California.

Reinsurance

Effective January 8, 2005, the Company terminated a property per risk reinsurance treaty that had been in place with Swiss Re since January 1999, and replaced it with a similar treaty with Employers Reinsurance Corporation (“ERC”), which is rated A by A.M. Best. The new treaty, which covers commercial property and homeowners, provides first layer coverage of $250,000 in excess of $750,000 for each risk, second layer coverage of $1,000,000 in excess of $1,000,000 per risk and third layer coverage of $3,000,000 in excess of $2,000,000 per risk.

The Swiss Re treaty was terminated on a cut off basis meaning that Swiss Re will remain liable for losses occurring prior to the date of termination. The Swiss Re treaty provides first layer coverage of $250,000 in excess of $750,000, second layer coverage of $1,000,000 in excess of $1,000,000, third layer coverage of $3,000,000 in excess of $2,000,000 and fourth layer coverage of $5,000,000 in excess of $5,000,000.

Prior to October 1, 2004, the Company had in place a treaty reinsurance agreement with Swiss Re, where risks written under personal umbrella policies were ceded to Swiss Re on a quota share basis. Prior to May 1, 2003 the treaty was on a 100% quota share basis and provided $4 million coverage in excess of $1 million for each risk. Effective May 1, 2003, the treaty was replaced with a 33% quota share agreement for umbrella policies with coverage amounts up to but not exceeding $2 million. Effective October 1, 2004, the umbrella coverage was terminated. The Company has chosen to end the treaty on a run-off basis meaning that the treaty will remain active for one year after the termination date with policies incepting September 30, 2004 and prior being covered per the treaty terms. Policies incepting on October 1, 2004 and after will not have any reinsurance coverage.

At December 31, 2004, the Company did not maintain catastrophe insurance but has determined that such coverage is warranted for certain coverages written in Florida and Georgia. Effective April 1, 2005, the Company expects to enter into a property catastrophe excess of loss reinsurance agreement that will cover all property and automobile physical damage (comprehensive peril only) coverages in those two states. The treaty is with a group of reinsurers and Lloyd’s underwriters and has two layers. The first layer provides coverage of $30,000,000 in excess of $70,000,000 and the second layer is for $50,000,000 in excess of $100,000,000. For all layers, the Company will retain 5% of the limit. Policies written in all other states do not have catastrophe coverage, as the Company believes it has adequate capitalization to absorb catastrophe losses in those states. The Company periodically reviews its requirements for catastrophic reinsurance particularly in areas that are prone to catastrophes.

For California, the Company has reduced its catastrophe exposure from earthquakes due to the placement of earthquake risks, written in conjunction with California homeowners policies, with the California Earthquake Authority. See “Regulation—California Earthquake Authority.” Although the Company’s catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure for fire following an earthquake.

ERC reinsures AMI through working layer treaties for property and casualty losses in excess of $500,000 up to $3 million. AMI has other reinsurance treaties and facultative arrangements in place for various smaller lines of business.

MCM maintains reinsurance treaties with several different reinsurers covering policies prior to January 1, 2001. The Company also holds a formal guarantee from ERC which reimburses MCM if any of the reinsurers fail to satisfy their obligations under their respective reinsurance agreements.

If any reinsurers are unable to perform their obligations under the reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

The Company’s business in California is subject to regulation and supervision by the California DOI, which has broad regulatory, supervisory and administrative powers.

The powers of the California DOI primarily include the prior approval of insurance rates and rating factors, the establishment of capital and surplus requirements and standards of solvency, restrictions on dividend payments and transactions with affiliates. The regulations of and supervision by the California DOI are designed principally for the benefit of policyholders and not for insurance company shareholders.

The California DOI’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with the California Insurance Code and the California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination covered a compliance review of the activities of the Company’s Special Investigation Unit commencing in October 2004. The report on the examination is pending finalization by the California DOI.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a resolution is reached on the Robert Krumme case. Settlement negotiations have commenced in order to resolve the matter, including reimbursement of costs to the DOI and the payment of a monetary penalty. No specific discussions have taken place regarding the amount of any monetary penalty, except that the DOI has indicated that a monetary penalty would be required. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The Company is unable to estimate the ultimate amount of the monetary penalty therefore no adjustment for the potential monetary penalty is recorded in the financial statements. See “Item 3. Legal Proceedings.”

The Insurance Companies outside California are subject to the regulatory powers of the DOIs of the various states in which they operate. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate primarily to standards of solvency and are designed for the benefit of policyholders and not of insurance company shareholders.

In California, Georgia, New York, New Jersey, Pennsylvania and Nevada, insurance rates require prior approval from the State DOI, while Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

Persistency discounts predate the Proposition 103 rate regulations. They represent discounts on policy rates extended to consumers based on the number of consecutive years insurance coverage has existed. In 1990, in response to Proposition 103’s allowance of optional rating factors promulgated by the California Insurance Commissioner (the “Commissioner”), the Commissioner issued regulations permitting persistency as a rating factor under the new rate regulations. No further definition of persistency discount was provided. In 1994, the Commissioner conducted a market conduct examination of the Company, after which he indicated he believed Mercury’s persistency discount, then awarded only to consumers serviced by the Company’s agents and brokers, was unfairly discriminatory. In response to that examination, in 1995 the Company filed, and secured approval, for a persistency discount awarded to insureds with continuous coverage with any insurer—what has come to be called “portable” persistency. This discount was consistently reapproved by the Commissioner until Commissioner Harry Low took the position that only “loyalty” persistency—that is, the kind of persistency discount the Company awarded prior to 1995—was allowable under Proposition 103.

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of the persistency discounts. These class plans were never implemented because Senate Bill 841 was enacted during 2003 amending the California Insurance Code to allow insurers to offer products with portable persistency discounts. In January 2004, this legislation was overturned through judicial proceedings in the Los Angeles Superior Court. The Company intervened in the original proceedings and expects appellate review of this ruling to be heard in the second quarter of 2005. The outcome of such action is uncertain; however, in the meantime, the Company is allowed to maintain its existing portable persistency discounts. The changes made during the class plan filing indicated that removing persistency discounts is revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business and would cause many existing customers’ rates to change. However, this impact, if any, is undeterminable.

On October 20, 2004, the Commissioner proposed regulations which require greater disclosure of the commissions that brokers may receive from insurance companies for selling insurance policies. The proposed regulations are designed to protect consumers from undisclosed commissions and would penalize any broker who places his or her own financial or other interest above that of a client. Under the proposed regulations, brokers and agents would be required to disclose “all material facts” regarding third party compensation. Brokers would also be required to provide their clients insurance quotes from the best available insurer. The Company believes that this proposed regulation, if enacted, will not have a material impact on its business since the Company is a leading provider of competitively-priced insurance in the California marketplace.

The California DOI conducted a financial examination of the California Companies as of December 31, 2003. The exam resulted in no material findings or recommendations. The state of Florida conducted financial examinations of MIC FL and MIDAM as of December 31, 2002 and again as of December 31, 2003 as required by Florida statute for a start-up company. The exam as of December 31, 2002 resulted in no material findings or recommendations. The report on examination for the period ending December 31, 2003 is pending finalization. The Georgia DOI is conducting a financial examination of MIC GA and MID GA as of December 31, 2003. The report is not yet available.

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2004 and 2003, those contributions amounted to $534,800 and $789,600, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

During 2004, the Company spent substantial management time and resources in anticipation of the attestation by its independent auditor of management’s report with respect to its internal controls over financial reporting as required by Section 404 (“SOX 404”) of the Sarbanes-Oxley Act of 2002. As part of its readiness preparation, the Company engaged the services of consultants from a large international consulting firm and consultants from a Big Four accounting firm. The Company estimates that its total expenditures will be approximately $2 million (including audit fees) relating to the readiness preparation and the attestation by its independent auditor of management’s report of its internal controls over financial reporting. The Company expects SOX 404 related costs will be lower in 2005.

Insurance Guarantee Association

The California Insurance Guarantee Association (the “Association”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are also subject to the provisions of similar insurance guaranty associations. The Company accounts for assessments in accordance with AICPA Statement of Position 97-3 (“SOP 97-3”), which requires the recognition of a liability when an assessment is levied or information is available indicating that an assessment is probable. In addition, SOP 97-3 prohibits the recognition of an asset for recoveries related to new business or renewal of short duration policies. There were no material assessments levied against the Company during 2004.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Company’s admitted assets or 25% of statutory surplus as to policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of “control” of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the California Insurance Commissioner. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire “control,” directly or indirectly, of the Company must generally file with the California Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

The insurance subsidiaries in Florida, Georgia, Illinois, Oklahoma and Texas are subject to holding company acts in those states, the provisions of which are substantially similar to those of the Holding Company Act.

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. Premium rates for assigned risk business are set by the California DOI. In October 1990, more stringent rules for gaining entry into the Assigned Risk Program were approved, resulting in a substantial reduction in the number of assigned risks insured by the Company since 1991. Since January 1, 1994, the California Insurance Code has required that rates established for this program be adequate to support this program’s losses and expenses. The California DOI approved a rate decrease of 28.3% effective February 1, 1999. The California DOI approved rate increases of 15.5% and 10.3% on new and renewal assigned risk business effective November 1, 2003 and November 19, 2004, respectively. While the number of the Company’s assignments increased in 2002 and 2003, its total assignments decreased slightly in 2004. In 2004, assigned risks represented 0.2% of total automobile direct premiums written and 0.2% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer similar programs to that of California. These programs are not a significant contributor to the business written in those states.

Automobile Insurance Rating Factor Regulations

California Proposition 103 requires that property and casualty insurance rates be approved by the California Insurance Commissioner prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California Insurance Commissioner to have a substantial relationship to risk of loss and adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.”

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

California Earthquake Authority

The California Earthquake Authority (“CEA”) is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. Since 1998, the Company places all new and renewal earthquake coverage offered with its homeowners policy through the CEA. The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 29, 2004, is approximately $47 million.

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

The Company writes a limited amount of commercial property policies and does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, the Company does not insure a high concentration of commercial policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Less than five percent of the Company’s commercial property policyholders purchased this coverage in 2004.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 15, 2005:

Name	Age	Position
George Joseph	83	Chairman of the Board and Chief Executive Officer
Gabriel Tirador	40	President and Chief Operating Officer
Bruce E. Norman	56	Senior Vice President—Marketing
Jack Dougherty	41	Vice President—Eastern Region
Maria Fitzpatrick	47	Vice President and Chief Information Officer
Christopher Graves	39	Vice President and Chief Investment Officer
Kenneth G. Kitzmiller	58	Vice President—Underwriting
Rick McCathron	33	Vice President—Western Region
Joanna Y. Moore	49	Vice President and Chief Claims Officer
Peter Simon	45	Vice President and Chief Technology Officer
Theodore R. Stalick	41	Vice President and Chief Financial Officer
Charles Toney	43	Vice President and Chief Actuary
Judy A. Walters	58	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Operating Officer, served as the Company’s assistant controller from March 1994 to December 1996. During January 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in February 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001. Mr. Tirador has over 15 years experience in the property and casualty insurance industry and is a Certified Public Accountant.

Mr. Norman, Senior Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to his current position in February 1999, and has been a Vice President since October 1985 and a Vice President of MCC since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977. In February 1996, he was elected to the Board of Directors of each of the California Companies.

Mr. Dougherty, Vice President—Eastern Region, joined the Company in 1998 where he served as the General Manager for the Company’s Florida operations. He was named to his current position in April 2004. In this position, Mr. Dougherty is responsible for all aspects of the Company’s operations east of the Mississippi River. As General Manager of the Florida operations, Mr. Dougherty was responsible for the marketing, underwriting and claims functions within Florida.

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

Mr. Kitzmiller, Vice President—Underwriting, has been employed by the Company in the underwriting department since 1972. In August 1991, he was appointed Vice President of Underwriting of Mercury General and has supervised the California underwriting activities of the Company since early 1996.

Mr. McCathron, Vice President—Western Region, joined the Company in the underwriting department in 1993. He was named to his current position in April 2004. In this position, Mr. McCathron is responsible for all aspects of the Company’s operations west of the Mississippi River, excluding California. Mr. McCathron has served in various positions and responsibilities since joining the Company.

Ms. Moore, Vice President and Chief Claims Officer, joined the Company in the claims department in March 1981. She was named Vice President of Claims of Mercury General in August 1991 and has held her present position since July 1995.

Mr. Simon, Vice President and Chief Technology Officer, has been employed by the Company since 1980. He was appointed to his current position in October 2003. Prior to this appointment, Mr. Simon served as a Vice President in the Information Systems Department since December 1999.

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

The Company’s executive offices are located in a 36,000 square foot office building in Los Angeles, California, owned by MCC. The Company occupies approximately 95% of the building and leases the remaining office space to others.

The Company owns a 130,000 square foot office building in Rancho Cucamonga, California that opened in September 2003. This space is used to support the Company’s recent growth and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

In January 2005, the Company purchased a 157,000 square foot office building in St. Petersburg, Florida. This building currently houses the Company’s East Region corporate offices and seven outside tenants. In the future, the Company plans to expand into the spaces occupied by the outside tenants as their lease terms end.

The Company leases all of its other office space. Office location is not material to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserted that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents the Company from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. The Company appealed, which had the effect of staying all but the advertising aspects of the court’s injunction. After the trial court decision, the Company changed its comparative rate advertising and now discloses the possibility that broker fees may be charged. In October 2004, the California Court of Appeals upheld the judgment of the trial court and denied the Company’s request for rehearing. On January 19, 2005, the California Supreme Court denied the Company’s petition to review the decision rendered by the California Court of Appeals.

Following the decision by the California Supreme Court not to review the California Court of Appeals’ ruling, representatives of the Company held discussions with representatives of the plaintiffs and of the California DOI regarding changes to the Company’s business practices that have been or may be implemented in response to the case. As a result of these discussions, a stipulation was filed jointly by the plaintiffs and the Company to extend the stay of the trial court’s injunction that was in place during the appeals process. The Company filed a Motion to Vacate the trial court’s injunction on the basis that the Company has implemented material changes in its relationship with broker-agents. A hearing is scheduled on March 24, 2005 in the Superior Court of the State of California regarding the Company’s Motion to Vacate. The Company is unable to estimate the impact, if any, should it be required to appoint its brokers as agents.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a resolution is reached on the Robert Krumme case. Settlement negotiations have commenced in order to resolve the matter including reimbursement of costs to the DOI and the payment of a monetary penalty. No specific discussions have taken place regarding the amount of monetary penalty, except that the DOI has indicated that a monetary penalty would be required. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The Company is unable to estimate the ultimate amount of the monetary penalty therefore no adjustment for the potential monetary penalty is recorded in the financial statements.

In Kate Steinbeck vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Orange County Superior Court), filed October 7, 2004, the plaintiff alleges that billing service fees charged in connection with installment payments made by insureds constitute premium and that Section 381 of the California Insurance Code bars the charging of premium not specified in the policy. The Complaint states claims for breach of contract, violations of the California Unfair Competition Law, violation of the California Consumer Legal Remedies Act, and common count claims for unjust enrichment and money had and received under this theory. The Complaint also seeks class action status, unspecified damages and restitution, injunctive relief, and unspecified attorneys’ fees. On January 19, 2005, the Company filed a Demurrer to the Complaint seeking its dismissal with prejudice for failure to state a claim and a Motion to Strike Certain Allegations in the Complaint. The latter motion seeks to strike the class and representative allegations in the Complaint in the event the Demurrer is not sustained with prejudice as to all of the plaintiff’s alleged individual causes of actions. The Demurrer and Motion to Strike are currently scheduled to be heard in April 2005. The Company believes that its actions are in compliance with both industry practice and California law and intends to vigorously defend this case. The Company can not predict the ultimate outcome at this stage of the proceedings.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court), filed April 20, 2001, involves a dispute over insurance rates/premiums charged to the plaintiff and the legality of persistency discounts. The action was dismissed when the Company’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there are factual issues as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The California Supreme Court declined to grant review. The plaintiff filed a Second Amended Complaint in December 2004, which specifically alleges that the Company violated California Business and Professional Code 17200 et seq. and California Civil Code Section 1750 et seq. and that it breached the implied covenant of good faith and fair dealing. The Second Amended Complaint seeks relief in the form of an injunction to cease the alleged unfair business acts, notification to policyholders of the alleged acts, unspecified restitution and monetary damages including punitive damages and unspecified attorney’s fees and costs. The plaintiff filed a Third Amended Complaint in February 2005 which was substantially the same as the Second Amended Complaint. The Company filed Demurrers to the Amended Complaints. A hearing is scheduled for April 22, 2005. No trial date has been scheduled and the Plaintiff has not filed a motion seeking to certify the putative class. The Company intends to vigorously defend this case. Since the case is in its early stages, the Company is not able to determine the potential outcome of this matter and potential liability exposure.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing us from using valuation software and unspecified attorneys’ fees and costs. In 2003, the court granted the Company’s motion to stay the action pending compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor has been confirmed by the court in January 2005. Based upon the arbitration result and other defenses, the Company intends to challenge the pleadings and seek dismissal. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on demurrer. The plaintiffs filed a Second Amended Complaint on June 28, 2004 which was substantially the same as the original complaint. The Company has answered the Second Amended Complaint and will file a Motion for Summary Judgment as to the claims of Ms. Goodman. The Company expects the Motion to be heard in May 2005. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General,” and Note 6 of Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales prices per share in each quarter during the past two years as reported in the consolidated transaction reporting system.

	High	Low
2003
1st Quarter	$39.05	$33.50
2nd Quarter	$48.59	$37.82
3rd Quarter	$47.40	$42.05
4th Quarter	$50.30	$44.78

	High	Low
2004
1st Quarter	$53.24	$46.29
2nd Quarter	$53.40	$47.70
3rd Quarter	$53.27	$46.95
4th Quarter	$60.26	$47.60

The closing price of the Company’s common stock on February 28, 2005 was $54.86.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2004 and 2003, the Company paid dividends on its common stock of $1.48 per share and $1.32 per share, respectively. On January 28, 2005, the Board of Directors declared a $0.43 quarterly dividend payable on March 31, 2005 to stockholders of record on March 15, 2005.

The common stock dividend rate has increased at least once each year since dividends were initiated in January, 1986. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends; however, the continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. For example, California state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under the state restrictions, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2005 of up to approximately $235 million without prior regulatory approval. See “Item 1. Business—Regulation—Holding Company Act,” and Note 8 of Notes to Consolidated Financial Statements. Assembly Bill 263, signed into law in September 2004, established a dividend received deduction of 80% for tax years 1997 through 2007 and an 85% dividend received deduction after 2007 on the dividends the Company receives from its insurance company subsidiaries. The effect of this law on the Company will be to create a tax liability on dividends paid from the insurance subsidiaries to Mercury General. The amount of this liability is not expected to be significant.

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 28, 2005 was 209. The approximate number of beneficial holders as of February 28, 2005 was 11,000.

Item 6.    Selected Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,528,636	$2,145,047	$1,741,527	$1,380,561	$1,249,259
Net investment income	109,681	104,520	113,083	114,511	106,466
Net realized investment gains (losses)	25,065	11,207	(70,412)	6,512	3,944
Other	4,775	4,743	2,073	5,396	6,349

Total revenues	2,668,157	2,265,517	1,786,271	1,506,980	1,366,018

Losses and loss adjustment expenses	1,582,254	1,452,051	1,268,243	1,010,439	901,781
Policy acquisition cost	562,553	473,314	378,385	301,670	268,657
Other operating expenses	111,285	91,295	74,875	62,335	59,733
Interest	4,222	3,056	4,100	7,727	7,292

Total expenses	2,260,314	2,019,716	1,725,603	1,382,171	1,237,463

Income before income taxes	407,843	245,801	60,668	124,809	128,555
Income tax expense (benefit)	121,635	61,480	(5,437)	19,470	19,189

Net Income	$286,208	$184,321	$66,105	$105,339	$109,366

Per Share Data:
Basic earnings per share	$5.25	$3.39	$1.22	$1.94	$2.02

Diluted earnings per share	$5.24	$3.38	$1.21	$1.94	$2.02

Dividends paid	$1.48	$1.32	$1.20	$1.06	$.96

	December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$2,921,042	$2,539,514	$2,150,658	$1,936,171	$1,794,961
Premiums receivable	284,690	231,277	186,446	143,612	123,070
Total assets	3,609,743	3,119,766	2,645,296	2,316,540	2,142,263
Losses and loss adjustment expenses	900,744	797,927	679,271	534,926	492,220
Unearned premiums	799,679	681,745	560,649	434,720	377,813
Notes payable	124,743	124,714	128,859	129,513	107,889
Deferred income tax liability (asset)	30,606	17,808	(17,004)	(1,252)	8,336
Shareholders’ equity	1,459,548	1,255,503	1,098,786	1,069,711	1,032,905
Book value per share	26.77	23.07	20.21	19.72	19.08

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mercury General Corporation and its subsidiaries (collectively, the “Company”) is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 87% of the $2.6 billion of the Company’s gross premiums written in 2004, with approximately 76% of the private passenger automobile premiums written in California.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company’s financial statements and notes thereto and all other items contained within this Annual Report on Form 10-K.

Economic and Industry Wide Factors

•	Regulatory—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements. In many states, the insurance commissioner is an elected office and newly-elected commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. In California, the Company’s largest market, the current commissioner took office in January 2003. It is uncertain how any regulatory changes implemented by the California insurance commissioner, or the insurance commissioner in any other state in which the Company operates, will be resolved and how it will impact the Company’s operations.

•	Cost uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analysis shows that they are needed.

•	Inflation—The largest cost component for automobile insurers are losses which include medical costs and replacement automobile parts and labor repair costs. There has recently been significant variation in the overall increases in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates are higher or lower than anticipated. The Company currently estimates low single digit inflation rates on bodily injury coverages for its major California personal automobile lines for the 2003 and 2004 accident years. The inflation rate for these accident years is the most difficult to estimate because there remain many open claims. Should actual inflation be higher the Company could be under reserved for its losses and profit margins would be lower.

•	Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risks insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, which has benefited the industry as a whole. However, it is unknown if loss frequency in the future will continue to decline, remain flat or increase.

•	Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The Company has historically seen premium growth in excess of 20% during hard markets, whereas premium growth rates during soft markets have historically been in the single digits. Many of the Company’s major competitors announced better operating results in 2003 and throughout 2004. This typically signals a softening in the market, and consequently, the Company experienced a decline in the rate of growth of its policies in force in California during 2004. However, this slowing in growth in California was offset by continued growth in recently entered states such as New Jersey. The Company anticipates a further slowing of the growth rate in 2005.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and homeowners. These policies are sold through independent agents and brokers who receive a commission on average of 17% of net premiums written for selling and servicing the policies.

The Company believes that it has a more thorough underwriting process which gives the Company an advantage over its competitors. The Company views its broker and agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins. See “Item 3. Legal Proceedings,” and Note 10 of the Notes to Consolidated Financial Statements.

The Company also generates revenue from its investment portfolio, which was approximately $2.9 billion at the end of 2004. This investment portfolio generated nearly $110 million in pre-tax investment income during 2004. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s results and growth have allowed it to consistently generate positive cash flow from operations, which was $469 million in 2004. The Company’s cash flow from operations has exceeded $100 million every year since 1994 and has been positive for over 20 years. Cash flows from operations has been used to pay shareholder dividends and to help support growth.

Opportunities, Challenges and Risks

The Company currently underwrites personal automobile insurance in thirteen states: nine states entered into in previous years, California, Florida, Texas, Oklahoma, Georgia, Illinois, New York, Virginia and New Jersey, and four states entered during 2004, Arizona, Pennsylvania, Michigan and Nevada. The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification, so that non-California premiums eventually account for as much as half of the Company’s total premiums.

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The Company entered four new states during 2004 and believes that it has sufficient expertise to manage these challenges and risks to continue its expansion into additional new states. The Company does not expect to enter into any new states in 2005.

The Company is also subject to risks inherent in its business, which include but are not limited to the following:

•	A catastrophe, such as a major wildfire, earthquake or hurricane can cause a significant amount of loss to the Company in a very short period of time.

•	A major regulatory change, could make it more difficult for the Company to generate new business.

•	A sharp upward increase in market interest rates or an equity market crash could cause a significant loss to the Company’s investment portfolio.

To the extent that it is within the Company’s control, the Company seeks to manage these risks in order to mitigate the effect that major events would have on the Company’s financial position.

The Company is currently developing a Next Generation (“NextGen”) computer system to replace its existing legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is being designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current system. The NextGen system is in the final stages of development and is expected to be placed in operation during 2005. The NextGen system is expected to cost approximately $20 million and to provide a significant positive benefit to the Company. As with any large scale technology implementation, risks associated with system implementation can occur that could significantly impact the operations of the Company, although management has expended planning and development efforts to mitigate these risks.

General

The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business. In management’s view, 2003 and 2004 were periods of very good results for companies underwriting automobile insurance. As a result, the automobile insurance market is presently extremely competitive with competitors reducing rates and increasing advertising expenditures. The Company expects this trend to continue in 2005 and consequently expects that the premium growth rate will likely decline from the levels seen in 2004 (17%) and 2003 (22%).

The Company operates primarily in the state of California, which was the only state in which it produced business prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001) and New Jersey (2003). In 2004, the Company began writing private passenger automobile insurance in Arizona (April), Pennsylvania (June), Michigan (October) and Nevada (December).

During 2004, approximately 76% of the Company’s total net premiums written were derived from California as compared to 83% in 2003. The decrease is the result of a greater portion of business written outside of California. The Company has established a diversification goal where by 2008 half of all business will be produced outside of California.

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the DOI before a rate can be implemented. Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be “excessive, inadequate or unfairly discriminatory.”

During 2004, the Company had no rate increases in California and implemented automobile rate increases in only two of the twelve non-California states. The Company believes that its rates will remain competitive in the marketplace. During 2004, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing effort combined with price and reputation makes the Company very competitive in California. During 2004, the Company incurred approximately $26 million in advertising expense.

The California Insurance Commissioner (the “Commissioner”) uses rating factor regulations requiring automobile insurance rates to be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the Commissioner to have a substantial relationship to the risk of loss and adopted by regulation. The regulations further require that each of the four factors be applied in decreasing order of importance.

The Company is participating in technical workshops conducted by the Commissioner to develop evidence regarding two alternatives for changing the way the weighting and relevance of territories is determined in the rate making process. The outcome of this matter is uncertain and the impact to the Company cannot be determined at this time.

Persistency discounts predate the Proposition 103 rate regulations. They represent discounts on policy rates extended to consumers based on the number of consecutive years insurance coverage has existed. In 1990, in response to Proposition 103’s allowance of optional rating factors promulgated by the Commissioner, the Commissioner issued regulations permitting persistency as a rating factor under the new rate regulations. No further definition of persistency discount was provided. In 1994, the Commissioner conducted a market conduct examination of the Company, after which he indicated he believed Mercury’s persistency discount, then awarded only to consumers serviced by the Company’s agents and brokers, was unfairly discriminatory. In response to that examination, in 1995 the Company filed, and secured approval, for a persistency discount awarded to insureds with continuous coverage with any insurer—what has come to be called “portable” persistency. This discount was consistently reapproved by the Commissioner until Commissioner Harry Low took the position that only “loyalty” persistency—that is, the kind of persistency discount the Company awarded prior to 1995—was allowable under Proposition 103.

The California DOI required all insurers offering persistency discounts to make class plan filings by January 15, 2003, removing the portability of the persistency discounts. The Company’s class plans were never implemented because Senate Bill 841 was enacted during 2003 amending the California Insurance Code to allow insurers to offer products with portable persistency discounts. However, in January 2004, this legislation was overturned through judicial proceedings in the Los Angeles Superior Court. The Company intervened in the original proceedings and expects appellate review of this ruling to be heard in the second quarter of 2005. The outcome of such action is uncertain; however, in the meantime, the Company is allowed to maintain its existing portable persistency discounts. The changes made during the class plan filing indicated that removing persistency discounts is revenue neutral for the Company’s existing business. The removal of persistency discounts could have an impact on the Company’s price competitiveness in attracting new business and would cause many existing customer’s rates to change. However, the impact of eliminating persistency discounts, if any, is undeterminable.

On October 20, 2004, the Commissioner proposed regulations which require greater disclosure of the commissions that brokers may receive from insurance companies for selling insurance policies. The proposed regulations are designed to protect consumers from undisclosed commissions and would penalize any broker who places his or her own financial or other interest above that of a client. Under the proposed regulations, brokers and agents would be required to disclose “all material facts” regarding third party compensation. Brokers would also be required to provide their clients insurance quotes from the best available insurer. The Company believes that this proposed regulation, if enacted, will not have a material impact on its business since the Company is a leading provider of competitively-priced insurance in the California marketplace.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments (“NPAs”) issued against the Company for tax years 1993 through 1996. In these NPAs, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE and a rehearing was granted. The rehearing is expected to be held in the spring of 2005.

The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is meritorious and that this is further supported by the SBE’s decision to grant a rehearing on the matter. The potential net liability on the franchise tax issues in 1993 through 1996, after federal tax benefit, amounts to approximately $9 million. The Company has established a tax liability of approximately $1 million for the issues related to these tax years.

On September 29, 2004, California Governor Arnold Schwarzenegger signed into law Assembly Bill 263 (“AB 263”). The law resolves an issue raised by the FTB where they interpreted a legal ruling (“Ceridian”) to eliminate a dividends received deduction (“DRD”) taken by insurance companies. AB 263 provides for an 80% DRD for tax years 1997 through 2007 and an 85% DRD for tax years after 2007. The Company intends to refile its 1997 through 2003 tax returns based on the DRD established by AB 263. The tax liability for this item is included in the tax liabilities at December 31, 2004.

The Company is also involved in proceedings incidental to its insurance business. See “Item 3. Legal Proceedings,” and Note 10 of Notes to Consolidated Financial Statements.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At December 31, 2004, the Company recorded its point estimate of approximately $901 million in loss and loss adjustment expense reserves which includes approximately $259 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2004 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company’s loss reserves estimated at December 31, 2003 produced a redundancy of $58 million which was reflected in the financial statements as a reduction to the 2004 calendar year incurred losses. The Company attributes most of this redundancy to a change in the inflation rate assumptions used to establish reserves on the bodily injury coverage for California private passenger automobile insurance on the 2002 and 2003 accident years.

At year-end 2003, the Company had assumed bodily injury severity inflation on California private passenger automobile insurance of 9% on the 2001 accident year, 6% on the 2002 accident year and 7% on the 2003 accident year. At year-end 2004, these assumptions were reduced to 8% for 2001, 1% for 2002 and 1% for 2003. The Company reduced the inflation rate assumptions based on factors that emerged during 2004 including moderating to decreasing average amounts paid on closed claims in the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

The change in these inflation assumptions accounted for approximately $41 million of the decrease in the expected ultimate loss on the reserves established at December 31, 2003. Each percentage point change in the inflation rate assumption accounts for approximately $2.5 million of the redundancy on the 2002 accident year losses and approximately $5 million on the 2003 accident year losses. The effect is greater on the latter accident year because the lowering of the rate for accident year 2002 has a compounding effect on accident year 2003.

The remainder of the redundancy primarily occurred in the Company’s California homeowners line of business and Florida personal automobile line of business. California homeowners had approximately $6 million in reserve redundancy and Florida personal automobile had approximately $8 million in reserve redundancy.

At December 31, 2004, the Company assumed bodily injury inflation rates of approximately 1% on the 2002, 2003 and 2004 accident years for the California automobile lines of business. The Company estimates that each percentage point change in the inflation rate assumption would impact these accident years by approximately $2.5 million individually with a compounding effect if adjusted for multiple accident years. For example, if all years were changed by 1%, 2002 would be affected by $2.5 million, 2003 by $5 million and 2004 by $7.5 million for a total of approximately $15 million.

The Company complies with the SFAS No. 60 definition of how insurance enterprises should recognize revenue on insurance policies written. The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the Statement of Income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income (loss), net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the Balance Sheet to realized investment losses on the Statement of Income.

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

Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-

interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

At December 31, 2004, the Company had on its books approximately $7.3 million in goodwill related to the 1999 acquisition of Concord and approximately $5.2 million of intangible assets with indefinite useful lives related to the MCM acquisition. As required by SFAS No. 142, the Company has assessed these assets and determined that they are not impaired.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premiums earned in 2004 of $2,528.6 million increased 17.9% from the corresponding period in 2003. Net premiums written in 2004 of $2,646.7 million increased 16.7% over amounts written in 2003. The premium increases were principally attributable to increased policy sales in the California, Florida and New Jersey automobile lines of business and the California homeowners line of business.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Net premiums written	$2,646,704	$2,268,778
Increase in unearned premiums	118,068	123,731

Earned premiums	$2,528,636	$2,145,047

The loss ratio (GAAP basis) in 2004 (loss and loss adjustment expenses related to premiums earned) was 62.6% in 2004 compared with 67.7% in 2003. The lower loss ratio is largely attributable to improved loss frequency on automobile claims and California homeowners claims. Automobile loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. The Florida hurricanes negatively impacted the 2004 loss ratio by 0.9% compared to the 0.7% negative impact that the Southern California firestorms had on the 2003 loss ratio. Furthermore, positive development on prior accident years reduced the 2004 loss ratio by 2.3% and adverse development on prior accident years increased the 2003 loss ratio by 0.2%.

The expense ratio (GAAP basis) in 2004 (policy acquisition costs and other operating expenses related to premiums earned) was 26.6% compared with 26.3% in 2003. The increase in the expense ratio is primarily due to an increase in advertising expense and profitability related bonuses.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 89.2% in 2004 compared with 94.0% in 2003 which indicates that the Company’s underwriting performance contributed $272.5 million to the Company’s income before income taxes of $407.8 million during 2004 versus contributing $128.4 million to the Company’s income before income tax of $245.8 million in 2003.

Investment income in 2004 was $109.7 million compared with $104.5 million in 2003. The after-tax yield on average investments of $2,662.2 million (cost basis) was 3.6%, compared with 4.0% on average investments of $2,311.0 million (cost basis) in 2003. The effective tax rate on investment income was 12.6% in 2004, compared to 10.7% in 2003. The higher tax rate in 2004 reflects a shift in the mix of the Company’s portfolio from non-taxable to taxable securities. Proceeds from the sale of bonds which matured or were called in 2004 totaled $363.4 million, compared to $442.5 million in 2003. Assuming market interest rates remain the same, the Company expects approximately $583 million of bonds to mature or be called in 2005. The proceeds will be reinvested into securities meeting the Company’s investment profile.

Net realized investment gains in 2004 were $25.1 million, compared with net realized gains of $11.2 million in 2003. Included in the net realized investment gains are investment write-downs of $0.9 million in 2004 and $9.1 million in 2003 that the Company considered to be other-than-temporarily impaired.

The income tax provision of $121.6 million in 2004 represented an effective tax rate of 29.8% compared to an effective tax rate of 25.0% in 2003. The higher rate is primarily attributable to an increased proportion of underwriting income taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income in 2004 was $286.2 million or $5.24 per share (diluted) compared with $184.3 million or $3.38 per share (diluted), in 2003. Diluted per share results are based on 54.6 million average shares in 2004 and 54.5 million average shares in 2003. Basic per share results were $5.25 in 2004 and $3.39 in 2003. Included in net income are net realized investment gains, net of income tax expense, of $0.30 and $0.13 per share (diluted and basic) in 2004 and 2003, respectively.

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

The loss ratio (GAAP basis) in 2003 (loss and loss adjustment expenses related to premiums earned) was 67.7% in 2003 compared with 72.8% in 2002. The lower loss ratio is largely attributable to rate increases implemented in 2003 and improved loss frequency on automobile claims as well as California homeowners claims. Automobile loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. The Southern California firestorms negatively impacted the loss ratio by 0.7% in 2003. Furthermore, adverse development on prior accident years loss reserves increased the 2003 loss ratio by 0.2% and the 2002 loss ratio by 1.5%.

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

Investment income in 2003 was $104.5 million, compared with $113.1 million in 2002. The after-tax yield on average investments of $2,311.0 million (cost basis) was 4.04%, compared with 4.87% on average investments of $2,035.3 million (cost basis) in 2002. The effective tax rate on investment income was 10.7% in 2003, compared to 12.4% in 2002. The lower tax rate in 2003 reflects a shift in the mix of the Company’s portfolio from taxable to non-taxable issues. Bonds matured and called in 2003 totaled $442.5 million, compared to $119.5 million in 2002.

Net realized investment gains in 2003 were $11.2 million, compared with net realized losses of $70.4 million in 2002. Included in the net realized investment gains (losses) are investment write-downs of $9.1 million in 2003 and $71.7 million in 2002 that the Company considered to be other-than-temporarily impaired.

The income tax provision of $61.5 million in 2003 represented an effective tax rate of 25.0% which compares with an effective tax rate of 14.7% in 2002 after excluding the effect of net realized investment gains (losses) in both years. The higher rate is primarily attributable to the increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income in 2003 was $184.3 million or $3.38 per share (diluted), compared with $66.1 million or $1.21 per share (diluted), in 2002. Diluted per share results are based on 54.5 million average shares in 2003 and 2002. Basic per share results were $3.39 in 2003 and $1.22 in 2002. Included in net income in 2003 are net realized investment gains, net of income tax expense, of $0.13 per share (diluted and basic) which positively impacted the 2003 results compared to net realized investment losses, net of income tax benefit, of $0.84 per share (diluted and basic) which negatively impacted the 2002 results.

Liquidity and Capital Resources

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay, without extraordinary approval, dividends of approximately $235 million in 2005. The actual amount of dividends paid from the Insurance Companies to Mercury General during 2004 was $99 million. As of December 31, 2004, Mercury General also had approximately $31 million in fixed maturity securities, equity securities and cash that can be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

Through the Insurance Companies, the Company has generated positive cash flow from operations for over twenty consecutive years and in excess of $100 million every year since 1994. During this same period, the Company has not been required to liquidate any of its fixed maturity investments to settle claims or other liabilities.

Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. Combined with cash and short term investments of $445.1 million at December 31, 2004, the Company believes its cash flows from operations are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in 2004 was $468.7 million, an increase of $24.2 million over the same period in 2003. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in loss and loss adjustment expenses paid in 2004. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology such as the Next Generation computer system and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $760.2 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The market value of all investments held at market as “Available for Sale” exceeded amortized cost of $2,796.9 million at December 31, 2004 by $124.2 million. That net unrealized gain, reflected in shareholders’ equity, net of applicable tax effects, was $80.5 million at December 31, 2004, compared with $84.8 million at December 31, 2003.

At December 31, 2004, the average rating of the $2,237.2 million bond portfolio at market (amortized cost $2,156.9 million) was AA, the same average rating at December 31, 2003. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2004, bond holdings rated below investment grade totaled $50.4 million at market (cost $48.1 million) representing 1.7% of total investments. This compares to approximately $52.8 million at market (cost $53.3 million) representing 2% of total investments at December 31, 2003.

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2004:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$153,770	$153,584
Municipal bonds	1,637,514	1,715,488
Mortgage-backed securities	253,408	250,963
Corporate bonds	112,170	117,158
Redeemable preferred stock	8,093	8,118

	$2,164,955	$2,245,311

Equity securities:
Common Stock:
Public utilities	$74,106	$102,616
Banks, trusts and insurance companies	14,286	17,865
Industrial and other	69,096	77,590
Non-redeemable preferred stock	53,065	56,291

	$210,553	$254,362

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$629	$103,672	$—	$—	$629	$103,672
Obligations of states and political subdivisions	2,202	294,441	1,945	30,322	4,147	324,763
Corporate securities	287	34,560	37	4,167	324	38,727
Mortgage-backed securities	3,560	178,676	58	3,869	3,618	182,545
Redeemable preferred stock	8	1,230	93	1,008	101	2,238

Subtotal, debt securities	6,686	612,579	2,133	39,366	8,819	651,945
Equity securities	1,554	86,640	920	10,014	2,474	96,654

Total temporarily impaired securities	$8,240	$699,219	$3,053	$49,380	$11,293	$748,599

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statement of Income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized $0.9 million and $9.1 million in realized losses as other-than-temporary declines to its investment securities during 2004 and 2003, respectively.

At December 31, 2004, the Company had a net unrealized gain on all investments of $124.2 million before income taxes which is comprised of unrealized gains of $135.5 million offset by unrealized losses of $11.3 million. Unrealized losses represent 0.4% of total investments at amortized cost. Of these unrealized losses, approximately $8.8 million relate to fixed maturity investments and the remaining $2.5 million relate to equity securities. Approximately $10.6 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to two municipal bonds with unrealized losses of approximately $0.6 million and $0.4 million, respectively, representing market value declines of 19% and 16% of amortized cost. The remaining $0.7 million represents unrealized losses that exceed 20% of amortized costs. The Company has concluded that the gross unrealized losses of $11.3 million at December 31, 2004 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized costs as of December 31, 2004:

	Aging of Unrealized Losses
	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months
	(Amounts in thousands)
Fixed Maturities:
Investment grade	—	—	—	—
Non-Investment grade	—	—	—	—
Equity securities	$2,681	$—	$435	$245

Aged unrealized losses as a % of amortized cost:

Investment grade securities
20-50% below amortized cost		—
Over 50% below amortized cost		—
Equity securities
20-50% below amortized cost		80%
Over 50% below amortized cost		20%

The unrealized losses of $0.7 million in the table above relate to four equity securities whose individual unrealized losses range from $0.1 million to $0.2 million. Based upon the Company’s analysis of these securities which includes third party analyst estimates, the unrealized losses on these equity securities are treated as temporary declines.

During 2004, the Company recognized approximately $26.0 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $33.1 million offset by realized losses of $7.1 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $207.9 million. Of the total realized losses, approximately $4.5 million relates to securities held as of December 2003 with an average realized loss of approximately $15,000 and no loss on any one individual security exceeding $0.4 million.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced the interest in 2004 and 2003 when the effective interest rate was 3.3% and 2.2%, respectively. However, if the LIBOR interest rate increases in the future as it did during 2004, the Company will incur higher interest expense in the future. The swap is accounted for as a fair value hedge under SFAS No. 133. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Under the Company’s stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General’s common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by dividends received from the Company’s insurance subsidiaries that generate cash flow through the sale of lower yielding tax-exempt bonds and internal cash generation. Since the inception of the program in 1998, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The shares purchased were retired. No stock has been purchased since 2000.

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements that are compared to the Company’s actual capital level. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2004. Each of the Insurance Companies’ policyholders’ statutory surplus exceeded the highest level of minimum required capital.

The Company has no direct investment in real estate that it does not utilize for operations. In January 2005, the Company completed the acquisition of a 157,000 square foot office building which houses the Company’s Eastern Region operations, a portion of which was previously leased by the Company. The purchase price of $24,888,000 included cash in the amount of $13,638,000 and the assumption of a secured promissory note in the amount of $11,250,000.

The Company is currently developing a Next Generation (“NextGen”) computer system to replace its existing legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is being designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current system. The NextGen system is in the final stages of development and is expected to be placed in operation during 2005. The NextGen system is expected to cost approximately $20 million and to provide a significant positive benefit to the Company.

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2004, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$188,439	$9,063	$27,188	$18,125	$134,063
Lease Obligations	25,725	6,984	12,187	5,884	670
Losses and loss adjustment expense reserves	900,744	583,887	278,696	26,438	11,723

Total Contractual Obligations	$1,114,908	$599,934	$318,071	$50,447	$146,456

Notes to Contractual Obligations Table:

The amount of interest included in the Company’s debt obligations was calculated using the fixed rate of 7.25% on the senior notes issued August 2001. The Company is party to an interest rate swap of its fixed rate obligations on its senior notes for a floating rate of six month LIBOR plus 107 basis points. Using the effective annual interest rate of 3.3% in 2004, the total contractual obligations on debt would be $154 million with $4.1 million due within 1 year, $12.4 million due between 1 and 3 years, $8.3 million due in years 4 and 5 and $129.2 million due beyond 5 years. However, interest rates are currently near a 40 year low and are likely to rise in the future.

The Company’s outstanding debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default under the debt and could result in the acceleration of the Company’s payment obligations thereunder.

Unlike many other forms of contractual obligations, loss and loss adjustment expense (“LAE”) reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates.

In January 2005, the Company acquired a 157,000 square foot office building that houses its Eastern Region operations. The Company paid cash in the amount of $13,638,000 and assumed a secured promissory note in the amount of $11,250,000. Had this acquisition occurred in 2004, the table above would have reflected the following additional Contractual Obligations: Total – $13.1 million; Within 1 Year – $0.5 million; 1-3 Years – $12.6 million.

The Company places all new and renewal earthquake coverage offered with its homeowners policies through the California Earthquake Authority (“CEA”). The Company receives a small fee for placing business with the CEA. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most current information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 29, 2004 is approximately $47 million.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,361.1 million at December 31, 2004, and net premiums written for the twelve months ended on that date of $2,646.7 million, the ratio of premium writings to surplus was approximately 1.9 to 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2004 comprised 77% of total investments at market value. Tax-exempt bonds represent 76% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for 9% of total investments at market value. The remaining 14% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. However, due to the current interest rate environment, management has taken steps to reduce the duration of the Company’s bond portfolio. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. Consequently, the modified duration of the bond portfolio has declined to 3.2 years at December 31, 2004 compared to 3.8 years and 4.4 years at December 31, 2003 and 2002, respectively. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio at December 31, 2004 would decrease by approximately $72 million.

At December 31, 2004, the Company’s strategy for common equity investments is an active strategy which focuses on current income with a secondary focus on capital appreciation. The value of the common equity investments consists of $198.1 million in common stocks and $56.3 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

At December 31, 2004, the duration on the Company’s non-sinking fund preferred stock portfolio was 13.3 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2004 by approximately $7.5 million, everything else remaining the same.

The common equity portfolio, representing approximately 7% of total investments at market value, consists primarily of public utility common stocks. These assets are theoretically defensive in nature and therefore have low volatility to changes in market price as measured by their Beta. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.76. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $30 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees;” the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. The Company will implement this standard in the third quarter of 2005. The Company estimates that the impact of implementing this standard will result in an annual decrease in net income of approximately $0.01 per diluted share, which is disclosed in Note 1 of the Notes to Consolidated Financial Statements.

There were no other accounting standards issued during 2004 that are expected to have a material impact on the Company’s consolidated financial statements.

Forward-looking statements

Certain statements in this report on Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, and all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Quarterly Data

Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004
Earned premiums	$591,937	$620,432	$648,165	$668,102
Income before income taxes	$96,285	$111,051	$88,875	$111,632
Net income	$68,816	$78,134	$65,129	$74,129
Basic earnings per share	$1.26	$1.43	$1.20	$1.36
Diluted earnings per share	$1.26	$1.43	$1.19	$1.36
Dividends declared per share	$.37	$.37	$.37	$.37

2003
Earned premiums	$500,666	$525,072	$546,638	$572,671
Income before income taxes	$54,771	$57,060	$67,663	$66,307
Net income	$42,108	$43,372	$49,615	$49,226
Basic earnings per share	$.77	$.80	$.91	$.90
Diluted earnings per share	$.77	$.80	$.91	$.90
Dividends declared per share	$.33	$.33	$.33	$.33

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9a, that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

March 11, 2005

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

Amounts expressed in thousands, except share amounts

ASSETS
	2004	2003
Investments:
Fixed maturities available for sale (amortized cost $2,164,955 in 2004 and $1,856,083 in 2003)	$2,245,311	$1,945,309
Equity securities available for sale (cost $210,553 in 2004 and $223,113 in 2003)	254,362	264,393
Short-term cash investments, at cost, which approximates market	421,369	329,812

Total investments	2,921,042	2,539,514
Cash	23,714	36,964
Receivables:
Premiums receivable	284,690	231,277
Premium notes	23,702	22,620
Accrued investment income	28,855	26,585
Other	30,415	18,612

Total receivables	367,662	299,094
Deferred policy acquisition costs	174,840	146,951
Fixed assets, net	88,645	79,286
Other assets	33,840	17,957

Total assets	$3,609,743	$3,119,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$900,744	$797,927
Unearned premiums	799,679	681,745
Notes payable	124,743	124,714
Loss drafts payable	82,245	79,960
Accounts payable and accrued expenses	138,836	99,389
Current income tax	10,123	11,441
Deferred income tax	30,606	17,808
Other liabilities	63,219	51,279

Total liabilities	2,150,195	1,864,263

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,514,693 shares in 2004 and 54,424,128 in 2003	60,206	57,453
Accumulated other comprehensive income	80,549	84,833
Retained earnings	1,318,793	1,113,217

Total shareholders’ equity	1,459,548	1,255,503

Total liabilities and shareholders’ equity	$3,609,743	$3,119,766

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 31,

Amounts expressed in thousands, except per share data

	2004	2003	2002
Revenues:
Earned premiums	$2,528,636	$2,145,047	$1,741,527
Net investment income	109,681	104,520	113,083
Net realized investment gains (losses)	25,065	11,207	(70,412)
Other	4,775	4,743	2,073

Total revenues	2,668,157	2,265,517	1,786,271

Expenses:
Losses and loss adjustment expenses	1,582,254	1,452,051	1,268,243
Policy acquisition costs	562,553	473,314	378,385
Other operating expenses	111,285	91,295	74,875
Interest	4,222	3,056	4,100

Total expenses	2,260,314	2,019,716	1,725,603

Income before income taxes	407,843	245,801	60,668
Income tax expense (benefit)	121,635	61,480	(5,437)

Net income	$286,208	$184,321	$66,105

Basic earnings per share	$5.25	$3.39	$1.22

Diluted earnings per share	$5.24	$3.38	$1.21

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years ended December 31,

Amounts expressed in thousands

	2004	2003	2002
Net income	$286,208	$184,321	$66,105
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	14,127	71,502	(30,623)
Less: reclassification adjustment for net losses (gains) included in net income	(20,701)	(5,790)	69,303

Other comprehensive income (loss), before tax	(6,574)	65,712	38,680
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	4,955	25,046	(10,741)
Income tax expense (benefit) related to reclassification adjustment for (gains) losses included in net income	(7,245)	(2,027)	24,256

Comprehensive income, net of tax	$281,924	$227,014	$91,270

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three years ended December 31,

Amounts expressed in thousands

	2004	2003	2002
Common stock, beginning of year	$57,453	$55,933	$53,955
Proceeds of stock options exercised	2,188	1,331	1,581
Tax benefit on sales of incentive stock options	565	189	389
Release of common stock by the ESOP	—	—	8

Common stock, end of year	60,206	57,453	55,933

Accumulated other comprehensive income, beginning of year	84,833	42,140	16,975
Net (decrease) increase in other comprehensive income, net of tax	(4,284)	42,693	25,165

Accumulated other comprehensive income, end of year	80,549	84,833	42,140

Unearned ESOP compensation, beginning of year	—	—	(1,000)
Amortization of unearned ESOP compensation	—	—	1,000

Unearned ESOP compensation, end of year	—	—	—

Retained earnings, beginning of year	1,113,217	1,000,713	999,781
Net income	286,208	184,321	66,105
Dividends paid to shareholders	(80,632)	(71,817)	(65,173)

Retained earnings, end of year	1,318,793	1,113,217	1,000,713

Total shareholders’ equity	$1,459,548	$1,255,503	$1,098,786

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31,

Amounts expressed in thousands

	2004	2003	2002
Cash flows from operating activities:
Net income	$286,208	$184,321	$66,105
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	16,192	16,126	10,233
Net realized investment (gains) losses	(25,065)	(11,207)	70,412
Bond amortization (accretion), net	7,797	2,883	(6,982)
Increase in premiums receivable	(53,413)	(44,831)	(42,834)
Increase in premium notes receivable	(1,082)	(859)	(4,505)
(Decrease) increase in reinsurance recoveries	(8,772)	2,736	(955)
Increase in deferred policy acquisition costs	(27,889)	(27,916)	(25,744)
Increase in unpaid losses and loss adjustment expenses	102,817	118,656	144,345
Increase in unearned premiums	117,934	121,096	114,929
Increase in premiums collected in advance	12,019	7,305	7,558
Increase in loss drafts payable	2,285	15,614	10,717
Decrease (increase) in accrued income taxes, excluding deferred tax on change in unrealized gain	13,698	16,601	(27,003)
Increase in accounts payable and accrued expenses	39,447	38,119	14,632
Other, net	(13,513)	5,808	11,654

Net cash provided from operating activities	468,663	444,452	342,562
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,076,940)	(854,883)	(480,335)
Sales	396,815	122,212	327,464
Calls or maturities	363,372	442,465	119,460
Equity securities available for sale:
Purchases	(247,401)	(217,681)	(207,535)
Sales	278,346	228,588	216,565
(Increase) decrease in receivable from securities	(716)	6,709	(1,246)
Increase in short-term cash investments	(91,557)	(43,006)	(214,855)
Purchase of fixed assets	(26,185)	(35,015)	(29,389)
Sale of fixed assets	797	1,418	2,241

Net cash used in investing activities	$(403,469)	$(349,193)	$(267,630)
Cash flows from financing activities:
Net payments under credit arrangements	$—	$—	$(1,000)
Dividends paid to shareholders	(80,632)	(71,817)	(65,173)
Proceeds from stock options exercised	2,188	1,331	1,581
Payments on ESOP loan	—	(1,000)	(1,000)

Net cash used in financing activities	(78,444)	(71,486)	(65,592)

Net (decrease) increase in cash	(13,250)	23,773	9,340
Cash:
Beginning of the year	36,964	13,191	3,851

End of the year	$23,714	$36,964	$13,191

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company operates as a private passenger automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, commercial automobile and property insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and umbrella insurance. The private passenger automobile lines of insurance exceeded 87% of the Company’s net premiums written in 2004, 2003 and 2002, with approximately 76%, 84% and 86% of the private passenger automobile premiums written in the state of California during 2004, 2003 and 2002, respectively.

The consolidated financial statements include the accounts of Mercury General Corporation (the Company) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury National Insurance Company (formerly known as Mercury Indemnity Company of Illinois), Mercury Indemnity Company of America (formerly known as Mercury Indemnity Company of Florida), Mercury Insurance Services, LLC (MISLLC), American Mercury Insurance Company (AMIC), Mercury Select Management Company, Inc. (MSMC) (formerly known as AFI Management Company, Inc.), American Mercury Lloyds Insurance Company (AML) and Mercury County Mutual Insurance Company (MCM). American Mercury MGA, Inc. (AMMGA), is a wholly owned subsidiary of AMIC. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements also include Concord Insurance Services, Inc., (Concord) a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding MSMC, AMMGA, MISLLC and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

In most cases, the market valuations were drawn from standard trade data sources. In no case were any valuations made by the Company’s management. Fixed maturities at amortized cost to first call date are adjusted for anticipated prepayments. Mortgage-backed securities at amortized cost are adjusted for anticipated prepayment

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

using the prospective method. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges and were valued at the last transaction price on the balance sheet date.

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

The Company writes covered call options through listed exchanges and over-the-counter. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of the purchase price of acquired businesses over the fair value of net assets acquired using the purchase method of accounting. Included in the Company’s consolidated balance sheets are goodwill of $7.3 million and other intangible assets of $5.2 million. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as of January 1, 2002. The goodwill and other intangible assets were determined to have an indefinite useful life and in accordance with SFAS No. 142 are not amortized, but tested for impairment annually or more frequently if circumstances indicate potential impairment. The fair values of goodwill and other intangibles are measured annually based upon projected discounted operating cash flows using a market rate of interest to discount the cash flows. No impairment was recorded during the three years ended December 31, 2004.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Net premiums written during 2004, 2003 and 2002 were $2,646,704,000, $2,268,778,000 and $1,865,046,000, respectively.

One broker produced direct premiums written of approximately 14%, 16% and 16% of the Company’s total direct premiums written during 2004, 2003 and 2002, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

Premium Notes

Premium notes receivable represent the balance due to the Company from policyholders who elect to finance their premiums over the policy term. The Company requires both a down payment and monthly payments as part of its financing program. Premium finance fees are charged to policyholders who elect to finance premiums. The fees are charged at rates that vary with the amount of premium financed. Premium finance fees are recognized over the term of the premium note based upon the effective yield.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Earnings per Share

Earnings per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires presentation of basic and diluted earnings per share for all publicly traded companies. Note 13 of the Notes to Consolidated Financial Statements contains the required disclosures which make up the calculation of basic and diluted earnings per share.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way information about operating segments is reported in financial statements. The Company does not have any operations that require separate disclosure as operating segments.

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

The Insurance Companies, as primary insurers, will be required to pay losses in their entirety in the event that the reinsurers are unable to discharge their obligations under the reinsurance agreements.

Supplemental Cash Flow Information

Interest paid during 2004, 2003 and 2002, was $3,329,000, $3,087,000 and $6,435,000, respectively. Income taxes paid were $107,277,000 in 2004, $44,697,000 in 2003 and $21,154,000 in 2002.

The tax benefit realized on stock options exercised and included in cash provided from operations in 2004, 2003 and 2002 was $565,000, $189,000 and $389,000, respectively.

In 2003, notes payable with a discounted value of $4,315,000 were canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Stock-Based Compensation

The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (“APB”) Opinion No. 25, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share)
Net income, as reported	$286,208	$184,321	$66,105
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(549)	(560)	(485)

Proforma net income	$285,659	$183,761	$65,620

Earnings per share:
Basic–as reported	$5.25	$3.39	$1.22

Basic–pro forma	$5.24	$3.38	$1.21

Diluted–as reported	$5.24	$3.38	$1.21

Diluted–pro forma	$5.23	$3.37	$1.21

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividend yield of 2.5 percent in 2004, 2.8 percent in 2003 and 3.2 percent for 2002, expected volatility of 29.4 percent in 2004, 35.0 percent in 2003 and 33.6 percent in 2002 and expected lives of 6 years for all years. The risk-free interest rates used were 3.9 percent for options granted in 2004, 3.2 percent for options granted during 2003 and 4.4 percent for the options granted during 2002.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. 123R is effective for the first interim reporting period that begins after June 15, 2005. The Company will implement this standard in the third quarter of 2005. The Company believes that the impact of implementing this standard will result in an annual decrease in net income of approximately $0.01 per diluted share.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

There were no other accounting standards issued during 2004 that are expected to have a material impact on the Company’s consolidated financial statements.

(2)    Investments and Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Interest and dividends on fixed maturities	$95,340	$87,586	$95,124
Dividends on equity securities	10,963	14,752	15,478
Interest on short-term cash investments	4,796	3,339	2,951

Total investment income	111,099	105,677	113,553
Investment expense	1,418	1,157	470

Net investment income	$109,681	$104,520	$113,083

A summary of net realized investment gains (losses) is as follows:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$(82)	$3,198	$(34,550)
Equity securities	25,147	8,009	(35,862)

	$25,065	$11,207	$(70,412)

Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$474	$4,529	$11,807
Gross realized losses	(1,316)	(1,161)	(12,894)

Net	$(842)	$3,368	$(1,087)

Equity securities available for sale:
Gross realized gains	$29,863	$15,216	$7,622
Gross realized losses	(4,259)	(4,128)	(6,561)

Net	$25,604	$11,088	$1,061

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$(8,869)	$22,114	$40,858
Income tax expense (benefit)	(3,104)	7,740	14,300

	$(5,765)	$14,374	$26,558

Equity securities	$2,530	$43,598	$(2,178)
Income tax expense (benefit)	876	15,279	(785)

	$1,654	$28,319	$(1,393)

Accumulated unrealized gains and losses on securities available for sale is as follows:

	December 31,
	2004	2003
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$89,175	$96,884
Unrealized losses	(8,819)	(7,658)
Tax effect	(28,124)	(31,229)

	$52,232	$57,997

Equity securities available for sale:
Unrealized gains	$46,284	$43,885
Unrealized losses	(2,474)	(2,605)
Tax effect	(15,334)	(14,444)

	$28,476	$26,836

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,770	$446	$632	$153,584
Obligations of states and political subdivisions	1,637,514	82,121	4,147	1,715,488
Mortgage-backed securities	253,408	1,172	3,617	250,963
Corporate securities	112,170	5,311	323	117,158
Redeemable preferred stock	8,093	125	100	8,118

Totals	$2,164,955	$89,175	$8,819	$2,245,311

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$96,821	$654	$333	$97,142
Obligations of states and political subdivisions	1,502,974	90,674	5,250	1,588,398
Mortgage-backed securities	161,621	1,060	1,131	161,550
Corporate securities	82,207	4,162	672	85,697
Redeemable preferred stock	12,460	334	272	12,522

Totals	$1,856,083	$96,884	$7,658	$1,945,309

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$629	$103,672	$—	$—	$629	$103,672
Obligations of states and political subdivisions	2,202	294,441	1,945	30,322	4,147	324,763
Corporate securities	287	34,560	37	4,167	324	38,727
Mortgage-backed securities	3,560	178,676	58	3,869	3,618	182,545
Redeemable preferred stock	8	1,230	93	1,008	101	2,238

Subtotal, debt securities	6,686	612,579	2,133	39,366	8,819	651,945
Equity securities	1,554	86,640	920	10,014	2,474	96,654

Total temporarily impaired securities	$8,240	$699,219	$3,053	$49,380	$11,293	$748,599

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the consolidated statements of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs.

At December 31, 2004, the Company had a net unrealized gain on all investments of $124.2 million before income taxes which is comprised of unrealized gains of $135.5 million offset by unrealized losses of $11.3 million. Unrealized losses represent 0.4% of total investments at amortized cost. The Company’s investment portfolio includes approximately 400 securities in a gross unrealized loss position. Of these unrealized losses, approximately

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

$8.8 million relate to fixed maturity investments and the remaining $2.5 million relate to equity securities. Approximately $10.6 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to two municipal bonds with unrealized losses of approximately $0.6 million and $0.4 million, respectively, representing market value declines of 19% and 16% of amortized cost. The remaining $0.7 million represents unrealized losses that exceed 20% of amortized costs. The Company has concluded that the gross unrealized losses of $11.3 million at December 31, 2004 are temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

At December 31, 2004, bond holdings rated below investment grade were 1.7% of total investments. The average Standard and Poor’s rating of the bond portfolio was AA. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$72,502	$72,549
Due after one year through five years	175,691	177,909
Due after five years through ten years	486,972	506,740
Due after ten years	1,176,382	1,237,150
Mortgage-backed securities	253,408	250,963

	$2,164,955	$2,245,311

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2004	2003
	(Amounts in thousands)
Land	$12,232	$12,308
Buildings	49,782	46,362
Furniture and equipment	110,654	90,292
Leasehold improvements	2,104	1,603

	174,772	150,565
Less accumulated depreciation	(86,127)	(71,279)

Net fixed assets	$88,645	$79,286

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Balance, beginning of year	$146,951	$119,035	$93,291
Costs deferred during the year	590,442	501,230	404,129
Amortization charged to expense	(562,553)	(473,314)	(378,385)

Balance, end of year	$174,840	$146,951	$119,035

(5)    Notes Payable

The Company had outstanding debt at December 31, 2004 of $124.7 million. The debt consists of the proceeds from an August 7, 2001 public debt offering where the Company issued $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs approximately 7.44%. At December 31, 2004, the book value of the debt was $124.7 million and the fair market value was $141.3 million based upon quotations received from securities dealers.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap significantly reduced interest expense in 2002, 2003 and 2004, but does expose the Company to higher interest expense in future periods, should LIBOR rates increase. The effective annualized interest rate in 2004 was 3.3%. The swap is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(6)    Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Federal
Current	$101,259	$49,299	$23,593
Deferred	9,916	11,606	(29,271)

	$111,175	$60,905	$(5,678)

State
Current	$5,257	$374	$237
Deferred	5,203	201	4

	$10,460	$575	$241

Total
Current	$106,516	$49,673	$23,830
Deferred	15,119	11,807	(29,267)

Total	$121,635	$61,480	$(5,437)

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Computed tax expense at 35%	$142,745	$86,030	$21,234
Tax-exempt interest income	(26,288)	(26,967)	(27,656)
Dividends received deduction	(2,509)	(2,734)	(3,065)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	4,193	4,322	4,689
Other, net	3,494	829	(639)

Income tax expense (benefit)	$121,635	$61,480	$(5,437)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2004	2003
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$59,400	$47,670
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,681	16,957
Write-down of impaired investments	6,466	18,281
Capital loss carryforwards	3,814	838
Other deferred tax assets	1,830	1,409

Total gross deferred tax assets	87,191	85,155

Deferred tax liabilities
Deferred acquisition costs	(61,194)	(51,433)
Tax liability on net unrealized gain on securities carried at market value	(43,363)	(45,673)
Tax depreciation in excess of book depreciation	(5,715)	(169)
Accretion on bonds	(447)	(57)
Undistributed earnings of insurance subsidiaries	(3,250)	—
Other deferred tax liabilities	(3,828)	(5,631)

Total gross deferred tax liabilities	(117,797)	(102,963)

Net deferred tax liabilities	$(30,606)	$(17,808)

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments (“NPAs”) issued against the Company for tax years 1993 through 1996. In these NPAs, the California Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE and a rehearing was granted. The rehearing is expected to be held in the spring of 2005.

The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is meritorious and that this is further supported by the SBE’s decision to grant a rehearing on the matter. The potential net liability on the franchise tax issues in 1993 through 1996, after federal tax benefit, amounts to approximately $9 million. The Company has recorded a tax liability of approximately $1 million for the issues related to these tax years.

On September 29, 2004, California Governor Arnold Schwarzenegger signed into law Assembly Bill 263 (“AB 263”). The law resolves an issue raised by the FTB where they interpreted a legal ruling (“Ceridian”) to eliminate a dividends received deduction (“DRD”) taken by insurance companies. AB 263 provides for an 80% DRD for tax

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

years 1997 through 2007 and an 85% DRD for tax years after 2007. The Company intends to refile its 1997 through 2003 tax returns based on the DRD established by AB 263. The tax liability for this item is included in the tax liabilities at December 31, 2004.

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Gross reserves for losses and loss adjustment expenses at beginning of year	$797,927	$679,271	$534,926
Less reinsurance recoverable	(11,771)	(14,382)	(18,334)

Net reserves, beginning of year	786,156	664,889	516,592
Incurred losses and loss adjustment expenses related to:
Current year	1,640,197	1,447,986	1,242,060
Prior years	(57,943)	4,065	26,183

Total incurred losses and loss adjustment expenses	1,582,254	1,452,051	1,268,243

Loss and loss adjustment expense payments related to:
Current year	1,020,154	892,658	759,165
Prior years	461,649	438,126	360,781

Total payments	1,481,803	1,330,784	1,119,946

Net reserves for losses and loss adjustment expenses at end of year	886,607	786,156	664,889
Reinsurance recoverable	14,137	11,771	14,382

Gross reserves, end of year	$900,744	$797,927	$679,271

The decrease in the provision for insured events of prior years in 2004 relates largely to a decrease in the estimated inflation rates on the 2002 and 2003 accident years on bodily injury coverage for California automobile insurance. For 2003 and 2002, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

During the third quarter of 2004, the state of Florida was ravaged by four hurricanes. The Company estimated that its pre-tax losses resulting from these hurricanes is approximately $22 million. The estimate is based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes. This compares with the pre-tax losses of approximately $16 million incurred from the California firestorms in 2003.

(8)    Dividend Restrictions

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2005, the direct insurance subsidiaries of the Company are permitted to

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

pay approximately $235 million in dividends to the Company without the prior approval of the Insurance Commissioner of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2004 and 2003, the Insurance Companies paid dividends to Mercury General Corporation of $99.0 million and $76.0 million, respectively.

(9)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2004, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $270,466,000, $168,118,000 and $14,792,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2004 and 2003 was $1,361,072,000 and $1,169,427,000, respectively.

The Company has estimated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2004 according to the formula issued by the NAIC. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

(10)    Commitments and Contingencies

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2012. Total rent expense under these lease agreements was $6,921,000, $6,150,000 and $4,815,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2005	$6,984
2006	$6,367
2007	$5,820
2008	$3,908
2009	$1,976
Thereafter	$670

In January 2005, the Company completed the acquisition of a 157,000 square foot office building which houses the Company’s Eastern Region operations that the Company previously leased. The purchase price of $24,888,000 includes the assumption of a secured promissory note in the amount of $11,250,000. Under the terms of the note, interest only is payable quarterly at a rate based on LIBOR. The terms of the note also contain restrictions for prepayment which includes penalties for partial or complete prepayment. The note matures on August 1, 2008 at which time the principal and any outstanding interest is due and payable.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the California Companies. The plaintiff asserted that the brokers who sell the Company’s products should not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents the Company from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. The Company appealed, which had the effect of staying all but the advertising aspects of the court’s injunction. After the trial court decision, the Company changed its comparative rate advertising and now discloses the possibility that broker fees may be charged. In October 2004, the California Court of Appeals upheld the judgment of the trial court and denied the Company’s request for rehearing. On January 19, 2005, the California Supreme Court denied the Company’s petition to review the decision rendered by the California Court of Appeals.

Following the decision by the California Supreme Court not to review the California Court of Appeals’ ruling, representatives of the Company held discussions with representatives of the plaintiffs and of the California DOI regarding changes to the Company’s business practices that have been or may be implemented in response to the case. As a result of these discussions, a stipulation was filed jointly by the plaintiffs and the company to extend the stay of the trial court’s injunction that was in place during the appeals process. The Company filed a Motion to Vacate the trial court’s injunction on the basis that the Company has implemented material changes in its relationship with broker-agents. A hearing is scheduled on March 24, 2005 in the Superior Court of the State of California regarding the Company’s Motion to Vacate. The Company is unable to estimate the impact, if any, should it be required to appoint its brokers as agents.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) to the California Companies based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the California Companies willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The California Companies filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a resolution is reached on the Robert Krumme case. Settlement negotiations have commenced in order to resolve the matter including reimbursement of costs to the DOI and the payment of a monetary penalty. No specific discussions have taken place regarding the amount of monetary penalty, except that the DOI has indicated that a monetary penalty would

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

be required. The Company is unable to estimate the ultimate amount of the monetary penalty therefore no adjustment for the potential monetary penalty is recorded in the financial statements.

In Kate Steinbeck vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Orange County Superior Court), filed October 7, 2004, the plaintiff alleges that billing service fees charged in connection with installment payments made by insureds constitute premium and that Section 381 of the California Insurance Code bars the charging of premium not specified in the policy. The Complaint states claims for breach of contract, violations of the California Unfair Competition Law, violation of the California Consumer Legal Remedies Act, and common count claims for unjust enrichment and money had and received under this theory. The Complaint also seeks class action status, unspecified damages and restitution, injunctive relief, and unspecified attorneys’ fees. On January 19, 2005, the Company filed a Demurrer to the Complaint seeking its dismissal with prejudice for failure to state a claim and a Motion to Strike Certain Allegations in the Complaint. The latter motion seeks to strike the class and representative allegations in the Complaint in the event the Demurrer is not sustained with prejudice as to all of the plaintiff’s alleged individual causes of actions. The Demurrer and Motion to Strike are currently scheduled to be heard in April 2005. The Company believes that its actions are in compliance with both industry practice and California law and intends to vigorously defend this case. The Company can not predict the ultimate outcome at this stage of the proceedings.

Sam Donabedian, individually, and on behalf of those similarly situated vs. Mercury Insurance Company (Los Angeles Superior Court), filed April 20, 2001, involves a dispute over insurance rates/premiums charged to the plaintiff and the legality of persistency discounts. The action was dismissed when the Company’s Demurrer to the plaintiff’s First Amended Complaint was sustained without leave to amend. The dismissal of this case was appealed and then overruled by an Appellate Court on the basis that there are factual issues as to whether the persistency discounts as applied comply with the Company’s class plan and the California Insurance Code. The California Supreme Court declined to grant review. The plaintiff filed a Second Amended Complaint in December 2004, which specifically alleges that the Company violated California Business and Professional Code 17200 et seq. and California Civil Code Section 1750et seq. and that it breached the implied covenant of good faith and fair dealing. The Second Amended Complaint seeks relief in the form of an injunction to cease the alleged unfair business acts, notification to policyholders of the alleged acts, unspecified restitution and monetary damages including punitive damages and unspecified attorney’s fees and costs. The plaintiff filed a Third Amended Complaint in February 2005 which was substantially the same as the Second Amended Complaint. The Company filed Demurrers to the Amended Complaints. A hearing is scheduled for April 22, 2005. No trial date has been scheduled and the Plaintiff has not filed a motion seeking to certify the putative class. The Company intends to vigorously defend this case. Since the case is in its early stages, the Company is not able to determine the potential outcome of this matter and potential liability exposure.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, Mercury General Corporation (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing us from using valuation software and unspecified attorneys’ fees and costs. In 2003, the court granted the Company’s motion to stay the action pending compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor has been confirmed by the court in January 2005. Based upon the arbitration result and other defenses, the Company intends to challenge the pleadings and seek dismissal. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on demurrer. The plaintiffs filed a Second Amended Complaint on June 28, 2004 which was substantially the same as the original complaint. The Company has answered the Second Amended Complaint and will file a Motion for Summary Judgment as to the claims of Ms. Goodman. The Company expects the Motion to be heard in May 2005. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements.

(11)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee Profit Sharing Plan (the “Plan”). The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. The annual contribution was $1,700,000, $1,500,000 and $1,500,000 for plan years ended December 31, 2004, 2003 and 2002, respectively.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $2,841,000, $2,235,000 and $2,030,000 for the plan years ended December 31, 2004, 2003 and 2002, respectively.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1 million of the Company’s common stock in the open market for allocation to the Plan participants. The Company recognized $1,000,000 as compensation expense in 2004, 2003 and 2002, respectively.

(12)    Common Stock

Dividends paid per-share in 2004, 2003 and 2002 were $1.48, $1.32 and $1.20, respectively and dividends paid in total in 2004, 2003 and 2002 were $80,632,000, $71,817,000 and $65,173,000, respectively.

The Company adopted a stock option plan in October 1985 (the “1985 Plan”) under which 5,400,000 shares were reserved for issuance. Options granted during 1985 were exercisable immediately. Subsequent options granted become exercisable 20% per year beginning one year from the date granted. All options were granted at the market price on the date of the grant and expire in 10 years.

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeds the 1985 Plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the 1985 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2004 no awards other than options have been granted.

A summary of the status of the Company’s plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	547,970	$32.662	582,950	$31.118	580,800	$27.739
Granted during the year	54,500	51.412	32,500	39.856	87,000	41.497
Exercised during the year	(90,565)	24.158	(62,480)	21.307	(84,850)	18.629
Canceled or expired	(5,240)	40.452	(5,000)	41.335	—	—

Outstanding at end of year	506,665	36.118	547,970	32.662	582,950	31.118

Options exercisable at year-end	320,365		331,090		313,690
Weighted-average fair value of options granted during the year	$13.80		$11.40		$11.79

The following table summarizes information regarding the stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/04	Weighted Avg. Exercise Price
$15.00 to 15.9375	25,500	0.42	$15.588	25,500	$15.558
$21.75 to 29.77	128,240	3.77	24.641	114,840	24.422
$31.22 to 48.5314	352,925	6.84	41.772	180,025	39.572

$15.00 to 48.5314	506,665	5.74	36.118	320,365	32.232

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(13)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2004			2003			2002
	(000’s)	(000’s)		(000’s)	(000’s)		(000’s)	(000’s)
	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$286,208	54,471	$5.25	$184,321	54,402	$3.39	$66,105	54,314	$1.22
Effect of dilutive securities:
Options	—	162		—	145		—	188

Diluted EPS
Income available to common stockholders after assumed conversions	$286,208	54,633	$5.24	$184,321	54,547	$3.38	$66,105	54,502	$1.21

The diluted weighted shares excludes incremental shares of 8,000, 133,000 and 8,000 for 2004, 2003 and 2002, respectively. These shares are excluded due to their antidilutive effect.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 42.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For this and other information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 11, 2005, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2004 are contained herein as listed in the Index to Consolidated Financial Statements on page 40.

2.	Financial Statement Schedules:

Title

Report of Independent Registered Public Accounting Firm

Schedule I—Summary of Investments—Other than Investments in Related Parties

Schedule II—Condensed Financial Information of Registrant

Schedule IV—Reinsurance

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.

3.2	By-laws of the Company, as amended to date.

4.1(2)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

4.2(3)	Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.

4.3(4)

Officers’ Certificate establishing the Company’s 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

10.1(1)	Form of Agency Contract.

10.2(5)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(6)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(6)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(7)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(7)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(8)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(11)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(12)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(12)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14(9)*	The 1995 Equity Participation Plan.

10.15(7)	Stock Purchase Agreement between Mercury General Corporation as Purchaser and AFC as Seller dated November 15, 1996.

10.16(10)

Management agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.17(10)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.

10.18(10)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.

10.19(10)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.

10.20(10)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.

10.21(10)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.

10.22(11)	Management Agreement effective January 1, 2002 between Mercury Insurance Services LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.23(13)*	Director Compensation Arrangements.

21.1	Subsidiaries of the Company.

23.1	Accountants’ Consent.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2

Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
(2)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(3)	This document was filed as an exhibit to Registrant’s Form S-3 filed on June 4, 2001, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed on August 6, 2001, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form S-8 filed on March 8, 1996, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 8-K filed on February 3, 2005, and is incorporated herein by this reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GEORGE JOSEPH
George Joseph Chairman of the Board and Chief Executive Officer

March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Operating Officer Director	March 9, 2005

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2005

/s/ NATHAN BESSIN Nathan Bessin	Director	March 9, 2005

/s/ BRUCE A. BUNNER Bruce A. Bunner	Director	March 9, 2005

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	March 9, 2005

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	March 9, 2005

/s/ CHARLES MCCLUNG Charles McClung	Director	March 9, 2005

/s/ DONALD P. NEWELL Donald P. Newell	Director	March 9, 2005

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

Under date of March 11, 2005 we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

March 11, 2005

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities available for sale
Bonds:
U.S. Government	$153,770	$153,584	$153,584
States, municipalities	1,637,514	1,715,488	1,715,488
All other corporate bonds	112,170	117,158	117,158
Mortgage-backed securities	253,408	250,963	250,963
Redeemable preferred stock	8,093	8,118	8,118

Total fixed maturities available for sale	2,164,955	2,245,311	2,245,311

Equity securities:
Common stocks:
Public utilities	74,106	102,616	102,616
Banks, trust and insurance companies	14,286	17,865	17,865
Industrial, miscellaneous and all other	69,096	77,590	77,590
Nonredeemable preferred stocks	53,065	56,291	56,291

Total equity securities available for sale	210,553	254,362	254,362

Short-term investments	421,369		421,369

Total investments	$2,796,877		$2,921,042

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES—(Continued)

December 31, 2003

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities available for sale
Bonds:
U.S. Government	$96,821	$97,142	$97,142
States, municipalities	1,502,974	1,588,398	1,588,398
All other corporate bonds	82,207	85,697	85,697
Mortgage-backed securities	161,621	161,550	161,550
Redeemable preferred stock	12,460	12,522	12,522

Total fixed maturities available for sale	1,856,083	1,945,309	1,945,309

Equity securities:
Common stocks:
Public utilities	63,810	78,447	78,447
Banks, trust and insurance companies	5,841	7,682	7,682
Industrial, miscellaneous and all other	67,852	86,753	86,753
Nonredeemable preferred stocks	85,610	91,511	91,511

Total equity securities available for sale	223,113	264,393	264,393

Short-term investments	329,812		329,812

Total investments	$2,409,008		$2,539,514

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31,

	2004	2003
	Amounts in thousands
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,900 in 2004 and $2,162 in 2003)	$1,999	$2,304
Equity securities, available for sale (cost $14,537 in 2004 and $16,206 in 2003)	16,718	20,019
Short-term cash investments, at cost, which approximates market	12,467	8,499
Investment in subsidiaries	1,554,925	1,343,385

Total investments	1,586,109	1,374,207
Amounts due from affiliates	—	139
Income taxes	—	6,074
Other assets	2,129	1,465

Total assets	$1,588,238	$1,381,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$124,743	$124,714
Accounts payable and accrued expenses	1,937	1,186
Amounts payable to affiliates	77	—
Income Taxes	1,797	—
Other liabilities	136	482

Total liabilities	128,690	126,382

Shareholders’ equity:
Common stock	60,206	57,453
Accumulated other comprehensive income	80,549	84,833
Retained earnings	1,318,793	1,113,217

Total shareholders’ equity	1,459,548	1,255,503

Total liabilities and shareholders’ equity	$1,588,238	$1,381,885

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31,

	2004	2003	2002
	Amounts in thousands
Revenues:
Net investment income	$1,451	$2,097	$2,698
Other	3,721	876	(8,865)

Total revenues (expenses)	5,172	2,973	(6,167)

Expenses:
Other operating expenses	2,502	2,490	1,945
Interest	4,222	3,056	4,100

Total expenses	6,724	5,546	6,045

Loss before income taxes and equity in net income of subsidiaries	(1,552)	(2,573)	(12,212)
Income tax expense (benefit)	2,590	(2,276)	(5,114)

Loss before equity in net income of subsidiaries	(4,142)	(297)	(7,098)
Equity in net income of subsidiaries	290,350	184,618	73,203

Net income	$286,208	$184,321	$66,105

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three years ended December 31,

	2004	2003	2002
	Amounts in thousands
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$629	$(3,985)	$1,798
Cash flows from investing activities:
Capital contribution to controlled entities	(22,000)	(11,500)	(8,000)
Dividends from subsidiaries	99,000	76,000	75,000
Fixed maturities, at market:
Purchases	—	—	—
Sales	—	2,860	—
Calls or maturities	282	8	3
Equity securities:
Purchases	(21,252)	(3,619)	(144,107)
Sales	24,901	8,595	137,414
Calls	1,250	1,450	4,060
Decrease (increase) in short term cash investments, net	(3,968)	754	44

Net cash provided by investing activities	78,213	74,548	64,414
Cash flows from financing activities:
Net payments under credit arrangements	—	—	(1,000)
Dividends paid to shareholders	(80,632)	(71,817)	(65,173)
Stock options exercised	2,188	1,331	1,581
Net decrease of ESOP loan	—	—	(1,000)

Net cash used in financing activities	(78,444)	(70,486)	(65,592)
Net increase in cash	398	77	620
Cash:
Beginning of the year	18	(59)	(679)

End of the year	$416	$18	$(59)

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2004 and 2003

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Dividends Received From Subsidiaries

Dividends of $99,000,000, $76,000,000 and $75,000,000 were received by the Company from its wholly-owned subsidiaries in 2004, 2003 and 2002, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Capitalization of Subsidiaries

Capital contributions of $22,000,000 and $11,500,000 were made by the Company to its insurance subsidiaries during 2004 and 2003, respectively.

Statements of Cash Flow

In 2003, notes payable with a discounted value of $4,315,000 was canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31,

	Direct amount	Ceded to other companies	Assumed	Net amount
	Amounts in thousands
Property and Liability insurance earned premiums
2004	$2,534,307	$6,743	$1,072	$2,528,636
2003	$2,151,598	$7,650	$1,099	$2,145,047
2002	$1,748,645	$8,866	$1,748	$1,741,527