Form 10-Q
period 2005-03-31
MERCURY GENERAL CORP
filed 2005-05-06
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Exchange Act).

Yes  ☒    No  ☐

At April 25, 2005, the Registrant had issued and outstanding an aggregate of 54,541,818 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,269,598 in 2005 and $2,164,955 in 2004)	$2,327,639	$2,245,311
Equity securities available for sale (cost $210,938 in 2005 and $210,553 in 2004)	256,768	254,362
Short-term cash investments, at cost, which approximates market	456,164	421,369

Total investments	3,040,571	2,921,042
Cash	29,834	23,714
Receivables:
Premiums receivable	293,497	284,690
Premium notes	24,722	23,702
Accrued investment income	28,856	28,855
Other	13,784	30,415

Total receivables	360,859	367,662
Deferred policy acquisition costs	183,429	174,840
Fixed assets, net	119,198	88,645
Other assets	22,258	33,840

Total assets	$3,756,149	$3,609,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$919,872	$900,744
Unearned premiums	844,828	799,679
Notes payable	136,001	124,743
Loss drafts payable	89,764	82,245
Accounts payable and accrued expenses	119,251	138,836
Current income taxes	17,455	10,123
Deferred income taxes	29,633	30,606
Other liabilities	115,176	63,219

Total liabilities	2,271,980	2,150,195

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value
Authorized 70,000,000 shares; issued and outstanding 54,540,818 shares in 2005 and 54,514,693 shares in 2004	61,041	60,206
Accumulated other comprehensive income	67,363	80,549
Retained earnings	1,355,765	1,318,793

Total shareholders’ equity	1,484,169	1,459,548

Total liabilities and shareholders’ equity	$3,756,149	$3,609,743

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2005	2004
Revenues:
Earned premiums	$684,714	$591,937
Net investment income	28,785	25,728
Net realized investment gains	4,216	5,674
Other	1,623	1,117

Total revenues	719,338	624,456

Expenses:
Losses and loss adjustment expenses	448,246	371,996
Policy acquisition costs	151,058	132,162
Other operating expenses	34,720	23,300
Interest	1,469	713

Total expenses	635,493	528,171

Income before income taxes	83,845	96,285
Income taxes	23,421	27,469

Net income	$60,424	$68,816

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,534,956 in 2005 and 54,430,277 in 2004)	$1.11	$1.26

DILUTED EARNINGS PER SHARE (weighted average shares 54,716,541 as adjusted by 181,585 for the dilutive effect of options in 2005 and 54,606,916 as adjusted by 176,639 for the dilutive effect of options in 2004)	$1.10	$1.26

Dividends declared per share	$0.43	$0.37

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2005	2004
Net income	$60,424	$68,816
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(17,271)	15,352
Reclassification adjustment for net gains included in net income	(3,007)	(4,130)

Other comprehensive (losses) income before tax	(20,278)	11,222
Income tax (benefit) expense related to unrealized holding (losses) gains arising during period	(6,040)	5,383
Income tax benefit related to reclassification adjustment for net gains included in net income	(1,052)	(1,445)

Comprehensive income, net of tax	$47,238	$76,100

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2005	2004
Cash flows from operating activities:
Net income	$60,424	$68,816
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	4,061	3,910
Net realized investment gains	(4,216)	(5,674)
Bond amortization, net	3,155	2,212
Increase in premiums receivable	(8,807)	(15,175)
Increase in premium notes receivable	(1,020)	(476)
Increase in deferred policy acquisition costs	(8,589)	(10,067)
Increase in unpaid losses and loss adjustment expenses	19,128	7,724
Increase in unearned premiums	45,149	37,704
Increase (decrease) in loss drafts payable	7,519	(756)
(Decrease) increase in accounts payable and accrued expenses	(19,585)	1,606
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	13,463	15,436
Other, net	36,375	9,773

Net cash provided from operating activities	147,057	115,033

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(345,133)	(285,516)
Sales	165,585	91,118
Calls or maturities	71,584	75,363
Equity securities available for sale:
Purchases	(99,960)	(80,399)
Sales	102,012	77,393
Increase in payable for securities	31,617	4,439
(Increase) decrease in short-term cash investments, net	(34,795)	42,263
Purchase of fixed assets	(9,432)	(5,921)
Sale of fixed assets	322	146

Net cash used in investing activities	$(118,200)	$(81,114)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2005	2004
Cash flows from financing activities:
Dividends paid to shareholders	$(23,452)	$(20,143)
Proceeds from stock options exercised	715	480

Net cash used in financing activities	(22,737)	(19,663)

Net increase in cash	6,120	14,256
Cash:
Beginning of the period	23,714	36,964

End of the period	$29,834	$51,220

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$2,018	$1,450
Income taxes paid during the period	$9,832	$11,876
Tax benefit realized on stock options exercised included in cash provided from operations	$119	$157
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$11,250	$—

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to loss and loss adjustment expenses. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company wrote down approximately $1.9 million ($1.2 million after tax) of its investments as other-than-temporary declines during the first quarter of 2005. The Company did not recognize any write down of its investments as other-than-temporary declines during the first quarter of 2004.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Stock Option Plan Accounting

The Company applies APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Quarter Ended March 31, (Amounts in thousands, except per share)
	2005	2004
Net income, as reported	$60,424	$68,816
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(130)	(127)

Proforma net income	$60,294	$68,689

Earnings per share:
Basic – as reported	$1.11	$1.26

Basic – pro forma	$1.11	$1.26

Diluted – as reported	$1.10	$1.26

Diluted – pro forma	$1.10	$1.26

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2005: dividend yield of 3.1 percent, expected volatility of 28.0 percent, and expected lives of 6 years. The risk-free interest rate used was 3.8 percent for options granted in 2005. No options were granted during the first quarter of 2004.

4.	Recently Issued Accounting Standards

On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to amend the date for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 87% of the Company’s $729.8 million of net written premiums in the first quarter of 2005.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). During the first quarter of 2005, California accounted for approximately 72% of the Company’s net premiums written compared to approximately 79% for the first quarter of 2004.

In January 2005, the Company completed the acquisition of a 157,000 square foot office building located in Clearwater, Florida which houses the Company’s Eastern Region operations. The purchase price of $24,888,000 included cash in the amount of $13,638,000 and the assumption of a secured promissory note in the amount of $11,250,000.

Effective April 1, 2005, the Company purchased catastrophe reinsurance that provides for coverage on Florida and Georgia property equal to 95% of $80 million in excess of the first $70 million of losses per occurrence. The reinsurance was placed with domestic and non-domestic reinsurers and several Lloyds syndicates. This treaty affords coverage in addition to that provided by the Florida Hurricane Catastrophe Trust Fund (“FHCF”). The Company estimates that the FHCF provides coverage equal to 90% of approximately $22 million in excess of approximately $9 million.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”), in each state for which the Company operates, conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. The California DOI completed a financial examination of the Company’s California insurance subsidiaries as of December 31, 2003. The examination resulted in no material findings or recommendations. At March 31, 2005, the Georgia DOI and the Florida DOI are conducting financial examinations for the period ended December 31, 2003. Reports for these examinations are not yet available. The Texas DOI will commence a financial examination of Mercury County

Mutual Insurance Company and American Mercury Lloyds Insurance Company for the period ended December 31, 2004 beginning in May 2005.

On September 29, 2004, California Governor Arnold Schwarzenegger signed into law Assembly Bill 263 (“AB 263”). The law resolves an issue raised by the California Franchise Tax Board (“FTB”), which interpreted the California Court of Appeals decision in Ceridian Corporation v. FTB as invalidating the dividend received deduction (“DRD”) for dividends received from insurance companies. In response to Ceridian, AB 263 retroactively provides for a DRD of 80% for tax years ending on or after December 1, 1997 and commencing before January 1, 2004. The 80% DRD continues for all years beginning on or after January 1, 2004 and ending before January 1, 2008 and thereafter increases to 85%. In March 2005, the Company filed and paid the amounts due on its 1997 through 2003 tax returns based on the DRD established by AB 263. The amounts due had previously been accrued for in a prior period.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE and a rehearing was granted. The rehearing is scheduled to be held on July 1, 2005.

The potential net liability on the franchise tax issues for 1993 through 1996, after federal tax benefit, amounts to approximately $13 million, which includes a potential tax amnesty interest penalty of approximately $4 million. The amnesty penalty relates to a revenue enhancement provision contained in the California Tax Amnesty legislation requiring taxpayers with tax assessments for tax years 2002 and prior, whether or not disputed, to pay amounts due by March, 31, 2005 or risk paying an additional penalty amount equal to 50% of the interest computed on the original assessment for the period beginning with the due date of the return and ending on March 31, 2005. These amounts would be due should the Company not prevail on the underlying tax issues.

The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and that this is further supported by the SBE’s decision to grant a rehearing on the matter. The Company has established a tax liability of approximately $1 million for the issues related to the tax years 1993 through 1996. An unfavorable ruling against the Company in the July 1, 2005 rehearing may have a material impact on the quarterly results of operations.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. For a further discussion of the Company’s pending material litigation, see Item 1. Legal Proceedings in Part II – Other Information of this Quarterly Report on Form 10-Q and also see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At March 31, 2005, the Company recorded its point estimate of approximately $920 million in loss and loss adjustment expense reserves which includes approximately $259 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims for losses occurring on or prior to March 31, 2005 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the quarter ended March 31, 2005, the Company had positive development of approximately $20 million on the 2004 and prior year loss reserves which at December 31, 2004 totaled $901 million. The Company attributes a large portion of this redundancy to a change in the inflation rate assumptions used to establish bodily injury coverage reserves for the California automobile insurance line of business for the 2003 and 2004 accident years. The change in these inflation assumptions accounted for approximately $13 million of the decrease in the expected ultimate losses on the reserves established at December 31, 2004.

At December 31, 2004, the Company had estimated bodily injury inflation rates of approximately 1% on the 2003 and 2004 accident years. At March 31, 2005, these assumptions were reduced to negative (deflation) amounts of slightly less than zero for the 2003 accident year and negative 1% for the 2004 accident year. The Company changed its inflation assumptions based on factors that continued to develop during the first quarter of 2005. These included a favorable trend in the average amounts paid on closed claims for the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

Bodily injury inflation for the most recent accident years is one of the most difficult components of the Company’s reserves to estimate because a large portion of the claims have not yet been settled. As time passes and more claims from an accident year are settled, the actual inflation rate becomes more certain. Since there are still a significant amount of open bodily injury claims for the 2004 accident year, it is quite possible that inflation rate assumptions will change as more of those claims are settled in the future.

The Company estimates that each percentage point change in the inflation rate assumption impacts an accident year by approximately $2.5 million individually with a compounding effect if adjusted for multiple accident years. For example, if two accident years were increased by 1% the effect would be a $2.5 million reserve increase for the earlier year and a $5 million reserve increase on the latter year.

The Company had smaller redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states and within its loss expense reserves. When aggregated, these account for the remainder of the positive reserve development experienced in the first quarter of 2005.

The Company complies with SFAS No. 60 in recognizing revenue on insurance premiums written. The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no cases were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the statement of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than- temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the balance sheet to realized investment losses on the statement of income.

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

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions in the markets serviced by the Company, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all risk factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Premiums earned in the first quarter of 2005 increased approximately 16% from the corresponding period in 2004. Net premiums written in the first quarter of 2005 increased 16% from the corresponding period in 2004. Net premiums written on the California automobile lines of business were $480.6 million in the first quarter of 2005, an increase of 4% over the same period in 2004. Net premiums written by the Company’s non-California operations were $203.8 million in the first quarter, an increase of approximately 57% over the same period in 2004. The growth in net premiums written is primarily due to an increase in unit sales and growth in markets recently entered.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended March 31, 2005 and 2004, respectively:

	Quarter Ended March 31,
	2005	2004
Net premiums written	$729,830	$630,283
Increase in unearned premiums	45,116	38,346

Earned premiums	$684,714	$591,937

The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 65.5% in 2005 and 62.8% in 2004. The loss ratio in the current quarter, as compared to the first quarter of 2004, was negatively impacted by increased loss frequency, particularly in the California homeowners line of business, caused by near record rainfall in the state of California. Positive development on prior period loss reserves was approximately $20 million and $15 million, respectively, for the periods ended March 31, 2005 and 2004.

The expense ratio (GAAP basis) in the first quarter of 2005 (policy acquisition costs and other expenses related to premiums earned) was 27.1% compared to 26.3% in the corresponding period of 2004. The increase in the expense ratio is largely due to higher advertising expense in 2005.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 92.6% in the first quarter of 2005 compared with 89.1% in the corresponding period of 2004, which indicates that the Company’s underwriting performance contributed $50.7 million to the Company’s income before income taxes of $83.8 million during the 2005 period versus contributing $64.5 million to the Company’s income before income tax of $96.3 million in the 2004 period.

Investment income for the first quarter 2005 was $28.8 million, compared with $25.7 million in the first quarter of 2004. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.4% in the first quarter of 2005 compared to 3.7% in the corresponding period of 2004 on average invested assets of $2,924.2 million and $2,507.4 million, respectively. The decrease in after-tax yield is largely due to overall lower yields earned on the portfolio which is reflective of current market conditions in 2005 when compared to the same period in 2004.

The income tax provision in the first quarter of 2005 of $23.4 million represented an effective tax rate of 28%, compared with an effective rate of 29% in the corresponding period of 2004. The lower rate in 2005 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the first quarter 2005 of $60.4 million, or $1.10 per share (diluted), compares with $68.8 million, or $1.26 per share (diluted), in the corresponding period of 2004. Basic net income per share was $1.11 in the first quarter of 2005 and $1.26 in the first quarter of 2004.

Liquidity and Capital Resources

Net cash provided from operating activities in the first quarter of 2005 was $147.1 million, an increase of $32.0 million over the same period in 2004. This increase was primarily due to the growth in premiums reflecting increases in policy sales partially offset by an increase in losses and loss adjustment expense paid in the first quarter of 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $237.2 million, was reinvested by the Company generally in higher-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $486.0 million at March 31, 2005. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of March 31, 2005:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$186,050	$184,814
Municipal bonds	1,687,478	1,745,985
Mortgage-backed securities	258,829	256,286
Corporate bonds	131,658	134,889
Redeemable preferred stock	5,583	5,665

	2,269,598	2,327,639
Equity securities:
Common Stock:
Public utilities	68,033	99,641
Banks, trusts and insurance companies	9,559	11,482
Industrial and other	82,282	91,707
Non-redeemable preferred stock	51,064	53,938

	210,938	256,768
Short-term cash investments	456,164	456,164

Total investments	$2,936,700	$3,040,571

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at March 31, 2005 by $103.9 million. That net unrealized gain of $103.9 million, reflected in shareholders’ equity, net of applicable tax effects, was $67.4 million at March 31, 2005, compared with a net unrealized gain of $124.2 million or $80.5 million, net of applicable tax effects, at December 31, 2004. The decrease in unrealized gains is largely due to a decrease in the market value of bond holdings resulting from the current rising interest rate environment partially offset by an increase in the market value of the equity portfolio.

At March 31, 2005, the average rating of the $2,322.0 million bond portfolio at market (amortized cost $2,264.0 million) was AA, the same average rating at December 31, 2004. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2005, bond holdings rated below investment grade totaled $45.0 million at market (amortized cost $43.6 million) representing approximately 1.5% of total investments. This compares to approximately $50.4 million at market (cost $48.1 million) representing approximately 1.7% of total investments at December 31, 2004.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than- temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $1.9 million ($1.2 million after taxes) in write-downs of its investments as other-than-temporary declines during the first quarter of 2005.

During the first quarter of 2005, the Company recognized approximately $4.2 million in net realized gains which is comprised of realized gains of $8.7 million offset by realized losses of $4.5 million. Realized losses are comprised of $2.6 million from the disposal of securities with a total amortized cost of approximately $67 million and $1.9 million in write-downs of investments as other-than-temporary declines. Approximately $1.8 million of the $2.6 million realized losses from disposal relates to securities held as of December 31, 2004 with no loss on any one individual security exceeding $0.3 million.

At March 31, 2005, the Company had a net unrealized gain on all investments of $103.9 million before income taxes which is comprised of gross unrealized gains of $121.4 million offset by unrealized losses of $17.5 million. Unrealized losses represent 0.6% of total investments at amortized cost. Of these unrealized losses, approximately $14.4 million relate to fixed maturity investments and the remaining $3.1 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$1,383	$154,262	$—	$—	$1,383	$154,262
Obligations of states and political subdivisions	4,764	488,134	3,207	59,858	7,971	547,992
Corporate securities	1,204	58,147	83	4,117	1,287	62,264
Mortgage-backed securities	3,197	186,285	539	18,967	3,736	205,252
Redeemable Preferred Stock	20	5,665	—	—	20	5,665

Subtotal, debt securities	$10,568	$892,493	$3,829	$82,942	$14,397	$975,435
Equity Securities	2,679	112,323	385	3,174	3,064	115,497

Total temporarily impaired securities	$13,247	$1,004,816	$4,214	$86,116	$17,461	$1,090,932

Approximately $15.7 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to two municipal bonds and one corporate bond with unrealized losses of approximately $0.4 million, $0.4 million and $0.3 million, respectively, representing market value declines of approximately 16%, 9% and 7% of amortized cost. The remaining $1.8 million of unrealized losses represents unrealized losses that exceed 20% of amortized costs, and includes two fixed maturity securities and 12 equity securities. Of these securities, the most significant relates to a single municipal, non-investment grade bond obligation of a major airline with a gross unrealized loss of approximately $0.9 million. This bond is supported by gate lease revenues at the Dallas-Fort

Worth (“DFW”) airport. Given the status of DFW as the third busiest airport in the world, the Company believes that these gates are of vital strategic importance to the airline. The airline is current on its interest obligations for these bonds. The Company has the ability and intent to hold securities with unrealized losses until they recover their value. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $17.5 million at March 31, 2005 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of March 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,194	3,024
Due after ten years	—	—

In January 2005, the Company completed the acquisition of a 157,000 square foot office building which houses the Company’s Eastern Region operations. The purchase price of $24,888,000 includes the assumption of a secured promissory note in the amount of $11,250,000. Under the terms of the note, interest only is payable monthly at a rate based on LIBOR. The terms of the note also contain restrictions on prepayment which include penalties for partial or complete prepayment. The note matures on August 1, 2008 at which time the principal and any outstanding interest is due and payable.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.4 billion at March 31, 2005 and net written premiums for the twelve months ended on that date of $2.7 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at March 31, 2005 was $27.21 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the plaintiff asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Company’s California insurance subsidiaries. The plaintiff asserted that the brokers who sell the Company’s products are defacto agents of the Company who may not charge broker fees and that the Company benefits from these fees and should be liable for them. The plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the court ruled that the brokers involved in the suit were in fact agents of the Company; however, the court also held that the Company was not responsible for retroactive restitution. The court issued an injunction on May 16, 2003 that prevents the Company from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged. The Company appealed, which had the effect of staying all but the advertising aspects of the court’s injunction. In October 2004, the California Court of Appeals upheld the judgment of the trial court and denied the Company’s request for rehearing. On January 19, 2005, the California Supreme Court denied the Company’s petition to review the decision rendered by the California Court of Appeals.

Following the decision by the California Supreme Court not to review the California Court of Appeals’ ruling, representatives of the Company held discussions with representatives of the plaintiff and of the California DOI regarding changes to the Company’s business practices that have been or may be implemented in response to the case. As a result of these discussions, a stipulation was filed jointly by the plaintiff and the Company to extend the stay of the trial court’s injunction that was in place during the appeals process. The Company filed a Motion to Vacate the trial court’s injunction on the basis that the Company has implemented material changes in its relationship with broker-agents.

On April 18, 2005, the Superior Court of California issued a ruling on the Company’s request to vacate the permanent injunction issued on May 16, 2003. In its ruling, the Court indicated that the injunction would be modified consistent with the views expressed in its opinion.

Since the original injunction was issued, the Company has disclosed in its comparative rate advertising the possibility that broker fees may be charged. Additionally, the Company has implemented changes in its marketing of insurance and relationship with brokers that it believed would satisfy the concerns outlined by the Court in its original ruling and eliminate the requirement that brokers producing business for the Company be appointed as agents. Furthermore, the Company has appointed many of its brokers as agents so that the number of producers currently writing business as brokers in California has been reduced to approximately 70, producing approximately 19% of the Company’s total countrywide written premiums in 2004. The reduction in the number of brokers has not had a material impact on new business submitted to the Company.

In its April 18 Ruling , the Court noted that most of the producer force used by the Company is properly registered with the Department of Insurance as agents of the Company, and stated that the permanent injunction does not apply to those producers who are not charging fees to California consumers. However, the Court also noted that it still has concerns with the Company’s producers who remain in a broker relationship with the Company. While the Court noted operational changes made to the Company’s business practices with brokers, it stated that the modifications to date have not been sufficient to vacate the injunction as requested by the Company.

The Court’s ruling identified additional changes the Company must implement before the Court would reconsider vacating the injunction. These include that the Company compensate brokers at the same rate based on volume of sales, that the Company accept applications for insurance from any licensed broker, that the Company remove subjective underwriting requirements from its broker instruction manual and that the Company publish guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Court also stated that some period of review must take place before a complete assessment of the brokers’ relationship with the Company following any changes can be made, and that any further judicial review should be undertaken only after further discussions between the parties to the lawsuit and appropriate evidence reflecting the nature of such broker relationship can be fully assessed.

The Company believes the Court’s ruling requiring the Company to implement the additional changes discussed above goes beyond the legal distinctions between an agent and a broker. In particular, the Company believes the Court’s ruling requiring the Company to accept business from any licensed broker is unprecedented and lacks legal merit. The Company filed a Motion for Reconsideration of the Court’s April 18 ruling requiring the Company to accept business from any licensed broker. A hearing on the Company’s motion is scheduled for June 3, 2005. In its Motion for Reconsideration, the Company requested that the Court refrain from issuing its modified injunction until the issue of accepting business from any licensed broker is considered at the June 3, 2005 hearing.

At the request of the Court, plaintiff’s counsel prepared and provided to the Court and to the Company a proposed Order Re: Defendant’s Motion to Vacate Injunction that provides language to modify the permanent injunction issued on May 16, 2003 consistent with the Court’s April 18 ruling. The Company has filed objections to the plaintiff’s proposed Order that conform the Order more closely to Court’s April 18 ruling. In addition to the objections filed to the plaintiff’s proposed Order, the Company concurrently filed its own proposed Order that it believes more accurately reflects the modifications to the permanent injunction as provided in the Court’s April 18 ruling. The Company is considering an appeal of the Ruling on the basis that the Court abused its discretion in not vacating the Injunction based on the operational changes implemented by the Company. The Company cannot estimate, at this time, the potential impact on the Company’s operations if it is required to comply with the injunction as modified by the plaintiff’s proposed Order, or if it appoints all of its brokers as agents.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case. The administrative proceeding has been stayed at the California DOI’s request until a resolution is reached on the Robert Krumme case. Settlement negotiations have commenced in order to resolve the matter. No specific discussions have taken place regarding reimbursement of costs or a monetary penalty. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. If a monetary penalty is imposed, the Company is unable to estimate the ultimate amount of any monetary penalty, therefore no adjustment for the potential monetary penalty is recorded in the financial statements.

In Kate Steinbeck vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Orange County Superior Court), filed October 7, 2004, the plaintiff alleges that billing service fees charged in connection with installment payments made by insureds constitute premium and that Section 381 of the California Insurance Code bars the charging of premium not specified in the policy. The Complaint states claims for breach of contract, violations of the California Unfair Competition Law, violation of the California Consumer Legal Remedies Act, and common count claims for unjust enrichment and money had and received under this theory. The Complaint also seeks class action status, unspecified damages and restitution, injunctive relief, and unspecified attorneys’ fees. The Company filed a Demurrer to the Complaint seeking its dismissal with prejudice for failure to state a claim and a Motion to Strike Certain Allegations in the Complaint. On April 28, 2005, the Court ruled in favor of the Company, sustaining its Demurrer with prejudice. The Company believes that its actions are in compliance with both industry practice and California law and will vigorously defend against appeals, if any, on this ruling.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software and unspecified attorneys’ fees and costs. In 2003, the court granted the Company’s motion to stay the action pending compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the court in January 2005. Based upon the arbitration result and other defenses, the Company has filed a pleading seeking dismissal, which is expected to be heard in July of 2005. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The plaintiff is seeking to have the case certified as a class action. As with the O’Dell case above, and the other cases in the coordinated proceedings, plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on demurrer. The plaintiffs filed a Second Amended Complaint on June 28, 2004 which was substantially the same as the original complaint. The Company has answered the Second Amended Complaint and filed a Motion for Summary Judgment as to the claims of Ms. Goodman. The Motion is scheduled to be heard in June 2005. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs
January	—	—	—	—
February	—	—	—	—
March	17,000	$56.03	—	$200,000,000
Total	17,000	$56.03	—	$200,000,000

During the first quarter of 2005, the Mercury General Corporation Profit Sharing Plan acquired 17,000 shares of the Company’s common stock in open market transactions. These shares were contributed to the Company’s employee stock ownership plan as authorized by the Board of Directors. The purchase of this stock was not made pursuant to the Company’s stock repurchase program whereby the Company may purchase over a one-year period up to $200 million of Mercury General common stock. Initially announced and approved in 1998, the Company’s stock repurchase program is re-approved annually by the Board of Directors and will expire in July, 2005, unless extended by the Board of Directors. The last purchase of common stock by the Company under its stock repurchase program was made in 2000.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Letter regarding unaudited interim financial information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 5, 2005	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: May 5, 2005	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer