Form 10-Q
period 2005-06-30
MERCURY GENERAL CORP
filed 2005-08-05
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

At July 29, 2005, the Registrant had issued and outstanding an aggregate of 54,561,056 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,335,149 in 2005 and $2,164,955 in 2004)	$2,411,489	$2,245,311
Equity securities available for sale (cost $206,698 in 2005 and $210,553 in 2004)	259,637	254,362
Short-term cash investments, at cost, which approximates market	443,784	421,369

Total investments	3,114,910	2,921,042
Cash	36,552	23,714
Receivables:
Premiums receivable	293,256	284,690
Premium notes	26,111	23,702
Accrued investment income	32,377	28,855
Other	13,352	30,415

Total receivables	365,096	367,662
Deferred policy acquisition costs	189,998	174,840
Fixed assets, net	124,511	88,645
Other assets	22,852	33,840

Total assets	$3,853,919	$3,609,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$940,491	$900,744
Unearned premiums	867,450	799,679
Notes payable	136,008	124,743
Loss drafts payable	87,177	82,245
Accounts payable and accrued expenses	134,584	138,836
Current income taxes	1,062	10,123
Deferred income taxes	40,045	30,606
Other liabilities	95,653	63,219

Total liabilities	2,302,470	2,150,195

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value.
Authorized 70,000,000 shares; issued and outstanding 54,561,056 shares in 2005 and 54,514,693 shares in 2004	61,666	60,206
Accumulated other comprehensive income	83,877	80,549
Retained earnings	1,405,906	1,318,793

Total shareholders’ equity	1,551,449	1,459,548

Total liabilities and shareholders’ equity	$3,853,919	$3,609,743

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2005	2004
Revenues:
Earned premiums	$707,261	$620,432
Net investment income	30,701	26,212
Net realized investment gains	3,545	12,117
Other	1,424	965

Total revenues	742,931	659,726

Expenses:
Losses and loss adjustment expenses	442,764	380,526
Policy acquisition costs	154,278	141,280
Other operating expenses	40,419	26,039
Interest	1,821	830

Total expenses	639,282	548,675

Income before income taxes	103,649	111,051
Income taxes	30,047	32,917

Net income	$73,602	$78,134

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,548,202 in 2005 and 54,459,227 in 2004)	$1.35	$1.43

DILUTED EARNINGS PER SHARE (weighted average shares 54,699,333 as adjusted by 151,131 for the dilutive effect of options in 2005 and 54,628,318 as adjusted by 169,091 for the dilutive effect of options in 2004)	$1.35	$1.43

Dividends declared per share	$0.43	$0.37

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2005	2004
Revenues:
Earned premiums	$1,391,975	$1,212,369
Net investment income	59,486	51,940
Net realized investment gains	7,761	17,791
Other	3,047	2,082

Total revenues	1,462,269	1,284,182

Expenses:
Losses and loss adjustment expenses	891,010	752,522
Policy acquisition costs	305,336	273,443
Other operating expenses	75,139	49,338
Interest	3,290	1,543

Total expenses	1,274,775	1,076,846

Income before income taxes	187,494	207,336
Income taxes	53,468	60,386

Net income	$134,026	$146,950

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,541,579 in 2005 and 54,444,752 in 2004)	$2.46	$2.70

DILUTED EARNINGS PER SHARE (weighted average shares 54,708,103 as adjusted by 166,524 for the dilutive effect of options in 2005 and 54,615,514 as adjusted by 170,762 for the dilutive effect of options in 2004)	$2.45	$2.69

Dividends declared per share	$0.86	$0.74

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2005	2004
Net income	$73,602	$78,134

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	27,750	(62,309)
Reclassification adjustment for net gains included in net income	(2,344)	(10,883)

Other comprehensive income (loss) before tax	25,406	(73,192)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	9,713	(21,811)
Income tax benefit related to reclassification adjustment for net gains included in net income	(821)	(3,810)

Comprehensive income, net of tax	$90,116	$30,563

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2005	2004
Net income	$134,026	$146,950

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	10,479	(46,956)
Reclassification adjustment for net gains included in net income	(5,351)	(15,013)

Other comprehensive income (loss) before tax	5,128	(61,969)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	3,673	(16,427)
Income tax benefit related to reclassification adjustment for net gains included in net income	(1,873)	(5,255)

Comprehensive income, net of tax	$137,354	$106,663

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2005	2004
Cash flows from operating activities:
Net income	$134,026	$146,950
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,658	7,835
Net realized investment gains	(7,761)	(17,791)
Bond amortization, net	6,533	4,759
Increase in premiums receivable	(8,566)	(26,215)
Increase in premium notes receivable	(2,409)	(2,260)
Increase in deferred policy acquisition costs	(15,158)	(14,377)
Increase in unpaid losses and loss adjustment expenses	39,747	39,218
Increase in unearned premiums	67,771	64,410
Increase in loss drafts payable	4,932	1,444
(Decrease) increase in accounts payable and accrued expenses	(4,252)	16,661
(Decrease) increase in accrued income taxes, excluding deferred tax on change in unrealized gain	(1,411)	21,927
Other, net	35,574	4,391

Net cash provided from operating activities	257,684	246,952

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(697,996)	(610,445)
Sales	343,411	180,801
Calls or maturities	178,464	162,394
Equity securities available for sale:
Purchases	(190,661)	(122,306)
Sales	197,844	153,482
Increase in payable for securities	11,977	17,538
(Increase) decrease in short-term cash investments, net	(22,415)	27,278
Purchase of fixed assets	(20,328)	(12,663)
Sale of fixed assets	534	669

Net cash used in investing activities	$(199,170)	$(203,252)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2005	2004
Cash flows from financing activities:
Dividends paid to shareholders	$(46,912)	$(40,300)
Proceeds from stock options exercised	1,236	1,162

Net cash used in financing activities	(45,676)	(39,138)

Net increase in cash	12,838	4,562
Cash:
Beginning of the period	23,714	36,964

End of the period	$36,552	$41,526

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$2,148	$1,450
Income taxes paid during the period	$54,501	$38,079
Tax benefit realized on stock options exercised included in cash provided from operations	$224	$376
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$11,250	$—

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2005 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $1.9 million ($1.2 million after tax) of its investments as other-than-temporary declines during the first six months of 2005. The Company recognized approximately $0.6 million ($0.4 million after tax) in write downs of its investments as other-than-temporary declines during the first six months of 2004.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Stock Option Plan Accounting

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value methodology of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”):

	Quarter Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share)
	2005	2004	2005	2004
Net income, as reported	$73,602	$78,134	$134,026	$146,950

Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effect	(94)	(134)	(224)	(261)

Proforma net income	$73,508	$78,000	$133,802	$146,689

Earnings per share:
Basic – as reported	$1.35	$1.43	$2.46	$2.70

Basic – pro forma	$1.35	$1.43	$2.45	$2.69

Diluted – as reported	$1.35	$1.43	$2.45	$2.69

Diluted – pro forma	$1.34	$1.43	$2.45	$2.69

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2005 and 2004: dividend yield of 3.2 percent in 2005 and 3.0 percent in 2004, expected volatility of 27.5 percent in 2005 and 30.1 percent in 2004, and expected lives of 6 years. The risk-free interest rate used was 4.0 percent for options granted during 2005 and 2004.

4.	Recently Issued Accounting Standards

On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R (revised 2004), “Share-Based Payment” so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. The Company does not believe that the adoption of 123R will have a material impact on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

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

Mercury General Corporation and its subsidiaries (collectively, the “Company”), as do most property and casualty insurance companies, utilizes measurements which are standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and is reconciled to the most directly comparable GAAP measure, earned premiums, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 86% of the Company’s $1,459.7 million of net written premiums in the first six months of 2005.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). During the first six months of 2005, California accounted for approximately 72% of the Company’s net premiums written compared to approximately 78% for the first six months of 2004.

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

In July 2005, Hurricane Dennis struck portions of the state of Florida. Based upon claims activity to date, the Company believes that losses incurred as a result of Hurricane Dennis will not have a material effect on third quarter results of operations.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”), in each state for which the Company operates, conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective states. In 2005, the DOI for California and Florida completed financial examinations for the Company’s insurance subsidiaries as of December 31, 2003. These examinations resulted in no material findings or recommendations. At June 30, 2005, the Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period ending December 31, 2003 and the DOI for the states of Florida, Oklahoma and Texas are conducting financial examinations for the Company’s insurance subsidiaries domiciled in these states for the period ending December 31, 2004. Reports for these examinations are not yet available. The Illinois DOI recently contacted the

Company to schedule a financial examination of the Company’s Illinois insurance subsidiaries for the period ending December 31, 2004.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE and a rehearing was granted and held on July 1, 2005. At the rehearing, additional briefings were requested before the SBE would rule on the matter. The Company expects a new rehearing will be held sometime in the fall of 2005.

The potential net liability on the franchise tax issues for 1993 through 1996, after federal tax benefit, amounts to approximately $13 million, which includes a potential tax amnesty interest penalty of approximately $4 million. The amnesty penalty relates to a revenue enhancement provision contained in the California Tax Amnesty legislation requiring taxpayers with tax assessments for tax years 2002 and prior, whether or not disputed, to pay amounts due by March 31, 2005 or risk paying an additional penalty amount equal to 50% of the interest computed on the original assessment for the period beginning with the due date of the return and ending on March 31, 2005. These amounts would be due should the Company not prevail on the underlying tax issues.

The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and that this is further supported by the SBE’s decision to grant a rehearing on the matter. The Company has established a tax liability of approximately $1 million for the issues related to the tax years 1993 through 1996. An unfavorable ruling against the Company in the rehearing may have a material impact on the quarterly results of operations.

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

At June 30, 2005, the Company recorded its point estimate of approximately $940 million in loss and loss adjustment expense reserves which includes approximately $254 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims for losses occurring on or prior to June 30, 2005 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the six months ended June 30, 2005, the Company had positive development of approximately $40 million on the 2004 and prior year loss reserves which at December 31, 2004 totaled $901 million. The Company attributes approximately half of this redundancy to a change in the inflation rate assumptions used to establish bodily injury coverage reserves for the California automobile insurance line of business for the 2003 and 2004 accident years.

At December 31, 2004, the Company had estimated bodily injury inflation rates of approximately 1% on the 2003 and 2004 accident years. At June 30, 2005, these assumptions were reduced to deflation amounts of negative 2% for the 2003 accident year and approximately negative 1% for the 2004 accident year. The Company changed its inflation assumptions based on factors that continued to develop during the first six months of 2005. These included a favorable trend in the average amounts paid on closed claims for the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

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

In addition, approximately one third of the decrease in expected ultimate losses on the reserves established at December 31, 2004 relates to a reduction in the loss adjustment expense reserves. During the six months ended, June 30, 2005, there was a decrease in the expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2004. The Company believes that many factors could be contributing to the reduction in payments to outside legal counsel. These include cost savings from the usage of more flat fee billing arrangements with outside counsel, faster closure rates of bodily injury liability cases and a decrease in bodily injury claims frequency due to improvements made in vehicle safety.

The Company had smaller redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states. When aggregated, these account for the remainder of the positive reserve development experienced in the first six months of 2005. The positive development in total was more than offset by the reserve needs for the current accident year.

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

Forward-Looking Statements

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

Results of Operations

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Premiums earned in the second quarter of 2005 increased approximately 14% from the corresponding period in 2004. Net premiums written in the second quarter of 2005 increased approximately 13% from the corresponding period in 2004. Net premiums written on the California automobile lines of business were $470.1 million in the second quarter of 2005, an increase of 4% over the same period in 2004. Net premiums written by the Company’s non-California operations were $204.0 million in the second quarter, an increase of approximately 36% over the same period in 2004. The growth in net premiums written is primarily due to an increase in unit sales and growth in markets recently entered.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended June 30, 2005 and 2004, respectively:

	Quarter Ended June 30,
	2005	2004
Net premiums written	$729,875	$648,449
Increase in unearned premiums	22,614	28,017

Earned premiums	$707,261	$620,432

The loss ratio (GAAP basis) in the second quarter (loss and loss adjustment expenses related to premiums earned) was 62.6% in 2005 and 61.3% in 2004. An increase in homeowners losses is the primary reason for the increase in the loss ratio in 2005. Positive development on prior accident years’ loss reserves was approximately $20 million and $10 million, respectively, for the quarters ended June 30, 2005 and 2004.

The expense ratio (GAAP basis) in the second quarter of 2005 (policy acquisition costs and other expenses related to premiums earned) was 27.5% compared to 27.0% in the corresponding period of 2004. Higher expenditures for advertising and state guaranty fund assessments increased the expense ratio in 2005.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 90.1% in the second quarter of 2005 compared with 88.3% in the corresponding period of 2004, which indicates that the Company’s underwriting performance contributed $69.8 million to the Company’s income before income taxes of $103.6 million during the 2005 period versus contributing $72.6 million to the Company’s income before income taxes of $111.1 million in the 2004 period.

Investment income for the second quarter 2005 was $30.7 million, compared with $26.2 million in the second quarter of 2004. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.6% in the second quarter of 2005 compared to 3.6% in the corresponding period of 2004 on average invested assets of $2,965.7 million and $2,587.9 million, respectively.

Interest expense was $1.8 million for the second quarter of 2005 compared to $0.8 million for the second quarter of 2004. The increase in interest expense reflects an increase in notes payable and an increase in interest rates on the Company’s variable interest rate debt.

The income tax provision in the second quarter of 2005 of $30.0 million represented an effective tax rate of 29% compared with an effective rate of 30% in the corresponding period of 2004. The lower rate in 2005 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the second quarter 2005 of $73.6 million, or $1.35 per share (diluted), compares with $78.1 million, or $1.43 per share (diluted), in the corresponding period of 2004. Basic net income per share was $1.35 in the second quarter of 2005 and $1.43 in the second quarter of 2004.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Premiums earned in the first six months of 2005 increased approximately 15% from the corresponding period in 2004. Net premiums written in the first six months of 2005 increased approximately 14% from the corresponding period in 2004. Net premiums written on the California automobile lines of business were $950.7 million in the first six months of 2005, an increase of 4% over the same period in 2004. Net premiums written by the Company’s non-California operations were $407.7 million in the first six months, an increase of approximately 46% over the same period in 2004. The growth in net premiums written is primarily due to an increase in unit sales and growth in markets recently entered.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004
Net premiums written	$1,459,705	$1,278,732
Increase in unearned premiums	67,730	66,363

Earned premiums	$1,391,975	$1,212,369

The loss ratio (GAAP basis) in the first six months (loss and loss adjustment expenses related to premiums earned) was 64.0% in 2005 and 62.1% in 2004. An increase in homeowners losses is the primary reason for the increase in the loss ratio in 2005. Positive development on prior accident years’ loss reserves was approximately $40 million and $25 million, respectively, for the six-month periods ended June 30, 2005 and 2004.

The expense ratio (GAAP basis) in the first six months of 2005 (policy acquisition costs and other expenses related to premiums earned) was 27.3% compared to 26.6% in the corresponding period of 2004. Higher expenditures for advertising and state guaranty fund assessments increased the expense ratio in 2005.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 91.3% in the first six months of 2005 compared with 88.7% in the corresponding period of 2004, which indicates that the Company’s underwriting performance contributed $120.5 million to the Company’s income before income taxes of $187.5 million during the 2005 period versus contributing $137.1 million to the Company’s income before income taxes of $207.3 million in the 2004 period.

Investment income for the first six months of 2005 was $59.5 million, compared with $51.9 million in the first six months of 2004. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.5% in the first six months of 2005 compared to 3.6% in the corresponding period of 2004 on average invested assets of $2,941.9 million and $2,550.4 million, respectively.

Interest expense was $3.3 million in the first six months of 2005 compared to $1.5 million for the second quarter of 2004. The increase in interest expense reflects an increase in notes payable and an increase in interest rates on the Company’s variable interest rate debt.

The income tax provision in the first six months of 2005 of $53.5 million represented an effective tax rate of 29%, the same effective rate for the corresponding period of 2004.

Net income for the first six months of 2005 of $134.0 million, or $2.45 per share (diluted), compares with $147.0 million, or $2.69 per share (diluted), in the corresponding period of 2004. Basic net income per share was $2.46 in the first six months of 2005 and $2.70 in the first six months of 2004.

Liquidity and Capital Resources

Net cash provided from operating activities in the first six months of 2005 was $257.7 million, an increase of $10.7 million over the same period in 2004. This increase was primarily due to the growth in premiums reflecting increases in policy sales partially offset by an increase in losses and loss adjustment expense paid during the first six months of 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $521.9 million, was reinvested by the Company generally in higher-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $480.3 million at June 30, 2005. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of June 30, 2005:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$180,887	$180,827
Municipal bonds	1,794,317	1,870,338
Mortgage-backed securities	232,296	230,176
Corporate bonds	122,208	124,622
Redeemable preferred stock	5,441	5,526

	2,335,149	2,411,489
Equity securities:
Common Stock:
Public utilities	67,231	104,458
Banks, trusts and insurance companies	9,698	11,728
Industrial and other	79,224	89,556
Non-redeemable preferred stock	50,545	53,895

	206,698	259,637
Short-term cash investments	443,784	443,784

Total investments	$2,985,631	$3,114,910

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at June 30, 2005 by $129.3 million. That net unrealized gain of $129.3 million, reflected in shareholders’ equity, net of applicable tax effects, was $83.9 million at June 30, 2005, compared with a net unrealized gain of $124.2 million or $80.5 million, net of applicable tax effects, at December 31, 2004. The increase in unrealized gains is largely due to an increase in the market value of equity securities offset by a decrease in the market value of the fixed maturity portfolio.

At June 30, 2005, the average rating of the $2,406.0 million bond portfolio at market (amortized cost $2,329.7 million) was AA, the same average rating at December 31, 2004. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2005, bond holdings rated below investment grade totaled $34.0 million at market (amortized cost $32.9 million) representing approximately 1.1% of total investments. This compares to approximately $50.4 million at market (cost $48.1 million) representing approximately 1.7% of total investments at December 31, 2004.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than- temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $1.9 million ($1.2 million after taxes) in write-downs of its investments as other-than-temporary declines during the first six months of 2005.

During the first six months of 2005, the Company recognized approximately $7.8 million in net realized gains which is comprised of realized gains of $14.1 million offset by realized losses of $6.3 million. Realized losses are comprised of $4.4 million from the disposal of securities with a total amortized cost of approximately $125.5 million and $1.9 million in write-downs of investments as other-than-temporary declines. Approximately $2.1 million of the $4.4 million realized losses from disposal relates to securities held as of December 31, 2004 with no loss on any one individual security exceeding $0.3 million.

At June 30, 2005, the Company had a net unrealized gain on all investments of $129.3 million before income taxes which is comprised of gross unrealized gains of $142.6 million offset by unrealized losses of $13.3 million. Unrealized losses represent 0.4% of total investments at amortized cost. Of these unrealized losses, approximately $9.1 million relate to fixed maturity investments and the remaining $4.2 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$314	$111,899	$166	$18,010	$480	$129,909
Obligations of states and political subdivisions	1,836	372,595	2,475	70,686	4,311	443,281
Corporate securities	1,330	59,986	52	4,146	1,382	64,132
Mortgage-backed securities	1,930	138,137	1,075	32,635	3,005	170,772
Redeemable Preferred Stock	16	1,241	—	—	16	1,241

Subtotal, debt securities	$5,426	$683,858	$3,768	$125,477	$9,194	$809,335
Equity Securities	3,692	39,234	425	1,924	4,117	41,158

Total temporarily impaired securities	$9,118	$723,092	$4,193	$127,401	$13,311	$850,493

Approximately $12.3 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one municipal bond and one equity security with unrealized losses of approximately $0.6 million and $0.7 million, respectively, representing market value declines of approximately 17% and 11% of amortized cost. The remaining $1.0 million of unrealized losses represents unrealized losses that exceed 20% of amortized costs, and consists of 19 equity securities. Of these securities, the most significant unrealized losses relate to two securities with unrealized losses of $0.2 million and $0.1 million, respectively, representing market value declines of approximately 36% and 30% of amortized cost. Since June 30, 2005, the decline in market value for these securities has improved. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $13.3 million at June 30, 2005 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The Company has no fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of June 30, 2005 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.4 billion at June 30, 2005 and net written premiums for the twelve months ended on that date of $2.8 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at June 30, 2005 was $28.44 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The duration of the Company’s bond portfolio was 2.9 years at June 30, 2005 compared with 3.2 years at December 31, 2004.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the March 31, 2005 Quarterly Report on Form 10-Q.

In Robert Krumme, On Behalf Of The General Public vs. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), initially filed June 30, 2000, the Plaintiff asserted an unfair trade practices claim under Section 17200 of the California Business and Professions Code. Specifically, the case involves a dispute over the legality of broker fees (generally less than $100 per policy) charged by independent brokers who sell the Company’s products to consumers that purchase insurance policies written by the Company’s California insurance subsidiaries. The Plaintiff sought an elimination of the broker fees and restitution of previously paid broker fees. In April 2003, the Court ruled that the brokers involved in the suit were in fact agents of the Company; however, the Court also held that the Company was not responsible for retroactive restitution. The Court issued an injunction on May 16, 2003 that prevented the Company from either (a) selling auto or homeowners insurance through any producer that is not appointed as an agent under Insurance Code, Section 1704, (b) selling auto or homeowners insurance through any producer that charges broker fees and (c) engaging in comparative rate advertising and failing to disclose the possibility that a broker fee may be charged.

Since the original injunction was issued, the Company has disclosed in its comparative rate advertising the possibility that broker fees may be charged. However, the Company was unsuccessful in its efforts to overturn the Court’s injunction through the appellate and other legal processes. On April 18, 2005, the Court issued a ruling which identified additional changes the Company must implement before the Court would reconsider vacating the injunction. At the same time, the Court indicated the Company may continue to accept business from brokers provided certain conditions are met. These include that the Company compensate brokers at the same rate based on volume of sales, that the Company accept applications for insurance from any California licensed broker, that the Company remove subjective underwriting requirements from its broker instruction manual and that the Company publish guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Court also stated that some period of review must take place following any changes before a complete assessment of the brokers’ relationship with the Company can be made, and that any further judicial review should be undertaken only after further discussions between the parties to the lawsuit and appropriate evidence reflecting the nature of such broker relationship can be fully assessed.

In hearings conducted after its April 18, 2005 ruling, the Court reaffirmed its April 18, 2005 ruling and provided the Company until November 15, 2005 to comply with accepting applications for insurance from any California-licensed broker and to compensate its brokers based on volume of sales. The Court also acknowledged that the Company may request a hearing one year following its implementation of this requirement to evaluate eliminating the requirement and vacating the injunction. The Court’s ruling has been formalized in a modified injunction. The Company cannot estimate the potential impact that complying with the full requirements of the modified injunction will have on the Company’s operations.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case. No specific discussions have taken place regarding reimbursement of costs or a monetary penalty. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. If a monetary penalty is imposed, the Company is unable to estimate the ultimate amount of any monetary penalty, therefore no adjustment for the potential monetary penalty is recorded in the consolidated financial statements.

Dan O’Dell, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), filed July 12, 2002, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The Plaintiff (along with Plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software and unspecified attorneys’ fees and costs. In 2003, the Court granted the Company’s motion to stay the action pending compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the Court in January 2005. In June 2005, based upon the arbitration result and other defenses, the Court granted the Company’s motion to strike the first amended complaint. While the individual plaintiff’s claim was dismissed without leave to amend, Plaintiff’s counsel was given leave to file a second amended complaint, substituting a new plaintiff, and is expected to do so, if counsel can locate a qualified plaintiff, in August of 2005. The Company anticipates filing another pleading challenge at that time, seeking dismissal of the action. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff is seeking to have the case certified as a class action and is required to file their motion for class certification by September 30, 2005. As with the O’Dell case above, and the other cases in the coordinated proceedings, the Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Company and the other defendants were successful on Demurrer. The Plaintiffs filed a Second Amended Complaint on June 28, 2004 which was substantially the same as the original Complaint. The Company has answered the Second Amended Complaint and filed a Motion for Summary Judgment as to the claims of Ms. Goodman. The Court denied the Company’s Motion holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as result of Mercury’s handling of her medical payments claim. A trial date has been set for February 13, 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, filed April 20, 2001 in the Los Angeles Superior Court, originally asserted, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. On June 28, 2005, the Plaintiff filed a Fourth Amended Complaint, which asserts a claim for violation of California Business & Professions Code Section 17200 as well as a claim for breach of the covenant of good faith and fair dealing (the CLRA claim was dismissed with prejudice). In its Fourth Amended Complaint, the Plaintiff again seeks injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorney’s fees and costs. Without leave of court, the Plaintiff also has attempted to state claims for breach of contract and fraud. The Company has filed a Demurrer to the Plaintiff’s Fourth Amended Complaint and the hearing on this Demurrer is scheduled for September 12, 2005. On June 9, 2005, the trial court overruled a separate Demurrer by the Company and permitted The Foundation for Taxpayer and Consumer Rights to file a Complaint in Intervention alleging that the Company’s calculation of persistency discounts constitutes a violation of Insurance Code Section 1861.02 (a) and (c). The Company has filed an answer to The Foundation for Taxpayer and Consumer Rights’ pleading and intends to vigorously defend the entire case. No trial date has been scheduled and the Plaintiff has not filed a motion to certify the putative class. There currently is a stay on discovery in place. Since the case is still at the pleading stage, the Company is not able to determine the potential outcome of this matter or potential exposure in the event liability was to be found.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 11, 2005. The matters voted upon at the meeting included the election of all nine directors and approval of the 2005 Equity Incentive Award Plan. The votes cast with respect to these matters were as follows:

1.	Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Nathan Bessin	42,728,843	1,008,755
Bruce A. Bunner	43,416,174	321,424
Michael D. Curtius	43,100,884	636,714
Richard E. Grayson	43,375,787	361,811
George Joseph	43,436,182	301,416
Charles E. McClung	43,255,853	481,745
Donald. P. Newell	43,421,984	315,614
Donald R. Spuehler	43,416,619	320,979
Gabriel Tirador	43,215,105	522,493

2.	Proposal to approve the adoption of the Mercury General Corporation 2005 Equity Incentive Award Plan

For	Against	Abstain	Broker - No Vote
32,918,416	4,746,790	100,580	5,971,812

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Letter regarding unaudited interim financial information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 4, 2005	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: August 4, 2005	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer