Form 10-Q
period 2005-09-30
MERCURY GENERAL CORP
filed 2005-11-08
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).

Yes  ☐    No  ☒

At October 31 2005, the Registrant had issued and outstanding an aggregate of 54,599,906 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,380,119 in 2005 and $2,164,955 in 2004)	$2,438,026	$2,245,311
Equity securities available for sale (cost $216,448 in 2005 and $210,553 in 2004)	281,561	254,362
Short-term cash investments, at cost, which approximates market	533,772	421,369

Total investments	3,253,359	2,921,042
Cash	34,201	23,714
Receivables:
Premiums receivable	316,250	284,690
Premium notes	26,044	23,702
Accrued investment income	29,644	28,855
Other	13,258	30,415

Total receivables	385,196	367,662
Deferred policy acquisition costs	197,946	174,840
Fixed assets, net	126,179	88,645
Other assets	19,951	33,840

Total assets	$4,016,832	$3,609,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$968,874	$900,744
Unearned premiums	907,418	799,679
Notes payable	136,016	124,743
Loss drafts payable	95,495	82,245
Accounts payable and accrued expenses	143,302	138,836
Current income taxes	16,000	10,123
Deferred income taxes	42,321	30,606
Other liabilities	109,524	63,219

Total liabilities	2,418,950	2,150,195

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value.
Authorized 70,000,000 shares; issued and outstanding 54,594,806 shares in 2005 and 54,514,693 shares in 2004	62,646	60,206
Accumulated other comprehensive income	79,788	80,549
Retained earnings	1,455,448	1,318,793

Total shareholders’ equity	1,597,882	1,459,548

Total liabilities and shareholders’ equity	$4,016,832	$3,609,743

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2005	2004
Revenues:
Earned premiums	$722,899	$648,165
Net investment income	30,857	28,410
Net realized investment gains	7,696	861
Other	1,294	1,368

Total revenues	762,746	678,804

Expenses:
Losses and loss adjustment expenses	464,709	416,159
Policy acquisition costs	154,237	143,404
Other operating expenses	37,750	29,177
Interest	1,881	1,189

Total expenses	658,577	589,929

Income before income taxes	104,169	88,875
Income taxes	31,155	23,746

Net income	$73,014	$65,129

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,578,431 in 2005 and 54,487,142 in 2004)	$1.34	$1.20

DILUTED EARNINGS PER SHARE (weighted average shares 54,739,416 as adjusted by 160,985 for the dilutive effect of options in 2005 and 54,638,826 as adjusted by 151,684 for the dilutive effect of options in 2004)	$1.33	$1.19

Dividends declared per share	$0.43	$0.37

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2005	2004
Revenues:
Earned premiums	$2,114,874	$1,860,534
Net investment income	90,343	80,350
Net realized investment gains	15,457	18,652
Other	4,341	3,450

Total revenues	2,225,015	1,962,986

Expenses:
Losses and loss adjustment expenses	1,355,719	1,168,681
Policy acquisition costs	459,573	416,847
Other operating expenses	112,889	78,515
Interest	5,171	2,732

Total expenses	1,933,352	1,666,775

Income before income taxes	291,663	296,211
Income taxes	84,623	84,132

Net income	$207,040	$212,079

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,553,995 in 2005 and 54,458,985 in 2004)	$3.80	$3.89

DILUTED EARNINGS PER SHARE (weighted average shares 54,714,607 as adjusted by 160,612 for the dilutive effect of options in 2005 and 54,623,071 as adjusted by 164,086 for the dilutive effect of options in 2004)	$3.78	$3.88

Dividends declared per share	$1.29	$1.11

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands

	2005	2004
Net income	$73,014	$65,129
Other comprehensive (loss) income before income taxes:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(1,082)	52,414
Reclassification adjustment for net gains included in net income	(5,180)	(1,345)

Other comprehensive (loss) income before income taxes	(6,262)	51,069
Income tax (benefit) expense related to unrealized holding (losses) gains arising during period	(360)	18,349
Income tax benefit related to reclassification adjustment for net gains included in net income	(1,813)	(470)

Comprehensive income, net of tax	$68,925	$98,319

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2005	2004
Net income	$207,040	$212,079
Other comprehensive loss before income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during period	9,397	5,458
Reclassification adjustment for net gains included in net income	(10,531)	(16,358)

Other comprehensive loss before income taxes	(1,134)	(10,900)
Income tax expense related to unrealized holding gains arising during period	3,313	1,922
Income tax benefit related to reclassification adjustment for net gains included in net income	(3,686)	(5,725)

Comprehensive income, net of tax	$206,279	$204,982

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2005	2004
Cash flows from operating activities:
Net income	$207,040	$212,079
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,226	11,931
Net realized investment gains	(15,457)	(18,652)
Bond amortization, net	9,385	6,003
Increase in premiums receivable	(31,560)	(49,072)
Increase in premium notes receivable	(2,342)	(2,025)
Increase in deferred policy acquisition costs	(23,106)	(24,428)
Increase in unpaid losses and loss adjustment expenses	68,130	81,833
Increase in unearned premiums	107,739	108,755
Increase in loss drafts payable	13,250	10,263
Increase in accounts payable and accrued expenses	4,466	43,780
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	17,993	7,457
Other, net	40,427	5,600

Net cash provided by operating activities	409,191	393,524

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(943,707)	(823,109)
Sales	410,881	240,992
Calls or maturities	309,028	268,917
Equity securities available for sale:
Purchases	(301,859)	(176,901)
Sales	310,677	207,388
Increase in payable for securities	22,663	23,398
Increase in short-term cash investments, net	(112,404)	(62,405)
Purchase of fixed assets	(26,739)	(18,753)
Sale of fixed assets	1,114	769

Net cash used in investing activities	$(330,346)	$(339,704)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2005	2004
Cash flows from financing activities:
Dividends paid to shareholders	$(70,386)	$(60,463)
Proceeds from stock options exercised	2,028	1,608

Net cash used in financing activities	(68,358)	(58,855)

Net increase (decrease) in cash	10,487	(5,035)
Cash:
Beginning of the period	23,714	36,964

End of the period	$34,201	$31,929

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$5,492	$3,329
Income taxes paid during the period	$66,233	$76,233
Tax benefit realized on stock options exercised included in cash provided by operating activities	$412	$441
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$11,250	$—

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2005 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $2.2 million ($1.4 million after tax benefit) of its investments as other-than-temporary declines during the first nine months of 2005. The Company recognized approximately $0.9 million ($0.6 million after tax benefit) in write downs of its investments as other-than-temporary declines during the first nine months of 2004.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share)
Net income, as reported	$73,014	$65,129	$207,040	$212,079
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(258)	(119)	(482)	(380)

Proforma net income	$72,756	$65,010	$206,558	$211,699

Earnings per share:
Basic – as reported	$1.34	$1.20	$3.80	$3.89

Basic – pro forma	$1.33	$1.19	$3.79	$3.89

Diluted – as reported	$1.33	$1.19	$3.78	$3.88

Diluted – pro forma	$1.33	$1.19	$3.78	$3.88

Calculations of fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2005 and 2004: dividend yield of 2.9 percent in 2005 and 3.0 percent in 2004, expected volatility of 26.9 percent in 2005 and 30.1 percent in 2004 and expected lives of 6 years in 2005 and 2004. The risk-free interest rate used was 4.0 percent for options granted during 2005 and 2004.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 85% of the Company’s $2,222.6 million of net written premiums in the first nine months of 2005.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). During the first nine months of 2005, California accounted for approximately 72% of the Company’s net premiums written compared to approximately 77% for the first nine months of 2004.

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

During the third quarter of 2005, the gulf coast was struck by three major hurricanes: Dennis, Katrina and Rita. Hurricane Rita made landfall near the border of Texas and Louisiana and did not have a significant impact on the Company. Hurricanes Dennis and Katrina both struck Florida. The Company estimates its net losses will be $4 million ($3 million after tax benefit) relating to these hurricanes. On October 24, 2005, Hurricane Wilma made landfall as a Category 3 storm on the southern gulf coast of Florida. The Company has preliminarily estimated fourth quarter losses related to Hurricane Wilma will be approximately $12 million ($8 million after tax benefit). These estimates are based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes. The Company’s estimate may change as more information becomes available.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”), for each state in which the Company operates, conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective states. In 2005, the DOI for California and Florida completed financial examinations for the Company’s insurance subsidiaries as of December 31, 2003. These examinations resulted in no material findings or recommendations. At September 30, 2005, the Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period ending December 31, 2003, and the DOI for the states of Florida, Oklahoma, Texas and Illinois are conducting financial examinations for the Company’s insurance subsidiaries domiciled in these states for the period ending December 31, 2004. Reports for these examinations are not yet available. In addition, the DOI for each state conducts market conduct examinations to ensure compliance with the Insurance Codes and the Code of Regulations of each state in which the Company operates with respect to rating, underwriting and claims handling practices. At September 30, 2005, the DOI for the states of Texas, Oklahoma, Florida and Arizona are conducting market conduct examinations of the Company’s automobile lines of business and the Florida DOI is also conducting a market conduct examination of the Company’s homeowners line of business. Reports for these examinations have not yet been finalized.

Persistency discounts are discounts to consumers based on the number of consecutive years the consumer has had insurance coverage. In 1990, following the enactment of Proposition 103 and its prior approval requirement for insurance premiums in California, the California DOI issued regulations permitting persistency as a rating factor. The regulations provided no definition of persistency. Following a 1994 market conduct examination of the Company, the California DOI determined that the Company’s persistency discount, awarded only to consumers previously insured by the Company or its agents and brokers (so-called “loyalty” persistency), was unfairly discriminatory. In response, in 1995 the Company obtained approval for a persistency discount awarded to insureds with continuous coverage with any insurer – what has come to be called “portable” persistency. This discount was consistently reapproved until 2002 when then Commissioner Harry Low took the position that only “loyalty” persistency – that is, the kind of persistency discount the Company awarded prior to 1995 – was allowable under Proposition 103.

In 2003, the California DOI required all insurers offering persistency discounts to eliminate their portability. However, Senate Bill 841 (“SB 841”), enacted in 2003, amended the California Insurance Code to allow portable persistency discounts. SB 841 was challenged in the courts and on September 27, 2005 was overturned in a decision by the California Court of Appeal in The Foundation for Taxpayer and Consumer Rights, et al. v. Garamendi. On November 7, 2005, the Company filed a petition for review of this decision in the California Supreme Court. The Company expects a decision as to whether the California Supreme Court will review the case within 30 to 60 days.

The California DOI has taken the position that it will not wait for the outcome of the petition before requiring insurers to amend their rates. Accordingly, on November 2, 2005, the California DOI issued a notice to private passenger automobile insurers informing them that insurers, including the Company, may not apply portable persistency or similar rating factors to any new or renewal policies on or after December 5, 2005.

The Company has filed a revenue neutral rate change which will effectively increase the rates charged to some insureds moderately and lower rates for all others. Although the Company does not anticipate a material financial impact, it may affect the Company’s ability to attract and retain business and may also impact the profitability of that business. The Company intends to closely monitor the impact of this change and make appropriate changes if necessary.

In addition to seeking California Supreme Court review, the Company expects to support a ballot initiative to reinstate portable persistency in the November 2006 election.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE relating to these franchise tax issues and a rehearing was granted and held on July 1, 2005. At the rehearing, additional briefings were requested before the SBE would rule on the matter. These briefings were filed with the SBE and the Company expects another rehearing will be held sometime in early 2006.

The potential net exposure on the franchise tax issues for 1993 through 1996, after federal tax benefit, amounts to approximately $14 million, which includes a potential tax amnesty interest penalty of approximately $4 million. The amnesty penalty relates to a revenue enhancement provision contained in the California Tax Amnesty legislation requiring taxpayers with tax assessments for tax years 2002 and prior, whether or not disputed, to pay amounts due by March 31, 2005 or risk paying an additional penalty amount equal to 50% of the interest computed on the original assessment for the period beginning with the due date of the return and ending on March 31, 2005. These amounts would be due should the Company not prevail on the underlying tax issues.

The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate. The Company has established a tax liability of approximately $1 million for the franchise tax issues related to the tax years 1993 through 1996. An unfavorable ruling against the Company in the rehearing may have a material impact on the Company’s quarterly results of operations.

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

The Company performs its own loss reserve analysis and also engages the services of an independent actuary to assist in the estimation of loss reserves. The Company and the actuary do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At September 30, 2005, the Company recorded its point estimate of approximately $969 million in loss and loss adjustment expense reserves which includes approximately $266 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims for losses occurring on or prior to September 30, 2005 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the nine months ended September 30, 2005, the Company had positive development of approximately $45 million on the 2004 and prior year loss and loss adjustment expense reserves which at December 31, 2004 totaled $901 million. The Company attributes approximately half of this redundancy to a change in the inflation rate assumptions used to establish bodily injury coverage reserves for the California automobile insurance line of business for the 2003 and 2004 accident years.

At December 31, 2004, the Company had estimated bodily injury inflation rates of approximately 1% on the 2003 and 2004 accident years. At September 30, 2005, these assumptions were reduced to deflation amounts of negative 2% for the 2003 and 2004 accident years. The Company changed its inflation assumptions based on factors that continued to develop during the first nine months of 2005. These included a favorable trend in the average amounts paid on closed claims for the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

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

In addition, approximately one third of the positive development on the reserves established at December 31, 2004 relates to a reduction in the loss adjustment expense reserves. During the nine months ended, September 30, 2005, there was a decrease in the expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2004. The Company believes that many factors could be contributing to the reduction in payments to outside legal counsel. These include cost savings from the usage of more flat fee billing arrangements with outside counsel, faster closure rates of bodily injury liability cases and a decrease in bodily injury claims frequency due to improvements made in vehicle safety.

The Company had smaller redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states. When aggregated, these account for the remainder of the positive reserve development experienced in the first nine months of 2005. The positive development in total was more than offset by the reserve needs for the current accident year.

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

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no cases were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statement of income, as required by SFAS No. 115. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as accumulated other comprehensive income, net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than- temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income on the consolidated balance sheet to realized investment losses on the consolidated statement of income.

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits incidental to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the Company’s consolidated financial position. However, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency.

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, reserves and potential losses from major disasters. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of the California Insurance Commissioner for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where the Company does business, the level of investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with its investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets serviced by the Company, possibility of a multi-year cycle of increased hurricane activity in the southeastern United States and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document incorporated herein by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all risk factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements.

Results of Operations

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Earned premiums in the third quarter of 2005 increased approximately 12% from the corresponding period in 2004. Net premiums written in the third quarter of 2005 increased approximately 10% from the corresponding period in 2004. Net premiums written on the California automobile lines of business were $488.3 million in the third quarter of 2005, an increase of 5% over the same period in 2004. Net premiums written by the Company’s non-California operations were $217.6 million in the third quarter, an increase of approximately 20% over the same period in 2004. The growth in net premiums written is primarily due to an increase in unit sales and growth in markets recently entered.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended September 30, 2005 and 2004, respectively:

	Quarter Ended September 30,
	2005	2004
Net premiums written	$762,862	$693,733
Increase in unearned premiums	39,963	45,568

Earned premiums	$722,899	$648,165

The loss ratio (GAAP basis) in the third quarter of 2005 (loss and loss adjustment expenses related to premiums earned) was 64.3% in 2005 and 64.2% in 2004. Positive development on prior accident years’ loss reserves was approximately $5 million and $15 million for the quarters ended September 30, 2005 and 2004, respectively. Hurricane losses negatively impacted the loss ratio by 0.6% in the third quarter of 2005 period compared with 3.7% for 2004.

The expense ratio (GAAP basis) in the third quarter of 2005 (policy acquisition costs and other expenses related to premiums earned) was 26.5% compared to 26.6% in the corresponding period of 2004.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; whereas a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 90.8% in the third quarter of 2005, the same combined ratio in the corresponding period of 2004.

Investment income for the third quarter 2005 was $30.9 million, compared with $28.4 million in the third quarter of 2004. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.4% in the third quarter of 2005 compared to 3.6% in the corresponding period of 2004 on average invested assets of $3,153.9 million and $2,726.5 million, respectively.

Interest expense was $1.9 million for the third quarter of 2005 compared to $1.2 million for the third quarter of 2004. The increase in interest expense reflects an increase in notes payable and an increase in interest rates on the Company’s variable interest rate debt.

The income tax provision in the third quarter of 2005 of $31.2 million represented an effective tax rate of 29.9% compared with an effective rate of 26.7% in the corresponding period of 2004. The higher rate in 2005 is primarily attributable to an increased proportion of underwriting income which is taxed at the full corporate rate of 35% in contrast to investment income which includes tax exempt interest and tax sheltered dividend income.

Net income for the third quarter 2005 of $73.0 million, or $1.33 per share (diluted), compares with $65.1 million, or $1.19 per share (diluted), in the corresponding period of 2004. Basic net income per share was $1.34 in the third quarter of 2005 and $1.20 in the third quarter of 2004.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Earned premiums in the first nine months of 2005 increased approximately 14% from the corresponding period in 2004. Net premiums written in the first nine months of 2005 increased approximately 13% from the corresponding period in 2004. Net premiums written on the California automobile lines of business were approximately $1.4 billion in the first nine months of 2005, an increase of 4.5% over the same period in 2004. Net premiums written by the Company’s non-California operations were $625.3 million in the first nine months, an increase of approximately 36% over the same period in 2004. The growth in net premiums written is primarily due to an increase in unit sales and growth in markets recently entered.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the nine months ended September 30, 2005 and 2004, respectively:

	Nine Months Ended September 30,
	2005	2004
Net premiums written	$2,222,567	$1,972,465
Increase in unearned premiums	107,693	111,931

Earned premiums	$2,114,874	$1,860,534

The loss ratio (GAAP basis) in the first nine months of 2005 (loss and loss adjustment expenses related to premiums earned) was 64.1% in 2005 and 62.8% in 2004. The increase in the loss ratio is partially attributable to an increase in loss costs resulting from inflation in automotive parts and labor. Positive development on prior accident years’ loss reserves was approximately $45 million and $40 million for the nine months ended September 30, 2005 and 2004, respectively. Hurricane losses negatively impacted the loss ratio by 0.2% for the nine months ended September 30, 2005 compared with 1.3% for the same period in 2004.

The expense ratio (GAAP basis) in the first nine months of 2005 (policy acquisition costs and other expenses related to premiums earned) was 27.1% compared to 26.6% in the corresponding period of 2004. Higher expenditures for advertising and state guaranty fund assessments increased the expense ratio in 2005.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; whereas a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 91.2% in the first nine months of 2005 compared with 89.4% in the corresponding period of 2004.

Investment income for the first nine months of 2005 was $90.3 million, compared with $80.4 million in the first nine months of 2004. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.4% in the first nine months of 2005 compared to 3.6% in the corresponding period of 2004 on average invested assets of $3,023.1 million and $2,611.1 million, respectively.

Interest expense was $5.2 million in the first nine months of 2005 compared to $2.7 million for the third quarter of 2004. The increase in interest expense reflects an increase in notes payable and an increase in interest rates on the Company’s variable interest rate debt.

The income tax provision in the first nine months of 2005 of $84.6 million represented an effective tax rate of 29.0% compared with an effective rate of 28.4% for the corresponding period of 2004.

Net income for the first nine months of 2005 of $207.0 million, or $3.78 per share (diluted), compares with $212.1 million, or $3.88 per share (diluted), in the corresponding period of 2004. Basic net income per share was $3.80 in the first nine months of 2005 and $3.89 in the first nine months of 2004.

Liquidity and Capital Resources

Net cash provided from operating activities in the first nine months of 2005 was $409.2 million, an increase of $15.7 million over the same period in 2004. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities and short-term cash investments, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $719.9 million was reinvested by the Company generally in highly rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $568.0 million at September 30, 2005. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of September 30, 2005:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$201,424	$200,267
Municipal bonds	1,851,709	1,911,898
Mortgage-backed securities	197,301	194,869
Corporate bonds	124,306	125,582
Redeemable preferred stock	5,379	5,410

	2,380,119	2,438,026
Equity securities:
Common Stock:
Public utilities	61,996	107,691
Banks, trusts and insurance companies	7,845	9,311
Industrial and other	96,062	111,637
Non-redeemable preferred stock	50,545	52,922

	216,448	281,561
Short-term cash investments	533,772	533,772

Total investments	$3,130,339	$3,253,359

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at September 30, 2005 by $123.0 million. That net unrealized gain of $123.0 million, reflected in shareholders’ equity, net of applicable tax effects, was $79.8 million at September 30, 2005, compared with a net unrealized gain of $124.2 million or $80.5 million, net of applicable tax effects, at December 31, 2004.

At September 30, 2005, the average rating of the $2,432.6 million bond portfolio at market (amortized cost $2,374.7 million) was AA, the same average rating at December 31, 2004. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2005, bond holdings rated below investment grade totaled $48.1 million at market (amortized cost $47.9 million) representing approximately 1.5% of total investments. This compares to approximately $50.4 million at market (amortized cost $48.1 million) representing approximately 1.7% of total investments at December 31, 2004.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than- temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $2.2 million ($1.4 million after tax benefit) in write-downs of its investments as other-than-temporary declines during the first nine months of 2005.

During the first nine months of 2005, the Company recognized approximately $15.5 million in net realized gains which is comprised of realized gains of $23.6 million offset by realized losses of $8.1 million. Realized losses are comprised of $5.9 million from the disposal of securities with a total amortized cost of approximately $176.6 million and $2.2 million in write-downs of investments as other-than-temporary declines. Approximately $2.4 million of the $5.9 million realized losses from disposal relates to securities held as of December 31, 2004 with no loss on any one individual security exceeding $0.3 million.

At September 30, 2005, the Company had a net unrealized gain on all investments of $123.0 million before income taxes which is comprised of gross unrealized gains of $140.8 million offset by unrealized losses of $17.8 million. Unrealized losses represent 0.6% of total investments at amortized cost. Of these unrealized losses, approximately $13.6 million relate to fixed maturity investments and the remaining $4.2 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$900	$168,957	$424	$20,819	$1,324	$189,776
Municipal bonds	3,234	518,476	3,780	109,960	7,014	628,436
Mortgage-backed securities	1,983	116,395	1,349	75,947	3,332	192,342
Corporate bonds	1,575	71,110	307	13,875	1,882	84,985
Redeemable Preferred Stock	17	2,666	—	—	17	2,666

Subtotal, debt securities	$7,709	$877,604	$5,860	$220,601	$13,569	$1,098,205
Equity Securities	3,801	84,698	448	3,259	4,249	87,957

Total temporarily impaired securities	$11,510	$962,302	$6,308	$223,860	$17,818	$1,186,162

Approximately $15.4 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond, one municipal bond and one equity security with unrealized losses of approximately $0.4 million, $0.4 million and $0.4 million, respectively, representing market value declines of approximately 9%, 9% and 6% of amortized cost. The remaining $2.4 million of unrealized losses represents unrealized losses that exceed 20% of amortized costs, and consists of 3 fixed maturity and 15 equity securities. Of these securities, the most significant unrealized losses relate to a municipal bond and an equity security with unrealized losses of $0.7 million and $0.4 million, respectively, representing market value declines of approximately 22% and 34% of amortized cost. In the future, information may come to light or circumstances may change that would cause the Company to write-down or sell these securities and incur a realized loss.

The Company has concluded that the gross unrealized losses of $17.8 million at September 30, 2005 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The amortized cost and estimated market value of fixed maturities available for sale with unrealized losses exceeding 20% of amortized cost as of September 30, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,369	2,627
Due after ten years	1,178	762

The Company’s development of its Next Generation (“NextGen”) computer system to replace existing legacy systems is in the final stages of development. The Company will implement NextGen in phases by state beginning with Virginia in the fourth quarter of 2005. The Company expects to implement the other states in 2006. When completed, the NextGen system is expected to cost approximately $25 million to $30 million and to provide a significant positive benefit to the Company. As with any large scale technology implementation, risks associated with system implementation can occur that could significantly impact the operations of the Company, although management has expended planning and development efforts to mitigate these risks.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.5 billion at September 30, 2005 and net written premiums for the twelve months ended on that date of $2.9 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at September 30, 2005 was $29.27 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The duration of the Company’s bond portfolio was 2.9 years at September 30, 2005 compared with 3.2 years at December 31, 2004.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. The Company believes that adverse results, if any, in the actions currently pending should not have a material effect on the Company’s operations or financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2005 and June 30, 2005.

As previously reported in recent public filings, following trial and appeal in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 requiring the Company to compensate brokers at the same rate based on volume of sales, accept applications for insurance from any California licensed broker, remove subjective underwriting requirements from its broker instruction manual and guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Company has implemented changes to its broker relationship to comply with the Court’s modified injunction. The Court also stated that some period of review must take place following any changes before a complete assessment of the brokers’ relationship with the Company can be made, and that any further judicial review should be undertaken only after further discussions between the parties to the lawsuit and appropriate evidence reflecting the nature of such broker relationship is fully assessed. These changes in a one year period of review to November 1, 2006 must occur before the Court will reconsider vacating the modified injunction. The Company believes that it is now in compliance with the modified injunction. The Company is not able to estimate the extent to which complying with the modified injunction will impact future trends in earnings or loss ratios.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case as well as what the San Francisco Superior Court appeared to regard as the DOI’s acquiescence in our practices. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. If a monetary penalty is imposed, the Company is unable to estimate the ultimate amount of any monetary penalty, and therefore no adjustment for the potential monetary penalty is recorded in the consolidated financial statements.

Noam Hernandez, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), originally filed July 12, 2002, as Dan O’Dell v. Mercury Insurance Company, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The Plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software, and unspecified attorneys’ fees and costs. In 2003, the Court granted the Company’s motion to stay the action pending plaintiff O’Dell’s compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the Court in January 2005. In June 2005, based upon the arbitration result and other defenses, the Court granted the Company’s Motion to Strike the first amended complaint. While the individual claims of plaintiff O’Dell were dismissed with prejudice, Plaintiff’s counsel was given leave to file a second amended complaint, substituting a new plaintiff, in August of 2005. As with the previous plaintiff, the Company has filed a motion to compel plaintiff Hernandez’s compliance with a contractual arbitration provision, and has also filed a Motion to Strike portions of the amended complaint on other grounds. The Court is expected to rule on these motions in December of 2005. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. This motion will be heard by the Court in January 2006. As with the O’Dell case above, and the other cases in the coordinated proceedings, the Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as result of the Company’s handling of her medical payments claim. The case is set to go to trial in June 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, filed his original action on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint, asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorney’s fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company has filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following the hearing on September 19, 2005, the Court took the matter under submission. On June 9, 2005, the trial court also permitted the Complaint in Intervention by The Foundation for Taxpayer and Consumer Rights which alleges that the Company’s calculation of persistency discounts constitutes a violation of Insurance Code Section 1861.02 (a) and (c) and the Company has filed an answer to that pleading. No trial date has been scheduled and the Plaintiff has not filed a motion to certify the putative class.

At a status conference on October 24, 2005, the Court agreed to postpone the litigation and to seal its ruling on the Company’s Demurrer and Motion to Strike certain portions of the Fourth Amended Complaint until January 9, 2006 to see if the case could be resolved without further litigation. If the case is not resolved by that date or if progress towards settlement has not been made, the Company expects the Court will unseal its ruling on the Demurrer and Motion to Strike and discovery will commence. The Company is not able to determine the potential outcome of this matter or potential exposure in the event liability is to be found.

Cynthia Markovich and Patricia Carnegie v. Mercury Insurance Services, L.L.C., a collective action claim filed April 19, 2005 in the United States District Court for the Middle District of Florida, asserts that the Plaintiffs were denied overtime compensation while working as claims adjusters for the Company in violation of the provisions of the Fair Labor Standards Act. The Plaintiffs are seeking class certification to include all claims adjusters during the three years preceding the filing of this action and recovery of overtime compensation, liquidated damages, attorney fees, costs and other compensation. This case is currently in discovery and the Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this case.

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

MERCURY GENERAL CORPORATION

Date: November 8, 2005	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer