Form 10-K
period 2005-12-31
MERCURY GENERAL CORP
filed 2006-03-09
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2005 was approximately $1,432,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 28, 2006, the Registrant had issued and outstanding an aggregate of 54,625,156 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 10, 2006 are incorporated herein by reference into Part III hereof.

Item 1.    Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing automobile insurance in a number of states, principally California. During 2005, private passenger automobile insurance and commercial automobile insurance accounted for 85.5% and 4.5%, respectively, of the Company’s total direct premiums written. The percentage of direct automobile insurance premiums written during 2005 by state was 72.4% in California, 9.2% in Florida, 7.5% in New Jersey, 4.2% in Texas and 6.7% in all other states. The Company also writes homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and commercial property insurance. The non-automobile lines of insurance accounted for 10.0% of direct premiums written in 2005, of which approximately 57.0% was in the homeowners line.

The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, personal injury protection, property damage liability, comprehensive, collision and other hazards. The Company’s published maximum limits of liability are, for bodily injury, $250,000 per person and $500,000 per accident and, for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile program. However, under the majority of the Company’s automobile policies, the limits of liability are equal to or less than $100,000 per person and $300,000 per accident for bodily injury and $50,000 per accident for property damage.

In 2005, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”), maintained a rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). AMI, AML and MCM which accounted for approximately 9% of the Company’s 2005 net premiums written, maintained an A.M. Best rating of A- (Excellent).

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. The Company also owns an office building in Rancho Cucamonga, California, which is used to support the Company’s California operations and future expansion. During 2005, the Company acquired office buildings located in St. Petersburg, Florida and in Oklahoma City, Oklahoma which house employees of the Company and several outside tenants. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia; Latham, New York; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Dallas, Fort Worth, Houston and San Antonio, Texas. The Company has approximately 5,000 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information therein is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with, or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chief Executive Officer. Including

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

California General Underwriters Insurance Company, Inc.’s only business is to assume all of the risks under policies written by one or more of the above companies covering the Company’s fleet of vehicles. Mercury Select Management Company, Inc. (“MSMC”), a Texas corporation serves as the attorney-in-fact for AML. The Company operates Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency headquartered in Houston, Texas. MCM, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code, is managed and controlled by the Company through a management agreement. The Company also operates two managing general agents, one of which, American Mercury MGA, Inc. (“AMMGA”), manages a portion of the Company’s business in Texas, and the other, Mercury Group, Inc. (“MGI”), manages a portion of the Company’s business in Florida.

Management services are provided to Mercury General’s subsidiaries by Mercury Insurance Services, LLC (“MISLLC”), a subsidiary of MCC. Mercury General and its subsidiaries are referred to collectively as the “Company” unless the context indicates otherwise. Mercury General Corporation individually is referred to as “Mercury General.” All of the subsidiaries as a group, excluding MSMC, AMMGA, MGI, MISLLC and Concord, are referred to as the “Insurance Companies.” The term “California Companies” refers to MCC, MIC and CAIC.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of the applicable states (referred to herein as the “DOI”). Automobile insurance rates on voluntary business in California are subject to prior approval by the California DOI. The Company uses its own extensive database to establish rates and classifications. The California DOI has in effect rating factor regulations that influence the weight the Company ascribes to various classifications of data. See “Regulation—Automobile Insurance Rating Factor Regulations.”

At December 31, 2005, “good drivers” (as defined by the California Insurance Code) accounted for approximately 79% of all voluntary private passenger automobile policies in force in California, while higher risk categories accounted for approximately 21%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners, commercial property and commercial automobile and mechanical breakdown insurance in California.

In states outside of California, the Company offers non-standard, standard and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 25% of total private passenger automobile policies in force at December 31, 2005. In addition, the Company offers mechanical breakdown insurance in many states outside of California and homeowners insurance in Florida, Illinois, Oklahoma, Georgia and Texas.

Production and Servicing of Business

The Company sells its policies through more than 4,900 independent agents and brokers, of which approximately 1,000 are located in each of California and Florida. The remainder are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada and Michigan. Over half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company.

Other than one broker that produced approximately 14%, 14% and 16% during 2005, 2004, and 2003, respectively, of the Company’s direct premiums written, no agent or broker accounted for more than 2% of direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average. During 2005, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within defined media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate, and it intends to maintain the current level of advertising in 2006. During 2005, the Company incurred approximately $34 million in advertising expense. See “Competitive Conditions.”

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

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses, beginning of year	$886,607	$786,156	$664,889
Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	1,909,453	1,640,197	1,447,986
(Decrease) increase in provision for insured events of prior years	(46,517)	(57,943)	4,065

Total incurred losses and loss adjustment expenses	1,862,936	1,582,254	1,452,051

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	1,218,784	1,020,154	892,658
Losses and loss adjustment expenses attributable to insured events of prior years	525,125	461,649	438,126

Total payments	1,743,909	1,481,803	1,330,784

Net reserves for losses and loss adjustment expenses at the end of the period	1,005,634	886,607	786,156
Reinsurance recoverable	16,969	14,137	11,771

Gross liability at end of year	$1,022,603	$900,744	$797,927

The decrease in the provision for insured events of prior years in 2005 and 2004 relates largely to a decrease in the estimated inflation rates on earlier accident years on bodily injury coverage for California automobile insurance. For 2003, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

During 2005, the state of Florida was struck by several hurricanes. The Company has estimated that its pre-tax losses resulting from these hurricanes is approximately $27 million. The estimate is based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes. This compares with pre-tax losses of approximately $22 million incurred from hurricanes in 2004.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2005	2004	2003
	(Amounts in thousands)
Reserves reported on a SAP basis	$1,005,634	$886,607	$786,156
Reinsurance recoverable	16,969	14,137	11,771

Reserves reported on a GAAP basis	$1,022,603	$900,744	$797,927

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table presents the development of loss reserves for the period 1995 through 2005. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable for each of the indicated years. This amount represents the estimated losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2005.

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

	As of December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses	$250,990	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	1,005,634
Paid (cumulative) as of:
One year later	167,226	206,390	247,310	263,805	294,615	321,643	360,781	438,126	461,649	525,125
Two years later	225,158	291,552	338,016	366,908	403,378	431,498	491,243	591,054	628,280
Three years later	248,894	316,505	369,173	395,574	429,787	462,391	528,052	637,555
Four years later	253,708	324,337	379,233	402,000	439,351	476,072	538,276
Five years later	255,688	329,109	381,696	405,910	446,223	478,158
Six years later	257,041	329,825	383,469	409,853	445,892
Seven years later	256,654	330,883	386,427	408,138
Eight years later	257,292	333,634	384,557
Nine years later	260,056	331,741
Ten years later	258,170
Net reserves re-estimated as of:
One year later	247,122	324,572	376,861	393,603	442,437	480,732	542,775	668,954	728,213	840,090
Two years later	254,920	329,210	378,057	407,047	449,094	481,196	549,262	660,705	717,289
Three years later	257,958	327,749	383,588	410,754	446,242	483,382	546,667	662,918
Four years later	257,196	329,339	386,522	409,744	449,325	482,905	545,518
Five years later	256,395	332,570	385,770	410,982	448,813	480,740
Six years later	257,692	332,939	386,883	411,046	447,225
Seven years later	258,743	333,720	386,952	408,857
Eight years later	259,467	334,096	384,752
Nine years later	260,091	331,933
Ten years later	258,021
Net cumulative redundancy (deficiency)	(7,031)	(20,179)	1,518	(23,041)	(28,425)	(16,937)	(28,926)	1,971	68,867	46,517

	As of December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Amounts in thousands)
Gross liability—end of year	336,685	409,061	405,976	434,843	492,220	534,926	679,271	797,927	900,744	1,022,603
Reinsurance recoverable	(24,931)	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)

Net liability—end of year	311,754	386,270	385,816	418,800	463,803	516,592	664,889	786,156	886,607	1,005,634

Gross re-estimated liability—latest	360,228	410,429	431,258	465,165	511,672	565,868	679,836	735,696	855,510
Re-estimated recoverable—latest	(28,295)	(25,677)	(22,401)	(17,940)	(30,932)	(20,350)	(16,918)	(18,407)	(15,420)

Net re-estimated liability—latest	331,933	384,752	408,857	447,225	480,740	545,518	662,918	717,289	840,090

Gross cumulative redundancy (deficiency)	(23,543)	(1,368)	(25,282)	(30,322)	(19,452)	(30,942)	(565)	62,231	45,234

For the year ended December 31, 2005, the Company had positive development of approximately $46.5 million on the 2004 and prior year loss and loss adjustment expense reserves which at December 31, 2004 totaled $901 million. The Company attributes more than half of this redundancy to a change in the inflation rate assumptions used to establish bodily injury coverage reserves for the California automobile insurance lines of business for the 2003 and 2004 accident years. The redundancies, related to changes in bodily injury inflation rate changes on the 2004 and 2003 accident years, were approximately $23 million and $5 million, respectively.

At December 31, 2004, the Company had estimated California automobile insurance bodily injury inflation rates of approximately 1% on the 2003 and 2004 accident years. At December 31, 2005, these assumptions were reduced to deflation amounts of approximately negative 1% for the 2003 accident year and approximately negative 4% for the 2004 accident year. The Company changed its inflation assumptions based on factors that continued to develop throughout 2005. These included a favorable trend in the average amounts paid on closed claims for the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

Bodily injury inflation for the most recent accident years is one of the most difficult components of the Company’s reserves to estimate because a large portion of the claims have not yet been settled. As time passes and more claims from an accident year are settled, the actual inflation rate becomes more certain. Since there are still a significant amount of open bodily injury claims for the 2005 and 2004 accident years, it is possible that inflation rate assumptions will change as more claims are settled in the future.

In addition, approximately one third of the positive development on the reserves established at December 31, 2004 relates to a reduction in the loss adjustment expense reserves for the California automobile insurance lines of business. During the year ended December 31, 2005, there was a decrease in the expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2004. The Company believes that many factors could be contributing to the reduction in payments to outside legal counsel. These include cost savings from the usage of more flat fee billing arrangements with outside counsel, faster closure rates of bodily injury liability cases and a decrease in bodily injury claims frequency due to factors such as improvements made in vehicle safety.

The Company had smaller redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states. When aggregated, these account for the remainder of the positive reserve development experienced in 2005. The positive development in total was more than offset by the reserve needs for the current accident year.

For the year ended December 31, 2004, the Company’s loss reserves as estimated at December 31, 2003 produced a redundancy of approximately $58 million which was reflected in the consolidated financial statements as a reduction to the 2004 calendar year incurred losses. The Company attributes most of this redundancy to a change in the inflation rate assumptions used to establish reserves on the bodily injury coverage for California private passenger automobile insurance on the 2002 and 2003 accident years.

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

The remainder of the redundancy on the 2003 accident year primarily occurred in the Company’s California homeowners and Florida personal automobile lines of business. California homeowners had approximately $6 million in reserve redundancy and Florida personal automobile had approximately $8 million in reserve redundancy.

For calendar year 2002, the Company’s previously estimated loss reserves produced a small redundancy which was reflected in the following year’s incurred losses. This redundancy was primarily the result of changing bodily injury severity inflation assumptions for the 2002 accident year as discussed above.

For calendar years 1998 through 2001, the Company’s previously estimated loss reserves produced a deficiency which was reflected in the following year’s incurred losses. The Company attributes a large portion of the deficiency to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

For calendar year 1997, the Company’s previously estimated loss reserves produced a small deficiency indicating that the Company was reasonably accurate in establishing the initial reserve for that year.

For calendar years 1995 and 1996, the Company’s previously estimated loss reserves produced deficiencies. These deficiencies relate to increases in the Company’s ultimate estimates for loss adjustment expenses, which are based principally on the Company’s actual experience. The adverse development on such reserves reflects increases in the legal expenses of defending the Company’s insureds.

Operating Ratios

Loss and Expense Ratios

Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance

Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 14.5% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the table.

	Year ended December 31,
	2005		2004	2003	2002	2001
Loss Ratio	65.4%		62.6%	67.7%	72.8%	73.2%
Expense Ratio	26.5		26.4	25.9	25.6	26.0

Combined Ratio	91.9%		89.0%	93.6%	98.4%	99.2%

Industry combined ratio (all writers) (1)	95.0	%(2)	93.5%	97.9%	103.7%	107.4%
Industry combined ratio (excluding direct writers) (1)	(N.A.	)	93.9%	98.4%	103.7%	106.0%

(1)	Source: A.M. Best, Aggregates & Averages (2002 through 2005), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2006, Review Preview.”

(N.A.) Not available.

Under GAAP, the loss ratio is computed in the same manner as under statutory accounting, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The following table sets forth the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP for the last five years.

	Year ended December 31,
	2005	2004	2003	2002	2001
Loss Ratio	65.4%	62.6%	67.7%	72.8%	73.2%
Expense Ratio	27.0	26.6	26.3	26.0	26.4

Combined Ratio	92.4%	89.2%	94.0%	98.8%	99.6%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except ratios)
Net premiums written	$2,950,523	$2,646,704	$2,268,778	$1,865,046	$1,442,886
Policyholders’ surplus	$1,487,574	$1,361,072	$1,169,427	$1,014,935	$1,045,104
Ratio	2.0 to 1	1.9 to 1	1.9 to 1	1.8 to 1	1.4 to 1

Risk-Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies that establishes recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2005. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ from amounts reported in accordance with SAP as prescribed by insurance regulatory authorities. Specifically, under GAAP:

•	Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•	Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

•	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

•	Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

•	Costs for computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather than expensed as incurred, as required by SAP.

•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to statutory surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

Investments and Investment Results

The Company’s investments are directed by the Company’s Chief Investment Officer under the supervision of the Company’s Board of Directors. The Company follows an investment policy that is regularly reviewed and revised. The Company’s policy emphasizes investment grade, fixed income securities and maximization of after-tax yields and places certain restrictions to limit portfolio concentrations and market exposure. Sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions. Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2005		2004		2003
	Amortized Market		Amortized Market		Amortized Market
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)
Taxable bonds	$554,472	$549,903	$533,715	$536,261	$350,750	$356,181
Tax-exempt state and municipal bonds	2,034,796	2,091,142	1,623,147	1,700,932	1,492,873	1,576,606
Sinking fund preferred stocks	4,477	4,510	8,093	8,118	12,460	12,522

Total fixed maturity investments	2,593,745	2,645,555	2,164,955	2,245,311	1,856,083	1,945,309
Equity investments incl. perpetual preferred stocks	225,310	276,108	210,553	254,362	223,113	264,393
Short-term cash investments	321,049	321,049	421,369	421,369	329,812	329,812

Total investments	$3,140,104	$3,242,712	$2,796,877	$2,921,042	$2,409,008	$2,539,514

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the consolidated statement of income. Declines in value considered to be temporary are charged as unrealized losses to shareholders’ equity as accumulated other comprehensive income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and “Note 2 of Notes to Consolidated Financial Statements.”

At year-end, approximately 64% of the Company’s total investment portfolio, at market values, and 79% of its total fixed maturity investments, at market values, were invested in investment grade tax-exempt revenue and municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented a combined 6.4% of the Company’s total investment portfolio, at market values, at December 31, 2005. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2005. Holdings of lower than investment grade bonds constitute approximately 1.6% of total invested assets.

The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term cash investments, was 11.5 years at December 31, 2005, which reflects a heavy portfolio mix in investment grade tax-exempt revenue and municipal bonds. The call-adjusted average maturity of the overall bond portfolio was shorter, approximately 3.4 years, because holdings are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.9 years at December 31, 2005, including collateralized mortgage obligations with modified durations of approximately 1.5 years and short-term cash investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a much better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. This component of the portfolio is increased by management when longer term investment opportunities are considered unattractive as a result of the current interest rate environment.

The following table summarizes the investment results of the Company for the five years ended December 31, 2005:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)
Average invested assets (includes short-term cash investments (1))	$3,058,110	$2,662,224	$2,310,966	$2,035,279	$1,828,455
Net investment income:
Before income taxes	122,582	109,681	104,520	113,083	114,511
After income taxes	105,724	95,897	93,318	99,071	98,909
Average annual yield on investments:
Before income taxes	4.0%	4.1%	4.5%	5.6%	6.3%
After income taxes	3.5%	3.6%	4.0%	4.9%	5.4%
Net realized investment gains (losses) after income taxes (2)	10,504	16,292	7,285	(45,768)	4,233
Net (decrease) increase in unrealized gains/losses on all investments after income taxes	$(14,000)	$(4,284)	$42,693	$25,165	$(13,896)

(1)	Fixed maturities and equities at cost.
(2)	Includes investment write-downs, net of tax benefit that the Company considered to be other than temporary of $1.4 million in 2005, $0.6 million in 2004, $5.9 million in 2003 and $46.6 million in 2002. There were no investment write-downs in 2001.

Competitive Conditions

The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than the Company. Based on the most recent regularly published statistical compilations of premiums written, the Company in 2004 was the third largest writer of private passenger automobile insurance in California. The Company’s competitors having greater shares of the California market sell insurance through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2004 and 2005 were periods of very good results for companies underwriting automobile insurance. The Company expects 2006 to be profitable for the industry and consequently the market should continue to be very competitive. However, the Company also believes that industry results may begin to deteriorate primarily as a result of loss inflation without offsetting rate increases. This could lead to a hardening of the market over the next 18 months.

Price and reputation for service are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has, historically, been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In addition to good service and competitive pricing, for those insurers dealing through independent agents or brokers, as the Company does, the marketing efforts of agents and brokers can also provide a competitive advantage.

All rates charged by private passenger automobile insurers are subject to the prior approval of the California DOI. See “Regulation—Automobile Insurance Rating Factor Regulations.”

The Company encounters similar competition in each state and each line of business in which it operates outside California.

Reinsurance

Effective January 8, 2005, the Company terminated a property per risk reinsurance treaty that had been in place with Swiss Re since January 1999, and replaced it with a similar treaty with Employers Reinsurance Corporation (“ERC”). The new treaty, which covers commercial property and homeowners lines, provides first layer coverage of $250,000 in excess of $750,000 for each risk, second layer coverage of $1,000,000 in excess of $1,000,000 per risk and third layer coverage of $3,000,000 in excess of $2,000,000 per risk.

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

Prior to October 1, 2004, the Company had in place a treaty reinsurance agreement with Swiss Re, where risks written under personal umbrella policies were ceded to Swiss Re on a quota share basis. Prior to May 1, 2003 the treaty was on a 100% quota share basis and provided $4 million coverage in excess of $1 million for each risk. Effective May 1, 2003, the treaty was replaced with a 33% quota share agreement for umbrella policies with coverage amounts up to but not exceeding $2 million. Effective October 1, 2004, the umbrella coverage was terminated. The Company has chosen to end the treaty on a run-off basis meaning that the treaty will remain active for one year after the termination date with policies incepting September 30, 2004 and prior being covered per the treaty terms. Policies incepting on October 1, 2004 and after do not have any reinsurance coverage.

Effective April 1, 2005, the Company purchased catastrophe reinsurance that provides coverage on Florida and Georgia property equal to 95% of $80 million in excess of the first $70 million of losses per occurrence. The reinsurance was placed with domestic and non-domestic reinsurers and several Lloyds syndicates. This treaty affords coverage in addition to that provided by the Florida Hurricane Catastrophe Trust Fund (“FHCF”). The Company estimates that the FHCF provides coverage equal to 90% of approximately $28 million in excess of approximately $9 million.

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

MCM maintains reinsurance treaties with several reinsurers covering policies prior to January 1, 2001. The Company also holds a formal guarantee from ERC which reimburses MCM if any of the reinsurers fails to satisfy its obligations under its respective reinsurance agreement.

If any reinsurers are unable to perform their obligations under the reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

The Company’s business in the states in which it operates is subject to significant regulation and supervision by the DOI of each state, each of which has broad regulatory, supervisory and administrative powers.

California Department of Insurance Oversight

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

Persistency discounts are discounts provided to consumers based on the number of consecutive years the consumer has had insurance coverage. In 1990, following the enactment of Proposition 103 and its prior approval requirement for insurance premiums in California, the California DOI issued regulations permitting persistency as a rating factor. The regulations provided no definition of persistency. Following a 1994 market conduct examination of the Company, the California DOI determined that the Company’s persistency discount, awarded only to consumers previously insured by the Company or its agents and brokers (so-called “loyalty” persistency), was unfairly discriminatory. In response, in 1995 the Company obtained approval for a persistency discount awarded to insureds with continuous coverage with any insurer—what has come to be called “portable” persistency. This discount was consistently reapproved until 2002 when the California DOI, under then Commissioner Harry Low, took the position that only “loyalty” persistency—that is, the kind of persistency discount the Company awarded prior to 1995—was allowable under Proposition 103.

In 2003, the California DOI required all insurers offering persistency discounts to eliminate their portability. However, Senate Bill 841 (“SB 841”), enacted in 2003, amended the California Insurance Code to allow portable persistency discounts. SB 841 was challenged in the courts and on September 27, 2005 was overturned in a decision by the California Court of Appeal in The Foundation for Taxpayer and Consumer Rights, et al. v. Garamendi. The Company’s petition for review of this decision was denied by the California Supreme Court in January 2006. Consequently, the Company has filed and received approval for a revenue neutral rate change eliminating persistency which effectively increases the rates charged to some insureds moderately and lowers rates for all others. Since the new rates went in effect, the Company has seen an increase in the number of new applications. However, it is not yet possible to determine if this will have a material impact on the Company or its operations.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case as well as what the San Francisco Superior Court appeared to regard as the DOI’s acquiescence to our practices. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. If a monetary penalty is imposed, the Company is unable to estimate the ultimate amount of any monetary penalty, and therefore no reserve for the potential monetary penalty has been established in the consolidated financial statements.

The California DOI is also responsible for conducting periodic financial examinations of insurance companies domiciled in California. During 2005, the California DOI completed a financial examination of the California Companies as of December 31, 2003. These examinations resulted in no material recommendations.

The California DOI’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with the California Insurance Code and the California Code of Regulations with respect to rating, underwriting and claims handling practices. In November 2005, the DOI issued a NNC related to several issues raised from a market conduct examination dating back to 2002. The Company has filed a Statement of Compliance and a request for public hearing that states and evidences support that the alleged non-compliance does not exist. In December 2005, the DOI issued a NNC challenging the Company’s marital status rating factor. The Company has filed a Statement of Compliance asserting that its rating factor is applied according to industry standard and has been approved as such by the DOI. During 2005, the DOI completed an examination which covered a compliance review of the activities of the Company’s Special Investigation Unit. The examination resulted in no material recommendations.

State Insurance Agency Oversight in Other States

The Insurance Companies outside California are subject to the regulatory powers of the DOIs of the various states in which they operate. Those powers are similar to the regulatory powers in California enumerated above. Generally, the regulations relate to standards of solvency and are designed for the benefit of policyholders and not of insurance company shareholders.

Like California, insurance rates in Georgia, New York, New Jersey, Pennsylvania and Nevada require prior approval from the state DOI, while insurance rates in Illinois, Texas, Virginia, Arizona and Michigan must only be filed with the respective DOI before they are implemented. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate or unfairly discriminatory.

The DOI of each state is also responsible for conducting periodic financial examinations of the insurance companies domiciled in its state. In 2005, the Florida DOI completed financial examinations of MICFL and MIDAM as of December 31, 2003. The Texas DOI completed financial examinations of MCM and AMI Lloyds as of December 31, 2004. The Oklahoma DOI completed a financial examination of AMI as of December 31, 2004. These examinations resulted in no material recommendations. At December 31, 2005, the Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period ending December 31, 2003, and the DOI in the states of Florida and Illinois are conducting financial examinations for the Company’s insurance subsidiaries domiciled in these states for the period ending December 31, 2004. Reports for these examinations are not yet available.

In addition to the financial examinations, the DOI in each state conducts market conduct examinations to ensure compliance with the insurance statutes and regulations of each state in which the Company operates with respect to rating, underwriting and claims handling practices. At December 31, 2005, the DOI for the states of Texas, Florida and Arizona are conducting market conduct examinations of the Company’s automobile lines of business and the Florida DOI is also conducting a market conduct examination of the Company’s homeowners line of business. In February 2006, the Company responded to a Proposed Consent Order (the “Order”) received from the Florida DOI. The Order details preliminary findings from the market conduct examination. As of December 31, 2005, the Company has accrued for those items that it believes will have a financial impact. In addition, the Order proposes a fine for an unspecified amount of money. The Company has established an accrual for a potential fine; however, it is possible that the actual fine could be greater or less than the amount accrued. The Company believes that the fine, if any, should not have a material effect on the Company’s operations or financial condition. During 2005, the New Jersey DOI conducted a market conduct examination of MIDAM as of January 10, 2004. The New Jersey DOI issued an Adopted Report on February 16, 2006, and the Company is currently in the process of responding to the New Jersey DOI.

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company also makes financial contributions to officeholders and candidates. In 2005 and 2004, those contributions amounted to $352,550 and $534,800, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Insurance Guarantee Association

The California Insurance Guarantee Association (the “Association”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’

assets. The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are also subject to the provisions of similar insurance guaranty associations. The Company accounts for assessments in accordance with AICPA Statement of Position 97-3 “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments” (“SOP 97-3”), which requires the recognition of a liability when an assessment is levied or information is available indicating that an assessment is probable. In addition, SOP 97-3 prohibits the recognition of an asset for recoveries related to new business or renewal of short duration policies.

During 2005, the Company paid approximately $5 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of business. In addition, the Company paid approximately $1 million to the Florida Citizens Property Insurance Corporation for assessments relating to its homeowners line of business. As permitted by state law, all of the Florida assessment and approximately $4 million of the New Jersey assessment is recoupable through a surcharge to policyholders. During 2005, the Company began to recoup these assessments and will continue recouping them in 2006. It is possible that there will be additional assessments in 2006.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among the companies. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, certain reinsurance transactions and sales, purchases, exchanges, loans and extensions of credit, and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Company’s admitted assets or 25% of statutory surplus as regards policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of “control” of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the California DOI. In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire “control,” directly or indirectly, of the Company must generally file with the California DOI an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

Each of the Insurance Companies is subject to holding company regulations in the states in which it is domiciled; the provisions of which are substantially similar to those of the Holding Company Act.

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the

California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2005, assigned risks represented 0.1% of total automobile direct premiums written and 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer similar programs to that of California. These programs are not a significant contributor to the business written in those states.

Automobile Insurance Rating Factor Regulations

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.” The Company’s rate plan was approved by the California DOI and operates under these rating factor regulations.

In December 2005, the California Insurance Commissioner introduced new regulations designed to reduce the impact of automobile insurance rates based on where people live. Current regulations allow companies to average the weight of all the optional factors, and the average weight of the optional rating factors must be less than the third statutory factor. The proposed regulation requires each individual optional factor such as territory to have less weight than the third statutory factor. The Commissioner expects these regulations to be effective in late 2006 after public hearings and review by the California Office of Administrative Law (“OAL”). Following the announcement of the effective date of this proposed regulation, every insurer will have 90 days to submit a class plan which complies with these regulations.

The insurance industry has argued that territory is a useful predictor of risk because it takes into account aspects such as the number of accidents and theft in a particular area. Many insurers, including the Company, place a higher weight on this optional factor. Certain studies have predicted that reducing the weight of territory in developing automobile insurance rates would likely hurt consumers in the rural and suburban areas where automobile insurance rates would, on average, increase and help consumers in the urban areas where automobile insurance rates would, on average, decrease. Depending upon the results of the public hearing and the OAL review, the insurance industry may challenge the Commissioner’s proposal in court on the basis that the results of this regulation are unfairly discriminatory.

The outcome of these proposed regulations is not certain at the present time and the Company is unable to determine the impact that these proposed regulations, if enacted, would have on its business.

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

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 29, 2005, is approximately $54 million.

Terrorism Risk Insurance Act of 2002

The federal government enacted the Terrorism Risk Insurance Act of 2002 (the “Act”) to establish a temporary Federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined within the Act. Scheduled to expire on December 31, 2005, the Act was extended for two additional years and amended by the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”). The Terrorism Insurance Program (the “Program”) requires commercial property and casualty insurers licensed in the United States to participate. The Extension Act modified the provisions of the Act by providing exclusions of certain insured coverages such as commercial automobile insurance, creating a Program trigger for funding of certified events occurring after March 31, 2006 which exceed aggregate industry losses of $50 million in 2006 and $100 million in 2007. The U.S. government funding for certified events will remain at 90% of covered losses in 2006; decreasing to 85% of covered losses in 2007. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium; with the percentage increasing each year. The Program, as amended, runs through December 31, 2007.

The Company writes a limited amount of commercial property policies and does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, the Company does not insure a high concentration of commercial policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Less than six percent of the Company’s commercial property policyholders purchased this coverage in 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 15, 2006:

Name	Age	Position
George Joseph	84	Chairman of the Board and Chief Executive Officer
Gabriel Tirador	41	President and Chief Operating Officer
Bruce E. Norman	57	Senior Vice President—Marketing
Maria Fitzpatrick	48	Vice President and Chief Information Officer
Christopher Graves	40	Vice President and Chief Investment Officer
Kenneth G. Kitzmiller	59	Vice President—Underwriting
Rick McCathron	34	Vice President—West Region
Joanna Y. Moore	50	Vice President and Chief Claims Officer
Peter Simon	46	Vice President and Chief Technology Officer
Theodore R. Stalick	42	Vice President and Chief Financial Officer
John Sutton	58	Interim Vice President—South East Region
Charles Toney	44	Vice President and Chief Actuary
Kenneth Van Wagner	47	Vice President—North East Region
Judy A. Walters	59	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chief Executive Officer of the Company and Chairman of its Board of Directors, has served in those capacities since 1961. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Operating Officer, served as the Company’s assistant controller from 1994 to 1996. From 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001. Mr. Tirador has over 20 years experience in the property and casualty insurance industry and is a Certified Public Accountant.

Mr. Norman, Senior Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to his current position in 1999, and has been a Vice President since 1985 and a Vice President of MCC since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977.

Ms. Fitzpatrick, Vice President and Chief Information Officer, joined the Company in February 2004, and is responsible for information technology operations. Prior to joining Mercury, she served as the Senior Vice President—Chief Information Officer for Pacificare Health Systems from 2000 to 2003 and Vice President of Systems Development at Pacificare Health Systems since 1996.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in April 2001.

Mr. Kitzmiller, Vice President—Underwriting, has been employed by the Company in the underwriting department since 1972. In 1991, he was appointed Vice President of Underwriting of Mercury General and has supervised the California underwriting activities of the Company since early 1996.

Mr. McCathron, Vice President—West Region, joined the Company in the underwriting department in 1993. He was named to his current position in April 2004. In this position, Mr. McCathron is responsible for all aspects of the Company’s operations in Arizona, Illinois, Michigan, Nevada, Oklahoma and Texas. Mr. McCathron has served in various positions and responsibilities since joining the Company.

Ms. Moore, Vice President and Chief Claims Officer, joined the Company in the claims department in 1981. She was named Vice President of Claims of Mercury General in 1991 and has held her present position since 1995.

Mr. Simon, Vice President and Chief Technology Officer, has been employed by the Company since 1980. He was appointed to his current position in October 2003. Prior to this appointment, Mr. Simon served as a Vice President in the Information Systems Department since December 1999.

Mr. Stalick, Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. In October 2000, he was named Chief Accounting Officer, a role he held until appointed to his current position in October 2001. Mr. Stalick is a Certified Public Accountant.

Mr. Sutton, Interim Vice President—South East Region, joined the Company in July of 2000 as Assistant to the Chairman and CEO, a position he still holds. He was named Interim Vice President of the South East Region in August 2005, and in this capacity he is responsible for all aspects of the Company’s operations in Florida, Georgia and Virginia. Prior to joining the Company, he was President and Chief Executive Officer of The Covenant Group, a Connecticut-based insurance holding company.

Mr. Toney, Vice President and Chief Actuary, joined the Company in 1984 as a programmer/analyst. In 1994 he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position.

Mr. Van Wagner, Vice President—North East Region, joined the Company as the New York State Administrator in 1999. He was named to his current position in August 2005. In this position, Mr. Van Wagner is responsible for all aspects of the Company’s operation in New Jersey, New York and Pennsylvania. Prior to joining the Company, Mr. Van Wagner worked for Prudential Property and Casualty in a variety of positions from 1981 to 1999.

Ms. Walters has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in 1998.

Item 1A.    Risk Factors

The Company’s business involves various risks and uncertainties, some of which are discussed in this section. The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by the Company with the SEC, as well as news releases and other information publicly disseminated by the Company from time to time.

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company, or that it currently believes to be immaterial, may also adversely affect the Company’s business. Any of the following risks or uncertainties that develop into actual events could have a materially adverse effect on the Company’s business, financial condition or results of operations.

Risks Related to the Company and its Business

The Company is a holding company that relies on regulated subsidiaries for cash to satisfy its obligations.

As a holding company, the Company maintains no operations that generate revenue to pay operating expenses, shareholders’ dividends or to pay principal or interest on its indebtedness. Consequently, the Company relies on the ability of its insurance subsidiaries, and particularly its California insurance subsidiaries, to pay dividends so that the Company can meet its debt payment obligations and pay other expenses. The ability of the Company’s insurance subsidiaries to pay dividends is regulated by state insurance laws, which limit the amount, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Company’s insurance subsidiaries to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations and its ability to pay dividends to its shareholders.

If the Company’s loss reserves are inadequate, its business and financial position could be harmed.

The process of establishing property and liability loss reserves is inherently uncertain due to a number of factors, including underwriting quality, the frequency and amount of covered losses, variations in claims settlement practices, the costs and uncertainty of litigation, and expanding theories of liability. While the Company believes that improved actuarial techniques and databases have assisted in estimating loss reserves, the Company’s methods may prove to be inadequate. If any of these contingencies, many of which are beyond the Company’s control, results in loss reserves that are not sufficient to cover its actual losses, its results of operations, liquidity and financial position may be materially adversely affected.

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.

The Company’s financial condition, liquidity and results of operations depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including, without limitation:

•	availability of sufficient reliable data,

•	incorrect or incomplete analysis of available data,

•	uncertainties inherent in estimates and assumptions, generally,

•	selection and application of appropriate rating formulae or other pricing methodologies,

•	the Company’s ability to innovate with new pricing strategies, and the success of those innovations,

•	the Company’s ability to predict retention (e.g., policy life expectancy) accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in the Company’s claim settlement practices,

•	changing driving patterns,

•	unexpected inflation in the medical sector of the economy, and

•	unanticipated inflation in auto repair costs, auto parts prices and used car prices.

Such risks may result in the Company’s pricing being based on outdated, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s operating results, financial condition and cash flow could be materially adversely affected.

The effects of emerging claim and coverage issues on the Company’s business are uncertain and may have an adverse effect on the Company’s business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after the Company has issued insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.

The Company’s private passenger insurance rates are subject to prior approval by the departments of insurance in most of the states in which the Company operates, and to political influences.

In most of the states in which the Company operates, it must obtain prior approval from the state department of insurance of the private passenger insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate increases it requests, the Company’s ability to operate its business in a profitable manner may be limited and its liquidity, financial condition and results of operations may be adversely affected.

From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in the opinion of the Company’s management. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe-prone states seek an acceptable methodology to price for catastrophe exposure. In addition, various insurance underwriting and pricing criteria regularly come under attack by regulators, legislators and special interest groups. The result could be legislation or regulations that would adversely affect the Company’s business, financial condition and results of operations.

The Company remains highly dependent upon California and several other key states to produce revenues.

For the year ended December 31, 2005, the Company generated approximately 72.4% of its direct automobile insurance premiums written in California, 9.2% of its direct automobile insurance premiums written in Florida and 7.5% of its direct automobile insurance premiums written in New Jersey. The Company’s financial results are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

If the Company cannot maintain its A.M. Best ratings, it may not be able to maintain premium volume in its insurance operations sufficient to attain the Company’s financial performance goals.

The Company’s ability to retain its existing business or to attract new business in its insurance operations is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Company’s insurance subsidiaries with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). If the Company is unable to maintain its A.M. Best ratings, the Company may not be able to grow its premium volume sufficiently to attain its financial performance goals, and if A.M. Best were to downgrade the Company’s rating, the Company could lose significant premium volume.

The Company’s insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject the Company’s insurance subsidiaries to regulatory action.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require the Company’s insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. If any of the Company’s insurance subsidiaries fails to meet these standards and requirements, the Department of Insurance regulating such subsidiary may require specified actions by the subsidiary.

There is uncertainty involved in the availability of reinsurance and the collectibility of reinsurance recoverables.

The Company reinsures a portion of its potential losses on the policies it issues to mitigate the volatility of the losses on its financial condition and results of operations. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company’s control. From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. As a result, the Company may not be able to successfully purchase reinsurance and transfer a portion of the Company’s risk through reinsurance arrangements. In addition, as is customary, the Company initially pays all claims and seeks to recover the reinsured losses from its reinsurers. Although the Company reports as assets the amount of claims paid which the Company expects to recover from reinsurers, no assurance can be given that the Company will be able to collect from its reinsurers. If the amounts actually recoverable under the Company’s reinsurance treaties are ultimately determined to be less than the amount it has reported as recoverable, the Company may incur a loss during the period in which that determination is made.

The Company depends on independent agents who may discontinue sales of its policies at any time.

The Company sells its insurance policies through more than 4,900 independent brokers and agents. The Company must compete with other insurance carriers for these brokers and agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. Recent or future regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

One independent broker of the Company is responsible for a significant amount of the Company’s revenues, and the loss of business provided by that broker could adversely affect the Company’s results of operations and financial condition.

The Company markets its insurance policies primarily through independent agents and brokers. One broker provided 14% of the Company’s direct written premiums in the year ended December 31, 2005. Loss of all or a substantial portion of the business provided by this broker could have a material adverse effect on the Company’s business.

Changes in market interest rates or defaults may have an adverse effect on the Company’s investment portfolio, which may adversely affect the Company’s financial results.

The Company’s results are affected, in part, by the performance of its investment portfolio. The Company’s investment portfolio contains interest rate sensitive-investments, such as municipal and corporate bonds. Increases in market interest rates may have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company’s investment income as it invests positive cash flows from operations and as it reinvests proceeds from maturing and called investments in new investments that could yield lower rates than the Company’s investments have historically generated. Defaults in the Company’s investment portfolio may produce operating losses and reduce the Company’s capital and surplus.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. Despite its mitigation efforts, a significant increase in interest rates could have a material adverse effect on the Company’s book value.

The Company’s business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its results of operations.

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events is likely to result in substantial volatility in the Company’s financial condition or results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company’s expansion plans may adversely affect its future profitability.

The Company is currently expanding and intends to further expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flow from operations. The expansion may not occur, or if it does occur may not be successful in providing increased revenues or profitability. If the Company’s cash flow from operations is insufficient to cover the increased costs of the expansion or if the expansion does not provide the benefits anticipated, the Company’s financial condition and results of operations and ability to grow its business may be harmed.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements depends on many factors, including its ability to write new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses and the success of its current expansion plans. The Company may need to raise additional funds through financings or curtail its growth and reduce its assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to us. In the case of equity financings, dilution to the Company’s shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, operating results and financial condition could be adversely affected.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation, could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company is developing and deploying a new Next Generation information technology system that is intended to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems or any delay or failure in the full deployment of the Company’s Next Generation information technology system could disrupt its business and could result in decreased premiums, increased overhead costs and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power loss;

•	unauthorized access; and

•	computer systems, or Internet, telecommunications or data network failure.

It is possible that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. Following implementation of its Next Generation system, the Company may from time to time install new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

The Company’s consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company’s results and financial condition. See “Note 1 of Notes to Consolidated Financial Statements.”

The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require the Company to include in its Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock price.

The ability of the Company to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.

As the Company expands its operations, it must hire and train new employees, and retain current employees to handle the resulting increase in new inquiries, policies, customers and claims. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business in some jurisdictions. In addition, the failure to adequately staff its claims department could result in decreased quality of the Company’s claims operations.

The Company’s success also depends heavily upon the continued contributions of its executive officers, both individually and as a group. The Company’s future performance will be substantially dependent on its ability to retain and motivate its management team. The loss of the services of any of the Company’s executive officers, and particularly George Joseph, could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces litigation risks which, if decided adversely to the Company, could impact its financial results.

The Company and its insurance subsidiaries are named as defendants in a number of lawsuits. These lawsuits are described more fully in “Item 3. Legal Proceedings.” Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuits is uncertain and may, if these lawsuits are determined adversely to the Company, negatively impact the manner in which the Company conducts its business and its results of operations, which could materially increase the Company’s costs and expenses.

In addition, potential litigation involving new claim, coverage and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent or increasing the size of claims. The effects of these and other unforeseen emerging claim, coverage and business practice issues could negatively impact the Company’s revenues or its methods of doing business.

Risks Related to the Company’s Industry

The private passenger insurance business is highly competitive, and the Company may not be able to compete effectively against larger, better-capitalized companies.

The Company competes with many property and casualty insurance companies selling private passenger automobile insurance in the states in which the Company operates, many of which are better capitalized than the Company and have higher A.M. Best ratings. The superior capitalization of many of the Company’s competitors may enable them to offer lower rates, to withstand larger losses, and to take advantage more effectively of new marketing opportunities. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate. The Company’s ability to compete against these larger, better-capitalized competitors depends importantly on its ability to deliver superior service and its strong relationships with independent agents.

The Company may from time to time undertake strategic marketing and operating initiatives to improve its competitive position and drive growth. If the Company is unable to successfully implement new strategic initiatives or if the Company’s marketing campaigns do not attract new customers, the Company’s competitive position may be harmed, which could adversely affect the Company’s business and results of operations.

Additionally, in a highly competitive industry such as the automobile insurance industry, some of the Company’s competitors may fail from time to time. In the event of a failure of a major insurance company, the Company could be adversely affected, as the Company and other insurance companies would likely be required by state law to absorb the losses of the failed insurer, and as the Company would be faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The Company may be adversely affected by changes in the personal automobile insurance business.

Approximately 85% of the Company’s direct written premiums for the year ended December 31, 2005 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

The insurance industry is subject to extensive regulation, which may affect the Company’s ability to execute its business plan and grow its business.

The Company is subject to comprehensive regulation and supervision by government agencies in each of the states in which its insurance subsidiaries is domiciled, as well as in the states where its insurance subsidiaries sell insurance products, issue policies and handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success. Some of these regulations include:

Required Licensing. The Company operates under licenses issued by the Departments of Insurance in the states in which the Company sells insurance. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter that market quickly or offer new insurance products in that market may be substantially impaired.

Transactions Between Insurance Companies and Their Affiliates. Transactions between the Company’s insurance subsidiaries and their affiliates (including the Company) generally must be disclosed to state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of some transactions, which may adversely effect the Company’s ability to innovate or operate efficiently.

Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which the Company conducts business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, the Company begins using new rates before they are approved, it may be required to issue refunds or credits to the Company’s policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. Accordingly, the Company’s ability to respond to market developments or increased costs in that state can be adversely affected.

Restrictions on Cancellation, Non-Renewal or Withdrawal. Most of the states in which the Company operates have laws and regulations that limit its ability to exit a market. For example, these states may limit a private passenger auto insurer’s ability to cancel and non-renew policies or they may prohibit the Company from withdrawing one or more lines of insurance business from the state unless prior approval is received from the state insurance department. In some states, these regulations extend to significant reductions in the amount of insurance written, not just to a complete withdrawal. Laws and regulations that limit the Company’s ability to cancel and non-renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict the Company’s ability to exit unprofitable markets, which may harm its business and results of operations.

Other Regulations. The Company must also comply with regulations involving, among other things:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting with respect to financial condition;

•	periodic financial and market conduct examinations performed by state insurance department examiners; and

•	the other regulations discussed in this Annual Report on Form 10-K.

Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs. In addition, these laws and regulations may limit the Company’s ability to underwrite and price risks accurately, prevent it from obtaining timely rate increases necessary to cover increased costs and may restrict its ability to discontinue unprofitable relationships or exit unprofitable markets. These results, in turn, may adversely affect the Company’s profitability or its ability or desire to grow its business in certain jurisdictions, which could have an adverse effect on the market value of the Company’s common stock. The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of the Company’s ability to do business in that jurisdiction. In addition, the Company may face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

Regulation may become more extensive in the future, which may adversely affect the Company’s business and results of operations.

No assurance can be given that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which the Company conducts business could make it more expensive for it to continue to conduct business in these states, restrict the premiums the Company is able to charge or otherwise change the way the Company does business. In such events, the Company may seek to reduce its writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether and to what extent new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s operations, profitability and financial condition.

Risks Related to the Company’s Stock

The Company is controlled by a few large shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.

George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s shareholders and the holders of its debt securities.

Future sales of common stock may affect the market price of the Company’s common stock and the future exercise of options and warrants will result in dilution to the Company’s shareholders.

The Company may raise capital in the future through the issuance and sale of shares of its common stock. The Company cannot predict what effect, if any, such future sales will have on the market price of its common stock. Sales of substantial amounts of its common stock in the public market could adversely affect the market price of the Company’s outstanding common stock, and may make it more difficult for shareholders to sell common stock at a time and price that the shareholder deems appropriate. In addition, the Company has issued options to purchase shares of its common stock. In the event that any options to purchase common stock are exercised, shareholders will suffer dilution in their investment.

Applicable insurance laws may make it difficult to effect a change of control of the Company or the sale of any of its insurance subsidiaries.

Before a person can acquire control of a U.S. insurance company or any holding company of a U.S. insurance company, prior written approval must be obtained from the DOI of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of the insurer or holding company, the state DOI will consider a number of factors relating to the acquiror and the transaction. These laws and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company or the sale by the Company of any of its insurance subsidiaries, including transactions that some or all of the Company’s shareholders might consider to be desirable.

Although the Company has consistently paid cash dividends in the past, it may not be able to pay cash dividends in the future.

The Company has paid cash dividends on a consistent basis since the public offering of its common stock in November 1985. However, future cash dividends will depend upon a variety of factors, including the ability of the insurance subsidiaries to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints. Also, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

The home office of the California Companies and the Company’s computer facilities are located in Brea, California in 238,000 square feet of office space owned by the Company.

The Company’s executive offices are located in a 36,000 square foot office building in Los Angeles, California, owned by MCC. The Company occupies approximately 95% of the building and leases the remaining office space to outside parties.

The Company owns a 130,000 square foot office building in Rancho Cucamonga, California that opened in September 2003. This space is used to support the Company’s California operations and future expansion. Any space in the building that is not occupied by the Company may be leased to outside parties.

During 2005, the Company purchased a 157,000 square foot office building in St. Petersburg, Florida and a 100,000 square foot office building in Oklahoma City, Oklahoma. These buildings house employees of the Company and several outside tenants. In the future, the Company plans to expand into the spaces occupied by the outside tenants as their lease terms end.

The Company leases all of its other office space. Office location is not material to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations, however it is not expected to be material to the Company’s financial condition.

As previously reported, following trial and appeal in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 requiring the Company to compensate brokers at the same rate based on volume of sales, accept applications for insurance from any California licensed broker, remove subjective underwriting requirements from its broker instruction manual and provide guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Company has implemented changes to its broker relationship to comply with the Court’s modified injunction. The Court also stated that some period of review must take place following any changes before a complete assessment of the brokers’ relationship with the Company can be made, and that any further judicial review should be undertaken only after further discussions between the parties to the lawsuit and appropriate evidence reflecting the nature of such broker relationship is fully assessed. These changes must occur during a one year period of review through November 1, 2006 before the Court will reconsider vacating the modified injunction. The Company believes that it is in compliance with the modified injunction. The Company is not able to estimate the extent to which complying with the modified injunction will impact future trends in earnings or loss ratios.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, filed his original action on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint, asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following the hearing on September 19, 2005, the Court took the matter under submission. On June 9, 2005, the trial court also permitted a Complaint in Intervention by The Foundation for Taxpayer and Consumer Rights which alleges that the Company’s calculation of persistency discounts constitutes a violation of Insurance Code Section 1861.02(a) and (c) and the Company has filed an answer to that pleading. No trial date has been scheduled and the Plaintiff has not filed a motion to certify the putative class.

The Court agreed to postpone the litigation and to seal its ruling on the Company’s Demurrer and Motion to Strike certain portions of the Fourth Amended Complaint until March 14, 2006 to determine whether the case could be resolved without further litigation. If the case is not resolved by that date or if progress towards settlement has not been made, the Company expects the Court will unseal its ruling on the Demurrer and Motion to Strike and discovery will commence. The Company is not able to determine the potential outcome of this matter or potential exposure in the event liability is to be found. The Company intends to vigorously defend this lawsuit.

Noam Hernandez, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), originally filed July 12, 2002, as Dan O’Dell v. Mercury Insurance Company, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The Plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software, and unspecified attorneys’ fees and costs. In 2003, the Court granted the Company’s motion to stay the action pending Plaintiff O’Dell’s compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the Court in January 2005. In June 2005, based upon the arbitration result and other defenses, the Court granted the Company’s Motion to Strike the first amended complaint. While the individual claims of Plaintiff O’Dell were dismissed with prejudice, Plaintiff’s counsel was given leave to file a second amended complaint, substituting a new Plaintiff, in August of 2005. As with the previous Plaintiff, the Company has filed a motion to compel Plaintiff Hernandez’ compliance with a contractual arbitration provision, and has also filed a Motion to Strike portions of the amended complaint on other grounds. The Court is expected to rule on these motions on March 16, 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. No date has been set for this motion. As with the O’Dell case above, and the other cases in the coordinated proceedings, the Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. A trial date has been set for May 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Cynthia Markovich and Patricia Carnegie v. Mercury Insurance Services, LLC, a collective action claim filed April 19, 2005 in the United States District Court for the Middle District of Florida, asserts that the Plaintiffs were denied overtime compensation while working as Florida claims adjusters for the Company in violation of the provisions of the Fair Labor Standards Act. The Plaintiffs are seeking class certification to include all Florida claims adjusters during the three years preceding the filing of this action and recovery of overtime compensation, liquidated damages, attorneys’ fees, costs and other compensation. No specific amount of damages has been claimed. The parties to the claim have agreed to give the putative members of the collective action notice and an opportunity to opt-in to determine the potential liability and then attempt to settle the claim. If a settlement can not be reached, discovery will continue and the case will proceed to trial. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of a settlement or an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General,” and “Note 6 of Notes to Consolidated Financial Statements.”

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

	High	Low
2004
1st Quarter	$53.24	$46.29
2nd Quarter	$53.40	$47.70
3rd Quarter	$53.27	$46.95
4th Quarter	$60.26	$47.60

	High	Low
2005
1st Quarter	$60.00	$51.80
2nd Quarter	$55.58	$51.16
3rd Quarter	$60.45	$53.50
4th Quarter	$60.45	$56.87

The closing price of the Company’s common stock on February 28, 2006 was $55.90.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2005 and 2004, the Company paid dividends on its common stock of $1.72 per share and $1.48 per share, respectively. On February 3, 2006, the Board of Directors declared a $0.48 quarterly dividend payable on March 30, 2006 to shareholders of record on March 15, 2006.

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

As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. For example, California state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under the state restrictions, the direct insurance subsidiaries of the Company are entitled to pay dividends to Mercury General during 2006 of up to approximately $248 million without prior regulatory approval. See “Item 1. Business—Regulation—Holding Company Act,” and “Note 8 of Notes to Consolidated Financial Statements.”

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 28, 2006 was 210.

Item 6.    Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,847,733	$2,528,636	$2,145,047	$1,741,527	$1,380,561
Net investment income	122,582	109,681	104,520	113,083	114,511
Net realized investment gains (losses)	16,160	25,065	11,207	(70,412)	6,512
Other	5,438	4,775	4,743	2,073	5,396

Total revenues	$2,991,913	2,668,157	2,265,517	1,786,271	1,506,980

Losses and loss adjustment expenses	1,862,936	1,582,254	1,452,051	1,268,243	1,010,439
Policy acquisition costs	618,915	562,553	473,314	378,385	301,670
Other operating expenses	150,201	111,285	91,295	74,875	62,335
Interest	7,222	4,222	3,056	4,100	7,727

Total expenses	2,639,274	2,260,314	2,019,716	1,725,603	1,382,171

Income before income taxes	352,639	407,843	245,801	60,668	124,809
Income tax expense (benefit)	99,380	121,635	61,480	(5,437)	19,470

Net income	$253,259	$286,208	$184,321	$66,105	$105,339

Per Share Data:
Basic earnings per share	$4.64	$5.25	$3.39	$1.22	$1.94

Diluted earnings per share	$4.63	$5.24	$3.38	$1.21	$1.94

Dividends paid	$1.72	$1.48	$1.32	$1.20	$1.06

	December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,242,712	$2,921,042	$2,539,514	$2,150,658	$1,936,171
Premiums receivable	310,457	284,690	231,277	186,446	143,612
Total assets	4,041,551	3,622,024	3,134,541	2,664,231	2,316,540
Losses and loss adjustment expenses	1,022,603	900,744	797,927	679,271	534,926
Unearned premiums	902,567	799,679	681,745	560,649	434,720
Notes payable	143,540	137,024	139,489	147,794	129,513
Deferred income tax liability (asset)	37,456	30,606	17,808	(17,004)	(1,252)
Shareholders’ equity	1,607,837	1,459,548	1,255,503	1,098,786	1,069,711
Book value per share	29.44	26.77	23.07	20.21	19.72

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mercury General Corporation and its subsidiaries (collectively, the “Company”) is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 85% of the $3.0 billion of the Company’s direct premiums written in 2005, with approximately 72% of the private passenger automobile premiums written in California.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company’s consolidated financial statements and notes thereto and all other items contained within this Annual Report on Form 10-K.

Economic and Industry Wide Factors

•	Regulatory—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. The Company has a successful track record of working with difficult regulations and new insurance commissioners. However, there is no certainty that current or future regulations, and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

•	Cost uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analysis shows that they are needed.

•	Inflation—The largest cost component for automobile insurers are losses which include medical costs and replacement automobile parts and labor repair costs. There has recently been significant variation in the overall increases in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates are higher or lower than anticipated. The Company currently estimates low single digit inflation rates on bodily injury coverages for its major California personal automobile lines for the 2005 accident year. The inflation rate for this accident year is the most difficult to estimate because there remain many open claims. Should actual inflation be higher the Company could be under reserved for its losses and profit margins would be lower.

•	Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risks insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, which has benefited the industry as a whole. However, it is unknown if loss frequency in the future will continue to decline, remain flat or increase.

•	Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The Company has historically seen premium growth in excess of 20% during hard markets, whereas premium growth rates during soft markets have historically been in the single digits. Many of the Company’s major competitors announced improved operating results in 2004 and throughout 2005. This typically signals a softening in the market, and consequently, the Company experienced a decline in the rate of growth of its policies in force in California during 2005.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and homeowners. These policies are sold through independent agents and brokers who receive a commission on average of 17% of net premiums written for selling and servicing the policies.

The Company believes that it has a more thorough underwriting process which gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins.

The Company also generates revenue from its investment portfolio, which was approximately $3.2 billion at the end of 2005. This investment portfolio generated nearly $123 million in pre-tax investment income during 2005. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $490 million in 2005. The Company’s cash flow from operations has exceeded $100 million every year since 1994 and has been positive for over 20 years. Cash flow from operations has been used to pay shareholder dividends and to help support growth.

Opportunities, Challenges and Risks

The Company currently underwrites personal automobile insurance in thirteen states: Arizona, California, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas and Virginia. The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification, so that non-California premiums eventually account for as much as half of the Company’s total premiums.

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The Company does not expect to enter into any new states until its NextGen computer system is successfully implemented. See “Technology.”

The Company is also subject to risks inherent in its business, which include but are not limited to the following:

•	A catastrophe, such as a major wildfire, earthquake or hurricane, can cause a significant amount of loss to the Company in a very short period of time.

•	A major regulatory change could make it more difficult for the Company to generate new business.

•	A sharp upward increase in market interest rates or a downturn in securities markets could cause a significant loss in the value of the Company’s investment portfolio.

To the extent it is within the Company’s control, the Company seeks to manage these risks in order to mitigate the effect that major events would have on the Company’s financial position.

Technology

The Company is currently developing a Next Generation (“NextGen”) computer system to replace its existing underwriting, billings, claims and commissions legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current systems. The NextGen system is initially being deployed for the personal automobile line of business and has been successfully implemented in one state (Virginia). The Company expects to implement NextGen in its other states in 2006 and 2007. The Company has currently spent approximately $30 million on NextGen and expects additional costs to be incurred during the implementation period. NextGen is expected to provide a positive benefit to the Company. As with any large scale technology implementation, risks associated with system implementation can occur that could significantly impact the operations of the Company and increase the expected costs of the project, although management has expended planning and development efforts to mitigate these risks.

General

The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business. In management’s view, 2004 and 2005 were periods of very good results for companies underwriting automobile insurance. As a result, the automobile insurance market is extremely competitive. The Company expects this trend to continue in 2006.

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

During 2005, approximately 72% of the Company’s total net premiums written were derived from California as compared to 76% in 2004. The decrease was the result of a greater portion of business written outside of California. The Company has established a diversification goal to produce half of its business outside of California by the end of 2008. There are factors, some of which are outside of the Company’s control, that could prevent the Company from achieving this goal.

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the DOI before a rate can be implemented. Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate or unfairly discriminatory.

During 2005, the Company had no rate increases in California and implemented automobile rate increases in only three of the twelve non-California states. The Company believes that its rates will remain competitive in the marketplace. During 2005, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation make the Company very competitive in California and in other states. During 2005, the Company incurred approximately $34 million in advertising expenses.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation. The regulations further require that each of the four factors be applied in decreasing order of importance.

In December 2005, the California Insurance Commissioner introduced new regulations designed to reduce the impact on automobile insurance rates based on where people live. Current regulations allow companies to average the weight of all the optional rating factors, and the average weight of the optional rating factors must be less than the third statutory factor. The proposed regulation requires each individual optional factor such as territory to have less weight than the third statutory factor. The California Commissioner expects these regulations to be effective in late 2006 after public hearings and review by the California Office of Administrative Law (“OAL”). Following the announcement of the effective date of this proposed regulation, every insurer will have 90 days to submit a class plan which complies with these regulations.

The insurance industry has argued that territory is a useful predictor of risk because it takes into account aspects such as the number of accidents and theft in a particular area. Many insurers, including the Company, place a higher weight on this optional factor. Certain studies have predicted that reducing the weight of territory in developing automobile insurance rates would likely hurt consumers in the rural and suburban areas where automobile insurance rates would, on average, increase and help consumers in the urban areas where automobile insurance rates would, on average, decrease. Depending upon the results of the public hearing and the OAL review, the insurance industry may challenge the California Commissioner’s proposal in court on the basis that the results of this regulation are unfairly discriminatory.

The outcome of these proposed regulations is not certain at the present time and the Company is unable to determine the impact that these proposed regulations, if enacted, would have on its business.

Persistency discounts are discounts to consumers based on the number of consecutive years the consumer has had insurance coverage. In 1990, following the enactment of Proposition 103 and its prior approval requirement for insurance premiums in California, the California DOI issued regulations permitting persistency as a rating factor. The regulations, however, provided no definition of persistency. Following a 1994 market conduct examination of the Company, the California DOI determined that the Company’s persistency discount, awarded only to consumers previously insured by the Company or its agents and brokers (so-called “loyalty” persistency), was unfairly discriminatory. In response, in 1995 the Company obtained approval for a persistency discount awarded to insureds with continuous coverage with any insurer—what has come to be called “portable” persistency. This discount was consistently reapproved until 2002 when the California DOI, under then Commissioner Harry Low took the position that only “loyalty” persistency—that is, the kind of persistency discount the Company awarded prior to 1995—was allowable under Proposition 103.

In 2003, the California DOI required all insurers offering persistency discounts to eliminate their portability. However, Senate Bill 841 (“SB 841”), enacted in 2003, amended the California Insurance Code to allow portable persistency discounts. SB 841 was challenged in the courts and on September 27, 2005 was overturned in a decision by the California Court of Appeal in The Foundation for Taxpayer and Consumer Rights, et al. v. Garamendi. The Company’s petition for review of this decision was denied by the California Supreme Court in January 2006. Consequently, the Company has filed and received approval for a revenue neutral rate change eliminating persistency which effectively increases the rates charged to some insureds moderately and lowers rates for all others. Since the new rates went in effect, the Company has seen an increase in the number of new applications. However, it is not yet possible to determine if this will have a material impact on the Company or its operations.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE relating to these franchise tax issues and a rehearing was granted and held on July 1, 2005. At the rehearing, additional briefings were requested before the SBE would rule on the matter. These briefings were filed with the SBE and another rehearing is scheduled for March 28, 2006.

The potential net exposure on the franchise tax issues for 1993 through 1996, after federal tax benefit, amounts to approximately $15 million, which includes a potential tax amnesty interest penalty of approximately $4 million. The amnesty penalty relates to a revenue enhancement provision contained in the California Tax Amnesty legislation requiring taxpayers with tax assessments for tax years 2002 and prior, whether or not disputed, to pay amounts due by March 31, 2005 or risk paying an additional penalty amount equal to 50% of the interest computed on the original assessment for the period beginning with the due date of the return and ending on March 31, 2005. These amounts would be due should the Company not prevail on the underlying tax issues.

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

As a result of California Assembly Bill 263 (“AB263”), the Company paid approximately $3.5 million in California franchise taxes for the tax years 1997 through 2003 during 2005. AB263 resolved an issue raised by the FTB where they interpreted a legal ruling to eliminate a dividends received deduction (“DRD”) taken by companies on dividends received from their insurance subsidiaries. AB263 provides for an 80% DRD for tax years 1997 through 2007 and an 85% DRD for tax years after 2007.

The California FTB has audited the 1997 through 2002 tax returns and they accepted the 1997 through 2000 returns to be correct as filed. For the 2001 and 2002 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that is excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. Based on this assertion, the FTB issued notices of proposed tax assessments in January 2006 for the 2001 and 2002 tax years totaling approximately $1 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s quarterly results of operations. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company is also involved in proceedings incidental to its insurance business. See “Item 3. Legal Proceedings,” and “Note 10 of Notes to Consolidated Financial Statements.”

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

The Company performs its own loss reserve analysis and also engages the services of independent actuaries to assist in the estimation of loss reserves. The Company and the actuaries do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At December 31, 2005, the Company recorded its point estimate of approximately $1,023 million in loss and loss adjustment expense reserves which includes approximately $277 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2005 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the year ended December 31, 2005, the Company had positive development of approximately $46.5 million on the 2004 and prior year loss and loss adjustment expense reserves which at December 31, 2004 totaled $901 million. The Company attributes more than half of this redundancy to a change in the inflation rate assumptions used to establish bodily injury coverage reserves for the California automobile insurance lines of business for the 2003 and 2004 accident years. The redundancies, related to changes in bodily injury inflation rate changes on the 2004 and 2003 accident years, were approximately $23 million and $5 million, respectively.

At December 31, 2004, the Company had estimated California automobile insurance bodily injury inflation rates of approximately 1% on the 2003 and 2004 accident years. At December 31, 2005, these assumptions were reduced to deflation amounts of approximately negative 1% for the 2003 accident year and approximately negative 4% for the 2004 accident year. The Company changed its inflation assumptions based on factors that continued to develop throughout 2005. These included a favorable trend in the average amounts paid on closed claims for the 2003 and 2004 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed.

Bodily injury inflation for the most recent accident years is one of the most difficult components of the Company’s reserves to estimate because a large portion of the claims have not yet been settled. As time passes and more claims from an accident year are settled, the actual inflation rate becomes more certain. Since there are still a significant amount of open bodily injury claims for the 2005 and 2004 accident years, it is possible that inflation rate assumptions will change as more claims are settled in the future.

In addition, approximately one third of the positive development on the reserves established at December 31, 2004 relates to a reduction in the loss adjustment expense reserves for the California automobile insurance lines of business. During the year ended December 31, 2005, there was a decrease in the expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2004. The Company believes that many factors could be contributing to the reduction in payments to outside legal counsel. These include cost savings from the usage of more flat fee billing arrangements with outside counsel, faster closure rates of bodily injury liability cases and a decrease in bodily injury claims frequency due to factors such as improvements made in vehicle safety.

The Company had smaller redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states. When aggregated, these account for the remainder of the positive reserve development experienced in 2005. The positive development in total was more than offset by the reserve needs for the current accident year.

For the year ended December 31, 2004, the Company’s loss reserves as estimated at December 31, 2003 produced a redundancy of approximately $58 million which was reflected in the financial statements as a reduction to the 2004 calendar year incurred losses. The Company attributes most of this redundancy to a change in the inflation rate assumptions used to establish reserves on the bodily injury coverage for California private passenger automobile insurance on the 2002 and 2003 accident years.

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

The remainder of the redundancy for the 2003 accident year primarily occurred in the Company’s California homeowners and Florida personal automobile lines of business. California homeowners had approximately $6 million in reserve redundancy and Florida personal automobile had approximately $8 million in reserve redundancy.

At December 31, 2004, the Company assumed bodily injury inflation rates of approximately 1% on the 2004 accident year for the California automobile lines of business. The Company estimates that each percentage point change in the inflation rate assumption would impact the 2002 through 2004 accident years by approximately $2.5 million individually with a compounding effect if adjusted for multiple accident years. For example, if all years were changed to 2%, 2002 would be affected by $2.5 million, 2003 by $5 million and 2004 by $7.5 million for a total of approximately $15 million.

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

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the consolidated statement of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheet to realized investment losses on the consolidated statement of income.

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits relating to our business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the financial statement footnotes if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, management does not expect them to have a material effect on the consolidated operations or financial position.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Premiums earned in 2005 of $2,847.7 million increased 12.6% from the corresponding period in 2004. Net premiums written in 2005 of $2,950.5 million increased 11.5% over amounts written in 2004. The premium increases were principally attributable to increased policy sales. During 2005, the Company had no rate increases in California and implemented automobile rate increases in three of the twelve non-California states.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Net premiums written	$2,950,523	$2,646,704
Increase in unearned premiums	102,790	118,068

Earned premiums	$2,847,733	$2,528,636

The loss ratio (GAAP basis) in 2005 (loss and loss adjustment expenses related to premiums earned) was 65.4% in 2005 compared with 62.6% in 2004. Losses from Florida hurricanes negatively impacted the 2005 and 2004 loss ratios by 1 point and 0.9 points, respectively. Positive development on prior accident years reduced the 2005 loss ratio by 1.6 points compared to a 2.3 point reduction in the 2004 loss ratio.

The expense ratio (GAAP basis) in 2005 (policy acquisition costs and other operating expenses related to premiums earned) was 27.0% compared with 26.6% in 2004. Increases in advertising, state assessments and consulting costs related to IT initiatives impacted the expense ratio in 2005.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 92.4% in 2005 compared with 89.2% in 2004.

Net investment income in 2005 was $122.6 million compared with $109.7 million in 2004. The after-tax yield on average investments of $3,058.1 million (cost basis) was 3.5%, compared with 3.6% on average investments of $2,662.2 million (cost basis) in 2004. The effective tax rate on investment income was 13.8% in 2005, compared to 12.6% in 2004. The higher tax rate in 2005 reflects a shift in the mix of the Company’s portfolio from non-taxable to taxable securities. Proceeds from bonds which matured or were called in 2005 totaled $409.5 million, compared to $363.4 million in 2004. Assuming market interest rates remain at current levels, the Company expects approximately $520 million of bonds to mature or be called in 2006. The Company expects to reinvest any proceeds into securities meeting the Company’s investment profile.

Net realized investment gains in 2005 were $16.2 million, compared with net realized investment gains of $25.1 million in 2004. Included in the net realized investment gains are investment write-downs of $2.2 million in 2005 and $0.9 million in 2004 that the Company considered to be other-than-temporarily impaired.

The income tax provision of $99.4 million in 2005 represented an effective tax rate of 28.2% compared to an effective tax rate of 29.8% in 2004. The lower rate is primarily attributable to a decreased proportion of underwriting income taxed at the full corporate rate of 35% in contrast with investment income which includes tax exempt interest and tax sheltered dividend income.

Net income in 2005 was $253.3 million or $4.63 per share (diluted) compared with $286.2 million or $5.24 per share (diluted) in 2004. Diluted per share results are based on a weighted average of 54.7 million shares in 2005 and 54.6 million shares in 2004. Basic per share results were $4.64 in 2005 and $5.25 in 2004. Included in net income are net realized investment gains, net of income tax expense, of $0.19 and $0.30 per share (diluted and basic) in 2005 and 2004, respectively.

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

As described above, net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Net premiums written	$2,646,704	$2,268,778
Increase in unearned premiums	118,068	123,731

Earned premiums	$2,528,636	$2,145,047

The loss ratio (GAAP basis) in 2004 (loss and loss adjustment expenses related to premiums earned) was 62.6% in 2004 compared with 67.7% in 2003. The lower loss ratio is largely attributable to improved loss frequency on automobile claims and California homeowners claims. Automobile loss frequencies can be affected by many factors including seasonal travel, weather and fluctuations in gasoline prices. The Florida hurricanes negatively impacted the 2004 loss ratio by 0.9 points compared to the 0.7 points negative impact that the Southern California firestorms had on the 2003 loss ratio. Furthermore, positive development on prior accident years reduced the 2004 loss ratio by 2.3 points and adverse development on prior accident years increased the 2003 loss ratio by 0.2 points.

The expense ratio (GAAP basis) in 2004 (policy acquisition costs and other operating expenses related to premiums earned) was 26.6% compared with 26.3% in 2003. The increase in the expense ratio is primarily due to an increase in advertising expense and profitability related bonuses.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 89.2% in 2004 compared with 94.0% in 2003.

Net investment income in 2004 was $109.7 million compared with $104.5 million in 2003. The after-tax yield on average investments of $2,662.2 million (cost basis) was 3.6%, compared with 4.0% on average investments of $2,311.0 million (cost basis) in 2003. The effective tax rate on investment income was 12.6% in 2004, compared to 10.7% in 2003. The higher tax rate in 2004 reflects a shift in the mix of the Company’s portfolio from non-taxable to taxable securities. Proceeds from the sale of bonds which matured or were called in 2004 totaled $363.4 million, compared to $442.5 million in 2003.

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

Net income in 2004 was $286.2 million or $5.24 per share (diluted) compared with $184.3 million or $3.38 per share (diluted), in 2003. Diluted per share results are based on a weighted average of 54.6 million shares in 2004 and 54.5 million shares in 2003. Basic per share results were $5.25 in 2004 and $3.39 in 2003. Included in net income are net realized investment gains, net of income tax expense, of $0.30 and $0.13 per share (diluted and basic) in 2004 and 2003, respectively.

Liquidity and Capital Resources

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay, without extraordinary approval, dividends of approximately $248 million in 2006. The actual amount of dividends paid from the Insurance Companies to Mercury General during 2004 was $134 million. As of December 31, 2005, Mercury General also had approximately $31 million in fixed maturity securities, equity securities and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

Through the Insurance Companies, the Company has generated positive cash flow from operations for over twenty consecutive years, in excess of $100 million every year since 1994 and over $400 million for each of the past three years. During this same period, the Company has not been required to liquidate any of its fixed maturity investments to settle claims or other liabilities. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. Combined with cash and short term investments of $355.8 million at December 31, 2005, the Company believes its cash flows from operations are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in 2005 was $489.8 million, an increase of $21.2 million over the same period in 2004. This increase was primarily due to the growth in premiums reflecting increases in both policy sales and rates partially offset by an increase in loss and loss adjustment expenses paid in 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology such as the NextGen computer system and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,347.0 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The market value of all investments held at market as “Available for Sale” exceeded amortized cost of $3,140.1 million at December 31, 2005 by $102.6 million. That net unrealized gain, reflected in shareholders’ equity, net of applicable tax effects, was $66.5 million at December 31, 2005, compared with $80.5 million at December 31, 2004.

At December 31, 2005, the average rating of the $2,641.0 million bond portfolio at market (amortized cost $2,589.3 million) was AA, the same as the average rating at December 31, 2004. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2005, bond holdings rated below investment grade totaled $51.1 million at market (cost $49.8 million) representing 1.6% of total investments. This compares to approximately $50.4 million at market (cost $48.1 million) representing 1.7% of total investments at December 31, 2004.

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2005:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$201,456	$199,436
Municipal bonds	2,042,289	2,098,811
Mortgage-backed securities	206,248	203,353
Corporate bonds	139,275	139,445
Redeemable preferred stock	4,477	4,510

	$2,593,745	$2,645,555

Equity securities:
Common stock:
Public utilities	$66,023	$102,251
Banks, trusts and insurance companies	6,415	8,352
Industrial and other	103,019	113,366
Non-redeemable preferred stock	49,853	52,139

	$225,310	$276,108

Short-term cash investments	$321,049	$321,049

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$1,316	$147,544	$787	$48,434	$2,103	$195,978
Obligations of states and political subdivisions	3,433	522,566	3,202	92,349	6,635	614,915
Corporate securities	1,670	111,734	1,537	46,929	3,207	158,663
Mortgage-backed securities	1,868	77,425	789	26,525	2,657	103,950
Redeemable preferred stock	—	—	9	1,187	9	1,187

Subtotal, debt securities	8,287	859,269	6,324	215,424	14,611	1,074,693
Equity securities	4,888	171,816	579	8,623	5,467	180,439

Total temporarily impaired securities	$13,175	$1,031,085	$6,903	$224,047	$20,078	$1,255,132

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized $2.2 million and $0.9 million in realized losses as other-than-temporary declines to its investment securities during 2005 and 2004, respectively.

At December 31, 2005, the Company had a net unrealized gain on all investments of $102.6 million before income taxes which is comprised of unrealized gains of $122.7 million offset by unrealized losses of $20.1 million. Unrealized losses represent 0.6% of total investments at amortized cost. Of these unrealized losses, approximately $14.6 million relate to fixed maturity investments and the remaining $5.5 million relate to equity securities. Approximately $18.1 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and one municipal bond with unrealized losses of approximately $0.8 million and $0.5 million, respectively, representing market value declines of 6% and 16% of amortized cost. The remaining $2.0 million represents unrealized losses that exceed 20% of amortized costs, the majority of which have been in an unrealized loss position for less than twelve months. The Company has concluded that the gross unrealized losses of $20.1 million at December 31, 2005 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized costs as of December 31, 2005:

		Aging of Unrealized Losses
	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months	Total
	(Amounts in thousands)
Fixed Maturities:
Investment grade	$—	$—	$—	$—	$—
Non-investment grade	1,179	—	—	371	371
Equity securities	5,877	921	523	149	1,593

	$7,056	$921	$523	$520	$1,964

Aged unrealized losses as a % of amortized cost:

Investment grade securities
20-50% below amortized cost		100%
Over 50% below amortized cost		—
Equity securities
20-50% below amortized cost		100%
Over 50% below amortized cost		—

The unrealized losses of $2.0 million in the table above include two municipal bonds with losses of $0.1 million and $0.3 million and four equity securities whose individual losses range from $0.1 million to $0.3 million. Based upon the Company’s analysis of these securities which includes the status of debt servicing for the municipal bonds and third party analyst estimates for the equity securities, the unrealized losses for these securities are treated as temporary declines.

During 2005, the Company recognized approximately $18.3 million in net realized gains from the disposal (sale, call or maturity) of securities which is comprised of realized gains of $29.3 million offset by realized losses of $11.0 million. These realized losses were derived from the disposal of securities with a total amortized cost of approximately $323.0 million. Of the total realized losses, approximately $4.5 million relates to securities held as of December 2004 with an average realized loss of approximately $19,000 and no loss on any one individual security exceeding $0.2 million.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced the interest expense in 2005 and 2004 when the effective interest rate was 5.3% and 3.3%, respectively. However, if the LIBOR interest rate increases in the future as it did during 2004 and 2005, the Company will incur higher interest expense in the future. The swap is designated as a fair value hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See “Item 7A. Quantitative and Qualitative Disclosures About Market Risks.”

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

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements that are compared to the Company’s actual capital level. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2005. Each of the Insurance Companies’ policyholders’ statutory surplus exceeded the highest level of minimum required capital.

The Company has no direct investment in real estate that it does not utilize for operations. In 2005, the Company completed the acquisitions of a 157,000 square foot office building in St. Petersburg, Florida and a 100,000 square foot office building in Oklahoma City, Oklahoma. These buildings house employees of the Company and several outside tenants. The purchase price of the Florida property included cash in the amount of $13.6 million and the assumption of a secured promissory note in the amount of $11.3 million. The Oklahoma property was acquired for approximately $7.0 million in cash.

The Company is currently developing a Next Generation (“NextGen”) computer system to replace its existing underwriting, billings, claims and commissions legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current systems. The NextGen system is initially being deployed for the personal automobile line of business and has been successfully implemented in one state (Virginia). The Company expects to implement NextGen in its other states in 2006 and 2007. The Company has currently spent approximately $30 million on NextGen and expects additional costs to be incurred during the implementation period. NextGen is expected to provide a positive benefit to the Company. As with any large scale technology implementation, risks associated with system implementation can occur that could significantly impact the operations of the Company and increase the expected costs of the project, although management has expended planning and development efforts to mitigate these risks.

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2005, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$189,016	$9,734	$30,442	$18,125	$130,715
Lease obligations	24,535	7,496	11,968	4,568	503
Losses and loss adjustment expenses	1,022,603	662,305	319,277	33,691	7,330

Total Contractual Obligations	$1,236,154	$679,535	$361,687	$56,384	$138,548

Notes to Contractual Obligations Table:

The amount of interest included in the Company’s debt obligations was calculated using the fixed rate of 7.25% on the senior notes and LIBOR plus 175 basis points or 5.97% at December 31, 2005 on its mortgage note. The Company is party to an interest rate swap of its fixed rate obligations on its senior notes for a floating rate of six month LIBOR plus 107 basis points. Using the effective annual interest rate of 5.3% in 2005, the total contractual obligations on debt would be $175 million with $7 million due within 1 year, $26 million due between 1 and 3 years, $13 million due in years 4 and 5 and $129 million due beyond 5 years.

The Company’s outstanding debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default under the debt and could result in the acceleration of the Company’s payment obligations thereunder.

Unlike many other forms of contractual obligations, loss and loss adjustment expenses do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense payments to be made by period, as shown above, are estimates.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,487.6 million at December 31, 2005, and net premiums written for the twelve months ended on that date of $2,950.5 million, the ratio of premium writings to surplus was approximately 2.0 to 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2005 comprised approximately 82% of total investments at market value. Tax-exempt bonds represent 76% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for approximately 8% of total investments at market value. The remaining 10% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. However, due to the current interest rate environment, management has taken steps to reduce the duration of the Company’s bond portfolio. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. Consequently, the modified duration of the bond portfolio has declined to 2.9 years at December 31, 2005 compared to 3.2 years and 3.8 years at December 31, 2004 and 2003, respectively. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio at December 31, 2005 would decrease by approximately $77 million.

At December 31, 2005, the Company’s strategy for common equity investments is an active strategy which primarily focuses on current income with a secondary focus on capital appreciation. The value of the equity investment consists of $224.0 million in common stocks and $52.1 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U. S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

At December 31, 2005, the duration on the Company’s non-sinking fund preferred stock portfolio was 13.5 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2005 by approximately $7 million, with all other factors remaining constant.

The common equity portfolio, representing approximately 7% of total investments at market value, consists primarily of public utility and energy sector common stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.92. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $41 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance; the principles that the Company currently employs to account and report its employee stock option awards. On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R in January 2006. The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

There were no other accounting standards issued as of March 7, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.

Forward-looking statements

Certain statements in this report on Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California DOI for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, and all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors.”

Quarterly Data

Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Earned premiums	$684,714	$707,261	$722,899	$732,859
Income before income taxes	$83,845	$103,649	$104,169	$60,976
Net income	$60,424	$73,602	$73,014	$46,219
Basic earnings per share	$1.11	$1.35	$1.34	$0.85
Diluted earnings per share	$1.10	$1.35	$1.33	$0.84
Dividends declared per share	$0.43	$0.43	$0.43	$0.43

2004
Earned premiums	$591,937	$620,432	$648,165	$668,102
Income before income taxes	$96,285	$111,051	$88,875	$111,632
Net income	$68,816	$78,134	$65,129	$74,129
Basic earnings per share	$1.26	$1.43	$1.20	$1.36
Diluted earnings per share	$1.26	$1.43	$1.19	$1.36
Dividends declared per share	$0.37	$0.37	$0.37	$0.37

Quarterly results can be affected by many factors including catastrophes, realized gains and losses related to the timing of the sale or write-down of investments and the establishment of liabilities for loss contingencies that meet probability thresholds as required by accounting principles generally accepted in the United States of America. For the quarter ended December 31, 2005, net income was negatively impacted by approximately $16 million, net of tax benefit, from losses caused by Hurricane Wilma that struck Florida on October 24, 2005.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9a, that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

March 7, 2006

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

Amounts expressed in thousands, except share amounts

ASSETS
	2005	2004
Investments:
Fixed maturities available for sale (amortized cost $2,593,745 in 2005 and $2,164,955 in 2004)	$2,645,555	$2,245,311
Equity securities available for sale (cost $225,310 in 2005 and $210,553 in 2004)	276,108	254,362
Short-term cash investments, at cost, which approximates market	321,049	421,369

Total investments	3,242,712	2,921,042
Cash	34,793	23,714
Receivables:
Premiums receivable	310,457	284,690
Premium notes	27,002	23,702
Accrued investment income	33,051	28,855
Other	19,724	30,415

Total receivables	390,234	367,662
Deferred policy acquisition costs	197,943	174,840
Current income tax	11,219	—
Fixed assets, net	136,779	88,645
Other assets	27,871	46,121

Total assets	$4,041,551	$3,622,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,022,603	$900,744
Unearned premiums	902,567	799,679
Notes payable	143,540	137,024
Loss drafts payable	104,593	82,245
Accounts payable and accrued expenses	137,661	138,836
Current income tax	—	10,123
Deferred income tax	37,456	30,606
Other liabilities	85,294	63,219

Total liabilities	2,433,714	2,162,476

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,605,406 shares in 2005 and 54,514,693 in 2004	63,103	60,206
Accumulated other comprehensive income	66,549	80,549
Retained earnings	1,478,185	1,318,793

Total shareholders’ equity	1,607,837	1,459,548

Total liabilities and shareholders’ equity	$4,041,551	$3,622,024

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 31,

Amounts expressed in thousands, except per share data

	2005	2004	2003
Revenues:
Earned premiums	$2,847,733	$2,528,636	$2,145,047
Net investment income	122,582	109,681	104,520
Net realized investment gains	16,160	25,065	11,207
Other	5,438	4,775	4,743

Total revenues	2,991,913	2,668,157	2,265,517

Expenses:
Losses and loss adjustment expenses	1,862,936	1,582,254	1,452,051
Policy acquisition costs	618,915	562,553	473,314
Other operating expenses	150,201	111,285	91,295
Interest	7,222	4,222	3,056

Total expenses	2,639,274	2,260,314	2,019,716

Income before income taxes	352,639	407,843	245,801
Income tax expense	99,380	121,635	61,480

Net income	$253,259	$286,208	$184,321

Basic earnings per share	$4.64	$5.25	$3.39

Diluted earnings per share	$4.63	$5.24	$3.38

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Years ended December 31,

Amounts expressed in thousands

	2005	2004	2003
Net income	$253,259	$286,208	$184,321
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(10,687)	14,127	71,502
Less: reclassification adjustment for net gains included in net income	(10,868)	(20,701)	(5,790)

Other comprehensive income (loss), before tax	(21,555)	(6,574)	65,712
Income tax expense related to unrealized holding gains (losses) arising during period	(3,751)	4,955	25,046
Income tax benefit related to reclassification adjustment for net gains included in net income	(3,804)	(7,245)	(2,027)

Comprehensive income, net of tax	$239,259	$281,924	$227,014

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three years ended December 31,

Amounts expressed in thousands

	2005	2004	2003
Common stock, beginning of year	$60,206	$57,453	$55,933
Proceeds of stock options exercised	2,394	2,188	1,331
Tax benefit on sales of incentive stock options	503	565	189

Common stock, end of year	63,103	60,206	57,453

Accumulated other comprehensive income, beginning of year	80,549	84,833	42,140
Net (decrease) increase in other comprehensive income, net of tax	(14,000)	(4,284)	42,693

Accumulated other comprehensive income, end of year	66,549	80,549	84,833

Retained earnings, beginning of year	1,318,793	1,113,217	1,000,713
Net income	253,259	286,208	184,321
Dividends paid to shareholders	(93,867)	(80,632)	(71,817)

Retained earnings, end of year	1,478,185	1,318,793	1,113,217

Total shareholders’ equity	$1,607,837	$1,459,548	$1,255,503

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31,

Amounts expressed in thousands

	2005	2004	2003
Cash flows from operating activities:
Net income	$253,259	$286,208	$184,321
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	18,781	16,192	16,126
Net realized investment gains	(16,160)	(25,065)	(11,207)
Bond amortization, net	11,814	7,797	2,883
Increase in premiums receivable	(25,767)	(53,413)	(44,831)
Increase in premium notes receivable	(3,300)	(1,082)	(859)
Increase in deferred policy acquisition costs	(23,103)	(27,889)	(27,916)
Increase in unpaid losses and loss adjustment expenses	121,859	102,817	118,656
Increase in unearned premiums	102,888	117,934	121,096
Increase in premiums collected in advance	14,484	12,019	7,305
Increase in loss drafts payable	22,348	2,285	15,614
(Increase) decrease in accrued income taxes, excluding deferred tax on change in unrealized gain	(6,443)	13,698	16,601
(Decrease) increase in accounts payable and accrued expenses	(1,175)	39,447	38,119
Other, net	20,333	(22,285)	8,544

Net cash provided by operating activities	489,818	468,663	444,452
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,787,879)	(1,076,940)	(854,883)
Sales	937,481	396,815	122,212
Calls or maturities	409,520	363,372	442,465
Equity securities available for sale:
Purchases	(406,974)	(247,401)	(217,681)
Sales	401,016	278,346	228,588
Decrease (increase) in receivable from securities	250	(716)	6,709
Decrease (increase) in short-term cash investments	100,320	(91,557)	(43,006)
Purchase of fixed assets	(42,211)	(26,185)	(35,015)
Sale of fixed assets	1,211	797	1,418

Net cash used in investing activities	$(387,266)	$(403,469)	$(349,193)
Cash flows from financing activities:
Dividends paid to shareholders	$(93,867)	$(80,632)	$(71,817)
Proceeds from stock options exercised	2,394	2,188	1,331
Payments on ESOP loan	—	—	(1,000)

Net cash used in financing activities	(91,473)	(78,444)	(71,486)

Net increase (decrease) in cash	11,079	(13,250)	23,773
Cash:
Beginning of the year	23,714	36,964	13,191

End of the year	$34,793	$23,714	$36,964

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company operates as a private passenger automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, commercial automobile and property insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and umbrella insurance. The private passenger automobile lines of insurance exceeded 85% of the Company’s net premiums written in 2005, 2004 and 2003, with approximately 73%, 76% and 84% of the private passenger automobile premiums written in the state of California during 2005, 2004 and 2003, respectively.

The consolidated financial statements include the accounts of Mercury General Corporation (the “Company”) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, Mercury Indemnity Company of America, Mercury Insurance Services, LLC (“MISLLC”), American Mercury Insurance Company (“AMIC”), Mercury Select Management Company, Inc. (“MSMC”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”). American Mercury MGA, Inc. (“AMMGA”), is a wholly-owned subsidiary of AMIC. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements also include Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding MSMC, AMMGA, MISLLC and Concord, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

In most cases, the market valuations were drawn from standard trade data sources. In no case was any valuation made by the Company’s management. Fixed maturities are amortized using first call date and are adjusted for anticipated prepayments. Mortgage-backed securities at amortized cost are adjusted for anticipated prepayment using the prospective method. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges and were valued at the last transaction price on the balance sheet date.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 of the Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and other liabilities is equivalent to the estimated fair value of those items. The notes payable are carried at their fair value which was determined using quoted market price. The carrying value of the Company’s interest rate swap is based on current settlement value. The terms of the note and interest rate swap are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of the purchase price of acquired businesses over the fair value of net assets acquired using the purchase method of accounting. Included in the Company’s consolidated balance sheets are goodwill of $7.3 million and other intangible assets of $5.2 million. The goodwill and other intangible assets were determined to have an indefinite useful life and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” are not amortized, but tested for impairment annually or more frequently if circumstances indicate potential impairment. The fair values of goodwill and other intangibles are measured annually based upon projected discounted operating cash flows using a market rate of interest to discount the cash flows. No impairment was recorded during the three years ended December 31, 2005.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets and other receivables.

Net premiums written during 2005, 2004 and 2003 were $2,950,523,000, $2,646,704,000 and $2,268,778,000, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

One broker produced direct premiums written of approximately 14%, 14% and 16% of the Company’s total direct premiums written during 2005, 2004 and 2003, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

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

Deferred Policy Acquisition Costs

Acquisition costs related to unearned premiums, which consist of commissions, premium taxes and certain other underwriting costs, and which vary directly with and are directly related to the production of business, are deferred and amortized to expense ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

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

Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the occurrence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

Depreciation

Buildings and furniture and equipment are stated at cost and depreciated over 30-year and 3-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method. Capitalized software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding five years. Leasehold improvements are stated at cost and amortized over the life of the associated lease.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Reinsurance

Liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. The ceded amounts are immaterial and are carried in other receivables. Earned premiums are stated net of deductions for ceded reinsurance.

The Insurance Companies, as primary insurers, will be required to pay losses in their entirety in the event that the reinsurers are unable to discharge their obligations under the reinsurance agreements.

Supplemental Cash Flow Information

Interest paid during 2005, 2004 and 2003, was $5,649,000, $3,329,000 and $3,087,000, respectively. Income taxes paid were $105,811,000 in 2005, $107,277,000 in 2004 and $44,697,000 in 2003.

The tax benefit realized on stock options exercised and included in cash provided from operations in 2005, 2004 and 2003 was $503,000, $565,000 and $189,000, respectively.

In 2003, notes payable with a discounted value of $4,315,000 was canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation.

In 2005, the Company assumed a mortgage note payable of $11,250,000 in connection with the acquisition of an office building in Florida.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Stock-Based Compensation

The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share)
Net income, as reported	$253,259	$286,208	$184,321
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(726)	(549)	(560)

Pro forma net income	$252,533	$285,659	$183,761

Earnings per share:
Basic—as reported	$4.64	$5.25	$3.39

Basic—pro forma	$4.63	$5.24	$3.38

Diluted—as reported	$4.63	$5.24	$3.38

Diluted—pro forma	$4.62	$5.23	$3.37

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 3.0% in 2005, 2.5% in 2004 and 2.8% for 2003, expected volatility of 26.4% in 2005, 29.4% in 2004 and 35.0% in 2003 and expected lives of 6 years for all years. The risk-free interest rates used were 4.0% for options granted in 2005, 3.9% for options granted during 2004 and 3.2% for the options granted during 2003.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance; the principles that the Company currently employs to account and report its employee stock option awards. On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R in January 2006. The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

There were no other accounting standards issued as of March 7, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.

(2)    Investments and Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Interest and dividends on fixed maturities	$100,403	$95,340	$87,586
Dividends on equity securities	10,149	10,963	14,752
Interest on short-term cash investments	13,827	4,796	3,339

Total investment income	124,379	111,099	105,677
Investment expense	1,797	1,418	1,157

Net investment income	$122,582	$109,681	$104,520

A summary of net realized investment gains (losses) is as follows:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$(280)	$(82)	$3,198
Equity securities	16,440	25,147	8,009

	$16,160	$25,065	$11,207

Gross gains and losses realized on the sales of investments (excluding calls and other than temporarily impaired securities) are shown below:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$604	$474	$4,529
Gross realized losses	(1,539)	(1,316)	(1,161)

Net	$(935)	$(842)	$3,368

Equity securities available for sale:
Gross realized gains	$26,799	$29,863	$15,216
Gross realized losses	(8,330)	(4,259)	(4,128)

Net	$18,469	$25,604	$11,088

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit), is as follows:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$(28,546)	$(8,869)	$22,114
Income tax (benefit) expense	(9,990)	(3,104)	7,740

	$(18,556)	$(5,765)	$14,374

Equity securities	$6,988	$2,530	$43,598
Income tax expense	2,432	876	15,279

	$4,556	$1,654	$28,319

Accumulated unrealized gains and losses on securities available for sale are as follows:

	December 31,
	2005	2004
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$66,421	$89,175
Unrealized losses	(14,611)	(8,819)
Tax effect	(18,134)	(28,124)

	$33,676	$52,232

Equity securities available for sale:
Unrealized gains	$56,041	$46,039
Unrealized losses	(5,467)	(2,474)
Tax effect	(17,701)	(15,248)

	$32,873	$28,317

The amortized costs and estimated market values of investments in fixed maturities available for sale as of December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,456	$82	$2,102	$199,436
Obligations of states and political subdivisions	2,042,289	63,158	6,636	2,098,811
Mortgage-backed securities	206,248	312	3,207	203,353
Corporate securities	139,275	2,827	2,657	139,445
Redeemable preferred stock	4,477	42	9	4,510

Totals	$2,593,745	$66,421	$14,611	$2,645,555

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$1,315	$147,544	$787	$48,434	$2,102	$195,978
Obligations of states and political subdivisions	3,434	522,566	3,202	92,349	6,636	614,915
Corporate securities	1,670	111,734	1,537	46,929	3,207	158,663
Mortgage-backed securities	1,868	77,425	789	26,525	2,657	103,950
Redeemable preferred stock	—	—	9	1,187	9	1,187

Subtotal, debt securities	8,287	859,269	6,324	215,424	14,611	1,074,693
Equity securities	4,888	171,816	579	8,623	5,467	180,439

Total temporarily impaired securities	$13,175	$1,031,085	$6,903	$224,047	$20,078	$1,255,132

At December 31, 2005, the Company had a net unrealized gain on all investments of $102.6 million before income taxes, which is comprised of unrealized gains of $122.7 million offset by unrealized losses of $20.1 million. Unrealized losses represent 0.6% of total investments at amortized cost. The Company’s investment portfolio includes approximately 600 securities in a gross unrealized loss position. Of these unrealized losses, approximately

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

$14.6 million relate to fixed maturity investments and the remaining $5.5 million relate to equity securities. Approximately $18.1 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and one municipal bond with unrealized losses of approximately $0.8 million and $0.5 million, respectively, representing market value declines of 6% and 16% of amortized cost, the majority of which have been in an unrealized loss position for less than twelve months. The remaining $2.0 million represents unrealized losses that exceed 20% of amortized costs. Based upon the Company’s analysis of these securities which includes the status of debt servicing for the municipal bonds and third party analyst estimates for the equity securities, the Company has concluded that the gross unrealized losses of $20.1 million at December 31, 2005 are temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2004.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$632	$103,672	$—	$—	$632	$103,672
Obligations of states and political subdivisions	2,202	294,441	1,945	30,322	4,147	324,763
Corporate securities	286	34,560	37	4,167	323	38,727
Mortgage-backed securities	3,559	178,676	58	3,869	3,617	182,545
Redeemable preferred stock	8	1,230	92	1,008	100	2,238

Subtotal, debt securities	6,687	612,579	2,132	39,366	8,819	651,945
Equity securities	1,554	86,640	920	10,014	2,474	96,654

Total temporarily impaired securities	$8,241	$699,219	$3,052	$49,380	$11,293	$748,599

At December 31, 2005, bond holdings rated below investment grade were 1.6% of total investments. The average Standard and Poor’s rating of the bond portfolio was AA. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$63,699	$63,404
Due after one year through five years	257,969	257,963
Due after five years through ten years	706,509	720,240
Due after ten years	1,356,134	1,397,549
Mortgage-backed securities	209,434	206,399

	$2,593,745	$2,645,555

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2005	2004
	(Amounts in thousands)
Land	$14,502	$12,232
Buildings	81,939	49,782
Furniture and equipment	93,198	81,882
Capitalized software	46,894	28,772
Leasehold improvements	2,636	2,104

	239,169	174,772
Less accumulated depreciation	(102,390)	(86,127)

Net fixed assets	$136,779	$88,645

Depreciation expense, including amortization of leasehold improvements, during 2005, 2004 and 2003 was $18,781,000, $16,192,000 and $16,126,000, respectively.

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Balance, beginning of year	$174,840	$146,951	$119,035
Costs deferred during the year	642,018	590,442	501,230
Amortization charged to expense	(618,915)	(562,553)	(473,314)

Balance, end of year	$197,943	$174,840	$146,951

(5)    Notes Payable

Notes Payable consists of the following:

	December 31,
	2005	2004
	(Amounts in thousands)
Unsecured senior notes	$132,290	$137,024
Mortgage note	11,250	—

	$143,540	$137,024

On August 7, 2001, the Company issued $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount at 99.723%, making the effective annualized interest rate including debt issuance costs approximately 7.44%.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap significantly reduced interest expense in 2003, 2004 and 2005, but does expose the Company to higher interest expense in future periods should LIBOR rates increase. The effective annualized interest rate was 5.3% and 3.3% in 2005 and 2004, respectively. The swap is designated as a fair value hedge and qualifies for the “shortcut method” under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” because the hedge is deemed to have no ineffectiveness. The fair value of the interest rate swap was $7,516,000 and $12,281,000 at December 31, 2005 and 2004, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase to notes payable. The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the periods ending December 31, 2005 and 2004.

In January 2005, as part of the acquisition of an office building in St. Petersburg, Florida, the Company assumed a secured promissory note in the amount of $11,250,000. Under the terms of the note, interest only is payable quarterly at a rate of LIBOR plus 1.75%. The terms of the note also contain restrictions on prepayment which include penalties for partial or complete prepayment. The note matures on August 1, 2008, at which time the principal and any outstanding interest is due and payable.

The aggregated maturities for notes payable are: 2006—$0; 2007—$0; 2008—$11,250,000; 2009—$0; 2010—$0; thereafter—$125,000,000.

(6)    Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense consists of the following components:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Federal
Current	$82,509	$101,259	$49,299
Deferred	13,520	9,916	11,606

	$96,029	$111,175	$60,905

State
Current	$2,463	$5,257	$374
Deferred	888	5,203	201

	$3,351	$10,460	$575

Total
Current	$84,972	$106,516	$49,673
Deferred	14,408	15,119	11,807

Total	$99,380	$121,635	$61,480

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Computed tax expense at 35%	$123,424	$142,745	$86,030
Tax-exempt interest income	(28,187)	(26,288)	(26,967)
Dividends received deduction	(2,333)	(2,509)	(2,734)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	4,474	4,193	4,322
Other, net	2,002	3,494	829

Income tax expense	$99,380	$121,635	$61,480

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2005	2004
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$67,579	$59,400
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	14,578	15,681
Write-down of impaired investments	4,683	6,466
Capital loss carryforwards	—	3,814
Other deferred tax assets	2,553	1,830

Total gross deferred tax assets	89,393	87,191

Deferred tax liabilities
Deferred acquisition costs	(69,280)	(61,194)
Tax liability on net unrealized gain on securities carried at market value	(35,824)	(43,363)
Tax depreciation in excess of book depreciation	(13,045)	(5,715)
Accretion on bonds	(315)	(447)
Undistributed earnings of insurance subsidiaries	(3,606)	(3,250)
Other deferred tax liabilities	(4,779)	(3,828)

Total gross deferred tax liabilities	(126,849)	(117,797)

Net deferred tax liabilities	$(37,456)	$(30,606)

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

As a result of California Assembly Bill 263 (“AB263”) the Company paid approximately $3.5 million in California franchise taxes for the tax years 1997 through 2003 during 2005. This expense was reflected in the 2004 current state income tax provision. AB263 resolved an issue raised by the Franchise Tax Board (“FTB”) where they

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

interpreted a legal ruling to eliminate a dividends received deduction (“DRD”) taken by companies on dividends received from their insurance subsidiaries. AB263 provides for an 80% DRD for tax years 1997 through 2007 and an 85% DRD for tax years after 2007.

On June 25, 2003, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision also resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. The Company filed a petition for rehearing with the SBE relating to these franchise tax issues and a rehearing was granted and held on July 1, 2005. At the rehearing, additional briefings were requested before the SBE would rule on the matter. These briefings were filed with the SBE and another rehearing is scheduled for March 28, 2006.

The potential net exposure on the franchise tax issues for 1993 through 1996, after federal tax benefit, amounts to approximately $15 million, which includes a potential tax amnesty interest penalty of approximately $4 million. The amnesty penalty relates to a revenue enhancement provision contained in the California Tax Amnesty legislation requiring taxpayers with tax assessments for tax years 2002 and prior, whether or not disputed, to pay amounts due by March 31, 2005 or risk paying an additional penalty amount equal to 50% of the interest computed on the original assessment for the period beginning with the due date of the return and ending on March 31, 2005. These amounts would be due should the Company not prevail on the underlying tax issues.

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

The California FTB has audited the 1997 through 2002 tax returns and they accepted the 1997 through 2000 returns to be correct as filed. For the 2001 and 2002 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that is excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. Based on this assertion, the FTB issued notices of proposed tax assessments in January 2006 for the 2001 and 2002 tax years totaling approximately $1 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s quarterly results of operations. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail in this matter.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Gross reserves for losses and loss adjustment expenses at beginning of year	$900,744	$797,927	$679,271
Less reinsurance recoverable	(14,137)	(11,771)	(14,382)

Net reserves, beginning of year	886,607	786,156	664,889
Incurred losses and loss adjustment expenses related to:
Current year	1,909,453	1,640,197	1,447,986
Prior years	(46,517)	(57,943)	4,065

Total incurred losses and loss adjustment expenses	1,862,936	1,582,254	1,452,051

Loss and loss adjustment expense payments related to:
Current year	1,218,784	1,020,154	892,658
Prior years	525,125	461,649	438,126

Total payments	1,743,909	1,481,803	1,330,784

Net reserves for losses and loss adjustment expenses at end of year	1,005,634	886,607	786,156
Reinsurance recoverable	16,969	14,137	11,771

Gross reserves, end of year	$1,022,603	$900,744	$797,927

The decrease in the provision for insured events of prior years in 2005 and 2004 relates largely to a decrease in the estimated inflation rates for prior accident years on bodily injury coverage for California automobile insurance. In addition, a decrease in the expenditures to outside legal counsel for defense of personal automobile claims in California during 2005 has led to a reduction in the loss adjustment expense reserve established at December 31, 2004. For 2003, the increase largely relates to an increase in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these claims relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

The increase in prior year loss and loss adjustment expense payments in 2005 and 2004 is related to the recent growth in the Company’s business.

During 2005, the state of Florida was struck by several hurricanes. The Company estimated that its pre-tax losses resulting from these hurricanes is approximately $27 million. The estimate is based upon the total number of claims reported and the number of unreported claims anticipated as a result of the hurricanes. This compares with the pre-tax losses of approximately $22 million incurred from hurricanes in 2004.

(8)    Dividend Restrictions

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2006, the direct insurance subsidiaries of the Company are permitted to pay approximately $248 million in dividends to the Company without the prior approval of the Department of

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Insurance (“DOI”) of the state of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay dividends. During 2005 and 2004, the Insurance Companies paid dividends to Mercury General Corporation of $134.0 million and $99.0 million, respectively.

(9)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2005, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $253,810,000, $270,466,000 and $168,118,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities, as of December 31, 2005 and 2004 was $1,487,574,000 and $1,361,072,000, respectively.

The Company has estimated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2005 according to the formula issued by the NAIC. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

(10)    Commitments and Contingencies

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2012. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. At December 31, 2005 and 2004, this liability amounted to approximately $1,000,000 and $500,000, respectively. Total rent expense under these lease agreements was $7,175,000, $6,921,000 and $6,150,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2006	$6,963
2007	6,733
2008	4,733
2009	2,843
2010	1,725
Thereafter	503

During 2005, the Florida DOI conducted a market conduct examination of the Company’s private passenger automobile and homeowners insurance lines of business. In February 2006, in connection with this examination, the Company responded to a Proposed Consent Order (the “Order”) received from the Florida DOI. The Order details preliminary findings from the market conduct examination. As of December 31, 2005, the Company has accrued for those items that it believes will have a financial impact. In addition, the Order proposes a fine for an

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

unspecified amount of money. The Company has established an accrual for a potential fine; however, it is possible that the actual fine could be greater or less than the amount accrued. The Company believes that the fine, if any, should not have a material effect on the Company’s operations or financial condition.

The Company is, from time to time, named as a defendant in various lawsuits relating to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations, however it is not expected to be material to the Company’s financial condition.

In Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 requiring the Company to compensate brokers at the same rate based on volume of sales, accept applications for insurance from any California licensed broker, remove subjective underwriting requirements from its broker instruction manual and provide guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Company has implemented changes to its broker relationship to comply with the Court’s modified injunction. The Court also stated that some period of review must take place following any changes before a complete assessment of the brokers’ relationship with the Company can be made, and that any further judicial review should be undertaken only after further discussions between the parties to the lawsuit and appropriate evidence reflecting the nature of such broker relationship is fully assessed. These changes must occur in a one year period of review through November 1, 2006 before the Court will reconsider vacating the modified injunction. The Company believes that it is in compliance with the modified injunction. The Company is not able to estimate the extent to which complying with the modified injunction will impact future trends in earnings or loss ratios.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) based on the trial court ruling in the Robert Krumme litigation. The NNC alleges that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense which is based on the same grounds that formed the Company’s defense in the Robert Krumme case as well as what the San Francisco Superior Court appeared to regard as the California DOI’s acquiescence in our practices. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. If a monetary penalty is imposed, the Company is unable to estimate the ultimate amount of any monetary penalty, and therefore no reserve for the potential monetary penalty has been established in the consolidated financial statements.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, filed his original action on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint, asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief,

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following the hearing on September 19, 2005, the Court took the matter under submission. On June 9, 2005, the trial court also permitted a Complaint in Intervention by The Foundation for Taxpayer and Consumer Rights which alleges that the Company’s calculation of persistency discounts constitutes a violation of Insurance Code Section 1861.02(a) and (c) and the Company has filed an answer to that pleading. No trial date has been scheduled and the Plaintiff has not filed a motion to certify the putative class.

The Court agreed to postpone the litigation and to seal its ruling on the Company’s Demurrer and Motion to Strike certain portions of the Fourth Amended Complaint until March 14, 2006 to determine whether the case could be resolved without further litigation. If the case is not resolved by that date or if progress towards settlement has not been made, the Company expects the Court will unseal its ruling on the Demurrer and Motion to Strike and discovery will commence. The Company is not able to determine the potential outcome of this matter or potential exposure in the event liability is to be found. The Company intends to vigorously defend this lawsuit.

Noam Hernandez, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), originally filed July 12, 2002, as Dan O’Dell v. Mercury Insurance Company, involves a dispute over whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The Plaintiff (along with plaintiffs in other coordinated cases against other insurers) is seeking class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software, and unspecified attorneys’ fees and costs. In 2003, the Court granted the Company’s motion to stay the action pending Plaintiff O’Dell’s compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the Court in January 2005. In June 2005, based upon the arbitration result and other defenses, the Court granted the Company’s Motion to Strike the first amended complaint. While the individual claims of Plaintiff O’Dell were dismissed with prejudice, Plaintiff’s counsel was given leave to file a second amended complaint, substituting a new Plaintiff, in August of 2005. As with the previous Plaintiff, the Company has filed a motion to compel Plaintiff Hernandez’ compliance with a contractual arbitration provision, and has also filed a Motion to Strike portions of the amended complaint on other grounds. The Court is expected to rule on these motions on March 16, 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. No date has been set for this motion. As with the O’Dell case above, and the other cases in the coordinated proceedings, the Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. A trial

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

date has been set for May 2006. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Cynthia Markovich and Patricia Carnegie v. Mercury Insurance Services, LLC, a collective action claim filed April 19, 2005 in the United States District Court for the Middle District of Florida, asserts that the Plaintiffs were denied overtime compensation while working as claims adjusters for the Company in violation of the provisions of the Fair Labor Standards Act. The Plaintiffs are seeking class certification to include all claims adjusters during the three years preceding the filing of this action and recovery of overtime compensation, liquidated damages, attorneys’ fees, costs and other compensation. No specific amount of damages has been claimed. The parties to the claim have agreed to give the putative members of the collective action notice and an opportunity to opt-in to determine the potential liability and then attempt to settle the claim. If a settlement can not be reached, discovery will continue and the case will proceed to trial. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of a settlement or an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements.

(11)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee Profit Sharing Plan (the “Plan”). The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. The annual contribution was $1,850,000, $1,700,000 and $1,500,000 for plan years ended December 31, 2005, 2004 and 2003, respectively.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $3,861,000, $2,841,000 and $2,235,000 for the plan years ended December 31, 2005, 2004 and 2003, respectively.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1.1 million of the Company’s common stock in the open market for allocation to the Plan participants. The Company recognized $1,100,000, $1,000,000 and $1,000,000 as compensation expense in 2005, 2004 and 2003, respectively.

(12)    Common Stock

Dividends paid per-share in 2005, 2004 and 2003 were $1.72, $1.48 and $1.32, respectively and dividends paid in total in 2005, 2004 and 2003 were $93,867,000, $80,632,000 and $71,817,000, respectively.

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. Under the 1995 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 1995, the Company granted incentive stock options under both the 1995 Plan and the prior plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

In May 2005, the Company adopted the 2005 Equity Incentive Award Plan (the “2005 Plan”) which succeeds the 1995 Plan. Under the 2005 Plan, 5,400,000 shares of Common Stock are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. During 2005, the Company granted incentive stock options under both the 2005 Plan and the 1995 Plan. The options granted become exercisable 20% per year beginning one year from the date granted and were granted at the market price on the date of the grant. The options expire in 10 years. At December 31, 2005 no awards other than options have been granted.

A summary of the status of the Company’s plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	506,665	$36.118	547,970	$32.662	582,950	$31.118
Granted during the year	126,500	55.760	54,500	51.412	32,500	39.856
Exercised during the year	(90,713)	26.385	(90,565)	24.158	(62,480)	21.307
Canceled or expired	—	—	(5,240)	40.452	(5,000)	41.335

Outstanding at end of year	542,452	42.326	506,665	36.118	547,970	32.662

Options exercisable at year-end	299,952		320,365		331,090
Weighted-average fair value of options granted during the year	$12.98		$13.80		$11.40

The following table summarizes information regarding the stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/05	Weighted Avg. Exercise Price
$21.75 to 29.77	91,752	3.42	$24.948	91,752	$24.948
$31.22 to 58.8312	450,700	6.89	$45.86	208,200	$40.462

$21.75 to 58.8312	542,452	6.31	$42.326	299,952	$35.717

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

(13)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2005			2004			2003
	(000’s)	(000’s)		(000’s)	(000’s)		(000’s)	(000’s)
	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$253,259	54,566	$4.64	$286,208	54,471	$5.25	$184,321	54,402	$3.39
Effect of dilutive securities:
Options	—	151		—	162		—	145

Diluted EPS
Income available to common stockholders after assumed conversions	$253,259	54,717	$4.63	$286,208	54,633	$5.24	$184,321	54,547	$3.38

The diluted weighted shares excludes incremental shares of 19,000, 8,000 and 133,000 for 2005, 2004 and 2003, respectively. These shares are excluded due to their antidilutive effect.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 53.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For this and other information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 10, 2006, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2005 are contained herein as listed in the Index to Consolidated Financial Statements on page 51.

2.	Financial Statement Schedules:

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

10.1(1)	Form of Agency Contract.

10.2(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(2)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(2)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14(10)*	The 1995 Equity Participation Plan.

10.15(11)

Management agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.16(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and American Mercury Insurance Company.

10.17(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Georgia.

10.18(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Georgia.

10.19(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Insurance Company of Illinois.

10.20(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services LLC and Mercury Indemnity Company of Illinois.

10.21(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.22(14)*	Director Compensation Arrangements.

10.23(15)*	Mercury General Corporation 2005 Equity Incentive Award Plan.

10.24(16)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

21.1(2)	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
(2)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
(3)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 5, 2005.
(16)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GEORGE JOSEPH
George Joseph Chairman of the Board and Chief Executive Officer

March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2006

/s/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Operating Officer Director	March 7, 2006

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2006

/s/ NATHAN BESSIN Nathan Bessin	Director	March 7, 2006

/s/ BRUCE A. BUNNER Bruce A. Bunner	Director	March 7, 2006

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	March 7, 2006

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	March 7, 2006

/s/ CHARLES MCCLUNG Charles McClung	Director	March 7, 2006

/s/ DONALD P. NEWELL Donald P. Newell	Director	March 7, 2006

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

Under date of March 7, 2006, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

March 7, 2006

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities available for sale
Bonds:
U.S. government	$201,456	$199,436	$199,436
States, municipalities	2,042,289	2,098,811	2,098,811
All other corporate bonds	139,275	139,445	139,445
Mortgage-backed securities	206,248	203,353	203,353
Redeemable preferred stock	4,477	4,510	4,510

Total fixed maturities available for sale	2,593,745	2,645,555	2,645,555

Equity securities:
Common stocks:
Public utilities	66,023	102,251	102,251
Banks, trust and insurance companies	6,415	8,352	8,352
Industrial, miscellaneous and all other	103,019	113,366	113,366
Nonredeemable preferred stocks	49,853	52,139	52,139

Total equity securities available for sale	225,310	276,108	276,108

Short-term investments	321,049		321,049

Total investments	$3,140,104		$3,242,712

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

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31,

	2005	2004
	Amounts in thousands
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,615 in 2005 and $1,900 in 2004)	$1,668	$1,999
Equity securities, available for sale (cost $13,847 in 2005 and $14,537 in 2004)	15,923	16,718
Short-term cash investments, at cost, which approximates market	13,106	12,467
Investment in subsidiaries	1,680,782	1,554,925

Total investments	1,711,479	1,586,109
Cash	3,316	415
Income taxes	22,019	—
Other assets	8,993	13,995

Total assets	$1,745,807	$1,600,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$132,290	$137,024
Accounts payable and accrued expenses	2,705	1,937
Amounts payable to affiliates	88	77
Income taxes	—	1,797
Other liabilities	2,887	136

Total liabilities	137,970	140,971

Shareholders’ equity:
Common stock	63,103	60,206
Accumulated other comprehensive income	66,549	80,549
Retained earnings	1,478,185	1,318,793

Total shareholders’ equity	1,607,837	1,459,548

Total liabilities and shareholders’ equity	$1,745,807	$1,600,519

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31,

	2005	2004	2003
	Amounts in thousands
Revenues:
Net investment income	$1,914	$1,451	$2,097
Other	1,600	3,721	876

Total revenues	3,514	5,172	2,973

Expenses:
Other operating expenses	2,905	2,502	2,490
Interest	6,717	4,222	3,056

Total expenses	9,622	6,724	5,546

Loss before income taxes and equity in net income of subsidiaries	(6,108)	(1,552)	(2,573)
Income tax (benefit) expense	(609)	2,590	(2,276)

Loss before equity in net income of subsidiaries	(5,499)	(4,142)	(297)
Equity in net income of subsidiaries	258,758	290,350	184,618

Net income	$253,259	$286,208	$184,321

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three years ended December 31,

	2005	2004	2003
	Amounts in thousands
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(26,695)	$629	$(3,985)
Cash flows from investing activities:
Capital contribution to controlled entities	(15,000)	(22,000)	(11,500)
Dividends from subsidiaries	134,000	99,000	76,000
Fixed maturities, at market:
Purchases	—	—	—
Sales	—	—	2,860
Calls or maturities	303	282	8
Equity securities:
Purchases	(85,445)	(21,252)	(3,619)
Sales	87,849	24,901	8,595
Calls	—	1,250	1,450
Decrease (increase) in short term cash investments, net	(639)	(3,968)	754

Net cash provided by investing activities	121,068	78,213	74,548
Cash flows from financing activities:
Dividends paid to shareholders	(93,867)	(80,632)	(71,817)
Stock options exercised	2,394	2,188	1,331

Net cash used in financing activities	(91,473)	(78,444)	(70,486)
Net increase in cash	2,900	398	77
Cash:
Beginning of the year	416	18	(59)

End of the year	$3,316	$416	$18

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2005 and 2004

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Dividends Received From Subsidiaries

Dividends of $134,000,000, $99,000,000 and $76,000,000 were received by the Company from its wholly-owned subsidiaries in 2005, 2004 and 2003, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Capitalization of Subsidiaries

Capital contributions of $15,000,000 and $22,000,000 were made by the Company to its insurance subsidiaries during 2005 and 2004, respectively.

Statements of Cash Flow

In 2003, notes payable with a discounted value of $4,315,000 was canceled in accordance with terms of a Purchase and Sale Agreement between the Company and Employers Reinsurance Corporation.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31,

	Direct amount	Ceded to other companies	Assumed	Net amount
	Amounts in thousands
Property and Liability insurance earned premiums
2005	$2,856,598	$10,085	$1,220	$2,847,733
2004	$2,534,307	$6,743	$1,072	$2,528,636
2003	$2,151,598	$7,650	$1,099	$2,145,047