Form 10-Q
period 2006-03-31
MERCURY GENERAL CORP
filed 2006-05-10
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At April 28, 2006, the Registrant had issued and outstanding an aggregate of 54,639,406 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,674,755 in 2006 and $2,593,745 in 2005)	$2,707,035	$2,645,555
Equity securities available for sale (cost $227,771 in 2006 and $225,310 in 2005)	280,464	276,108
Short-term cash investments, at cost, which approximates market	333,782	321,049

Total investments	3,321,281	3,242,712
Cash	39,803	34,793
Receivables:
Premiums receivable	327,998	310,457
Premium notes	32,226	27,002
Accrued investment income	34,310	33,051
Other	13,647	19,724

Total receivables	408,181	390,234
Deferred policy acquisition costs	204,921	197,943
Current income taxes	—	11,219
Fixed assets, net	137,120	136,779
Other assets	25,639	27,871

Total assets	$4,136,945	$4,041,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,011,567	$1,022,603
Unearned premiums	939,813	902,567
Notes payable	140,743	143,540
Loss drafts payable	108,215	104,593
Accounts payable and accrued expenses	133,225	137,661
Current income taxes	29,086	—
Deferred income taxes	37,236	37,456
Other liabilities	106,924	85,294

Total liabilities	2,506,809	2,433,714

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value
Authorized 70,000,000 shares; issued and outstanding 54,634,656 shares in 2006 and 54,605,406 shares in 2005	64,451	63,103
Accumulated other comprehensive income	55,079	66,549
Retained earnings	1,510,606	1,478,185

Total shareholders’ equity	1,630,136	1,607,837

Total liabilities and shareholders’ equity	$4,136,945	$4,041,551

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2006	2005
Revenues:
Earned premiums	$736,680	$684,714
Net investment income	39,403	28,785
Net realized investment gains	6,454	4,216
Other	1,337	1,623

Total revenues	783,874	719,338

Expenses:
Losses and loss adjustment expenses	475,180	448,246
Policy acquisition costs	160,096	151,058
Other operating expenses	41,073	34,720
Interest	2,311	1,469

Total expenses	678,660	635,493

Income before income taxes	105,214	83,845
Income taxes	46,568	23,421

Net income	$58,646	$60,424

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,622,615 in 2006 and 54,534,956 in 2005)	$1.07	$1.11

DILUTED EARNINGS PER SHARE (weighted average shares 54,745,088 as adjusted by 122,473 for the dilutive effect of options in 2006 and 54,716,541 as adjusted by 181,585 for the dilutive effect of options in 2005)	$1.07	$1.10

Dividends declared per share	$0.48	$0.43

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2006	2005
Net income	$58,646	$60,424
Other comprehensive loss before tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(13,379)	(17,271)
Reclassification adjustment for net gains included in net income	(4,273)	(3,007)

Other comprehensive loss before tax	(17,652)	(20,278)
Income tax benefit related to unrealized holding losses arising during period	(4,687)	(6,040)
Income tax benefit related to reclassification adjustment for net gains included in net income	(1,495)	(1,052)

Comprehensive income, net of tax	$47,176	$47,238

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2006	2005
Cash flows from operating activities:
Net income	$58,646	$60,424
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	5,732	4,061
Net realized investment gains	(6,454)	(4,216)
Bond (accretion) amortization, net	(1,678)	3,155
Increase in premiums receivable	(17,541)	(8,807)
Increase in premium notes receivable	(5,224)	(1,020)
Increase in deferred policy acquisition costs	(6,978)	(8,589)
(Decrease) increase in unpaid losses and loss adjustment expenses	(11,036)	19,128
Increase in unearned premiums	37,246	45,149
Increase in loss drafts payable	3,622	7,519
Decrease in accounts payable and accrued expenses	(4,436)	(19,585)
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	46,258	13,463
Other, net	18,522	34,238

Net cash provided by operating activities	116,679	144,920

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(739,535)	(345,133)
Sales	466,094	165,585
Calls or maturities	193,469	71,584
Equity securities available for sale:
Purchases	(140,326)	(99,960)
Sales	139,947	102,012
Increase in payable for securities	9,915	31,617
Increase in short-term cash investments, net	(12,733)	(34,795)
Purchase of fixed assets	(6,219)	(9,432)
Sale of fixed assets	237	322
Other, net	2,608	2,137

Net cash used in investing activities	$(86,543)	$(116,063)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2006	2005
Cash flows from financing activities:
Dividends paid to shareholders	$(26,225)	$(23,452)
Proceeds from stock options exercised	860	715
Excess tax benefit from exercise of stock options	239	—

Net cash used in financing activities	(25,126)	(22,737)

Net increase in cash	5,010	6,120
Cash:
Beginning of the period	34,793	23,714

End of the period	$39,803	$29,834

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$7,778	$2,018
Income taxes paid during the period	$75	$9,832
Excess tax benefit from exercise of stock options included in net cash provided by operating activities	$—	$119
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$—	$11,250

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2006 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Recently Adopted Accounting Standard - Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of five years. Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

3.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company wrote down approximately $0.9 million ($0.6 million after tax) and $1.9 million ($1.2 million after tax) of its investments as other-than-temporary declines during the first quarters of 2006 and 2005, respectively.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Stock-Based Compensation

At March 31, 2006, the Company maintains an equity incentive award plan that was adopted in 2005 which succeeded a plan adopted in 1995. Under both plans, 5,400,000 shares of Common Stock were authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of March 31, 2006, only options have been granted under these plans and those options granted for which the Company has recognized stock-based compensation expense become exercisable 20% per year beginning one year from the date granted and are granted at the market price on the date of grant. The options expire after 10 years.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of five years, for only those shares expected to vest.

As a result of adopting SFAS No. 123R, the Company recognized stock-based compensation expense of $249,000 for the three months ended March 31, 2006. The adoption of SFAS No.123R had no impact on the Company’s reported basic and diluted earnings per share for the three months ended March 31, 2006. Had the Company applied the fair value recognition provisions of SFAS No. 123 in the first quarter of 2005, compensation expense of $130,000 would have been recognized and there would have been no impact on reported basic and diluted earnings per share for the three months ended March 31, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as cash provided by operating activities in the consolidated statements of cash flows. SFAS No.123R requires the cash flows resulting from the tax benefits in excess of the compensation expense recorded for those options to be classified as cash provided by financing activities. As such, the $239,000 excess tax benefit classified as a financing activity on the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 would have been recognized as an operating activity if the Company had not adopted SFAS No. 123R.

Cash received from option exercises for the three months ended March 31, 2006 was $860,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $239,000 for the three months ended March 31, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Three months ended March 31,
	2006	2005
Weighted-average fair value of grants	$11.64	$13.22
Risk-free interest rate	4.54%	3.82%
Dividend yield	3.50%	3.11%
Expected volatility	24%	28%
Expected term in months	72	72

The risk free interest rate is determined based on U.S. treasury yields with equivalent remaining terms in effect at the time of the grant. The expected volatility on the grant-date is calculated based on historical volatility over the expected term of the options. The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

Option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	542,452	$42.33
Granted	15,000	55.84
Exercised	(29,250)	29.41
Cancelled or expired	(27,200)	40.38

Outstanding at March 31, 2006	501,002	43.59	6.4	$5,944
Exercisable at March 31, 2006	270,202	$36.76	4.7	$4,903

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on March 31, 2006. Total intrinsic value of options exercised during the three months ended March 31, 2006 was $798,000.

As of March 31, 2006, $2,411,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.3 years.

5.	Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006. There were no such accounting changes or error corrections during the three months ended March 31, 2006.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 85% of the Company’s $774 million of net written premiums in the first quarter of 2006.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). During the first quarter of 2006, California accounted for approximately 73% of the Company’s net premiums written compared to approximately 72% for the first quarter of 2005.

Effective April 1, 2006, the Company did not renew its catastrophe reinsurance which provided for coverage on Florida and Georgia property equal to 95% of $80 million in excess of the first $70 million of losses per occurrence. The Company continues to maintain Florida coverage through the Florida Hurricane Catastrophe Fund which is estimated to equal 90% of approximately $28 million in excess of approximately $9 million. The Company ceased writing new homeowners business in Florida in late 2005.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. In April 2006, the Company received financial examination reports from the Florida DOI for the Company’s insurance subsidiaries domiciled in Florida for the period ending December 31, 2004. There were no findings in those examination reports that have a financial impact to the Company. The Georgia DOI is conducting financial examinations of the Company’s Georgia insurance subsidiaries for the period ending December 31, 2003, and the Illinois DOI is conducting financial examinations of the Company’s insurance subsidiaries domiciled in Illinois for the period ending December 31, 2004. Reports for these examinations are not yet available.

In addition to the financial examinations, the DOI in each state conducts market conduct examinations of the Company’s compliance with the insurance statutes and regulations of each state in which the Company operates with respect to rating, underwriting, claims handling, billing and other practices. The Texas DOI recently concluded its market conduct examination of the Company’s automobile line of business resulting in no material findings or financial impact to the Company. The Arizona DOI is conducting a market conduct examination of the Company’s automobile lines of business. The New Jersey DOI conducted a market conduct examination of Mercury Indemnity Company of America as of January 10, 2004. The New Jersey DOI issued its examination report on February 16, 2006, and the Company is preparing its response to the New Jersey DOI.

The Florida DOI recently concluded market conduct examinations of the Company’s automobile and homeowners lines of business. As a result of the market conduct examinations in Florida, the Company entered into a Consent Order (the “Order”) with the Florida DOI in May 2006. The Order requires payment to the Florida DOI of a fine, reimbursement of its costs associated with the examinations, and the return of specified premiums and fees to policyholders, all of which have been accrued at March 31, 2006. Furthermore, the Order details other operational requirements that primarily relate to the claims handling and underwriting processes. The Company has recorded an additional loss reserve for the possibility that a review of rescinded policies could lead to additional claim payments. It is possible that actual losses on these policies could be more or less than the amount of reserve established. The Company is working to be in full compliance with the Order.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) alleging that the Company willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Krumme v. Mercury Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. If a monetary penalty is imposed by the California DOI, the Company is unable to estimate the monetary penalty, if any, and therefore no reserve for the potential monetary penalty has been established in the consolidated financial statements.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and intends to challenge the SBE decision in Superior Court.

The California FTB has audited the 1997 through 2002 tax returns and they accepted the 1997 through 2000 returns to be correct as filed. For the 2001 and 2002 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that is excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. Based on this assertion, the FTB issued notices of proposed tax assessments in January 2006 for the 2001 and 2002 tax years totaling approximately $1 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s quarterly results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however it is not expected to be material to the Company’s financial position. For a further discussion of the Company’s pending material litigation, see Item 1. Legal

Proceedings in Part II – Other Information of this Quarterly Report on Form 10-Q and also see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can each impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

The Company performs its own loss reserve analysis and also engages the services of independent actuaries to assist in the estimation of loss reserves. The Company and the actuaries do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. At March 31, 2006, the Company recorded its point estimate of approximately $1,012 million in loss and loss adjustment expense reserves which includes approximately $270 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2006 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the quarter ended March 31, 2006, the Company had positive development of approximately $10 million on the 2005 and prior year loss and loss adjustment expense reserves which at December 31, 2005 totaled approximately $1,023 million. The primary contributor to this positive development was reserve redundancies that occurred in the bodily injury coverage reserves for the California automobile insurance lines of business for the 2004 and 2005 accident years totaling approximately $11 million. These redundancies were the result of changed inflation rate assumptions and fewer reported claims than originally expected.

The Company changed its inflation assumptions for the California automobile insurance lines of business based on factors that continued to develop throughout the first quarter of 2006. These included a favorable trend in the average amounts paid on closed claims for the 2004 and 2005 accident years and increased certainty in reserve amounts that comes through the passage of time as more claims from an accident period are closed. Average expected bodily injury loss per claim decreased by approximately 1% for both accident years 2004 and 2005.

Bodily injury inflation for the most recent accident years is one of the most difficult components of the Company’s reserves to estimate because a large portion of the claims have not yet been settled. As time passes and more claims from an accident year are settled, the actual inflation rate becomes more certain. Since there is still a significant amount of open bodily injury claims for the 2005 and 2004 accident years, it is possible that inflation rate assumptions will change as more claims are settled in the future. At March 31, 2006, the Company assumed bodily injury inflation rates of approximately 2% on the 2006 accident year for the California automobile lines of business. The Company estimates that each percentage point change in the inflation rate assumption would impact total losses on an individual accident year by approximately $2.5 million.

For accident year 2005, the Company had approximately 37,000 bodily injury (inclusive of uninsured motorist and underinsured motorist) claims in the California automobile insurance line of business. The Company has experienced an improvement in the timeliness of the reporting of these claims over the past two years. The

Company believes that changes to its internal claims handling processes have contributed to the improvement in the timely reporting of claims. The improvement in the timeliness of claims reporting also contributed to the reserve redundancies experienced in the first quarter of 2006.

The Company had redundancies and deficiencies in its other coverages offered within its California automobile insurance line of business, as well as in other lines of business in California and other states which aggregate to an insignificant amount of reserve development in 2006.

The Company complies with SFAS No. 60 in recognizing revenue on insurance policies written. The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the consolidated statement of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheet to realized investment losses on the consolidated statement of income.

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits relating to its business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the financial statement footnotes if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position.

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of the California DOI for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where the Company does business, the level of investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, and other uncertainties, and all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Premiums earned in the first quarter of 2006 increased 7.6% from the corresponding period in 2005. Net premiums written in the first quarter of 2006 increased 6.1% from the corresponding period in 2005. Net premiums written on the California automobile lines of business were $513.0 million in the first quarter of 2006, an increase of 6.7% over the same period in 2005. Net premiums written by the Company’s non-California operations were $208.1 million in the first quarter, an increase of 2.1% over the same period in 2005. The growth in net premiums written is primarily due to an increase in the number of policies written.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended March 31, 2006 and 2005, respectively:

	Quarter Ended March 31,
	2006	2005
Net premiums written	$774,020	$729,830
Increase in unearned premiums	37,340	45,116

Earned premiums	$736,680	$684,714

The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 64.5% in 2006 and 65.5% in 2005. Positive development on prior period loss reserves was approximately $10 million and $20 million, respectively, for the periods ended March 31, 2006 and 2005.

The expense ratio (GAAP basis) in the first quarter of 2006 (policy acquisition costs and other expenses related to premiums earned) was 27.3% compared to 27.1% in the corresponding period of 2005. While expenses increased in the first quarter of 2006, the increase was at a slightly higher rate than the increase in premium volume. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 91.8% in the first quarter of 2006 compared with 92.6% in the corresponding period of 2005.

Investment income for the first quarter 2006 was $39.4 million compared with $28.8 million in the first quarter of 2005. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.1% in the first quarter of 2006 compared to 3.4% in the corresponding period of 2005 on average invested assets of $3,219 million and $2,924 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on the portfolio which is reflective of substantially higher market interest rates in 2006 when compared to the same period in 2005.

The income tax provision in the first quarter of 2006 of $46.6 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 30% in 2006 compared with an effective rate of 28% in the corresponding period of 2005.

Net income for the first quarter 2006 of $58.6 million, or $1.07 per share (diluted), compares with $60.4 million, or $1.10 per share (diluted), in the corresponding period of 2005. Basic net income per share was $1.07 in the first quarter of 2006 and $1.11 in the first quarter of 2005.

Liquidity and Capital Resources

Net cash provided from operating activities in the first quarter of 2006 was $116.7 million, a decrease of $28.2 million over the same period in 2005. The decrease was primarily due to higher losses and loss adjustment expense paid in relation to premiums collected during the first quarter of 2006 when compared with the same period in 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $659.6 million were reinvested by the Company generally in highly-rated fixed maturity securities with call terms ranging between two and five years.

The Company’s cash and short-term cash investment portfolio totaled $373.6 million at March 31, 2006. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of March 31, 2006:

	Amortized Cost	Market Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$212,172	$208,825
Municipal bonds	2,024,018	2,064,737
Mortgage-backed securities	236,706	233,028
Corporate bonds	197,865	196,482
Redeemable preferred stock	3,994	3,963

	2,674,755	2,707,035
Equity securities:
Common Stock:
Public utilities	69,714	106,562
Banks, trusts and insurance companies	14,993	17,703
Industrial and other	94,616	105,766
Non-redeemable preferred stock	48,448	50,433

	227,771	280,464
Short-term cash investments	333,782	333,782

Total investments	$3,236,308	$3,321,281

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at March 31, 2006 by $85.0 million. That net unrealized gain of $85.0 million, reflected in shareholders’ equity, net of applicable tax effects, was $55.1 million at March 31, 2006, compared with a net unrealized gain of $102.6 million or $66.5 million, net of applicable tax effects, at December 31, 2005. The decrease in unrealized gains is largely due to a decrease in the market value of bond holdings partially offset by an increase in the market value of the equity portfolio.

At March 31, 2006, the average rating of the $2,703.1 million bond portfolio at market (amortized cost $2,670.8 million) was AA, the same average rating at December 31, 2005. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2006, bond holdings rated below investment grade totaled $51.5 million at market (amortized cost $49.4 million) representing approximately 1.5% of total investments. This compares to approximately $51.1 million at market (cost $49.8 million) representing approximately 1.6% of total investments at December 31, 2005.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than- temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $0.9 million ($0.6 million after taxes) in write-downs of its investments as other-than-temporary declines during the first quarter of 2006.

During the first quarter of 2006, the Company recognized approximately $6.5 million in net realized gains which is comprised of realized gains of $11.6 million offset by realized losses of $5.1 million. Realized losses include $0.9 million in write-downs of investments as other-than-temporary declines.

At March 31, 2006, the Company had a net unrealized gain on all investments of $85.0 million before income taxes which is comprised of gross unrealized gains of $111.3 million offset by unrealized losses of $26.3 million. Unrealized losses represent 0.8% of total investments at amortized cost. The Company’s investment portfolio includes approximately 700 securities in a gross unrealized loss position. Of these unrealized losses, approximately $23.5 million relate to fixed maturity investments and the remaining $2.8 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$2,021	$133,545	$1,370	$69,355	$3,391	$202,900
Obligations of states and political subdivisions	8,141	735,423	4,121	156,930	12,262	892,353
Corporate securities	2,607	134,687	1,116	23,738	3,723	158,425
Mortgage-backed securities	2,058	144,457	1,999	60,907	4,057	205,364
Redeemable preferred stock	33	2,969	—	—	33	2,969

Subtotal, debt securities	$14,860	$1,151,081	$8,606	$310,930	$23,466	$1,462,011
Equity securities	2,206	41,702	619	14,077	2,825	55,779

Total temporarily impaired securities	$17,066	$1,192,783	$9,225	$325,007	$26,291	$1,517,790

The gross unrealized losses at March 31, 2006 consist principally of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to two municipal bonds and one corporate bond with unrealized losses of approximately $0.4 million, $0.3 million and $0.7 million, respectively, representing market value declines of approximately 10%, 9% and 5% of amortized cost. Approximately $0.2 million of the gross unrealized losses relates to individual securities with unrealized losses that exceed 20% of each security’s amortized cost.

Based upon the Company’s analysis of these securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, the Company has concluded that the gross unrealized losses of $26.3 million at March 31, 2006 are temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other-than-temporary.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.5 billion at March 31, 2006 and net written premiums for the twelve months ended on that date of $3.0 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at March 31, 2006 was $29.84 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however it is not expected to be material to the Company’s financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, was originally filed on April 20, 2001, in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for Plaintiffs asked that Mercury engage in settlement discussions. The Court agreed to stay the matter and counsel for Donabedian and Mercury met on several occasions to seek resolution of the matter but no resolution was reached. The Court accordingly ordered the parties to a settlement conference before another judge which is scheduled for May 30, 2006. The Company is not able to determine the potential outcome of this matter or potential exposure in the event liability is to be found. The Company has vigorously defended this lawsuit and is uncertain whether resolution of the case through settlement will be possible.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006, and following argument, the Court took the matter under submission. There is no set time for the Court to rule on the Company’s motion.

Noam Hernandez, individually and on behalf of others similarly situated v. Mercury Insurance Company, (Los Angeles Superior Court), originally filed July 12, 2002 as Dan O’Dell v. Mercury Insurance Company, involves a dispute as to whether the Company’s use of certain automated database vendors to help determine the value of total loss claims is proper. The original Plaintiff (along with plaintiffs in other coordinated cases against other insurers) sought class certification and unspecified damages for breach of contract and bad faith, including punitive damages, restitution, an injunction preventing the Company from using valuation software, and unspecified attorneys’ fees and costs. In 2003, the Court granted the Company’s Motion to Stay the action pending Plaintiff O’Dell’s compliance with a contractual arbitration provision. The arbitration was completed in August 2004 and the award in the Company’s favor was confirmed by the Court in January 2005. In June 2005, based upon the arbitration result and other defenses, the Court granted the Company’s Motion to Strike the first amended complaint. While the individual claims of Plaintiff O’Dell were dismissed with prejudice, Plaintiff’s counsel was given leave to file a second amended complaint, substituting a new Plaintiff, in August of 2005. As with the previous Plaintiff, the Company filed a motion to compel Plaintiff Hernandez’ compliance with a contractual arbitration provision, and also filed a Motion to Strike portions of the amended complaint on other grounds. On April 27, 2006, the Court ordered the appraisal of Hernandez’s individual claim which the Company had previously sought. The Court also struck Plaintiff’s breach of contract, bad faith, and restitution claims, leaving as the only remaining issue in the litigation whether Plaintiff is entitled to a prospective injunction constraining future use of the valuation software at issue and attorneys’ fees and costs for obtaining such an injunction. The Company believes the valuation software has already been modified to meet most, if not all, of the issues raised by Plaintiff. The Company intends to continue to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The Court set June 2, 2006 for hearing this motion. As with the Hernandez case above, and the other cases in the coordinated proceedings, the Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Cynthia Markovich and Patricia Carnegie v. Mercury Insurance Services, LLC, a collective action claim filed April 19, 2005 in the United States District Court for the Middle District of Florida, asserts that the Plaintiffs were denied overtime compensation while working as Florida claims adjusters for the Company in violation of the provisions of the Fair Labor Standards Act. The Plaintiffs were seeking class certification to include all Florida claims adjusters during the three years preceding the filing of the action and recovery of overtime compensation, liquidated damages, attorneys’ fees, costs and other compensation. The parties to the claim gave the putative members of the collective action notice and an opportunity to opt-in to determine the potential liability. The parties to the claim have agreed to settle the claims for an amount which is immaterial to the Company’s operations and financial position. The settlement must be approved by the Court, which the parties anticipate will occur during the second quarter of 2006.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs
January	—	—	—	—
February	—	—	—	—
March	18,971	$54.76	—	$200,000,000

Total	18,971	$54.76	—	$200,000,000

During the first quarter of 2006, the Mercury General Corporation Profit Sharing Plan acquired 18,971 shares of the Company’s common stock in open market transactions. These shares were contributed to the Company’s employee stock ownership plan as authorized by the Board of Directors. The purchase of this stock was not made pursuant to the Company’s stock repurchase program whereby the Company may purchase over a one-year period up to $200 million of Mercury General common stock. Initially announced and approved in 1998, the Company’s stock repurchase program is re-approved annually by the Board of Directors and will expire in July, 2006, unless extended by the Board of Directors. The last purchase of common stock by the Company under its stock repurchase program was made in 2000.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

Awards Under Mercury General Corporation 2005 Equity Incentive Award Plan

On May 5, 2006, the Company’s Compensation Committee approved the grant of restricted stock under the Company’s 2005 Equity Incentive Award Plan (the “2005 Plan”). A copy of the form of restricted stock agreement approved for use under the 2005 Plan is attached hereto as Exhibit 10.1 and is incorporated herein by reference. A total of 17,385 shares of restricted stock were granted to Maria Fitzpatrick, the Company’s Chief Information Officer. The restricted stock granted to Ms. Fitzpatrick will vest in four equal installments of 25% on the first four anniversaries of the grant date.

Item 6.	Exhibits

10.1	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan

15.1	Letter Regarding Unaudited Interim Financial Information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 9, 2006	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer