Form 10-Q
period 2006-06-30
MERCURY GENERAL CORP
filed 2006-08-08
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

At July 31, 2006, the Registrant had issued and outstanding an aggregate of 54,678,541 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share amounts

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,757,242 in 2006 and $2,593,745 in 2005)	$2,772,752	$2,645,555
Equity securities available for sale (cost $239,232 in 2006 and $225,310 in 2005)	294,036	276,108
Short-term cash investments, at cost, which approximates market	309,531	321,049

Total investments	3,376,319	3,242,712
Cash	38,333	34,793
Receivables:
Premiums receivable	320,298	310,457
Premium notes	30,599	27,002
Accrued investment income	37,180	33,051
Other	12,368	19,724

Total receivables	400,445	390,234
Deferred policy acquisition costs	207,684	197,943
Current income taxes	—	11,219
Fixed assets, net	136,944	136,779
Other assets	20,736	27,871

Total assets	$4,180,461	$4,041,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,058,171	$1,022,603
Unearned premiums	940,289	902,567
Notes payable	138,744	143,540
Accounts payable and accrued expenses	141,252	137,661
Current income taxes	1,779	—
Deferred income taxes	33,348	37,456
Other liabilities	233,541	189,887

Total liabilities	2,547,124	2,433,714

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value. Authorized 70,000,000 shares; issued and outstanding 54,677,791 shares in 2006 and 54,605,406 shares in 2005	65,781	63,103
Accumulated other comprehensive income	45,383	66,549
Retained earnings	1,522,173	1,478,185

Total shareholders’ equity	1,633,337	1,607,837

Total liabilities and shareholders’ equity	$4,180,461	$4,041,551

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2006	2005
Revenues:
Earned premiums	$753,350	$707,261
Net investment income	36,242	30,701
Net realized investment gains	4,232	3,545
Other	1,129	1,424

Total revenues	794,953	742,931

Expenses:
Losses and loss adjustment expenses	534,316	442,764
Policy acquisition costs	160,840	154,278
Other operating expenses	47,843	40,419
Interest	2,396	1,821

Total expenses	745,395	639,282

Income before income taxes	49,558	103,649
Income taxes	11,746	30,047

Net income	$37,812	$73,602

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,648,381 in 2006 and 54,548,202 in 2005)	$0.69	$1.35

DILUTED EARNINGS PER SHARE (weighted average shares 54,761,472 as adjusted by 113,091 for the dilutive effect of options and restricted stocks in 2006 and 54,699,333 as adjusted by 151,131 for the dilutive effect of options in 2005)	$0.69	$1.35

Dividends declared per share	$0.48	$0.43

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2006	2005
Revenues:
Earned premiums	$1,490,030	$1,391,975
Net investment income	75,645	59,486
Net realized investment gains	10,686	7,761
Other	2,466	3,047

Total revenues	1,578,827	1,462,269

Expenses:
Losses and loss adjustment expenses	1,009,496	891,010
Policy acquisition costs	320,936	305,336
Other operating expenses	88,916	75,139
Interest	4,707	3,290

Total expenses	1,424,055	1,274,775

Income before income taxes	154,772	187,494
Income taxes	58,314	53,468

Net income	$96,458	$134,026

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,635,570 in 2006 and 54,541,579 in 2005)	$1.77	$2.46

DILUTED EARNINGS PER SHARE (weighted average shares 54,764,815 as adjusted by 129,245 for the dilutive effect of options and restricted stocks in 2006 and 54,708,103 as adjusted by 166,524 for the dilutive effect of options in 2005)	$1.76	$2.45

Dividends declared per share	$0.96	$0.86

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2006	2005
Net income	$37,812	$73,602
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(12,867)	27,750
Reclassification adjustment for net gains included in net income	(2,029)	(2,344)

Other comprehensive income (loss) before tax	(14,896)	25,406
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	(4,489)	9,713
Income tax benefit related to reclassification adjustment for net gains included in net income	(711)	(821)

Comprehensive income, net of tax	$28,116	$90,116

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2006	2005
Net income	$96,458	$134,026
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(26,246)	10,479
Reclassification adjustment for net gains included in net income	(6,302)	(5,351)

Other comprehensive income (loss) before tax	(32,548)	5,128
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	(9,176)	3,673
Income tax benefit related to reclassification adjustment for net gains included in net income	(2,206)	(1,873)

Comprehensive income, net of tax	$75,292	$137,354

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2006	2005
Cash flows from operating activities:
Net income	$96,458	$134,026
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,601	8,658
Net realized investment gains	(10,686)	(7,761)
Bond amortization, net	682	6,533
Increase in premiums receivable	(9,841)	(8,566)
Increase in premium notes receivable	(3,597)	(2,409)
Increase in deferred policy acquisition costs	(9,741)	(15,158)
Increase in unpaid losses and loss adjustment expenses	35,568	39,747
Increase in unearned premiums	37,722	67,771
Increase (decrease) in accounts payable and accrued expenses	3,591	(4,252)
Increase (decrease) in accrued income taxes, excluding deferred tax on change in unrealized gain	20,193	(1,411)
Other, net	27,855	36,806

Net cash provided from operating activities	199,805	253,984

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,381,759)	(697,996)
Sales	578,909	343,411
Calls or maturities	636,624	178,464
Equity securities available for sale:
Purchases	(241,843)	(190,661)
Sales	234,014	197,844
Increase in payable for securities	24,626	11,564
Decrease (increase) in short-term cash investments, net	11,518	(22,415)
Purchase of fixed assets	(11,980)	(20,328)
Sale of fixed assets	335	534
Other, net	3,652	4,113

Net cash used in investing activities	$(145,904)	$(195,470)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2006	2005
Cash flows from financing activities:
Dividends paid to shareholders	$(52,470)	$(46,912)
Proceeds from stock options exercised	1,651	1,236
Excess tax benefit from exercise of stock options	458	—

Net cash used in financing activities	(50,361)	(45,676)

Net increase in cash	3,540	12,838
Cash:
Beginning of the period	34,793	23,714

End of the period	$38,333	$36,552

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$4,185	$2,148
Income taxes paid during the period	$37,586	$54,501
Excess tax benefit from exercise of stock options exercised included in net cash provided by operating activities	$—	$224
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$—	$11,250

See accompanying accountants’ review report.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2006 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain reclassifications have been made to the prior period balances to conform to the current year presentation.

2.	Recently Adopted Accounting Standard - Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years for stock options. Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

3.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $1.4 million ($0.9 million after tax) and $1.9 million ($1.2 million after tax) of its investments as other-than-temporary declines during the first six months of 2006 and 2005, respectively.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Stock-Based Compensation

At June 30, 2006, the Company maintains an equity incentive award plan that was adopted in 2005 which succeeded a plan adopted in 1995. Under each plan, 5,400,000 shares of Common Stock were authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of June 30, 2006, only options and restricted stock awards have been granted under these plans. Options granted for which the Company has recognized stock-based compensation expense generally become exercisable 20% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years.

On May 5, 2006, the Company’s Compensation Committee approved the grant of 17,385 shares of restricted stock under the equity incentive award plan adopted in 2005. The restricted stock vests in four equal installments of 25% on the first four anniversaries of the grant date.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest.

As a result of adopting SFAS No. 123R, the Company recognized stock-based compensation expense of $320,000 and $569,000 for the second quarter and first six months of 2006, respectively. The adoption of SFAS No. 123R had an impact of $0.01 on the Company’s reported basic and diluted earnings per share for both the second quarter and the first six months of 2006. Had the Company applied the fair value recognition provisions of SFAS No. 123 in the first six months of 2005, compensation expense of $285,000 and $415,000 would have been recognized for the second quarter and first six months of 2005, respectively and there would have been a $0.01 impact on reported basic and diluted earnings per share for both the second quarter and the first six months of 2005.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as cash provided by operating activities in the consolidated statements of cash flows. SFAS No.123R requires the cash flows resulting from the tax benefits in excess of the compensation expense recorded for those options to be classified as cash provided by financing activities. As such, the $458,000 excess tax benefit classified as a financing activity on the Company’s consolidated statement of cash flows for the six months ended June 30, 2006 would have been recognized as an operating activity if the Company had not adopted SFAS No. 123R.

Cash received from option exercises for the six months ended June 30, 2006 was $1,651,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $458,000 for the six months ended June 30, 2006.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Weighted-average fair value of grants	$ 10.81	$ 12.50	$10.49	$12.43
Risk-free interest rate	4.54%-5.00%	3.82%-3.99%	5.00%	3.99%
Dividend yield	3.41%-3.50%	2.87%-3.11%	3.41%	2.87%
Expected volatility	20.89%-24.22%	26.93%-27.98%	20.89%	26.93%
Expected term in months	72	72	72	72

The risk free interest rate is determined based on U.S. treasury yields with equivalent remaining terms in effect at the time of the grant. The expected volatility on the grant-date is calculated based on historical volatility over the expected term of the options. The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

Option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	542,452	$42.33
Granted	55,000	57.06
Exercised	(55,000)	30.02
Cancelled or expired	(30,200)	41.10

Outstanding at June 30, 2006	512,252	45.30	6.6	$5,877
Exercisable at June 30, 2006	262,752	$38.09	4.8	$4,803

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on June 30, 2006. Total intrinsic value of options exercised during the six months ended June 30, 2006 was $1,481,000.

As of June 30, 2006, $3,472,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	—	—
Granted	17,385	$57.52
Vested	—	—
Cancelled or expired	—	—

Outstanding at June 30, 2006	17,385	$57.52	3.8	$980

The fair value of each restricted stock is the market price of our stock on the date of grant. As of June 30, 2006, there was $961,791 of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over an average period of 46 months.

5.	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) – an interpretation of FASB Statement No.109. FIN No. 48 provides guidance on recognition and measurement of uncertainties in income taxes and establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet fully assessed what the impact of adopting FIN No. 48, if any, will be on its consolidated financial statements.

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

Mercury General Corporation and its subsidiaries (collectively, the “Company”), as do most property and casualty insurance companies, utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and is reconciled to the most directly comparable GAAP measure, earned premiums, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $1,528 million of net written premiums in the first six months of 2006.

The Company operates primarily in the state of California, which was the only state it produced business in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). During the first six months of 2006, California accounted for approximately 73% of the Company’s net written premiums compared to approximately 72% for the first six months of 2005.

Effective July 2006, Concord Insurance Services, Inc. (“Concord”), a wholly-owned subsidiary of the Company engaged in agency operations in Texas, sold the renewal and servicing rights of the business it serviced for Mercury County Mutual Insurance Company (“MCM”), a mutual insurance company controlled by the Company. Subsequent to the sale transaction, the buyers will continue to write premiums through MCM using the Company’s policy forms, and the premiums written will continue to be reported in the Company’s consolidated financial statements. In light of the known contractual sales price, the Company conducted an impairment analysis of the $7.3 million of goodwill related to the Concord assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the analysis, the Company recognized a goodwill impairment loss of approximately $3 million during the quarter ended June 30, 2006. This impairment charge is included in other operating expenses in the consolidated financial statements.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. In April 2006, the Company received financial examination reports from the Florida DOI for the Company’s insurance subsidiaries domiciled in Florida for the period ending December 31, 2004. There were no findings in those examination reports that have a material financial impact on the Company. In July 2006, the Company received financial examination reports from the Illinois DOI for the Company’s insurance subsidiaries domiciled in Illinois for the period ending December 31, 2004. There were no findings in those examination reports that have a material financial impact on the Company. The Georgia DOI is conducting financial examinations of the Company’s Georgia insurance subsidiaries for the period ending December 31, 2003. Reports for these examinations are not yet available.

In addition to the financial examinations, the DOI in each state conducts market conduct examinations of the Company’s compliance with the insurance statutes and regulations of each state in which the Company operates with respect to rating, underwriting, claims handling, billing and other practices. The Texas DOI recently concluded its market conduct examination of the Company’s automobile line of business resulting in no material findings or financial impact to the Company. The Arizona DOI recently concluded a market conduct examination of the Company’s automobile lines of business and the Company corrected deficiencies noted in the examination report. The New Jersey DOI conducted a market conduct examination of Mercury Indemnity Company of America as of January 10, 2004. The New Jersey DOI issued its examination report on February 16, 2006 and the Company corrected deficiencies noted in the report.

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

In December 2005, the California DOI issued an NNC challenging the Company’s application of the marital status rating factor. The Company has filed a Statement of Compliance asserting that its rating factor is applied according to industry standard and has been approved as such by the California DOI.

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

On July 14, 2006, the Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are now required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. In general, the Company expects that the regulations will cause rates for urban drivers to go down and those rate decreases to be offset by rate increases for non-urban drivers. These rate changes are likely to cause consumers to shop around more for insurance which could affect the volume and the retention rates of the Company’s business. The Company is not currently able to estimate the impact of its new plan on the volume and profitability of its business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations. The new regulations are being challenged by several insurance industry trade associations.

On January 31, 2006, the Florida Financial Services Commission approved new regulations requiring insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. The new regulations are being challenged by several insurance industry trade associations. Nevertheless, the OIR intends to implement the new regulations while the legal challenge continues. As a result, beginning September 1, 2006, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. In addition, beginning December 1, 2006, all such insurance companies must provide information sufficient to demonstrate that their credit scoring methodology does not disproportionately affect such persons. The Company cannot estimate what impact the regulations will have on the volume and profitability of its business. The Company intends to maintain its competitive position in the Florida marketplace while complying with the new regulations.

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

The Company performs its own loss reserve analysis and also engages the services of independent actuaries to assist in the estimation of loss reserves. The Company and the actuaries do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. The Company’s recorded reserve represents its best estimate as derived from the actuarial methodologies used. As with any actuarial estimates, there is uncertainty in the Company’s estimates of ultimate losses. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates, unexpected large extra-contractual losses and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserves by looking at historical patterns and trends and projecting these out to current reserves.

The Company analyzes loss reserves internally on a quarterly basis using primarily the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and at times uses industry claims data as part of its reserve analysis. When deciding which methodologies to use in estimating its reserves, the Company and its actuaries evaluate the credibility of each methodology based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method over the others. While these methodologies are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they generally use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

The incurred loss development method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current case incurred losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss development method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of business which have a long operating history. The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts. The average severity method coupled with the claim count development method provide meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing reserves. The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company primarily uses this method for loss adjustment expenses because specific case reserves are not established for loss adjustment expenses.

The Company uses varying methods and assumptions in states with little operating history where the Company has insufficient claims data to prepare a reserve analysis relying solely on Company historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

The Company estimates incurred but not reported (“IBNR”) reserves as the difference between its projection of ultimate losses and the payments the Company has made plus case-basis reserves established for those losses. Assumptions, estimates and other factors that may impact the Company’s ultimate losses are discussed among the Company’s management and its internal or independent actuaries, as the case may be, to determine the Company’s best estimate of ultimate losses. Through this process, the Company’s best estimate of ultimate reserves is recorded. The results of this analysis are shared quarterly with the members of the Audit Committee of the Company’s Board of Directors and the Company’s independent auditors.

At June 30, 2006, the Company recorded its point estimate of approximately $1,058 million in loss and loss adjustment expense reserves which includes approximately $288 million of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2006 and estimated future payments for reopened-claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

For the six months ended June 30, 2006, the Company had negative development of approximately $15 million on the 2005 and prior accident year loss and loss adjustment expense reserves which at December 31, 2005 totaled approximately $1,023 million. The negative development primarily relates to increases in the Company’s 2005 and prior accident year loss estimates for personal automobile insurance in the state of Florida totaling approximately $20 million and in the state of New Jersey totaling approximately $10 million, which is partially offset by positive reserve development of approximately $15 million for business written in California.

In Florida, a large portion of the $20 million in adverse loss development relates to additional reserves recorded for large losses related primarily to extra-contractual claims. Extra-contractual losses are fairly infrequent but can be very large (as great as millions of dollars per claim), especially if the injured party sustained a serious injury (such as a loss of a limb or paralysis). Consequently, these claims can have a large impact on the Company’s losses. During the second quarter of 2006, the Company had extra-contractual losses that settled for amounts much greater than the policy limits and much greater than expected. As a result of these settlements, the Company reevaluated its exposure to extra-contractual claims in Florida and recorded a substantial increase in its loss estimates for prior accident years.

Typically, extra-contractual claims are those that settle for more than the policy limits because the original claim was denied and thus exposing the Company to losses greater than the policy limits. Claims may be denied for various reasons, including material misrepresentations made by the insured on the policy application or insureds that have violated prohibitions in the insurance contract or when there is fraud involved. The Company vigorously defends these claims; however, some claims may result in a settlement or an adverse verdict in court.

The Company has been underwriting personal automobile insurance in New Jersey for a short period of time (since the fall of 2003). The short operating history makes it difficult to determine ultimate losses for the bodily injury (“BI”) and personal injury protection (“PIP”) coverages because many of these claims take a long time to settle. Consequently, the Company has not generated sufficient loss experience data internally for actuarial analysis and as a result, relied on industry loss data to assist in establishing reserves for those coverages. With many of the 2004 accident year BI and PIP losses settling over time, the Company was able to utilize more internally-generated loss experience with the industry data to assist in determining ultimate losses. As a result of this process, the Company increased its reserve estimates for the 2004 and 2005 accident years by approximately $10 million.

There were reserve redundancies in the Company’s California operations that partially offset those deficiencies in the Florida and New Jersey operations. The primary contributor to this positive development was reserve redundancies that occurred in the bodily injury coverage reserves for the California automobile insurance lines of business for the 2004 and 2005 accident years totaling approximately $14 million. These redundancies were the result of changed inflation rate assumptions and fewer reported claims than originally expected. The Company had redundancies and deficiencies in its other coverages offered within its California automobile insurance lines of business, as well as in other lines of business in California and in other states which net to an immaterial amount.

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

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other than temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheets to realized investment losses on the consolidated statements of income.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Premiums earned in the second quarter of 2006 increased approximately 7% from the corresponding period in 2005. Net premiums written in the second quarter of 2006 increased approximately 3% from the corresponding period in 2005. Net premiums written on the California automobile lines of business were $488.7 million in the second quarter of 2006, an increase of 4% over the same period in 2005. Net premiums written by the Company’s non-California operations were $201.7 million in the second quarter, a decrease of approximately 1% over the same period in 2005. The growth in net premiums written is primarily due to an increase in the number of policies written by the Company’s California operations partially offset by a decrease in the number of policies written by the Company’s non-California operations.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended June 30, 2006 and 2005, respectively:

	Quarter Ended June 30,
	2006	2005
Net premiums written	$753,826	$729,875
Increase in unearned premiums	476	22,614

Earned premiums	$753,350	$707,261

The loss ratio (GAAP basis) in the second quarter (loss and loss adjustment expenses related to premiums earned) was 70.9% in 2006 and 62.6% in 2005. There was negative development of approximately $25 million and positive development of approximately $20 million on prior accident years’ loss reserves, respectively, for the quarters ended June 30, 2006 and 2005. Excluding the effect of prior period loss development, the loss ratio in the second quarter was 67.6% in 2006 and 65.4% in 2005. The increase in the loss ratio excluding the effect of prior period loss development is primarily due to higher average loss severities in the 2006 accident year due to inflation.

The expense ratio (GAAP basis) in the second quarter of 2006 (policy acquisition costs and other expenses related to premiums earned) was 27.7% compared to 27.5% in the corresponding period of 2005. Other operating expenses for the second quarter of 2006 includes a goodwill impairment charge of $3 million. Excluding this charge, the expense ratio in the second quarter of 2006 was 27.3%. While the expenses excluding the goodwill impairment charge increased in the second quarter of 2006, the increase was at a slightly lower rate than the increase in premium volume. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 98.6% in the second quarter of 2006 compared with 90.1% in the corresponding period of 2005, which indicates that the Company’s underwriting performance contributed $10.4 million to the Company’s income before income taxes of $49.6 million during the 2006 period versus contributing $69.8 million to the Company’s income before income taxes of $103.6 million in the 2005 period.

Investment income for the second quarter 2006 was $36.2 million, compared with $30.7 million in the second quarter of 2005. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.7% in the second quarter of 2006 compared to 3.6% in the corresponding period of 2005 on average invested assets of $3,294 million and $2,966 million, respectively.

The income tax provision in the second quarter of 2006 of $11.7 million represented an effective tax rate of 24% compared with an effective rate of 29% in the corresponding period of 2005. The lower rate in 2006 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the second quarter 2006 of $37.8 million, or $0.69 per share (diluted), compares with $73.6 million, or $1.35 per share (diluted), in the corresponding period of 2005. Basic net income per share was $0.69 in the second quarter of 2006 and $1.35 in the second quarter of 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Premiums earned in the first six months of 2006 increased approximately 7% from the corresponding period in 2005. Net premiums written in the first six months of 2006 increased approximately 5% from the corresponding period in 2005. Net premiums written on the California automobile lines of business were $1,001.7 million in the first six months of 2006, an increase of 5% over the same period in 2005. Net premiums written by the Company’s non-California operations were $409.8 million in the first six months, an increase of approximately 1% over the same period in 2005. The growth in net premiums written is primarily due to an increase in the number of policies written.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,
	2006	2005
Net premiums written	$1,527,846	$1,459,705
Increase in unearned premiums	37,816	67,730

Earned premiums	$1,490,030	$1,391,975

The loss ratio (GAAP basis) in the first six months (loss and loss adjustment expenses related to premiums earned) was 67.8% in 2006 and 64.0% in 2005. There was negative development of approximately $15 million and positive development of approximately $40 million on prior accident years’ loss reserves, respectively, for the six months ended June 30, 2006 and 2005. Excluding the effect of prior period loss development, the loss ratio in the second quarter was 66.7% in 2006 and 66.9% in 2005.

The expense ratio (GAAP basis) in the first six months of 2006 (policy acquisition costs and other expenses related to premiums earned) was 27.5% compared to 27.3% in the corresponding period of 2005. Other operating expenses for the first six months of 2006 includes a goodwill impairment charge of $3 million. Excluding this charge, the expense ratio in the first six months of 2006 was 27.3%.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 95.3% in the first six months of 2006 compared with 91.3% in the corresponding period of 2005, which indicates that the Company’s underwriting performance contributed $70.7 million to the Company’s income before income taxes of $154.8 million during the 2006 period versus contributing $120.5 million to the Company’s income before income taxes of $187.5 million in the 2005 period.

Investment income for the first six months of 2006 was $75.6 million, compared with $59.5 million in the first six months of 2005. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.9% in the first six months of 2006 compared to 3.5% in the corresponding period of 2005 on average invested assets of $3,258 million and $2,942 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on the portfolio which is reflective of higher market interest rates in 2006 when compared to the same period in 2005.

The income tax provision in the first six months of 2006 of $58.3 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 28% in 2006 compared with an effective rate of 29% in the corresponding period of 2005. The lower rate after excluding the income tax charge relating to the NPAs in 2006 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the first six months of 2006 of $96.5 million, or $1.76 per share (diluted), compares with $134.0 million, or $2.45 per share (diluted), in the corresponding period of 2005. Basic net income per share was $1.77 in the first six months of 2006 and $2.46 in the first six months of 2005.

Liquidity and Capital Resources

Net cash provided from operating activities in the first six months of 2006 was $199.8 million, a decrease of $54.2 million over the same period in 2005. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected during the first six months of 2006 when compared with the same period in 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,215.5 million were reinvested by the Company generally in highly-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $347.9 million at June 30, 2006. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of June 30, 2006:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$257,424	$253,129
Municipal bonds	2,052,047	2,080,204
Mortgage-backed securities	275,218	270,116
Corporate bonds	168,709	165,489
Redeemable preferred stock	3,844	3,814

	2,757,242	2,772,752
Equity securities:
Common Stock:
Public utilities	24,499	44,443
Banks, trusts and insurance companies	6,790	8,520
Industrial and other	159,875	192,211
Non-redeemable preferred stock	48,068	48,862

	239,232	294,036
Short-term cash investments	309,531	309,531

Total investments	$3,306,005	$3,376,319

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at June 30, 2006 by $70.3 million. That net unrealized gain of $70.3 million, reflected in shareholders’ equity, net of applicable tax effects, was $45.4 million at June 30, 2006, compared with a net unrealized gain of $102.6 million or $66.5 million, net of applicable tax effects, at December 31, 2005. The decrease in unrealized gains is largely due to a decrease in the market value of the fixed maturity portfolio partially offset by an increase in the market value of equity securities.

At June 30, 2006, the average rating of the $2,769.0 million bond portfolio at market (amortized cost $2,753.4 million) was AA, the same average rating at December 31, 2005. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2006, bond holdings rated below investment grade totaled $41.9 million at market (amortized cost $39.7 million) representing approximately 1.2% of total investments. This compares to approximately $51.1 million at market (cost $49.8 million) representing approximately 1.6% of total investments at December 31, 2005.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than- temporary it is written off as a realized loss through the consolidated statement of income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company recognized approximately $1.4 million ($0.9 million after taxes) in write-downs of its investments as other-than-temporary declines during the first six months of 2006.

During the first six months of 2006, the Company recognized approximately $10.7 million in net realized gains which includes realized losses of $1.4 million in write-downs of investments as other-than-temporary declines.

At June 30, 2006, the Company had a net unrealized gain on all investments of $70.3 million before income taxes which is comprised of gross unrealized gains of $106.1 million offset by unrealized losses of $35.8 million. Unrealized losses represent 1.1% of total investments at amortized cost. Of these unrealized losses, approximately $31.4 million relate to fixed maturity investments and the remaining $4.4 million relate to equity securities.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,820	$186,954	$1,504	$65,407	$4,324	$252,361
Obligations of states and political subdivisions	12,869	942,219	3,739	108,507	16,608	1,050,726
Corporate securities	2,653	101,713	2,379	36,500	5,032	138,213
Mortgage-backed securities	2,995	186,443	2,387	62,254	5,382	248,697
Redeemable preferred stock	40	2,812	—	—	40	2,812

Subtotal, debt securities	$21,377	$1,420,141	$10,009	$272,668	$31,386	$1,692,809
Equity securities	3,647	46,033	781	13,107	4,428	59,140

Total temporarily impaired securities	$25,024	$1,466,174	$10,790	$285,775	$35,814	$1,751,949

The unrealized losses at June 30, 2006 consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one municipal bond and two corporate bonds with unrealized losses of approximately $0.5 million, $0.9 million and $0.4 million, respectively, representing market value declines of approximately 11%, 7% and 9% of amortized cost. Approximately $1.5 million of the total gross unrealized losses relate to individual securities with unrealized losses that exceed 20% of each security’s amortized cost, and consist of 21 equity securities and one municipal bond. Of these securities, the most significant unrealized losses related to four equity securities each with unrealized losses between $0.1 million and $0.3 million and with market declines between 20% and 22% of amortized cost, and with combined unrealized losses of $0.7 million.

Based upon the Company’s analysis of these securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, the Company has concluded that the gross unrealized losses of $35.8 million at June 30, 2006 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other-than-temporary.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.5 billion at June 30, 2006 and net written premiums for the twelve months ended on that date of $3.0 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at June 30, 2006 was $29.87 per share.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however it is not expected to be material to the Company’s financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the March 31, 2006 Quarterly Report on Form 10-Q.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, was originally filed on April 20, 2001, in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for the Plaintiff asked that Mercury engage in settlement discussions. The Court agreed to stay the matter and counsel for the Plaintiff and the Company met on several occasions to seek resolution, but none was reached. The Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which is subject to completion of the class approval process and may be subject to objections, which would be reviewed by the Court. The Company is not able to determine if the settlement will receive the requisite class and Court approval. The ultimate outcome of this matter is not expected to be material to the Company’s financial position.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. At that time, however, the Court acknowledged the novel nature of the issue and indicated an intention to certify the issue for possible consideration by the court of appeal. The Company has not entered into a settlement with FTCR and is considering its alternatives with respect to asking the court of appeal to reverse the trial court’s ruling which allows FTCR to remain in the case. The Company is not able to determine the ultimate outcome of this matter or potential exposure in the event liability is to be found.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The hearing on this motion, previously set for June 2, 2006, was continued until August 17, 2006. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Robert Dolan, et al. v. Mercury Insurance Company, et al., is a collective action claim filed in April of 2006, in the United States District Court for the Middle District of Florida. The plaintiffs, former field adjusters, claim they and the members of the class they seek to represent were denied overtime compensation in violation of the federal Fair Labor Standards Act. The plaintiffs are seeking certification of a nationwide class of field adjusters for a period of three years preceding the filing of the action, and the recovery of overtime compensation, liquidated damages, and attorneys’ fees and costs. The case is in the preliminary stages. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company believes that its field adjusters have properly been paid for all time worked, including any overtime hours and is vigorously defending the lawsuit.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 10, 2006. The matters voted upon at the meeting included the election of all nine directors. The votes cast with respect to this matter were as follows:

Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Nathan Bessin	51,210,483	1,160,405
Bruce A. Bunner	52,269,235	101,653
Michael D. Curtius	51,791,859	579,029
Richard E. Grayson	51,961,045	409,843
George Joseph	52,255,123	115,765
Charles E. McClung	52,097,120	273,768
Donald. P. Newell	52,130,614	240,274
Donald R. Spuehler	51,875,078	495,810
Gabriel Tirador	52,070,941	299,947

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Letter Regarding Unaudited Interim Financial Information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 8, 2006	By:	/s/ George Joseph
George Joseph Chairman and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Theodore Stalick
Theodore Stalick Vice President and Chief Financial Officer