Form 10-Q
period 2006-09-30
MERCURY GENERAL CORP
filed 2006-11-07
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

At October 31, 2006, the Registrant had issued and outstanding an aggregate of 54,685,491 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts expressed in thousands, except share data

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,830,593 in 2006 and $2,593,745 in 2005)	$2,880,398	$2,645,555
Equity securities available for sale (cost $255,075 in 2006 and $225,310 in 2005)	303,393	276,108
Short-term cash investments, at cost, which approximates market	289,024	321,049

Total investments	3,472,815	3,242,712
Cash	62,102	69,784
Receivables:
Premiums receivable	321,151	310,457
Premium notes	30,968	27,002
Accrued investment income	35,610	33,051
Other	11,867	19,724

Total receivables	399,596	390,234
Deferred policy acquisition costs	213,720	197,943
Current income taxes	578	11,219
Fixed assets, net	140,688	136,779
Other assets	20,618	27,871

Total assets	$4,310,117	$4,076,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,065,064	$1,022,603
Unearned premiums	963,365	902,567
Notes payable	141,961	143,540
Accounts payable and accrued expenses	156,533	137,661
Deferred income taxes	46,117	37,456
Other liabilities	242,891	224,878

Total liabilities	2,615,931	2,468,705

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value (authorized 70,000,000 shares; issued and outstanding 54,684,741 shares in 2006 and 54,605,406 shares in 2005)	66,352	63,103
Accumulated other comprehensive income	63,682	66,549
Retained earnings	1,564,152	1,478,185

Total shareholders’ equity	1,694,186	1,607,837

Total liabilities and shareholders’ equity	$4,310,117	$4,076,542

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2006	2005
Revenues:
Earned premiums	$753,122	$722,899
Net investment income	36,857	30,857
Net realized investment gains	2,690	7,696
Other	1,263	1,294

Total revenues	793,932	762,746

Expenses:
Losses and loss adjustment expenses	491,129	464,709
Policy acquisition costs	163,362	154,237
Other operating expenses	45,813	37,750
Interest	2,209	1,881

Total expenses	702,513	658,577

Income before income taxes	91,419	104,169
Provision for income taxes	23,192	31,155

Net income	$68,227	$73,014

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,662,245 in 2006 and 54,578,431 in 2005)	$1.25	$1.34

DILUTED EARNINGS PER SHARE (weighted average shares 54,750,002 as adjusted by 87,757 for the dilutive effect of options and restricted stock in 2006 and 54,739,416 as adjusted by 160,985 for the dilutive effect of options in 2005)	$1.25	$1.33

Dividends declared per share	$0.48	$0.43

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands, except share and per share data

	2006	2005
Revenues:
Earned premiums	$2,243,152	$2,114,874
Net investment income	112,502	90,343
Net realized investment gains	13,376	15,457
Other	3,729	4,341

Total revenues	2,372,759	2,225,015

Expenses:
Losses and loss adjustment expenses	1,500,625	1,355,719
Policy acquisition costs	484,298	459,573
Other operating expenses	134,729	112,889
Interest	6,916	5,171

Total expenses	2,126,568	1,933,352

Income before income taxes	246,191	291,663
Provision for income taxes	81,506	84,623

Net income	$164,685	$207,040

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,644,559 in 2006 and 54,553,995 in 2005)	$3.01	$3.80

DILUTED EARNINGS PER SHARE (weighted average shares 54,759,549 as adjusted by 114,990 for the dilutive effect of options and restricted stock in 2006 and 54,714,607 as adjusted by 160,612 for the dilutive effect of options in 2005)	$3.01	$3.78

Dividends declared per share	$1.44	$1.29

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Amounts expressed in thousands

	2006	2005
Net income	$68,227	$73,014

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	28,427	(1,082)
Reclassification adjustment for net gains included in net income	(299)	(5,180)

Other comprehensive income (loss) before tax	28,128	(6,262)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	9,933	(360)
Income tax benefit related to reclassification adjustment for net gains included in net income	(104)	(1,813)

Comprehensive income, net of tax	$86,526	$68,925

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2006	2005
Net income	$164,685	$207,040

Other comprehensive income (loss) before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	2,181	9,397
Reclassification adjustment for net gains included in net income	(6,601)	(10,531)

Other comprehensive loss before tax	(4,420)	(1,134)
Income tax expense related to unrealized holding gains arising during period	757	3,313
Income tax benefit related to reclassification adjustment for net gains included in net income	(2,310)	(3,686)

Comprehensive income, net of tax	$161,818	$206,279

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

Amounts expressed in thousands

	2006	2005
Cash flows from operating activities:
Net income	$164,685	$207,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,803	13,226
Net realized investment gains	(13,376)	(15,457)
Bond amortization, net	3,371	9,385
Increase in premiums receivable	(10,694)	(31,560)
Increase in premium notes	(3,966)	(2,342)
Increase in deferred policy acquisition costs	(15,777)	(23,106)
Increase in unpaid losses and loss adjustment expenses	42,461	68,130
Increase in unearned premiums	60,798	107,739
Increase in accounts payable and accrued expenses	18,872	4,466
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	20,872	17,993
Other, net	8,124	63,128

Net cash provided by operating activities	293,173	418,642

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,817,114)	(943,707)
Sales	1,056,826	410,881
Calls or maturities	517,520	309,028
Equity securities available for sale:
Purchases	(331,370)	(301,859)
Sales	308,309	310,677
Increase in payable for securities	24,559	21,622
Net decrease (increase) in short-term cash investments	32,025	(112,404)
Purchase of fixed assets	(22,533)	(26,739)
Sale of fixed assets	935	1,114
Other, net	6,352	6,038

Net cash used in investing activities	$(224,491)	$(325,349)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2006	2005
Cash flows from financing activities:
Dividends paid to shareholders	$(78,719)	$(70,386)
Proceeds from stock options exercised	1,866	2,028
Excess tax benefit from exercise of stock options	489	—

Net cash used in financing activities	(76,364)	(68,358)

Net (decrease) increase in cash	(7,682)	24,935
Cash:
Beginning of the period	69,784	39,288

End of the period	$62,102	$64,223

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid during the period	$8,490	$5,492
Income taxes paid during the period	$60,162	$66,233
Excess tax benefit from exercise of stock options exercised included in net cash provided by operating activities	$—	$412
Mortgage note assumed as part of Florida real estate acquisition with a market value of approximately $24.9 million	$—	$11,250

See accompanying Notes to the Consolidated Financial Statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”), included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2006 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2.	Recently Adopted Accounting Standard - Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years for stock options. Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

3.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $2.0 million ($1.3 million after tax) and $2.2 million ($1.4 million after tax) of its investments as other-than-temporary declines during the first nine months of 2006 and 2005, respectively.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Stock-Based Compensation

At September 30, 2006, the Company maintains an equity incentive award plan that was adopted in 2005 which succeeded a plan adopted in 1995. Under each plan, 5,400,000 shares of Common Stock were authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of September 30, 2006, only options and restricted stock awards have been granted under these plans. Options granted for which the Company has recognized stock-based compensation expense generally become exercisable 20% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years.

On May 5, 2006, the Company’s Compensation Committee approved the grant of 17,385 shares of restricted stock under the equity incentive award plan adopted in 2005. The restricted stock vests in four equal installments of 25% on the first four anniversaries of the grant date. All of the 17,385 shares of the restricted stock were cancelled as of October 30, 2006 following the resignation of the Company’s officer previously awarded with the shares.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest.

As a result of adopting SFAS No. 123R, the Company recognized stock-based compensation expense of $323,000 and $894,000 for the quarter and nine months ended September 30, 2006, respectively. The adoption of SFAS No. 123R had an impact of $0.01 and $0.02 on the reported basic and diluted earnings per share for the quarter and nine months ended September 30, 2006, respectively. Had the Company applied the fair value recognition provisions of SFAS No. 123 in the nine months ended September 30, 2005, compensation expense of $218,000 and $633,000 would have been recognized for the quarter and nine months ended September 30, 2005, respectively. The impact on the reported basic and diluted earnings per share would have been $0.00 and $0.01 for the quarter and nine months ended September 30, 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as cash provided by operating activities in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from excess tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as cash provided by financing activities. As such, the $489,000 excess tax benefit classified as a financing activity on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2006 would have been recognized as an operating activity if the Company had not adopted SFAS No. 123R.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from option exercises for the nine months ended September 30, 2006 was $1,866,000. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $489,000 for the nine months ended September 30, 2006.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Weighted-average fair value of grants	$11.38	$13.28	$10.46	$14.25
Risk-free interest rate	4.54%-5.00%	3.82%-4.43%	4.81%	4.43%
Dividend yield	3.41%-3.52%	2.87%-3.11%	3.52%	2.87%
Expected volatility	20.87%-24.22%	26.93%-27.98%	20.87%	26.93%
Expected term in months	72	72	72	72

The risk free interest rate is determined based on U.S. treasury yields with equivalent remaining terms in effect at the time of the grant. The expected volatility on the grant-date is calculated based on historical volatility over the expected term of the options. The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

Option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	542,452	$42.33
Granted	55,000	57.06
Exercised	(61,950)	30.13
Cancelled or expired	(30,200)	41.10

Outstanding at September 30, 2006	505,302	45.50	6.4	$3,343

Exercisable at September 30, 2006	259,602	$38.31	4.7	$2,984

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on September 30, 2006. Total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1,615,000.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2006, $2,304,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.3 years.

Restricted stock activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	—	—
Granted	17,385	$57.52
Vested	—	—
Cancelled or expired	—	—

Outstanding at September 30, 2006	17,385	$57.52	3.6	$862

The fair value of each restricted stock is the market price of the stock on the date of grant. As of September 30, 2006, there was $875,000 of total unrecognized compensation cost related to nonvested restricted stock.

5.	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement No. 109 (“FIN No. 48”). This Interpretation provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. The Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective January 1, 2007 for the Company. The Company has not yet fully assessed the impact of implementing FIN No. 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance related to quantifying prior period misstatements and states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement. It also provides guidance on correcting errors under the dual approach and transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB No. 108 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business.

The Company utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is net premiums written, a non-GAAP financial measure, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. This measure is not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and is reconciled to the most directly comparable GAAP measure, earned premiums, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $2,304 million of net written premiums in the first nine months of 2006.

The Company operates primarily in California, the only state it operated in prior to 1990. The Company has since expanded its operations into the following states: Georgia (1990), Illinois (1990), Oklahoma (1996), Texas (1996), Florida (1998), Virginia (2001), New York (2001), New Jersey (2003), Arizona (2004), Pennsylvania (2004), Michigan (2004) and Nevada (2004). California accounted for approximately 73% and 72% of the Company’s net written premiums during the nine months ended September 30, 2006 and 2005, respectively.

Effective July 2006, Concord Insurance Services, Inc. (“Concord”), a wholly-owned subsidiary of the Company engaged in agency operations in Texas, sold the renewal and servicing rights of the business it serviced for Mercury County Mutual Insurance Company (“MCM”), a mutual insurance company controlled by the Company. Subsequent to the sale transaction, the buyers will continue to write premiums through MCM using the Company’s policy forms, and the premiums will continue to be reported in the Company’s consolidated financial statements. In light of the known contractual sales price, the Company conducted an impairment analysis of the $7.3 million of goodwill related to the Concord assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the analysis, the Company recognized a goodwill impairment loss of approximately $3 million during the quarter ended June 30, 2006. This impairment charge is included in other operating expenses in the consolidated financial statements.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. The Florida DOI is conducting a financial examination of Mercury Select Management Company,

Inc. for the period January 1, 2003 through December 31, 2005. Reports for these examinations are not yet available.

In addition to the financial examinations, the DOI in each state conducts market conduct examinations of the Company’s compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing and other practices. The Florida DOI is conducting a market conduct examination of Mercury Select Management Company, Inc. for the period January 1, 2003 through December 31, 2005. The report for this examination is not yet available.

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) alleging that the Company willfully misrepresented the actual price consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense in response to the NNC and the hearing is scheduled for March 2007. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Krumme v. Mercury Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. If a monetary penalty is imposed by the California DOI, the Company is unable to estimate the monetary penalty and therefore, no reserve for the potential monetary penalty has been established in the consolidated financial statements.

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

The California FTB has audited the 1997 through 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company has not received examination results for the 2003 tax return. For the 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that is excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of the management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. Based on these assertions, the FTB issued notices of proposed tax assessments in January 2006 for the 2001 and 2002 tax years and in October 2006 for the 2004 tax year totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s quarterly results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

On July 14, 2006, the California Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are now required to file rating plans with the

California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. As such, the Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. Additional rate filings will be required during the two year phase-in period. There is no assurance that the DOI will approve the Company’s filings. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to cause consumers to shop around more for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations. The Company is not currently able to estimate the impact of the new regulations on the volume and profitability of its business. The new regulations are being challenged by several insurance industry trade associations.

On January 31, 2006, the Florida Financial Services Commission approved new regulations requiring insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. Under the new regulations, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to provide information sufficient to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. The new regulations were challenged by several insurance industry trade associations and were recently struck down by a Florida Court, and hence, there is no near-term compliance deadline. It is uncertain if and when these requirements would be implemented as the OIR intends to continue to pursue this reform. The Company cannot estimate what impact the regulations will have on the volume and profitability of its business. The Company intends to maintain its competitive position in the Florida marketplace while complying with the new regulations if they are implemented.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may, but is not likely to, have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a further discussion of the Company’s pending material litigation, see Item 1. Legal Proceedings in Part II – Other Information of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim, and therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can each impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims, such as bodily injury claims. Inflation is reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

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

The Company uses varying methods and assumptions in states with little operating history where there are insufficient claims data to prepare a reserve analysis relying solely on Company historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

The Company estimates incurred but not reported (“IBNR”) reserves as the difference between its projection of ultimate losses and the payments the Company has made plus case-basis reserves established for those losses. Assumptions, estimates and other factors that may impact the Company’s ultimate losses are discussed among the Company’s management and its internal or independent actuaries, as the case may be, to determine the Company’s best estimate of ultimate losses. Through this process, the Company’s best estimate of ultimate reserves is recorded. The results of this analysis are shared quarterly with the Company’s Board of Directors and the Company’s independent auditors.

At September 30, 2006, the Company recorded its point estimate of approximately $1,065 million in loss and loss adjustment expense reserves which includes approximately $302 million of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2006 and estimated future payments for reopened-claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2006, the Company had negative development of approximately $18 million on the 2005 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2005 totaled approximately $1,023 million. The majority of the negative development was recognized in the second quarter of 2006. The negative development primarily relates to increases in the Company’s 2005 and prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey totaling approximately $20 million and $17 million, respectively, offset by positive reserve development of approximately $19 million for business written in California.

In Florida, a large portion of the $20 million in adverse loss development relates to additional reserves recorded for large losses related primarily to extra-contractual claims. Extra-contractual losses are fairly infrequent but can be very large (as great as millions of dollars per claim), especially if the injured party sustained a serious injury (such as a loss of a limb or paralysis). Consequently, these claims can have a large impact on the Company’s losses. During the second quarter of 2006, the Company had extra-contractual losses that settled for amounts much greater than the policy limits and much greater than expected. As a result of these settlements, the Company reevaluated its exposure to extra-contractual claims in Florida and increased its reserve estimates for prior accident years.

Typically, extra-contractual claims are those that settle for more than the policy limits because the original claim was denied, thus exposing the Company to losses greater than the policy limits. Claims may be denied for various reasons, including material misrepresentations made by the insured on the policy application or insureds that have violated prohibitions in the insurance contract or when there is fraud involved. The Company vigorously defends these claims; however, some claims may result in a settlement or an adverse verdict in court.

The Company has been underwriting personal automobile insurance in New Jersey since the fall of 2003. The short operating history makes it difficult to determine ultimate losses for the bodily injury (“BI”) and personal injury protection (“PIP”) coverages because many of these claims take a long time to settle. Consequently, the Company has not generated sufficient loss experience data internally for actuarial analysis and as a result, has relied on industry loss data to assist in establishing reserves for those coverages. With many of the 2004 accident year BI and PIP losses settling over time, the Company was able to utilize more internally-generated loss experience together with the industry data to assist in determining ultimate losses. As a result of this process, the Company increased its reserve estimates for the 2004 and 2005 accident years by approximately $17 million during the nine months ended September 30, 2006.

There were reserve redundancies in the Company’s California operations that partially offset the deficiencies in the Florida and New Jersey operations. The primary contributor to this positive development was reserve redundancies that occurred in the bodily injury coverage reserves for the California automobile insurance lines of business for the 2004 and 2005 accident years totaling approximately $15 million for the nine months ended September 30, 2006. These redundancies were the result of changed inflation rate assumptions and fewer reported claims than originally expected. The Company had redundancies and deficiencies in its other coverages offered within its California automobile insurance lines of business, as well as in other lines of business in California and in other states which net to an immaterial amount.

The Company complies with SFAS No. 60 in recognizing revenue on insurance policies written. The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that in the future, information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheets to realized investment losses on the consolidated statements of income.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Premiums earned in the third quarter of 2006 increased approximately 4% from the corresponding period in 2005. Net premiums written in the third quarter of 2006 increased approximately 2% from the corresponding period in 2005. Net premiums written on the California automobile lines of business were $510.7 million in the third quarter of 2006, a 5% increase over the corresponding period in 2005. Net premiums written by the Company’s non-California operations were $203.0 million in the third quarter of 2006, a 7% decrease over the corresponding period in 2005. The growth in net premiums written is primarily due to an increase in the number of policies written by the Company’s California operations partially offset by a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended September 30, 2006 and 2005, respectively:

	Quarter Ended September 30,
	2006	2005
Net premiums written	$776,186	$762,862
Increase in unearned premiums	23,064	39,963

Earned premiums	$753,122	$722,899

The loss ratio (GAAP basis) in the third quarter (loss and loss adjustment expenses related to premiums earned) was 65.2% in 2006 and 64.3% in 2005. There was negative development of approximately $3 million and positive development of approximately $5 million on prior accident years’ loss reserves, respectively, for the quarters ended September 30, 2006 and 2005. Excluding the effect of prior accident years’ loss development, the loss ratio in the third quarter was 64.8% in 2006 and 65.0% in 2005.

The expense ratio (GAAP basis) in the third quarter of 2006 (policy acquisition costs and other expenses related to premiums earned) was 27.8% compared to 26.5% in the corresponding period of 2005. The increase in expenditures related to information technology was the primary contributor to the increase in the expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 93.0% in the third quarter of 2006 compared with 90.8% in the corresponding period of 2005, which indicates that the Company’s underwriting performance contributed $52.7 million to the Company’s income before income taxes of $91.4 million during the 2006 period versus contributing $66.5 million to the Company’s income before income taxes of $104.2 million in the 2005 period.

Investment income for the third quarter of 2006 was $36.9 million, compared with $30.9 million in the third quarter of 2005. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.7% in the third quarter of 2006 compared to 3.4% in the corresponding period of 2005 on average invested assets of $3,358 million and $3,154 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio which is reflective of higher market interest rates in 2006 when compared to earlier periods.

The income tax provision in the third quarter of 2006 of $23.2 million represented an effective tax rate of 25% compared with an effective rate of 30% in the corresponding period of 2005. The lower rate in 2006 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, compared to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the third quarter 2006 of $68.2 million, or $1.25 per share (diluted), compares with $73.0 million, or $1.33 per share (diluted), in the corresponding period of 2005. Basic net income per share was $1.25 in the third quarter of 2006 and $1.34 in the third quarter of 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Premiums earned in the nine months ended September 30, 2006 increased approximately 6% from the corresponding period in 2005. Net premiums written in the nine months ended September 30, 2006 increased approximately 4% from the corresponding period in 2005. Net premiums written on the California automobile lines of business were $1,512.4 million in the first nine months of 2006, an increase of 5% over the same period in 2005. Net premiums written by the Company’s non-California operations were $612.8 million in the nine months ended September 30, 2006, a decrease of approximately 2% over the same period in 2005. The growth in net premiums written is primarily due to an increase in the number of policies written by the Company’s California operations partially offset by a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,
	2006	2005
Net premiums written	$2,304,032	$2,222,567
Increase in unearned premiums	60,880	107,693

Earned premiums	$2,243,152	$2,114,874

The loss ratio (GAAP basis) in the first nine months (loss and loss adjustment expenses related to premiums earned) was 66.9% in 2006 and 64.1% in 2005. There was negative development of approximately $18 million and positive development of approximately $45 million on prior accident years’ loss reserves, respectively, for the nine months ended September 30, 2006 and 2005. Excluding the effect of prior accident years’ loss development, the loss ratio in the third quarter was 66.1% in 2006 and 66.2% in 2005.

The expense ratio (GAAP basis) in the first nine months of 2006 (policy acquisition costs and other operating expenses related to premiums earned) was 27.6% compared to 27.1% in the corresponding period of 2005. The increase in expenditures related to information technology was the primary contributor to the increase in the expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.5% in the first nine months of 2006 compared with 91.2% in the corresponding period of 2005, which indicates that the Company’s underwriting performance contributed $123.4 million to the Company’s income before income taxes of $246.2 million during the 2006 period versus contributing $186.1 million to the Company’s income before income taxes of $291.7 million in the 2005 period.

Investment income for the first nine months of 2006 was $112.5 million, compared with $90.3 million in the first nine months of 2005. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.8% in the first nine months of 2006 compared to 3.4% in the corresponding period of 2005 on average invested assets of $3,291 million and $3,023 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio which is reflective of higher market interest rates in 2006 when compared to earlier periods.

The income tax provision in the first nine months of 2006 of $81.5 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 27% in 2006 compared with an effective rate of 29% in the corresponding period of 2005. The lower rate after excluding the income tax charge relating to the NPAs in 2006 is primarily attributable to an increased proportion of investment income which includes tax exempt interest and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the first nine months of 2006 of $164.7 million, or $3.01 per share (diluted), compares with $207.0 million, or $3.78 per share (diluted), in the corresponding period of 2005. Basic net income per share was $3.01 in the first nine months of 2006 and $3.80 in the first nine months of 2005.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2006 was $293.2 million, a decrease of $125.5 million over the same period in 2005. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected during the first nine months of 2006 when compared with the same period in 2005. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,574.3 million were reinvested by the Company generally in highly-rated fixed maturity securities.

The Company’s cash and short-term cash investment portfolio totaled $351.1 million at September 30, 2006. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the investment portfolio of the Company as of September 30, 2006:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$261,231	$259,286
Municipal bonds	2,114,687	2,170,380
Mortgage-backed securities	278,834	276,796
Corporate bonds	172,049	170,201
Redeemable preferred stock	3,792	3,735

	2,830,593	2,880,398

Equity securities:
Common Stock:
Public utilities	18,674	38,558
Banks, trusts and insurance companies	7,385	10,253
Industrial and other	180,948	204,681
Non-redeemable preferred stock	48,068	49,901

	255,075	303,393
Short-term cash investments	289,024	289,024

Total investments	$3,374,692	$3,472,815

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at September 30, 2006 by $98.1 million. That net unrealized gain of $98.1 million, reflected in shareholders’ equity, net of applicable tax effects, was $63.7 million at September 30, 2006, compared with a net unrealized gain of $102.6 million or $66.5 million, net of applicable tax effects, at December 31, 2005.

At September 30, 2006, the average rating of the $2,876.7 million bond portfolio at market (amortized cost $2,826.8 million) was AA, unchanged from December 31, 2005. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2006, bond holdings rated below investment grade totaled $42.1 million at market (amortized cost $39.3 million) representing approximately 1.2% of total investments. This compares to approximately $51.1 million at market (cost $49.8 million) representing approximately 1.6% of total investments at December 31, 2005.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statement of income. The Company’s assessment of other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow the security to recover its value.

During the first nine months of 2006, the Company recognized approximately $13.4 million in net realized gains which included realized losses of $2.0 million ($1.3 million after taxes) in write-downs of investments as other-than-temporary declines.

At September 30, 2006, the Company had a net unrealized gain on all investments of $98.1 million before income taxes comprised of gross unrealized gains of $121.3 million and gross unrealized losses of $23.2 million. Unrealized losses representing 0.7% of total investments at amortized cost are comprised of approximately $14.5 million related to fixed maturity investments and $8.7 million related to equity securities.

The $23.2 million gross unrealized losses at September 30, 2006 consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to one corporate bond and two equity securities with unrealized losses of approximately $1.0 million each and with market value declines between 7% and 18% of amortized cost. Approximately $1.6 million of the total gross unrealized losses relate to 23 individual equity securities with unrealized losses that exceed 20% of each security’s amortized cost. Of these securities, the most significant unrealized losses relate to five equity securities totaling $1.0 million, each with unrealized losses between $0.1 million and $0.3 million and with market declines between 22% and 38% of amortized cost.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category as of September 30, 2006. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$441	$82,303	$1,563	$125,499	$2,004	$207,802
Obligations of states and political subdivisions	2,166	305,443	3,095	144,147	5,261	449,590
Corporate securities	1,180	66,731	2,984	47,798	4,164	114,529
Mortgage-backed securities	1,418	105,408	1,607	56,954	3,025	162,362
Redeemable preferred stock	59	2,740	—	—	59	2,740

Subtotal, debt securities	$5,264	$562,625	$9,249	$374,398	$14,513	$937,023
Equity securities	8,125	80,814	563	14,234	8,688	95,048

Total temporarily impaired securities	$13,389	$643,439	$9,812	$388,632	$23,201	$1,032,071

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category as of December 31, 2005. The table also illustrates the length of time that they had been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,315	$147,544	$787	$48,434	$2,102	$195,978
Obligations of states and political subdivisions	3,434	522,566	3,202	92,349	6,636	614,915
Corporate securities	1,670	111,734	1,537	46,929	3,207	158,663
Mortgage-backed securities	1,868	77,425	789	26,525	2,657	103,950
Redeemable preferred stock	—	—	9	1,187	9	1,187

Subtotal, debt securities	$8,287	$859,269	$6,324	$215,424	$14,611	$1,074,693
Equity securities	4,888	171,816	579	8,623	5,467	180,439

Total temporarily impaired securities	$13,175	$1,031,085	$6,903	$224,047	$20,078	$1,255,132

Unrealized losses that have been in continuous unrealized loss position over 12 months are mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.28% of the total investment market value at September 30, 2006 compared to 0.21% at December 31, 2005. The slight increase is largely due to decrease in market values of the fixed maturity securities as a result of increase in market interest rates.

Based upon the Company’s analysis of the securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $23.2 million at September 30, 2006 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other-than-temporary.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.5 billion at September 30, 2006 and net written premiums for the twelve months ended on that date of $3.0 billion, the ratio of writings to surplus was approximately 2 to 1.

The Company’s book value per share at September 30, 2006 was $30.98 per share.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, was originally filed on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff has attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for the Plaintiff asked that Mercury engage in settlement discussions. The Court agreed to stay the matter and counsel for the Plaintiff and the Company met on several occasions to seek resolution, but none was reached. The Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which is subject to completion of the class approval process and may be subject to objections, which would be reviewed by the Court. A hearing on the motion for preliminary approval of the settlement and temporary and conditional class certification was held on October 30, 2006. The California DOI raised additional issues for the Court’s consideration and the hearing was continued until December 19, 2006. The Company cannot determine if the settlement will be approved by the Court or how the additional issues will affect the settlement. If the proposed settlement is approved, the Company will issue a $65 Rebate Certificate to each prospective class member who does not opt out of the class. The class member could apply the certificate toward the purchase of a new policy, and not a renewal, from the Company or transfer it to a third party who is not a broker or agent. The $65 rebate would be offset against the future related gross premium if and when the certificate is redeemed. At this time, the potential outcome of future redemptions and related premium reductions cannot be determined.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. In view of the pending settlement with the Plaintiff, the Company has not sought appellate review of the Court’s order. The Company has not entered into a settlement with FTCR and it is expected that FTCR will file objections to the settlement with Plaintiff and the class described above. At this time, the outcome of any such objections cannot be anticipated.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff has filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The hearing on this motion, previously set for June 2, 2006, was continued until August 17, 2006, and then continued to September 21, 2006. The Court heard oral argument, requested further briefing and took the motion under submission. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Robert Dolan, et al. v. Mercury Insurance Company, et al., is a collective action claim filed in April of 2006, in the United States District Court for the Middle District of Florida. The plaintiffs, former automobile policy (auto) field adjusters, claim that they and the members of the class they seek to represent were denied overtime compensation in violation of the federal Fair Labor Standards Act. The plaintiffs are seeking certification of a nationwide class of field adjusters for a period of three years preceding the filing of the action, and recovery of allegedly unpaid overtime compensation, liquidated damages, and attorneys’ fees and costs. The Court has granted conditional certification for notice purposes. The Company believes that its auto field adjusters have properly been paid for all time worked, including any overtime hours and is vigorously defending the lawsuit.

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

MERCURY GENERAL CORPORATION

Date: November 7, 2006	By:	/s/ George Joseph
George Joseph
Chairman and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer