Form 10-K
period 2006-12-31
MERCURY GENERAL CORP
filed 2007-02-27
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 001-12257

MERCURY GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2211612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 937-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2006 was approximately $1,488,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 15, 2007, the Registrant had issued and outstanding an aggregate of 54,670,356 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 9, 2007 are incorporated herein by reference into Part III hereof.

PART I

Item 1.    Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing automobile insurance in a number of states, principally California. During 2006, private passenger automobile insurance and commercial automobile insurance accounted for 83.9% and 4.6%, respectively, of the Company’s total direct premiums written. The percentage of direct automobile insurance premiums written during 2006 by state was:

California	74.5%
Florida	8.2%
New Jersey	6.5%
Texas	3.4%
Other states	7.4%

The Company also writes homeowners, mechanical breakdown, commercial and dwelling fire, and commercial property insurance. The non-automobile lines of insurance accounted for 11.5% of total direct premiums written in 2006, of which approximately 63.5% was in the homeowners line.

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

In 2006, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”), maintained a rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). Each of AMI, AML and MCM, which in total accounted for approximately 9% of the Company’s 2006 net premiums written, maintained an A.M. Best rating of A- (Excellent).

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. The Company also owns an office building in Rancho Cucamonga, California, which is used to support the Company’s California operations and future expansions, and office buildings located in St. Petersburg, Florida and in Oklahoma City, Oklahoma which house employees of the Company and several outside tenants. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Houston and San Antonio, Texas. The Company has approximately 5,100 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current

Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with, or furnished to, the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has eighteen subsidiaries. The Company’s insurance operations are conducted through the following insurance company subsidiaries:

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

California General Underwriters Insurance Company, Inc.’s only business is to assume all of the risks under policies written by one or more of the above companies covering the Company’s fleet of vehicles. Mercury Select Management Company, Inc. (“MSMC”), a Texas corporation serves as the attorney-in-fact for AML. The Company owns Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency headquartered in Houston, Texas. MCM, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code, is managed and controlled by the Company through a management agreement. The Company also operates two managing general agents, one of which, American Mercury MGA, Inc. (“AMMGA”), manages a portion of the Company’s business in Texas, and the other, Mercury Group, Inc. (“MGI”), manages a portion of the Company’s business in Florida.

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

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of the applicable states (referred to herein as the “DOI”). Automobile insurance rates on voluntary business in California are subject to prior approval by the California DOI. The Company uses its own extensive database to establish rates and classifications. Automobile liability insurers in California are also required to sell insurance to a proportionate number of drivers applying for placement as “assigned risks” based on the insurer’s share of the California automobile casualty insurance market. The California DOI has rating factor regulations in effect that influence the weight the Company ascribes to various classifications of data. See “Regulation—Automobile Insurance Rating Factor Regulations.”

At December 31, 2006, “good drivers” (as defined by the California Insurance Code) accounted for approximately 79% of all voluntary private passenger automobile policies in force in California, while higher risk categories accounted for approximately 21%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners, commercial property and commercial automobile and mechanical breakdown insurance in California.

In states outside of California, the Company offers standard, non-standard and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 23% of total private passenger automobile policies in force at December 31, 2006. In addition, the Company offers mechanical breakdown insurance in many states outside of California and homeowners insurance in Florida, Illinois, Oklahoma, New York, Georgia, and Texas.

Production and Servicing of Business

The Company sells its policies through more than 4,500 independent agents and brokers, of which approximately 1,000 are located in California and approximately 900 in Florida. The remainder are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada and Michigan. Over half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company.

No agent or broker accounted for more than 2% of direct premiums written except for one broker that produced approximately 13%, 14% and 14% during 2006, 2005, and 2004, respectively, of the Company’s direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average. During 2006, total commissions incurred were approximately 17% of net premiums written.

As previously reported, following trial and appeal in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 requiring the Company to compensate brokers at the same rate based on volume of sales, accept applications for insurance from any California licensed broker, remove subjective underwriting requirements from its broker instruction manual, and provide guidelines to be used by its field personnel that specifically identify the standards of broker performance. The Company has implemented changes to its California broker relationships to comply with the Court’s modified injunction. Since the implementation, excluding one broker that produced 13% of the Company’s total direct written premiums in 2006, the Company is doing business in California with fewer than 200 brokers that, in total, write approximately $13 million in direct written premiums annually.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate, and it intends to maintain a similar level of advertising in 2007. During 2006, the Company incurred approximately $33 million in advertising expense. See “Competitive Conditions.”

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

The Company’s ultimate liability may be greater or less than stated loss reserves. Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods. The Tax Reform Act of 1986, however, requires the Company to discount loss reserves for Federal income tax purposes.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses, beginning of year	$1,005,634	$886,607	$786,156
Incurred losses and loss adjustment expenses:
Provision for insured events of the current year	2,000,357	1,909,453	1,640,197
Increase (decrease) in provision for insured events of prior years	21,289	(46,517)	(57,943)

Total incurred losses and loss adjustment expenses	2,021,646	1,862,936	1,582,254

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	1,311,982	1,218,784	1,020,154
Losses and loss adjustment expenses attributable to insured events of prior years	632,905	525,125	461,649

Total payments	1,944,887	1,743,909	1,481,803

Net reserves for losses and loss adjustment expenses at the end of the period	1,082,393	1,005,634	886,607
Reinsurance recoverable	6,429	16,969	14,137

Gross liability at end of year	$1,088,822	$1,022,603	$900,744

The increase in the provision for insured events of prior years in 2006 relates largely to the unexpected development of several large extra-contractual claims in the state of Florida and increases in reserve estimates for the bodily injury and personal injury protection coverages in New Jersey.

The decrease in the provision for insured events of prior years in 2005 and 2004 relates largely to a decrease in the estimated inflation rates on earlier accident years on bodily injury coverage for California automobile insurance. Florida was struck by several hurricanes. The pre-tax losses resulting from these hurricanes was approximately $27 million and $22 million in 2005 and 2004, respectively.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2006	2005	2004
	(Amounts in thousands)
Reserves reported on a SAP basis	$1,082,393	$1,005,634	$886,607
Reinsurance recoverable	6,429	16,969	14,137

Reserves reported on a GAAP basis	$1,088,822	$1,022,603	$900,744

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table presents the development of loss reserves for the period 1996 through 2006. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2006.

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

	As of December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
					(Amounts in thousands)
Net reserves for losses and loss adjustment expenses	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393
Paid (cumulative) as of:
One year later	206,390	247,310	263,805	294,615	321,643	360,781	438,126	461,649	525,125	632,905
Two years later.	291,552	338,016	366,908	403,378	431,498	491,243	591,054	628,280	748,255
Three years later.	316,505	369,173	395,574	429,787	462,391	528,052	637,555	714,763
Four years later	324,337	379,233	402,000	439,351	476,072	538,276	655,169
Five years later	329,109	381,696	405,910	446,223	478,158	545,110
Six years later	329,825	383,469	409,853	445,892	481,775
Seven years later	330,883	386,427	408,138	446,489
Eight years later	333,634	384,557	408,321
Nine years later	331,741	384,531
Ten years later	331,693
Net reserves re-estimated as of:
One year later	324,572	376,861	393,603	442,437	480,732	542,775	668,954	728,213	840,090	1,026,923
Two years later.	329,210	378,057	407,047	449,094	481,196	549,262	660,705	717,289	869,344
Three years later.	327,749	383,588	410,754	446,242	483,382	546,667	662,918	745,744
Four years later	329,339	386,522	409,744	449,325	482,905	545,518	666,825
Five years later	332,570	385,770	410,982	448,813	480,740	550,123
Six years later	332,939	386,883	411,046	447,225	483,392
Seven years later	333,720	386,952	408,857	447,362
Eight years later	334,096	384,752	409,007
Nine years later	331,933	385,076
Ten years later	332,212
Net cumulative redundancy (deficiency)	(20,458)	1,194	(23,191)	(28,562)	(19,589)	(33,531)	(1,936)	40,412	17,263	(21,289)

Gross liability—end of year	$336,685	$409,061	$405,976	$434,843	$492,220	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822
Reinsurance recoverable	(24,931)	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)

Net liability—end of year	$311,754	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393

Gross re-estimated liability—latest	362,773	413,016	433,674	467,577	516,614	573,014	686,293	767,386	888,605	1,045,843
Re-estimated recoverable—latest	(30,561)	(27,940)	(24,667)	(20,215)	(33,222)	(22,891)	(19,468)	(21,642)	(19,261)	(18,920)

Net re-estimated liability—latest	$332,212	$385,076	$409,007	$447,362	$483,392	$550,123	$666,825	$745,744	$869,344	$1,026,923

Gross cumulative redundancy (deficiency)	$(26,088)	$(3,955)	$(27,698)	$(32,734)	$(24,394)	$(38,088)	$(7,022)	$30,541	$12,139	$(23,240)

For 2005, the Company had negative development of approximately $20 million on loss and loss adjustment expense reserves which at December 31, 2005 totaled approximately $1,023 million. The majority of the negative development was recognized in the second quarter of 2006. The negative development primarily relates to increases in the Company’s 2005 and prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey totaling approximately $20 million and $15 million, respectively, offset by positive development of approximately $15 million for business written in California.

For 2003 and 2004, loss redundancies largely relate to lower inflation than originally expected on the bodily injury coverage reserves for the California automobile insurance lines of business. In addition, the Company experienced a reduction in expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2004 and 2003. The Company believes that many factors could be contributing to the reduction in payments to outside legal counsel. These include cost savings from the usage of more flat fee billing arrangements with outside counsel, faster closure rates of bodily injury liability cases and a decrease in bodily injury claims frequency due to factors such as improvements made in vehicle safety. Partially offsetting these loss redundancies was adverse development in the Florida and New Jersey automobile lines of business.

For years 1998 through 2002, the Company’s previously estimated loss reserves produced deficiencies which were reflected in the following year’s incurred losses. The Company attributes a large portion of the deficiencies to increases in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these losses relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

For 1997, the Company’s previously estimated loss reserves produced a small redundancy indicating that the Company was reasonably accurate in establishing the initial reserve for that year.

For 1996, the Company’s previously estimated loss reserves produced deficiencies. These deficiencies relate to increases in the Company’s ultimate estimates for loss adjustment expenses, which are based principally on the Company’s actual experience. The adverse development on such reserves reflects increases in the legal expenses of defending the Company’s insureds.

Operating Ratios

Loss and Expense Ratios

Loss and underwriting expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Losses and loss adjustment expenses, on a statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy. Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 16% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year ended December 31,
	2006		2005	2004	2003	2002
Loss Ratio	67.4%		65.4%	62.6%	67.7%	72.8%
Expense Ratio	27.1		26.5	26.4	25.9	25.6

Combined Ratio	94.5%		91.9%	89.0%	93.6%	98.4%

Industry combined ratio (all writers) (1)	93.0	%(2)	94.6%	93.5%	97.9%	103.7%
Industry combined ratio (excluding direct writers) (1)	(N.A.	)	94.5%	93.9%	98.4%	103.7%

(1)	Source: A.M. Best, Aggregates & Averages (2003 through 2006), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2007, Review Preview.”

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

	Year ended December 31,
	2006	2005	2004	2003	2002
Loss Ratio	67.5%	65.4%	62.6%	67.7%	72.8%
Expense Ratio	27.5	27.0	26.6	26.3	26.0

Combined Ratio	95.0%	92.4%	89.2%	94.0%	98.8%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except ratios)
Net premiums written	$3,044,774	$2,950,523	$2,646,704	$2,268,778	$1,865,046
Policyholders’ surplus	$1,579,248	$1,487,574	$1,361,072	$1,169,427	$1,014,935
Ratio	1.9 to 1	2.0 to 1	1.9 to 1	1.9 to 1	1.8 to 1

Risk-Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies that establishes recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2006. Each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

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

•

Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables outstanding more than 90 days, federal deferred tax assets in excess of statutory limitations, state deferred taxes, furniture, equipment, leasehold improvements, capitalized software, and prepaid expenses.

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

•

The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to statutory surplus as regards policyholders, as required by SAP. Admittance testing under SAP may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

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

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2006		2005		2004
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Amounts in thousands)
Taxable bonds	$583,602	$577,575	$554,472	$549,903	$533,715	$536,261
Tax-exempt state and municipal bonds	2,264,321	2,317,646	2,034,796	2,091,142	1,623,147	1,700,932
Sinking fund preferred stocks	3,792	3,766	4,477	4,510	8,093	8,118

Total fixed maturity investments	2,851,715	2,898,987	2,593,745	2,645,555	2,164,955	2,245,311
Equity investments incl. perpetual preferred stocks	258,310	318,449	225,310	276,108	210,553	254,362
Short-term cash investments	282,302	282,302	321,049	321,049	421,369	421,369

Total investments	$3,392,327	$3,499,738	$3,140,104	$3,242,712	$2,796,877	$2,921,042

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the consolidated statement of income. Declines in value considered to be temporary are charged as unrealized losses to shareholders’ equity as a reduction of accumulated other comprehensive income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and “Note 2 of Notes to Consolidated Financial Statements.”

At year-end, approximately 66% of the Company’s total investment portfolio, at market values, and 79% of its total fixed maturity investments, at market values, were invested in investment grade tax-exempt revenue and municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented a combined 7.9% of the Company’s total investment portfolio, at market values, at December 31, 2006. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2006. Holdings of lower than investment grade bonds constitute approximately 1.4% of total invested assets, at market values.

The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term cash investments, was 11.8 years at December 31, 2006, which reflects a heavy portfolio mix in investment grade tax-exempt revenue and municipal bonds. The call-adjusted average maturity of the overall bond portfolio was approximately 5.0 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.0 years at December 31, 2006, including collateralized mortgage obligations with modified durations of approximately 2.0 years and short-term cash investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis.

The following table summarizes the investment results of the Company for the five years ended December 31, 2006:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)
Average invested assets (includes short-term cash investments (1))	$3,325,435	$3,058,110	$2,662,224	$2,310,966	$2,035,279
Net investment income:
Before income taxes	151,099	122,582	109,681	104,520	113,083
After income taxes	127,741	105,724	95,897	93,318	99,071
Average annual yield on investments:
Before income taxes	4.5%	4.0%	4.1%	4.5%	5.6%
After income taxes	3.8%	3.5%	3.6%	4.0%	4.9%
Net realized investment gains (losses) after income taxes (2)	10,033	10,504	16,292	7,285	(45,768)
Net (decrease) increase in unrealized gains/losses on investments after income taxes	$3,103	$(14,000)	$(4,284)	$42,693	$25,165

(1)	Fixed maturities and equities at cost.
(2)	Includes investment write-downs, net of tax benefit, that the Company considered to be other than temporary of $1.3 million in 2006, $1.4 million in 2005, $0.6 million in 2004, $5.9 million in 2003, and $46.6 million in 2002.

Competitive Conditions

The property and casualty insurance industry is highly competitive and consists of a large number of multi-state competitors, offering automobile, homeowners, commercial property insurance, and other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than those of the Company. Based on the most recent regularly published statistical compilations of premiums written in 2005, the Company was the third largest writer of private passenger automobile insurance in California and the fourteenth largest in the United States. Competitors with greater market share in California sell insurance through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2004 through 2006 was a period of very good results for companies underwriting automobile insurance, which has now created a soft market. However, the Company has observed that many competitors are decreasing the rates they charge customers for insurance. The Company expects that these rate decreases coupled with loss inflation could lead to a hard market within the next 18 months.

Reputation for service and price are the principal means by which the Company competes with other automobile insurers. The Company believes that it has a good reputation for service, and it has historically been among the lowest-priced insurers doing business in California according to surveys conducted by the California DOI. In addition, the marketing efforts of independent agents and brokers can also provide a competitive advantage.

All rates charged by private passenger automobile insurers in California are subject to the prior approval of the California DOI. See “Regulation—Automobile Insurance Rating Factor Regulations.”

The Company encounters similar competition in each state outside California and line of business in which it operates.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $28 million in excess of $9 million per occurrence based on the latest information provided by FHCF. The coverage is expected to change when new information is available later in 2007. Prior to April 1, 2006, the Company maintained catastrophe reinsurance on Florida and Georgia property policies equal to 95 percent of $80 million in excess of $70 million of losses per occurrence. This reinsurance was placed with domestic and non-domestic reinsurers and several Lloyds syndicates and was not renewed effective April 1, 2006.

The commercial property and homeowners reinsurance treaty that provided reinsurance for losses in excess of $750,000 up to $5 million total loss per incident was not renewed effective January 1, 2007. Prior to January 2005, the Company had reinsurance for commercial property and homeowner policies for losses in excess of $750,000 up to $10 million total loss per incident.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes due to the placement of earthquake risks with the California Earthquake Authority. See “Regulation—California Earthquake Authority.” Although the Company’s catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure for fire following an earthquake.

Prior to January 2006, AMI had working layer reinsurance treaties for property and casualty losses in excess of $500,000 up to $3 million, which was not renewed at January 1, 2007.

The Company continues to carry a commercial umbrella reinsurance treaty and seek facultative arrangements for large property risks.

The Company has other reinsurance in force that is not material to the consolidated financial statements.

If any reinsurers are unable to perform their obligations under a reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

Regulation

The Company’s business in the states in which it operates is subject to significant regulation and supervision by the DOI of each state, each of which has broad regulatory, supervisory and administrative powers.

California Department of Insurance Oversight

The powers of the California DOI primarily include the prior approval of insurance rates and rating factors, the establishment of capital and surplus requirements and solvency standards, and restrictions on dividend payments and transactions with affiliates. California DOI regulations and supervision are designed principally for the benefit of policyholders rather than shareholders.

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

In February 2004, the California DOI issued a Notice of Non-Compliance (“NNC”) alleging that the Company willfully misrepresented the actual price consumers could expect to pay for insurance by the amount of a one-time fee charged by the consumer’s insurance broker. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Krumme v. Mercury Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. If a monetary penalty is imposed by the California DOI, the Company is unable to estimate the monetary penalty and therefore, no reserve for the potential monetary penalty has been established in the consolidated financial statements. The matter is currently in discovery and a hearing before the administrative law judge has been scheduled for September 2007.

State Insurance Agency Oversight in Other States

The Insurance Companies outside California are subject to the regulatory powers of the DOIs of the various states in which they operate. Those regulatory powers are similar to those of California enumerated above.

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

The DOI in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. The report for this examination is not yet available.

In addition to the financial examinations, the DOI in each state conducts market conduct examinations of the Company’s compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing and other practices. The Florida DOI has conducted a market conduct examination of Mercury

Select Management Company, Inc. for the period January 1, 2003 through December 31, 2005. The report for this examination, received in November 2006, noted no deficiencies. The Virginia DOI commenced a market conduct examination of Mercury Casualty Company in January 2007 for the period of January 1, 2006 through June 30, 2006. The report for this examination is not yet available.

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made financial contributions of $476,396 and $352,550 to officeholders and candidates in 2006 and 2005, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. These assessments are recouped through a mandated surcharge to policyholders the year after the assessment. Insurance subsidiaries in the other states are also subject to the provisions of similar insurance guaranty associations.

During 2006, the Company paid approximately $7 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of business. In addition, the Company accrued approximately $0.5 million for the Florida Citizens Property Insurance Corporation and paid and accrued approximately $1 million for the Florida Insurance Guaranty Association for assessments relating to its homeowners line of business. As permitted by state law, approximately $5 million of the New Jersey assessment and the majority of the Florida assessments are recoupable through a surcharge to policyholders. During 2006, the Company began to recoup these assessments and will continue recouping them in 2007. It is possible that there will be additional assessments in 2007.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the insurer’s policyholder’s surplus, as of the preceding December 31; sales, purchases, exchanges, loans and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Company’s admitted assets or 25% of statutory surplus as regards policyholders, as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2006, assigned risks represented 0.1% of total automobile direct premiums written and 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Automobile Insurance Rating Factor Regulations

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use, and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.” The Company’s rate plan was approved by the California DOI and operates under these rating factor regulations.

On July 14, 2006, the California Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are now required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. As such, the Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. Additional rate filings will be required during the two year phase-in period. The DOI has not yet approved the August 2006 filing, nor is there any assurance that it will. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

On April 3, 2007, new regulations governing the approval of property and casualty insurance rates will become effective in California. These regulations generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the California DOI has yet to promulgate input values for surplus standards by line, efficiency standards, and reserve ratios. In addition, the new regulations allow for the California DOI to grant a number of variances based on service, loss prevention, business mix, service to underserved communities, and other factors. The Company anticipates the new regulations will be challenged in the courts either before their effective date or with their first application.

On January 31, 2006, the Florida Financial Services Commission approved new regulations requiring insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. Under the regulations, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to provide information sufficient to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. The regulations were challenged by several insurance industry trade associations and were recently struck down by a Florida Administrative Law Judge, and hence, there is no near-term compliance deadline. It is uncertain if and how the OIR intends to continue to pursue this change in the law. The Company intends to maintain its competitive position in the Florida marketplace while complying with the new regulations if they are implemented.

In the January 2007 special session of the Florida Legislature, a bill designed to improve the availability and affordability of property insurance in Florida was passed and subsequently signed by the Governor. Among the significant provisions in the new law is a requirement that all companies that write private passenger automobile policies in Florida also write homeowners policies in Florida if they write homeowners policies in any other state. The law also expands the availability of reinsurance through the Florida Hurricane Catastrophe Fund, requires rate filings to reflect savings from the availability of such reinsurance, includes homeowners insurance under Florida’s existing excess profits regulations, and requires insurers to offer discounts for various deductible options and hurricane mitigation measures. The Company is closely monitoring the development of the regulations related to this new law, which are expected to become effective in the spring of 2007.

The Company is not able to determine the impact of any of the legal and regulatory changes described in the four paragraphs above. However, it is possible that the impact could adversely affect the Company and its results from operations.

California Financial Responsibility Law

California requires proof of insurance for new or renewal motor vehicle registration. It also provides for substantial penalties for failure to supply proof of insurance if a driver is stopped for a traffic violation. In addition, California provides that injured uninsured drivers are only able to recover actual, out-of-pocket medical expenses and lost wages and are not entitled to receive awards for general damages such as “pain and suffering.” This restriction also applies to drunk drivers and fleeing felons. The law has helped control loss costs.

California Earthquake Authority

The California Earthquake Authority (“CEA”) is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. Since 1998, the Company has placed all new and renewal earthquake coverage offered with its homeowners policy through the CEA. The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at June 28, 2006, was approximately $65 million.

Terrorism Risk Insurance Act of 2002

The federal government enacted the Terrorism Risk Insurance Act of 2002 (the “Act”) to establish a temporary Federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined within the Act. Originally scheduled to expire on December 31, 2005, the Act was extended for two additional years and amended by the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”). The Terrorism Insurance Program (the “Program”) requires commercial property and casualty insurers licensed in the United States to participate. The Extension Act modified the provisions of the Act by providing exclusions of certain insured coverages such as commercial automobile insurance, creating a Program trigger for funding of certified events occurring after March 31, 2006 which exceed aggregate industry losses of $50 million in 2006 and $100 million in 2007. The U.S. government funding for certified events will remain at 90% of covered losses in 2006; decreasing to 85% of covered losses in 2007. Each insurance company is subject to a deductible based upon a percentage of the previous year’s direct earned premium; with the percentage increasing each year. The Program, as amended, runs through December 31, 2007.

The Company writes a limited number of commercial property policies generally not considered to be targets of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, the Company does not insure a high concentration of commercial policies in any one area where increased exposure to terrorist threats exists. Consequently, the Company believes its exposure relating to acts of terrorism is low.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 15, 2007:

Name	Age	Position
George Joseph	85	Chairman of the Board
Gabriel Tirador	42	President and Chief Executive Officer
Bruce E. Norman	58	Senior Vice President—Marketing
Joanna Y. Moore	51	Senior Vice President and Chief Claims Officer
Ronald Deep	51	Vice President—South East Region
Randy Farner	44	Vice President and Chief Information Officer
Christopher Graves	41	Vice President and Chief Investment Officer
Kenneth G. Kitzmiller	60	Vice President—Underwriting
Rick McCathron	35	Vice President—West Region
Peter Simon	47	Vice President and Chief Technology Officer
Theodore R. Stalick	43	Vice President and Chief Financial Officer
Charles Toney	45	Vice President and Chief Actuary
Kenneth Van Wagner	48	Vice President—North East Region
Judy A. Walters	60	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through December 2006 and of President between October 2000 and October 2001. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. From 1997 to February 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in January 2007. Mr. Tirador has over 20 years experience in the property and casualty insurance industry and is a Certified Public Accountant.

Mr. Norman, Senior Vice President in charge of Marketing, has been employed by the Company since 1971. Mr. Norman was named to his current position in 1999, and has been a Vice President since 1985 and a Vice President of MCC since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977.

Ms. Moore, Senior Vice President and Chief Claims Officer, joined the Company in the claims department in 1981. She was named Vice President of Claims of Mercury General in 1991 and Vice President and Chief Claims Officer in 1995. She was promoted to Senior Vice President and Chief Claims Officer on January 1, 2007.

Mr. Deep, Vice President – South East Region, joined the Company in September 2006 as State Administrator for the South East Region and was named Vice President of the South East Region in February 2007. Prior to joining the Company, Mr. Deep was Executive Vice President of Shelby Insurance Company from 2004 to 2006 and an Assistant Vice President of USAA from 1994 to 2004.

Mr. Farner, Vice President and Chief Information Officer, joined the Company in January 2007. Prior to joining the Company, he served as Vice President and Chief Information Officer of the Automobile Club of Southern California from 2003 to 2007 and Regional Business Development Manager at Keane from 2001 to 2003. Prior to 2001, he held various management level information technology positions.

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

As a holding company, the Company maintains no operations that generate revenue to pay operating expenses, shareholders’ dividends or principal or interest on its indebtedness. Consequently, the Company relies on the ability of its insurance subsidiaries, and particularly its California insurance subsidiaries, to pay dividends for the Company to meet its debt payment obligations and pay other expenses. The ability of the Company’s insurance subsidiaries to pay dividends is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Company’s insurance subsidiaries to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations and its ability to pay dividends to its shareholders.

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

The Company’s financial condition, liquidity and results of operations depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including, without limitation:

•	availability of sufficient reliable data,

•	incorrect or incomplete analysis of available data,

•	uncertainties inherent in estimates and assumptions, generally,

•	selection and application of appropriate rating formulae or other pricing methodologies,

•	the Company’s ability to successfully innovate with new pricing strategies,

•	the Company’s ability to forecast renewals of existing policies accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in the Company’s claim settlement practices,

•	changing driving patterns,

•	extra-contractual liability arising from bad faith claims,

•	weather catastrophes,

•	unexpected medical inflation, and

•	unanticipated inflation in auto repair costs, auto parts prices and used car prices.

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

The Company remains highly dependent upon California and several other key states to produce revenues and operating profits.

For the year ended December 31, 2006, the Company generated approximately 74.5% of its direct automobile insurance premiums written in California, 8.2% in Florida and 6.5% in New Jersey. The Company’s financial results are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations. In 2006, operations in California produced operating profits whereas operations in Florida and New Jersey produced operating losses.

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

The Company sells its insurance policies through more than 4,500 independent brokers and agents. The Company must compete with other insurance carriers for these brokers and agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

One independent broker of the Company is responsible for a significant amount of the Company’s revenues, and the loss of business provided by that broker could adversely affect the Company’s results of operations and financial condition.

The Company markets its insurance policies primarily through independent agents and brokers. One broker provided 13% of the Company’s direct written premiums in the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by this broker could have a material adverse effect on the Company’s business.

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

The Company is currently expanding and intends to further expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flow from operations. The expansion may not occur, or if it does occur may not be successful in providing increased revenues or profitability. If the Company’s cash flow from operations is insufficient to cover the increased costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition and results of operations and ability to grow its business may be harmed.

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

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company is developing and deploying new information technology systems that are designed to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. See Item 7. “Technology.” The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s new information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power loss;

•	unauthorized access; and

•	computer systems, Internet, telecommunications or data network failure.

It is possible that a system failure, accident or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. Following implementation of its new information technology systems, the Company may from time to time install new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

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

As the Company expands its operations, it must hire and train new employees, and retain current employees to handle the resulting increase in new inquiries, policies, customers and claims. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business in some jurisdictions. It could also affect the Company’s ability to develop and deploy information technology systems that are important to the success of the Company. In addition, the failure to adequately staff its claims and underwriting departments could result in decreased quality of the Company’s claims and underwriting operations.

The Company’s success also depends heavily upon the continued contributions of its executive officers, both individually and as a group. The Company’s future performance will be substantially dependent on its ability to retain and motivate its management team. The loss of the services of any of the Company’s executive officers could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The failure of any of the loss limitation methods employed by the Company could have a material adverse effect on its financial condition or results of operations.

Various provisions of the Company’s policies, such as limitations or exclusions from coverage which are intended to limit the Company’s risks, may not be enforceable in the manner the Company intends. In addition, the Company’s policies contain conditions requiring the prompt reporting of claims and the Company’s right to decline coverage in the event of a violation of that condition. While the Company’s insurance product exclusions and limitations reduce the Company’s loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect the Company’s loss experience, which could have a material adverse effect on its financial condition or results of operations.

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

Approximately 84% of the Company’s direct written premiums for the year ended December 31, 2006 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

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

Transactions Between Insurance Companies and Their Affiliates. Transactions between the Company’s insurance subsidiaries and their affiliates (including the Company) generally must be disclosed to state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of some transactions, which may adversely affect the Company’s ability to innovate or operate efficiently.

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

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce the Company’s profitability.

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, the insurance subsidiaries must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce the Company’s profitability in any given period or limit its ability to grow its business.

Loss or significant restriction of the use of credit scoring in the pricing and underwriting of personal lines products could reduce the Company’s future profitability.

The Company uses credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly and are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail the use of credit scoring, if enacted in a large number of states, could reduce the Company’s future profitability.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns the following buildings:

Location	Purpose	Size in square feet	Percent occupied by Company at December 31,2006
Brea, CA	Home office and computer facilities — (2 buildings)	234,000	100%
Los Angeles, CA	Executive offices	38,000	95%
Rancho Cucamonga, CA	Administrative	130,000	100%
St. Petersburg, FL	Administrative	157,000	79%
Oklahoma City, OK	Administrative	100,000	87%

The remaining space owned by the Company is leased to independent tenants.

The Company leases all of its other office space used for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.    Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, it is not expected to be material to the Company’s financial condition.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al., was originally filed on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff also attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for the Plaintiff asked Mercury to engage in settlement discussions. The Court agreed to stay the matter and counsel for the Plaintiff and the Company met on several occasions to seek resolution, but none was reached.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. In view of the then on-going settlement discussions with the Plaintiff, the Company did not seek further appellate review of the Court’s ruling, but is now contemplating whether to challenge FTCR’s participation in the case since the class settlement was not approved.

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which Plaintiff’s counsel now has indicated will be voluntarily dismissed. The Court also granted the Company’s request to strike the punitive damage claim. It is expected that the Court will establish a schedule for discovery and briefing on the issue of administrative estoppel (that is whether the Company’s conduct was protected and/or reasonable since the persistency discount was part of a rate filing plan approved by the California DOI). The parties have agreed to litigate this issue first.

While the ultimate outcome of this case cannot be anticipated at this time, the Company will continue to vigorously defend this case.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and scheduled a case management conference to discuss notifying class members. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Robert Dolan, et al. v. Mercury Insurance Company, et al., is a collective action claim filed in April of 2006, in the United States District Court for the Middle District of Florida. The plaintiffs, former automobile policy field adjusters, claim that they and the members of the class they seek to represent were denied overtime compensation in violation of the federal Fair Labor Standards Act. The plaintiffs are seeking certification of a nationwide class of field adjusters for a period of three years preceding the filing of the action, and recovery of allegedly unpaid overtime compensation, liquidated damages, and attorneys’ fees and costs. The Court has granted conditional certification for notice purposes. In February 2007, the Company and the Plaintiff reached a preliminary settlement which is subject to review and approval by the Court. The ultimate outcome of this case cannot be anticipated at this time and the Company cannot determine if the settlement will be approved by the Court or the potential impact of the settlement or the case, if the settlement is not approved, on the Company’s financial results.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – General,” and “Note 6 of Notes to Consolidated Financial Statements.”

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

	High	Low
2005
1st Quarter	$60.00	$51.80
2nd Quarter	$55.58	$51.16
3rd Quarter	$60.45	$53.50
4th Quarter	$60.45	$56.87

	High	Low
2006
1st Quarter	$59.90	$53.72
2nd Quarter	$58.89	$52.44
3rd Quarter	$56.61	$48.75
4th Quarter	$56.53	$49.28

The closing price of the Company’s common stock on February 15, 2007 was $54.46.

Performance Graph

The graph below compares the cumulative total shareholder return on the shares of Common Stock of the Company (MCY) for the last five years with the cumulative total return on the Standard and Poor’s 500 Index and a peer group comprised of selected property and casualty insurance companies over the same period (assuming the investment of $100 in the Company’s Common Stock, the S&P 500 Index and the peer group at the closing price on December 31, 2001 and the reinvestment of all dividends).

	2001	2002	2003	2004	2005	2006
Mercury General Corporation	$100.00	$88.50	$113.11	$149.72	$149.92	$140.77
Peer Group	100.00	93.71	114.11	124.40	136.71	153.33
S&P 500 Composite Index	100.00	77.90	100.25	111.15	116.61	135.03

The peer group consists of Ace Limited, Alleghany Corp, Allstate Corporation, American Financial Group, Berkley W.R., Berkshire Hathaway, CNA Financial, Chubb Corp, Cincinnati Financial, Everest Re Group, Ltd., Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Ohio Casualty, Old Republic International, PMI Group, Inc., Partner Re, Ltd., Progressive Corp, RLI Corporation, Safeco Corp, St. Paul Travelers, Selective Insurance, TransAtlantic Holdings, 21st Century Insurance and XL Capital Ltd.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2006 and 2005, the Company paid dividends on its common stock of $1.92 per share and $1.72 per share, respectively. On February 2, 2007, the Board of Directors declared a $0.52 quarterly dividend payable on March 29, 2007 to shareholders of record on March 15, 2007.

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

As a holding company, Mercury General is largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. These subsidiaries are subject to state laws that restrict their ability to distribute dividends. For example, California state laws permit a casualty insurance company to pay dividends and advances within any 12-month period, without any prior regulatory approval, in an amount up to the greater of 10% of statutory earned surplus at the preceding December 31, or statutory net income for the calendar year preceding the date the dividend is paid. Under the state restrictions, the direct insurance subsidiaries of the Company may pay dividends to Mercury General during 2007 of up to approximately $247 million without prior regulatory approval. See “Item 1. Business—Regulation—Holding Company Act,” and “Note 8 of Notes to Consolidated Financial Statements.”

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 15, 2007 was 182.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,997,023	$2,847,733	$2,528,636	$2,145,047	$1,741,527
Net investment income	151,099	122,582	109,681	104,520	113,083
Net realized investment gains (losses)	15,436	16,160	25,065	11,207	(70,412)
Other	5,185	5,438	4,775	4,743	2,073

Total revenues	3,168,743	2,991,913	2,668,157	2,265,517	1,786,271

Losses and loss adjustment expenses	2,021,646	1,862,936	1,582,254	1,452,051	1,268,243
Policy acquisition costs	648,945	618,915	562,553	473,314	378,385
Other operating expenses	176,563	150,201	111,285	91,295	74,875
Interest	9,180	7,222	4,222	3,056	4,100

Total expenses	2,856,334	2,639,274	2,260,314	2,019,716	1,725,603

Income before income taxes	312,409	352,639	407,843	245,801	60,668
Income tax expense (benefit)	97,592	99,380	121,635	61,480	(5,437)

Net income	$214,817	$253,259	$286,208	$184,321	$66,105

Per Share Data:
Basic earnings per share	$3.93	$4.64	$5.25	$3.39	$1.22

Diluted earnings per share	$3.92	$4.63	$5.24	$3.38	$1.21

Dividends paid	$1.92	$1.72	$1.48	$1.32	$1.20

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,499,738	$3,242,712	$2,921,042	$2,539,514	$2,150,658
Premiums receivable	298,772	284,783	270,042	231,277	186,446
Total assets	4,301,062	4,050,868	3,622,949	3,167,839	2,742,281
Losses and loss adjustment expenses	1,088,822	1,022,603	900,744	797,927	679,271
Unearned premiums	950,344	902,567	799,679	681,745	560,649
Notes payable	141,554	143,540	137,024	139,489	147,794
Deferred income tax liability (asset)	33,608	37,456	30,606	17,808	(17,004)
Shareholders’ equity	1,724,130	1,607,837	1,459,548	1,255,503	1,098,786
Book value per share	31.54	29.44	26.77	23.07	20.21

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mercury General Corporation and its subsidiaries (collectively, the “Company”) is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the $3 billion of the Company’s direct premiums written in 2006, with approximately 75% of the private passenger automobile premiums written in California.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s consolidated financial statements and notes thereto and all other items contained within this Annual Report on Form 10-K.

Economic and Industry Wide Factors

•

Regulatory uncertainty—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. The Company has a successful track record of working with difficult regulations and new insurance commissioners. However, there is no certainty that current or future regulations, and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

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

•

Inflation—The largest cost component for automobile insurers are losses which include medical costs, replacement automobile parts and labor repair costs. There has recently been significant variation in the overall increases in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates are higher or lower than anticipated. The Company currently estimates low to mid single digit inflation rates on bodily injury coverages for its major California personal automobile lines for the 2006 accident year. The inflation rate for this accident year is the most difficult to estimate because there remain many open claims. Should actual inflation be higher, the Company could be under-reserved for its losses and profit margins would be lower.

•

Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risks insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, which has benefited the industry as a whole. However, it is unknown if loss frequency in the future will continue to decline, remain flat or increase.

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The Company has historically seen premium growth in excess of 20% during hard markets, whereas premium growth rates during soft markets have historically been in the single digits. Many of the Company’s major competitors reported very good operating results in 2004 through 2006. This typically signals a softening in the market, and consequently, the Company experienced a decline in the rate of premium growth during 2006.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and homeowners. These policies are sold through independent agents and brokers who receive a commission on average of 17% of net premiums written for selling and servicing the policies.

The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many of its competitors.

The Company also generates revenue from its investment portfolio, which was approximately $3.5 billion at the end of 2006. This investment portfolio generated approximately $151 million in pre-tax investment income during 2006. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $362 million in 2006. The Company’s cash flow from operations has exceeded $100 million every year since 1994 and has been positive for over 20 years. Cash flow from operations has been used to pay shareholder dividends and to help support growth.

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

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The

Company does not expect to enter into any new states until its NextGen computer system is successfully implemented in the majority of its existing states, which is expected to occur in 2008. See “Technology.”

The Company is also subject to risks inherent in its business, which include but are not limited to the following (See also “Item 1A. Risk Factors”):

•	A catastrophe, such as a major wildfire, earthquake or hurricane, can cause a significant amount of loss to the Company in a very short period of time.

•	A major regulatory change could make it more difficult for the Company to generate new business or reduce the profitability of the Company’s existing business.

•	A sharp upward increase in market interest rates or a downturn in securities markets could cause a significant loss in the value of the Company’s investment portfolio.

To the extent it is within the Company’s control, the Company seeks to manage these risks in order to mitigate the effect that major events would have on the Company’s financial position.

Technology

The Company is currently implementing a Next Generation (“NextGen”) computer system to replace its existing underwriting, billings, claims and commissions legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current systems. The NextGen system is initially being deployed for the personal automobile line of business and has been successfully implemented in Virginia, New York, and Florida. The Company expects to implement NextGen in California in 2007 and the majority of its other states by the end of 2008.

During 2006, the Company embarked on another major information technology project, Internet Business Strategy (“IBS”). IBS is mainly comprised of three key areas: Agent Facing Applications, Service Oriented Architecture, and Customer Facing Applications. IBS will provide the Company’s agents and brokers with an improved ability to access documents and forms and to perform transactions relevant to writing and maintaining their book of business through the Agent Portal, a single entry point to the Company’s suite of agency applications. For customers and potential customers, IBS will provide the ability to obtain a quote and offer self-services such as paying bills and reporting claims through the internet. The Service Oriented Architecture will allow for rapid changes and enhancements to the system to accommodate future business needs. IBS is planned to be rolled out by phases starting in late 2007.

NextGen and IBS are expected to play a key role in the Company’s future success. As with any large scale technology implementation, risks associated with system implementation exist that could significantly impact the operations of the Company and increase the expected costs of the project. Management has expended planning and development efforts to mitigate these risks.

General

The operating results of property and casualty insurance companies are subject to significant fluctuations from quarter-to-quarter and from year-to-year due to the effect of competition on pricing, the frequency and severity of losses, including the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business. In management’s view, 2004 through 2006 were periods of very good results for companies underwriting automobile insurance. As a result, the automobile insurance market is extremely competitive.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), Arizona, Pennsylvania, Michigan and Nevada (2004).

During 2006, approximately 74% of the Company’s total net premiums written were derived from California as compared to 72% in 2005. The increase was the result of a decline in the volume of business written outside of California and an increase in the volume written within California. The Company has established a diversification goal to produce half of its business outside of California. There are factors, some of which are outside of the Company’s control, that could prevent the Company from achieving this goal.

Effective July 2006, Concord Insurance Services, Inc. (“Concord”), a wholly-owned subsidiary of the Company, engaged in agency operations in Texas, sold the renewal and servicing rights of the business it serviced for Mercury County Mutual Insurance Company (“MCM”), a mutual insurance company controlled by the Company. Subsequent to the sale transaction, Concord’s purchasers continue to write premiums through MCM using the Company’s policy forms, and the premiums will continue to be reported in the Company’s consolidated financial statements. As a result of the sale, the Company recognized a goodwill impairment loss of approximately $3 million during the quarter ended June 30, 2006. This impairment charge is included in other operating expenses in the consolidated financial statements.

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the DOI before a rate may be implemented. Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate or unfairly discriminatory. During 2006, the Company had no rate increases in California and implemented automobile rate increases in only one of the twelve non-California states.

During 2006, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation make the Company very competitive in California and in other states. During 2006, the Company incurred approximately $33 million in advertising expenses.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

On July 14, 2006, the California Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are now required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. As such, the Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. Additional rate filings will be required during the two year phase-in period. The DOI has not yet approved the August 2006 filing, nor is there any assurance that it will. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

On April 3, 2007, new regulations governing the approval of property and casualty insurance rates will become effective in California. These regulations generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the California DOI has yet to promulgate input values for surplus standards by line, efficiency standards, and reserve ratios. In addition, the new regulations allow for the California DOI to grant a number of variances based on service, loss prevention, business mix, service to underserved communities, and other factors. The Company anticipates the new regulations will be challenged in the courts either before their effective date or with their first application.

On January 31, 2006, the Florida Financial Services Commission approved new regulations requiring insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. Under the regulations, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to provide information sufficient to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. The regulations were challenged by several insurance industry trade associations and were recently struck down by a Florida Administrative Law Judge, and hence, there is no near-term compliance deadline. It is uncertain if and how the OIR intends to continue to pursue this change in the law. The Company intends to maintain its competitive position in the Florida marketplace while complying with the new regulations if they are implemented.

In the January 2007 special session of the Florida Legislature, a bill designed to improve the availability and affordability of property insurance in Florida was passed and subsequently signed by the Governor. Among the significant provisions in the new law is a requirement that all companies that write private passenger automobile policies in Florida also write homeowners policies in Florida if they write homeowners policies in any other state. The law also expands the availability of reinsurance through the Florida Hurricane Catastrophe Fund, requires rate filings to reflect savings from the availability of such reinsurance, includes homeowners insurance under Florida’s existing excess profits regulations, and requires insurers to offer discounts for various deductible options and hurricane mitigation measures. The Company is closely monitoring the development of the regulations related to this new law, which are expected to become effective in the spring of 2007.

The Company is not able to determine the impact of any of the legal and regulatory changes described in the four paragraphs above. However, it is possible that the impact could adversely affect the Company and its results from operations.

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

The California FTB has audited the 1997 through 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company has not received examination results for the 2003 tax return. For the 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company, that are excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. Based on these assertions, the FTB issued notices of proposed tax assessments during 2006 for the 2001, 2002 and 2004 tax years totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company is also involved in proceedings incidental to its insurance business. See “Item 3. Legal Proceedings,” and “Note 10 of Notes to Consolidated Financial Statements.”

Critical Accounting Policies

Reserves

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Inflation is estimated and reflected in the reserving process through analysis of cost trends and reviews of historical reserving results.

The Company performs its own loss reserve analysis and also engages the services of consulting actuaries to assist in the estimation of loss reserves. The Company and the actuaries do not calculate a range of loss reserve estimates but rather calculate a point estimate. As with any actuarial estimates, there is uncertainty in the Company’s estimates of ultimate losses. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information.

At December 31, 2006, the Company recorded its point estimate of approximately $1,089 million in loss and loss adjustment expense reserves which includes approximately $306 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2006 and estimated future payments for reopened-claims reserves. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company analyzes loss reserves quarterly primarily using the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and industry claims data as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company and its actuaries evaluate the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

•

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

•

The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts.

•

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

•

The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company primarily uses this method for loss adjustment expenses because specific case reserves are generally not established for loss adjustment expenses.

In states with little operating history where there are insufficient claims data to prepare a reserve analysis relying solely on Company historical data, the Company generally projects ultimate losses using industry average loss data or expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

The Company’s consulting actuaries perform a quarterly analysis for the Company’s California, Florida and New Jersey automobile insurance lines of business (comprising approximately 80% of the Company’s business); a semi-annual analysis for mechanical breakdown, homeowners and Texas, Georgia and Illinois automobile insurance (comprising approximately 15% of the Company’s business); and an annual analysis for all other lines of business. The Company’s consulting actuaries use multiple estimation methods for most of the Company’s lines of business, depending on the particular facts and circumstances of the claim liabilities being evaluated. The Company considers the analysis performed by the consulting actuaries when establishing its reserves.

For the Company’s California automobile lines of business, the bodily injury (BI) reserves make up approximately 65% of the total reserve, material damage, including collision, comprehensive, and property damage (MD) reserves make up approximately 10% of the total reserve, and loss adjustment expense reserves make up approximately 25% of the total reserve. The BI reserves account for such a large portion of the total because BI claims tend to close much slower than MD claims. The majority of the loss adjustment expense reserves consist of estimated costs to defend BI claims, so those reserves also tend to close more slowly than MD claims. Loss development on MD reserves is generally insignificant because MD claims are closed quickly.

BI loss reserves are generally the most difficult to estimate because they take longer to close than most of the Company’s other coverages. The Company’s BI policy covers injuries sustained by any person other than the insured, except in the case of uninsured motorist and underinsured motorist BI coverage, which covers damages to the insured for BI caused by uninsured or underinsured motorists. BI payments are primarily for medical costs and general damages. The following table represents the typical closure patterns of BI claims in the California automobile insurance coverage:

	Claims Closed	% of total dollars paid
BI claims closed in the accident year reported	35% to 40%	15%
BI claims closed one year after the accident year reported	75% to 80%	60%
BI claims closed two years after the accident year reported	93% to 97%	90%
BI claims closed three years after the accident year reported	97% to 99%	98%

Claims that close during the initial accident year reported are generally the smaller, less complex claims that settle, on average, for approximately $2,000 to $2,500 whereas the average settlement, once all claims are closed in a particular accident year, is approximately $7,000. The Company creates incurred loss triangles to estimate ultimate losses utilizing historical reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company may from time to time adjust development factors to account for trends it sees in loss severity.

The Company estimates IBNR reserves as the difference between its projection of ultimate losses and the sum of payments the Company has made and case-basis reserves established for those losses. Assumptions, estimates and other factors that may impact the Company’s ultimate losses are discussed among the Company’s management and its internal or consulting actuaries, as the case may be, to determine the Company’s best estimate of ultimate losses. Through this process, the Company’s best estimate of ultimate reserves is recorded. The results of this analysis are shared quarterly with the Company’s Board of Directors and the Company’s independent auditors.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2006, the Company had negative development of approximately $20 million on the 2005 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2005 totaled approximately $1,023 million. The majority of the negative development was recognized in the second quarter of 2006. The negative development primarily relates to increases in the Company’s 2005 and prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey totaling approximately $20 million and $15 million, respectively, offset by positive development of approximately $15 million for business written in California.

In Florida, a large portion of the $20 million in adverse loss development relates to additional reserves recorded for large losses related primarily to extra-contractual claims. Extra-contractual losses are fairly infrequent but can amount to millions of dollars per claim, especially if the injured party sustained a serious injury such as a loss of a limb or paralysis. Consequently, these claims can have a large impact on the Company’s losses. During 2006, the Company had extra-contractual losses that settled for amounts much greater than the policy limits and much greater than expected. As a result of these settlements, the Company reevaluated its exposure to extra-contractual claims in Florida and increased its reserve estimates for prior accident years.

Typically, extra-contractual claims are those that settle for more than the policy limits because the original claim was denied, thus exposing the Company to losses greater than the policy limits. Claims may be denied for various reasons, including material misrepresentations made by the insured on the policy application or insureds that have violated prohibitions in the insurance contract or when there is fraud involved. During 2006, the Company established new claims handling and review procedures in Florida, as well as in other states, that are intended to reduce the risk of receiving extra-contractual claims. Consequently, the Company does not expect that Florida extra-contractual claims will continue to have a significant impact on the financial statements or reserves in the future. However, it is possible that these procedures will not prove entirely effective and the Company may continue to have material extra-contractual losses. It is also possible that the Company has not identified and established a sufficient reserve for all of the extra-contractual losses occurring in the older accident years, even though a comprehensive claims file review was undertaken, or that the Company will experience additional development on these reserves.

New Jersey is a no-fault state, which means that the majority of medical costs are paid directly by a policyholder’s insurance company rather than by the insurance company of the person who was at-fault in the accident. This coverage is known as personal injury protection (“PIP”) and in New Jersey the standard policy has a statutory limit of $250,000 per person. In New Jersey, the BI coverage provides compensation for “pain and suffering” that is above and beyond the normal medical costs that are provided by the PIP coverage. The PIP limits are very high in New Jersey and the BI cases are often more complicated and expensive than in other states, therefore they tend to take longer to settle. Consequently, establishing reserves for these coverages in New Jersey tends to be more difficult than in most of the Company’s other states. Adding to the reserving difficulty is the fact that the Company has a very short operating history in New Jersey, underwriting personal automobile insurance only since the fall of 2003.

At year-end 2005, due to the lack of sufficient operating history, the Company relied on industry loss data to determine the ultimate losses for the BI and PIP coverage’s in New Jersey. During 2006, more claims from accident year 2004 matured and closed and it became apparent that the Company was experiencing loss severities that were greater than those reserved for at December 31, 2005. As a result, the Company revised its reserve approach and now utilizes an approach that compares 2004 accident year losses to industry loss data and then extrapolates that relationship to the less developed 2005 and 2006 accident years. As a result of this, the Company increased its reserve estimates for the 2004 and 2005 accident years by approximately $15 million during 2006.

The reserve approach utilized for New Jersey assumes that there will not be significantly more development on the 2004 accident year claims, due to the maturity of those claims, and that the relationship between Company loss data and industry loss data in accident year 2005 and 2006 will be similar to that experienced in accident year 2004. At December 31, 2006, the Company recorded average BI loss severities that were higher than those from the industry loss data. For every 10% that recorded BI loss severities are increased on the 2005 and 2006 accident years, an additional loss reserve of approximately $7 million would be required, with the converse holding true if the loss severities recorded were reduced. As the 2005 and 2006 accident years continue to mature, there is likely to be additional development, however it is uncertain whether this development will be positive or adverse.

In California, the positive development of approximately $15 million included reserve redundancies occurring in the BI coverage reserves for the California automobile insurance lines of business totaling approximately $13 million for the year ended December 31, 2006. The Company had redundancies and deficiencies in its other coverages and lines of business offered in California which net to an immaterial amount.

BI inflation for the most recent accident years is one of the most difficult components of the Company’s reserves to estimate because a large portion of the claims have not yet been settled. As time passes and more claims from an accident year are settled, the actual inflation rate becomes more certain. Since there are still a significant number of open BI claims for the 2006 and 2005 accident years, it is possible that inflation rate assumptions will change as more claims are settled in the future. At December 31, 2006, the Company assumed BI inflation rates of approximately 4% on the 2006 and 2005 accident years in establishing reserves for the California automobile lines of business. The Company estimates that each percentage point change in the inflation rate assumption would impact total losses on an individual accident year by approximately $2.5 million.

Premiums

The Company complies with the SFAS No. 60 definition of how insurance enterprises should recognize revenue on insurance policies written. The Company’s insurance premiums are recognized as revenue ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, then a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

Investments

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In most cases, market valuations were drawn from trade data sources. In no case were any valuations made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company evaluates its investments for other than temporary declines and writes them off as realized losses through the consolidated statement of income, as required by SFAS No. 115, when recovery of the net book value appears doubtful. Temporary unrealized investment gains and losses are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that future information will become available about the Company’s current investments that would require accounting for them as realized losses due to other than temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheet to realized investment losses on the consolidated statement of income.

Contingent Liabilities

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Premiums earned in 2006 of $2,997.0 million increased 5.2% from the corresponding period in 2005. Net premiums written in 2006 of $3,044.8 million increased 3.2% over amounts written in 2005. The premium increases were principally attributable to increased policy sales. During 2006, the Company had no rate increases in California and implemented automobile rate increases in one of the twelve non-California states.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any effects of reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Net premiums written	$3,044,774	$2,950,523
Increase in unearned premiums	47,751	102,790

Earned premiums	$2,997,023	$2,847,733

The loss ratio (GAAP basis) in 2006 (loss and loss adjustment expenses related to premiums earned) was 67.5% compared with 65.4% in 2005. Negative development on prior accident years increased the 2006 loss ratio by 0.7 percentage points while positive development on prior accident years reduced the 2005 loss ratio by 1.6 percentage points. Florida hurricanes impacted the 2005 loss ratio by 1.0 percentage point and had no impact on the 2006 loss ratio. Contributing to the increase in the 2006 loss ratio is loss cost inflation.

The expense ratio (GAAP basis) in 2006 (policy acquisition costs and other operating expenses related to premiums earned) was 27.5% compared with 27.0% in 2005. Increases in costs related to information technology initiatives led to a slight increase in the expense ratio in 2006.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 95.0% in 2006 compared with 92.4% in 2005.

Net investment income in 2006 was $151.1 million compared with $122.6 million in 2005. The after-tax yield on average investments of $3,325.4 million (cost basis) was 3.8%, compared with 3.5% on average investments of $3,058.1 million (cost basis) in 2005. The effective tax rate on investment income was 15.5% in 2006, compared to 13.8% in 2005. The higher tax rate in 2006 reflects a shift in the mix of the Company’s portfolio from non-taxable to taxable securities. Proceeds from bonds which matured or were called in 2006 totaled $522.2 million, compared to $409.5 million in 2005. Assuming market interest rates remain at current levels, the Company expects approximately $482 million of bonds to mature or be called in 2007. The Company expects to reinvest any proceeds into securities meeting the Company’s investment profile.

Net realized investment gains in 2006 were $15.4 million, compared with net realized investment gains of $16.2 million in 2005. Included in the net realized investment gains are investment write-downs of $2.0 million in 2006 and $2.2 million in 2005 that the Company considered to be other-than-temporarily impaired.

The income tax provision for 2006 of $97.6 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 26.4% in 2006 compared with an effective rate of 28.2% in 2005. The lower rate after the exclusion in 2006 is primarily attributable to an increased proportion of tax-exempt investment income and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income in 2006 was $214.8 million or $3.92 per share (diluted) compared with $253.3 million or $4.63 per share (diluted) in 2005. Diluted per share results are based on a weighted average of 54.8 million shares in 2006 and 54.7 million shares in 2005. Basic per share results were $3.93 in 2006 and $4.64 in 2005. Included in net income are net realized investment gains, net of income tax expense, of $0.18 and $0.19 per share (diluted and basic) in 2006 and 2005, respectively.

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

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any effects of reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Net premiums written	$2,950,523	$2,646,704
Increase in unearned premiums	102,790	118,068

Earned premiums	$2,847,733	$2,528,636

The loss ratio (GAAP basis) in 2005 (loss and loss adjustment expenses related to premiums earned) was 65.4% compared with 62.6% in 2004. Losses from Florida hurricanes negatively impacted the 2005 and 2004 loss ratios by 1.0 percentage point and 0.9 percentage point, respectively. Positive development on prior accident years reduced the 2005 loss ratio by 1.6 percentage points compared to a 2.3 percentage point reduction in the 2004 loss ratio. Without the impact of Florida hurricanes or loss development, the loss ratios would have been 66.0% for 2005 and 64.0% for 2004, a 2.0 percentage point increase. Increases in California homeowners losses accounted for approximately 1.0 percentage point of the difference between 2004 and 2005 loss ratios. These losses were higher primarily due to increased claims caused by Santa Ana windstorms during the first quarter of 2005. Also contributing to the increase in the 2005 loss ratio is higher average auto repair costs due to increasing costs of automobile parts and labor.

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

Liquidity and Capital Resources

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay, without extraordinary approval, ordinary dividends of approximately $247 million in 2007. Extraordinary dividends, defined by the DOI, require DOI extraordinary approval. Actual dividends paid from the Insurance Companies to Mercury General during 2006 was $168 million. As of December 31, 2006, Mercury General also had approximately $61 million in fixed maturity securities, equity securities and short-term cash investments that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

Through the Insurance Companies, the Company has generated positive cash flow from operations for over twenty consecutive years, in excess of $100 million every year since 1994 and over $350 million for each of the past four years. During this same period, the Company has not been required to liquidate any of its fixed maturity investments to settle claims or other liabilities. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. Combined with cash and short term investments of $329.9 million at December 31, 2006, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in 2006 was $361.9 million, a decrease of $139.7 million over the same period in 2005. This decrease was primarily due to the slowdown in growth of premiums reflecting a softening market condition in personal automobile insurance coupled with an increase in loss and loss adjustment expenses paid in 2006. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology such as the NextGen and IBS computer systems and the payment of dividends to its shareholders. Excess cash was invested in short-term cash investments. Funds derived from the sale, redemption or maturity of fixed maturity investments of $2,434.9 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The market value of all investments held at market as “Available for Sale” exceeded amortized cost of $3,392.3 million at December 31, 2006 by $107.4 million. That net unrealized gain, reflected in shareholders’ equity, net of applicable tax effects, was $69.7 million at December 31, 2006, compared with $66.5 million at December 31, 2005.

At December 31, 2006, the average rating of the $2,899.0 million bond portfolio at market (amortized cost $2,851.7 million) was AA, the same as the average rating at December 31, 2005. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2006, bond holdings rated below investment grade totaled $48.6 million at market (cost $43.8 million) representing 1.4% of total investments. This compares to approximately $51.1 million at market (cost $49.8 million) representing 1.6% of total investments at December 31, 2005.

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2006:

	Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$133,733	$132,477
Municipal bonds	2,282,877	2,335,962
Mortgage-backed securities	273,420	271,733
Corporate bonds	157,893	155,049
Redeemable preferred stock	3,792	3,766

	$2,851,715	$2,898,987

Equity securities:
Common stock:
Public utilities	$123,289	$171,319
Banks, trusts and insurance companies	9,731	11,996
Industrial and other	77,222	85,466
Non-redeemable preferred stock	48,068	49,668

	$258,310	$318,449

Short-term cash investments	$282,302	$282,302

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the consolidated statement of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value. The Company recognized $2.0 million and $2.2 million in realized losses as other-than-temporary declines to its investment securities during 2006 and 2005, respectively.

The following table presents the “aging” of pre-tax unrealized losses on investments that exceed 20% of amortized cost as of December 31, 2006:

	Aging of Unrealized Losses
	Amortized Cost	0-6 Months	6-12 Months	Over 12 Months	Total
	(Amounts in thousands)
Fixed Maturities:
Investment grade	$—	$—	$—	$—	$—
Non-investment grade	—	—	—	—	—
Equity securities	2,260	690	—	—	690

	$2,260	$690	$—	$—	$690

Aged unrealized losses as a % of amortized cost:
Equity securities
20-50% below amortized cost		93%
Over 50% below amortized cost		7%

The unrealized losses of $0.7 million in the table above are comprised of two equity securities with losses of $0.3 million and $0.1 million, and ten equity securities with losses less than $0.1 million. Based upon the Company’s analysis of these securities, the unrealized losses for these securities are treated as temporary declines. Note 2 of the Notes to Consolidated Financial Statements provides a further discussion of unrealized gains and losses of the investment portfolio.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced the interest expense in 2006 and 2005 when the effective interest rate was 6.6% and 5.3%, respectively. However, if the LIBOR interest rate increases in the future as it did during 2005 and 2006, the Company will incur higher interest expense in the future. The swap is designated as a fair value hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See “Item 7A. Quantitative and Qualitative Disclosures About Market Risks.”

Under the Company’s stock repurchase program, the Company may purchase over a one-year period up to $200 million of Mercury General’s common stock. The purchases may be made from time to time in the open market at the discretion of management. The program will be funded by dividends received from the Company’s insurance subsidiaries that generate cash flow through the sale of lower yielding tax-exempt bonds and internal cash generation. Since the inception of the program in 1998, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The purchased shares were retired. No stock has been purchased since 2000.

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements that are compared to the Company’s actual capital level. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2006. Each of the Insurance Companies’ policyholders’ statutory surplus exceeded the highest level of minimum required capital.

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

The Company is implementing a Next Generation (“NextGen”) computer system to replace its existing underwriting, billings, claims and commissions legacy systems. The NextGen system has been successfully implemented in Virginia, New York, and Florida. The Company expects to implement NextGen in California in 2007 and the majority of its other states by the end of 2008. The Company has currently spent approximately $32 million on NextGen since 2002. During 2006, the Company embarked on another information technology project, Internet Business Strategy (“IBS”). IBS will provide the Company’s agents and brokers with an improved ability to access resources relevant to writing and maintaining their book of business. It will also provide customers and potential customers with the ability to obtain a quote and self-services through the internet. IBS is planned to be rolled out by phases starting in late 2007. The implementation costs of these two projects are well within the Company’s financial capacity and are expected to provide a positive benefit to the Company for an extended future period.

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2006, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$179,405	$9,865	$29,841	$139,699	$—
Lease obligations	24,172	8,874	13,653	1,645	—
Losses and loss adjustment expenses	1,088,822	705,004	341,464	34,598	7,756

Total Contractual Obligations	$1,292,399	$723,743	$384,958	$175,942	$7,756

Notes to Contractual Obligations Table:

The amount of interest included in the Company’s debt obligations was calculated using the fixed rate of 7.25% on the senior notes and LIBOR plus 175 basis points or 7.13% at December 31, 2006 on its mortgage note. The Company is party to an interest rate swap of its fixed rate obligations on its senior notes for a floating rate of six month LIBOR plus 107 basis points. Using the effective annual interest rate of 6.6% in 2006, the total contractual obligations on debt would be $176 million with $9 million due within 1 year, $28 million due between 1 and 3 years, and $139 million due in years 4 and 5.

The Company’s outstanding debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations thereunder.

Unlike many other forms of contractual obligations, loss and loss adjustment expenses do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense payments to be made by period, as shown above, are estimates.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all of the Insurance Companies of $1,579.2 million at December 31, 2006, and net premiums written of $3,044.8 million, the ratio of premium writings to surplus was 1.9 to 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2006 comprised approximately 83% of total investments at market value. Tax-exempt bonds represent 80% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for approximately 9% of total investments at market value. The remaining 8% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the bond portfolio is 4.0 years at December 31, 2006 compared to 2.9 years and 3.2 years at December 31, 2005 and 2004, respectively. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio at December 31, 2006 would decrease by approximately $117 million.

At December 31, 2006, the Company’s strategy for common equity investments is an active strategy whose primary objective is current income with a secondary objective of capital appreciation. The market value of the equity investment consists of $268.7 million in common stocks and $49.7 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U.S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

At December 31, 2006, the duration on the Company’s non-sinking fund preferred stock portfolio was 2.7 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2006 by approximately $1.3 million, with all other factors remaining constant.

The common equity portfolio, representing approximately 8% of total investments at market value, consists primarily of public utility and energy sector common stocks. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.21. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $60 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed 7.25% rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

New Accounting Standards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results from prior periods. Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest. The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. The Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective January 1, 2007 for the Company. The adoption of FIN No. 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of and framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 did not have an effect on its results of operations or financial position.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of SOP 05-1 on its results of operations and financial position. The Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No. 133. It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company is currently assessing the impact of adopting SFAS No. 155 on its consolidated financial statements.

Forward-looking statements

Certain statements in this report on Form 10-K or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements contained in the this Form 10-K and in other reports or public statements made by us.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, our success in expanding our business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, our ability to obtain and the timing of the approval of the California DOI for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where we do business, the level of investment yields we are able to obtain with our investments in comparison to recent yields and the market risk associated with our investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of our pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, and all of which are difficult to predict and many of which are beyond our control. GAAP prescribes when we may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

From time to time, forward-looking statements are also included in our quarterly reports on Form 10-Q and current reports on Form 8-K, in press releases, in presentations, on our web site and in other materials released to the public. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document we incorporate by reference, any other report we file with the SEC or any other public statement made by us, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors.”

Quarterly Data

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006
Earned premiums	$736,680	$753,350	$753,122	$753,871
Income before income taxes	$105,214	$49,558	$91,419	$66,218
Net income	$58,646	$37,812	$68,227	$50,132
Basic earnings per share	$1.07	$0.69	$1.25	$0.89
Diluted earnings per share	$1.07	$0.69	$1.25	$0.92
Dividends declared per share	$0.48	$0.48	$0.48	$0.48

2005
Earned premiums	$684,714	$707,261	$722,899	$732,859
Income before income taxes	$83,845	$103,649	$104,169	$60,976
Net income	$60,424	$73,602	$73,014	$46,219
Basic earnings per share	$1.11	$1.35	$1.34	$0.85
Diluted earnings per share	$1.10	$1.35	$1.33	$0.84
Dividends declared per share	$0.43	$0.43	$0.43	$0.43

Quarterly results can be affected by many factors including development on loss reserves, catastrophes, realized gains and losses related to the timing of the sale or write-down of investments and the establishment of liabilities for loss contingencies that meet probability thresholds as required by GAAP. For the quarter ended June 30, 2006, net income was negatively impacted by adverse loss reserve development recorded primarily for the Company’s Florida and New Jersey automobile lines of business. (See “Critical Accounting Policies – Reserves.”) For the quarter ended December 31, 2005, net income was negatively impacted by approximately $16 million, net of tax benefit, from losses caused by Hurricane Wilma that struck Florida on October 24, 2005. The Company was not materially affected by any significant catastrophes in 2006.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercury General Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A, that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Mercury General Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mercury General Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 26, 2007

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

Amounts expressed in thousands, except share data

ASSETS
	2006	2005
Investments:
Fixed maturities available for sale (amortized cost $2,851,715 in 2006 and $2,593,745 in 2005)	$2,898,987	$2,645,555
Equity securities available for sale (cost $258,310 in 2006 and $225,310 in 2005)	318,449	276,108
Short-term cash investments, at cost, which approximates Market	282,302	321,049

Total investments	3,499,738	3,242,712
Cash	47,606	69,784
Receivables:
Premiums receivable	298,772	284,783
Premium notes	29,613	27,002
Accrued investment income	34,307	33,051
Other	10,085	19,724

Total receivables	372,777	364,560
Deferred policy acquisition costs	209,783	197,943
Current income taxes	—	11,219
Fixed assets, net	152,260	136,779
Other assets	18,898	27,871

Total assets	$4,301,062	$4,050,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,088,822	$1,022,603
Unearned premiums	950,344	902,567
Notes payable	141,554	143,540
Accounts payable and accrued expenses	137,194	137,661
Current income taxes	18,241	—
Deferred income taxes	33,608	37,456
Other liabilities	207,169	199,204

Total liabilities	2,576,932	2,443,031

Commitments and contingencies Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,669,606 shares in 2006 and 54,605,406 in 2005	66,436	63,103
Accumulated other comprehensive income	69,652	66,549
Retained earnings	1,588,042	1,478,185

Total shareholders’ equity	1,724,130	1,607,837

Total liabilities and shareholders’ equity	$4,301,062	$4,050,868

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

Amounts expressed in thousands, except per share data

	2006	2005	2004
Revenues:
Earned premiums	$2,997,023	$2,847,733	$2,528,636
Net investment income	151,099	122,582	109,681
Net realized investment gains	15,436	16,160	25,065
Other	5,185	5,438	4,775

Total revenues	3,168,743	2,991,913	2,668,157

Expenses:
Losses and loss adjustment expenses	2,021,646	1,862,936	1,582,254
Policy acquisition costs	648,945	618,915	562,553
Other operating expenses	176,563	150,201	111,285
Interest	9,180	7,222	4,222

Total expenses	2,856,334	2,639,274	2,260,314

Income before income taxes	312,409	352,639	407,843
Income tax expense	97,592	99,380	121,635

Net income	$214,817	$253,259	$286,208

Basic earnings per share	$3.93	$4.64	$5.25

Diluted earnings per share	$3.92	$4.63	$5.24

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,

Amounts expressed in thousands

	2006	2005	2004
Net income	$214,817	$253,259	$286,208
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	12,144	(10,687)	14,127
Less: reclassification adjustment for net gains included in net income	(7,373)	(10,868)	(20,701)

Other comprehensive income (loss), before tax	4,771	(21,555)	(6,574)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	4,248	(3,751)	4,955
Income tax benefit related to reclassification adjustment for net gains included in net income	(2,580)	(3,804)	(7,245)

Comprehensive income, net of tax	$217,920	$239,259	$281,924

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31,

Amounts expressed in thousands

	2006	2005	2004
Common stock, beginning of year	$63,103	$60,206	$57,453
Proceeds of stock options exercised	1,943	2,394	2,188
Share-based compensation expense	885	—	—
Tax benefit on sales of incentive stock options	505	503	565

Common stock, end of year	66,436	63,103	60,206

Accumulated other comprehensive income, beginning of year	66,549	80,549	84,833
Net increase (decrease) in other comprehensive income, net of tax	3,103	(14,000)	(4,284)

Accumulated other comprehensive income, end of year	69,652	66,549	80,549

Retained earnings, beginning of year	1,478,185	1,318,793	1,113,217
Net income	214,817	253,259	286,208
Dividends paid to shareholders	(104,960)	(93,867)	(80,632)

Retained earnings, end of year	1,588,042	1,478,185	1,318,793

Total shareholders’ equity	$1,724,130	$1,607,837	$1,459,548

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

Amounts expressed in thousands

	2006	2005	2004
Cash flows from operating activities:
Net income	$214,817	$253,259	$286,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,262	18,781	16,192
Net realized investment gains	(15,436)	(16,160)	(25,065)
Bond amortization, net	4,701	11,814	7,797
Excess tax benefit from exercise of stock options	(505)	—	—
Increase in premiums receivable	(13,989)	(14,741)	(39,812)
Increase in premium notes receivable	(2,611)	(3,300)	(1,082)
Increase in deferred policy acquisition costs	(11,840)	(23,103)	(27,889)
Increase in unpaid losses and loss adjustment expenses	66,219	121,859	102,817
Increase in unearned premiums	47,777	102,888	117,934
Increase (decrease) in accrued income taxes payable, excluding deferred tax on change in unrealized gain	24,435	(6,443)	13,698
(Decrease) increase in accounts payable and accrued expenses	(467)	(1,175)	39,447
Share-based compensation	886	—	—
Other, net	23,692	57,918	(46,073)

Net cash provided by operating activities	361,941	501,597	444,172
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(2,701,195)	(1,787,879)	(1,076,940)
Sales	1,912,718	937,481	396,815
Calls or maturities	522,193	409,520	363,372
Equity securities available for sale:
Purchases	(429,564)	(406,974)	(247,401)
Sales	404,730	401,016	278,346
Decrease (increase) in receivable for securities	3,067	(1,070)	(716)
Decrease (increase) in short-term cash investments	38,747	100,320	(91,557)
Purchase of fixed assets	(40,644)	(42,211)	(26,185)
Sale of fixed assets	529	1,211	797
Other, net	7,812	8,958	6,768

Net cash used in investing activities	(281,607)	(379,628)	(396,701)
Cash flows from financing activities:
Dividends paid to shareholders	(104,960)	(93,867)	(80,632)
Excess tax benefit from exercise of stock options	505	—	—
Proceeds from stock options exercised	1,943	2,394	2,188

Net cash used in financing activities	(102,512)	(91,473)	(78,444)

Net increase (decrease) in cash	(22,178)	30,496	(30,973)
Cash:
Beginning of the year	69,784	39,288	70,261

End of the year	$47,606	$69,784	$39,288

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company operates primarily as a private passenger automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, commercial automobile and property insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and umbrella insurance. The private passenger automobile lines of insurance exceeded 84% of the Company’s net premiums written in 2006, 2005 and 2004, with approximately 75%, 73% and 76% of the private passenger automobile premiums written in the state of California during 2006, 2005 and 2004, respectively.

The consolidated financial statements include the accounts of Mercury General Corporation (the “Company”) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, Mercury Indemnity Company of America, Mercury Insurance Services, LLC (“MISLLC”), American Mercury Insurance Company (“AMI”), Mercury Select Management Company, Inc. (“MSMC”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”). American Mercury MGA, Inc. (“AMMGA”), is a wholly-owned subsidiary of AMI. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements also include Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding MSMC, AMMGA, and MISLLC, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

Investments

Fixed maturities available-for-sale include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Fixed maturities available-for-sale, which include bonds and sinking fund preferred stocks, are carried at market. Investments in equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market. Short-term cash investments are carried at cost, which approximates market.

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

December 31, 2006 and 2005

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

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option.

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company categorizes all of its investments in debt and equity securities as available-for-sale. Accordingly, all investments, including cash and short-term cash investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 of the Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and accrued expenses and other liabilities is equivalent to the estimated fair value of those items.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets and other receivables. Net premiums of $3.04 billion, $2.95 billion, and $2.65 billion were written in 2006, 2005 and 2004, respectively.

One broker produced direct premiums written of approximately 13%, 14% and 14% of the Company’s total direct premiums written during 2006, 2005 and 2004, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

deferred and amortized to expense ratably over the terms of the policies. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period, plus estimates, based upon past experience, of ultimate developed costs which may differ from case estimates and estimates of unreported claims. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials or labor rates can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the occurrence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail property damage claims, tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company analyzes loss reserves quarterly primarily using the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and industry claims data as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company and its actuaries evaluate the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

•

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

•

The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts.

•

The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The average severity method coupled with the claim

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

count development method provide meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing reserves.

•

The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company primarily uses this method for loss adjustment expenses because specific case reserves are generally not established for loss adjustment expenses.

In states with little operating history where there are insufficient claims data to prepare a reserve analysis relying solely on Company historical data, the Company generally projects ultimate losses using industry average loss data or expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

Depreciation and Amortization

Buildings, furniture and equipment and purchased software are stated at cost and depreciated over 30-year and 3-year to 10-year periods, respectively, on a combination of straight-line and accelerated methods. Automobiles are depreciated over 5 years, using an accelerated method. Internally developed computer software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding five years. Leasehold improvements are stated at cost and amortized over the life of the associated lease.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company has entered into a hedge transaction that converts fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The fair value hedge and the hedged debt are adjusted to current market values in accordance with SFAS No. 133, as amended, as discussed in Note 5.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. The Company does not have any operations that require separate disclosure as operating segments.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

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

The Insurance Companies, as primary insurers, will be required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Supplemental Cash Flow Information

A summary of interest and income taxes paid is as follows:

	Year Ended December 31,
	2006	2005	2004
Interest	$8,702,000	$5,649,000	$3,329,000
Income taxes	$73,144,000	$105,811,000	$107,277,000

In 2005, the Company assumed a mortgage note payable of $11,250,000 in connection with the acquisition of an office building in Florida.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under that method, when options are granted with a strike price equal to or greater than market price on the date of issuance, there is no impact on earnings either on the date of the grant or thereafter, absent modification to the options. Accordingly, the Company recognized no share-based compensation expense in periods prior to January 1, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results from prior periods. Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest. The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. The Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 becomes effective January 1, 2007 for the Company. The adoption of FIN No. 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of and framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 did not have an effect on its results of operations or financial position.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of SOP 05-1 on its results of operations and financial position. The Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No. 133. It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company is currently assessing the impact of adopting SFAS No. 155 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)    Investments and Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Interest and dividends on fixed maturities	$130,339	$100,403	$95,340
Dividends on equity securities	8,152	10,149	10,963
Interest on short-term cash investments	15,557	13,827	4,796

Total investment income	154,048	124,379	111,099
Investment expense	2,949	1,797	1,418

Net investment income	$151,099	$122,582	$109,681

A summary of net realized investment gains (losses) is as follows:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$(3,611)	$(280)	$(82)
Equity securities	19,047	16,440	25,147

	$15,436	$16,160	$25,065

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

Gross gains and losses realized on the sales of investments (excluding calls and other-than-temporarily impaired securities) are shown below:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$541	$604	$474
Gross realized losses	(3,778)	(1,539)	(1,316)

Net	$(3,237)	$(935)	$(842)

Equity securities available for sale:
Gross realized gains	$30,990	$26,799	$29,863
Gross realized losses	(10,955)	(8,330)	(4,259)

Net	$20,035	$18,469	$25,604

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit) is as follows:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$(4,538)	$(28,546)	$(8,869)
Income tax benefit	(1,589)	(9,990)	(3,104)

	$(2,949)	$(18,556)	$(5,765)

Equity securities	$9,311	$6,988	$2,530
Income tax expense	3,259	2,432	876

	$6,052	$4,556	$1,654

Accumulated unrealized gains and losses on securities available for sale are as follows:

	December 31,
	2006	2005
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$63,705	$66,421
Unrealized losses	(16,433)	(14,611)
Tax effect	(16,545)	(18,134)

	$30,727	$33,676

Equity securities available for sale:
Unrealized gains	$65,709	$56,041
Unrealized losses	(5,837)	(5,467)
Tax effect	(20,947)	(17,701)

	$38,925	$32,873

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The amortized costs and estimated market values of investments in fixed maturities available-for-sale as of December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$133,733	$36	$1,292	$132,477
Obligations of states and political subdivisions	2,282,877	59,780	6,695	2,335,962
Mortgage-backed securities	273,420	1,179	2,866	271,733
Corporate securities	157,893	2,709	5,553	155,049
Redeemable preferred stock	3,792	1	27	3,766

Totals	$2,851,715	$63,705	$16,433	$2,898,987

The amortized costs and estimated market values of investments in fixed maturities available-for-sale as of December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,456	$82	$2,102	$199,436
Obligations of states and political subdivisions	2,042,289	63,158	6,636	2,098,811
Mortgage-backed securities	206,248	312	3,207	203,353
Corporate securities	139,275	2,827	2,657	139,445
Redeemable preferred stock	4,477	42	9	4,510

Totals	$2,593,745	$66,421	$14,611	$2,645,555

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value. The Company recognized $2.0 million and $2.2 million in realized losses as other-than-temporary declines to its investment securities during 2006 and 2005, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$127	$34,167	$1,165	$84,517	$1,292	$118,684
Obligations of states and political subdivisions	3,140	436,060	3,555	181,190	6,695	617,250
Corporate securities	927	39,263	4,626	61,136	5,553	100,399
Mortgage-backed securities	1,043	83,784	1,823	70,457	2,866	154,241
Redeemable preferred stock	27	2,772	—	—	27	2,772

Subtotal, debt securities	5,264	596,046	11,169	397,300	16,433	993,346
Equity securities	5,153	48,653	684	15,323	5,837	63,976

Total temporarily impaired securities	$10,417	$644,699	$11,853	$412,623	$22,270	$1,057,322

At December 31, 2006, the Company had a net unrealized gain on all investments of $107.4 million before income taxes, which is comprised of unrealized gains of $129.7 million offset by unrealized losses of $22.3 million. Unrealized losses represent 0.7% of total investments at amortized cost. The Company’s investment portfolio includes approximately 554 securities in a gross unrealized loss position. Of these unrealized losses, approximately $16.5 million relate to fixed maturity investments and the remaining $5.8 million relate to equity securities. Approximately $21.6 million of the unrealized losses are represented by a large number of individual securities with unrealized losses of less than 20% of each security’s amortized cost. The remaining $0.7 million represents unrealized losses that exceed 20% of amortized costs.

Based upon the Company’s analysis of the securities, which includes consideration of the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $22.3 million at December 31, 2006 were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other-than-temporary.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

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

Unrealized losses that have been in continuous unrealized loss position over 12 months amounted to 0.34% of the total investment market value at December 31, 2006 compared to 0.21% at December 31, 2005. The slight increase is largely due to a decrease in market values of fixed maturity securities as a result of an increase in market interest rates.

At December 31, 2006, bond holdings rated below investment grade were 1.3% of total investments at cost. The average rating of the bond portfolio was AA, investment grade. The amortized cost and estimated market value of fixed maturities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$62,424	$62,435
Due after one year through five years	241,767	243,252
Due after five years through ten years	754,995	769,868
Due after ten years	1,519,109	1,551,699
Mortgage-backed securities	273,420	271,733

	$2,851,715	$2,898,987

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2006	2005
	(Amounts in thousands)
Land	$15,848	$14,502
Buildings	87,529	81,939
Furniture and equipment	110,159	93,198
Capitalized software	52,361	46,894
Leasehold improvements	4,211	2,636

	270,108	239,169
Less accumulated depreciation	(117,848)	(102,390)

Net fixed assets	$152,260	$136,779

Depreciation expense, including amortization of leasehold improvements was $24.3 million, $18.8 million, and $16.2 million during 2006, 2005 and 2004, respectively.

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Balance, beginning of year	$197,943	$174,840	$146,951
Costs deferred during the year	660,785	642,018	590,442
Amortization charged to expense	(648,945)	(618,915)	(562,553)

Balance, end of year	$209,783	$197,943	$174,840

(5)    Notes Payable

Notes Payable consists of the following:

	December 31,
	2006	2005
	(Amounts in thousands)
Unsecured senior notes	$130,304	$132,290
Mortgage note	11,250	11,250

	$141,554	$143,540

On August 7, 2001, the Company issued $125 million of senior notes payable under a $300 million shelf registration filed with the Securities and Exchange Commission in July 2001. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon rate payable on February 15 and August 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million,

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount of 99.723%, resulting in the effective annualized interest rate including debt issuance costs of approximately 7.44%.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap reduced interest expense in 2004, 2005 and 2006, but does expose the Company to higher interest expense in future periods if LIBOR rates increase. The effective annualized interest rate was 6.6% and 5.3% in 2006 and 2005, respectively. The swap is designated as a fair value hedge and qualifies for the “shortcut method” under SFAS No. 133, because the hedge is deemed to have no ineffectiveness. The fair value of the interest rate swap was $5,496,000 and $7,516,000 at December 31, 2006 and 2005, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase to notes payable. The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during 2006 and 2005.

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

The aggregated maturities for notes payable are as follows:

Year	Maturity
2007	$0
2008	$11,250,000
2009	$0
2010	$0
Thereafter	$125,000,000

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

(6)    Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Federal
Current	$80,069	$82,509	$101,259
Deferred	(7,169)	13,520	9,916

	$72,900	$96,029	$111,175

State
Current	$23,039	$2,463	$5,257
Deferred	1,653	888	5,203

	$24,692	$3,351	$10,460

Total
Current	$103,108	$84,972	$106,516
Deferred	(5,516)	14,408	15,119

Total	$97,592	$99,380	$121,635

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Computed tax expense at 35%	$109,343	$123,424	$142,745
Tax-exempt interest income	(33,325)	(28,187)	(26,288)
Dividends received deduction	(1,902)	(2,333)	(2,509)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	5,245	4,474	4,193
Other, net	18,231	2,002	3,494

Income tax expense	$97,592	$99,380	$121,635

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2006	2005
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$68,975	$67,579
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	17,812	14,578
Write-down of impaired investments	4,757	4,683
Other deferred tax assets	3,478	2,553

Total gross deferred tax assets	95,022	89,393

Deferred tax liabilities
Deferred acquisition costs	(73,424)	(69,280)
Tax liability on net unrealized gain on securities carried at market value	(37,492)	(35,824)
Tax depreciation in excess of book depreciation	(10,967)	(13,045)
Accretion on bonds	(914)	(315)
Undistributed earnings of insurance subsidiaries	(4,510)	(3,606)
Other deferred tax liabilities	(1,323)	(4,779)

Total gross deferred tax liabilities	(128,630)	(126,849)

Net deferred tax liabilities	$(33,608)	$(37,456)

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

The California FTB has audited the 1997 through 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company has not received examination results for the 2003 tax return. For the 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that is excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

disallowed. Based on these assertions, the FTB issued notices of proposed tax assessments in January 2006 for the 2001 and 2002 tax years and in October 2006 for the 2004 tax year totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Gross reserves for losses and loss adjustment expenses at beginning of year	$1,022,603	$900,744	$797,927
Less reinsurance recoverable	(16,969)	(14,137)	(11,771)

Net reserves, beginning of year	1,005,634	886,607	786,156
Incurred losses and loss adjustment expenses related to:
Current year	2,000,357	1,909,453	1,640,197
Prior years	21,289	(46,517)	(57,943)

Total incurred losses and loss adjustment expenses	2,021,646	1,862,936	1,582,254

Loss and loss adjustment expense payments related to:
Current year	1,311,982	1,218,784	1,020,154
Prior years	632,905	525,125	461,649

Total payments	1,944,887	1,743,909	1,481,803

Net reserves for losses and loss adjustment expenses at end of year	1,082,393	1,005,634	886,607
Reinsurance recoverable	6,429	16,969	14,137

Gross reserves, end of year	$1,088,822	$1,022,603	$900,744

The increase in the provision for insured events of prior years in 2006 relates largely to the unexpected development of several large extra-contractual claims in the state of Florida and increases in reserve estimates for the bodily injury and personal injury protection coverages in New Jersey.

The decrease in the provision for insured events of prior years in 2005 and 2004 relates largely to a decrease in the estimated inflation rates on earlier accident years on bodily injury coverage for California automobile insurance. During 2005, the state of Florida was struck by several hurricanes. The pre-tax loss resulting from these hurricanes was approximately $27 million. This compares with pre-tax loss of approximately $22 million incurred from hurricanes in 2004.

(8)    Shareholder Dividends and Dividend Restrictions

The following table summarizes shareholder dividends paid in total and per-share:

	2006	2005	2004
Total paid	$104,960,000	$93,867,000	$80,632,000
Per-share	$1.92	$1.72	$1.48

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2007, the direct insurance subsidiaries of the Company are permitted to pay approximately $247 million in dividends to the Company without the prior approval of the Department of Insurance (“DOI”) of the states of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2006 and 2005, the Insurance Companies paid dividends to Mercury General Corporation of $168.0 million and $134.0 million, respectively.

(9)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2006, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $238.1 million, $253.8 million and $270.5 million for 2006, 2005 and 2004, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities was $1,579.2 million and $1,487.6 million as of December 31, 2006 and 2005 respectively.

(10)    Commitments and Contingencies

Leases

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2012. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to approximately $1,000,000 and $1,000,000 at December 31, 2006 and 2005, respectively. Total rent expense under these lease agreements was $8,292,000, $7,175,000 and $6,921,000 for 2006, 2005 and 2004, respectively.

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2007	$8,372
2008	6,320
2009	4,292
2010	3,041
2011	1,531
Thereafter	114

Litigation

The Company is, from time to time, named as a defendant in various lawsuits relating to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, it is not expected to be material to the Company’s financial condition.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al., was originally filed on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff also attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for the Plaintiff asked Mercury to engage in settlement discussions. The Court agreed to stay the matter and counsel for the Plaintiff and the Company met on several occasions to seek resolution, but none was reached.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. In view of the then on-going settlement discussions with the Plaintiff, the Company did not seek further appellate review of the Court’s ruling, but is now contemplating whether to challenge FTCR’s participation in the case since the class settlement was not approved.

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which Plaintiff’s counsel now has indicated will be voluntarily dismissed. The Court also granted the Company’s request to strike the punitive damage claim. It is expected that the Court will establish a schedule for discovery and briefing on the issue of administrative estoppel (that is whether the Company’s conduct was protected and/or reasonable since the persistency discount was part of a rate filing plan approved by the California DOI). The parties have agreed to litigate this issue first.

While the ultimate outcome of this case cannot be anticipated at this time, the Company will continue to vigorously defend this case.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and scheduled a case management conference to discuss notifying class members. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Robert Dolan, et al. v. Mercury Insurance Company, et al., is a collective action claim filed in April of 2006, in the United States District Court for the Middle District of Florida. The plaintiffs, former automobile policy field adjusters, claim that they and the members of the class they seek to represent were denied overtime compensation in violation of the federal Fair Labor Standards Act. The plaintiffs are seeking certification of a nationwide class of field adjusters for a period of three years preceding the filing of the action, and recovery of allegedly unpaid overtime compensation, liquidated damages, and attorneys’ fees and costs. The Court has granted conditional certification for notice purposes. In February 2007, the Company and the Plaintiff reached a preliminary settlement which is subject to review and approval by the Court. The ultimate outcome of this case cannot be anticipated at this time and the Company cannot determine if the settlement will be approved by the Court or the potential impact of the settlement or the case, if the settlement is not approved, on the Company’s financial results.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements.

(11)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee Profit Sharing Plan (the “Plan”). The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. The annual contribution was $1,900,000, $1,850,000 and $1,700,000 for 2006, 2005 and 2004, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $4,512,000, $3,861,000 and $2,841,000 for 2006, 2005 and 2004, respectively.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants. The Company recognized $1,200,000, $1,100,000 and $1,000,000 as compensation expense in 2006, 2005 and 2004, respectively.

(12)    Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Equity Incentive Award Plan (the “2005 Plan”) which succeeds the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 5,400,000 shares of Common Stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. The maximum number of shares that may be issued under the 2005 Plan is 5,400,000. As of December 31, 2006, only options and restricted stock awards have been granted under these plans. Options granted for which the Company has recognized share-based compensation expense generally become exercisable 20% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years.

On May 5, 2006, the Company’s Compensation Committee approved the grant of 17,385 shares of restricted stock under the 2005 Plan. The restricted stock was to vest in four equal installments of 25% on the first four anniversaries of the grant date. All of the 17,385 shares of the restricted stock were cancelled as of October 30, 2006 following the resignation of the Company’s officer who received the award.

The effect of adopting SFAS No. 123R on the Company’s consolidated financial statements in 2006 is as follows:

Share-based compensation expense	$885,000
Tax benefit	(260,000)

Net decrease in net income	$625,000

Effect on:
Basic earnings per common share	$(0.01)
Diluted earnings per common share	$(0.01)

Effect on:
Cash flows from operating activities	$(505,000)
Cash flows from financing activities	$505,000

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

No share-based compensation was recognized in 2005 and 2004, however, the following table presents net income and earnings per common share as if the Company recognized share-based compensation using the fair-value-based method:

	2005	2004
Net income, as reported	$253,259,000	$286,208,000
Deduct: Total share-based compensation determined under fair-value-based method for all awards, net of tax	(599,000)	(543,000)

Pro forma net income	$252,660,000	$285,665,000

Earnings per common share:
Basic—as reported	$4.64	$5.25
Basic—pro forma	$4.63	$5.24

Diluted—as reported	$4.63	$5.24
Diluted—pro forma	$4.62	$5.23

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as cash provided by operating activities in the consolidated statements of cash flows. SFAS No.123R requires the cash flows resulting from excess tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as cash provided by financing activities.

Cash received from option exercises during 2006, 2005 and 2004 was $1,943,000, $2,394,000 and $2,188,000, respectively. The excess tax benefit realized during 2006 and the actual tax benefit realized during 2005 and 2004 for the tax deduction from option exercises of the share-based payment awards totaled $505,000, $503,000 and $565,000, respectively.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Year Ended December 31,
	2006	2005	2004
Weighted-average fair value of grants	$10.62	$12.98	$13.80
Expected volatility	20.56%-24.22%	26.44%-27.98%	29.36%-30.09%
Weighted-average expected volatility	20.56%	26.44%	29.36%
Risk-free interest rate	4.54%-5.00%	3.82%-4.31%	3.46%-3.97%
Dividend yield	3.41%-3.74%	2.87%-3.11%	2.47%-2.98%
Expected term in months	72	72	72

The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant. The expected volatility on the date of grant is calculated based on historical volatility over the expected term of the options. The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

A summary of the stock option activity of the Company’s plans for 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2006	542,452	$42.33
Granted	60,000	56.61
Exercised	(64,200)	30.26
Cancelled or expired	(71,200)	48.95

Outstanding at December 31, 2006	467,052	$44.81	6.0	$4,235

Vested or expected to vest at December 31, 2006	467,052	$44.81	6.0	$4,235

Exercisable at December 31, 2006	290,352	$39.62	4.7	$3,889

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2006. The aggregate intrinsic value of stock options exercised during 2006, 2005 and 2004 was $3,604,000, $5,174,000 and $4,663,000, respectively. The total fair value of options vested during 2006, 2005 and 2004 was $886,000, $827,000 and $759,000, respectively.

The following table summarizes information regarding the stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$21.75 to 29.77	50,352	3.4	$25.65	50,352	$25.65
$31.22 to 58.83	416,700	6.4	$47.12	240,000	$39.62

As of December 31, 2006, $1,791,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.2 years.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

(13)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2006			2005			2004
	(000’s)	(000’s)		(000’s)	(000’s)		(000’s)	(000’s)
	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denomi- nator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$214,817	54,651	$3.93	$253,259	54,566	$4.64	$286,208	54,471	$5.25
Effect of dilutive securities:
Options	—	135		—	151		—	162

Diluted EPS
Income available to common stockholders after assumed conversions	$214,817	54,786	$3.92	$253,259	54,717	$4.63	$286,208	54,633	$5.24

The diluted weighted shares excludes incremental shares of 107,000, 19,000 and 8,000 for 2006, 2005 and 2004, respectively. These shares are excluded due to their antidilutive effect.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent auditors have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 57.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, Director Independence

Item 14.    Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 9, 2007, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2006 are contained herein as listed in the Index to Consolidated Financial Statements on page 55.

2.	Financial Statement Schedules:

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

10.1(1)	Form of Agency Contract.

10.2(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(2)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(2)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.

10.15(10)*	The 1995 Equity Participation Plan.

10.16(11)

Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.17(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.

10.18(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.

10.19(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.

10.20(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.

10.21(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.

10.22(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.23

Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company (formerly known as Elm County Mutual Insurance Company and Vesta County Mutual Insurance Company) and Mercury Insurance Services, LLC (as successor in interest).

10.24(14)*	Director Compensation Arrangements.

10.25(15)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.

10.26(16)*	Mercury General Corporation 2005 Equity Incentive Award Plan.

10.27(17)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.28(18)*	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
(2)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference
(3)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 8, 2003.
(16)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 5, 2005.
(17)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference
(18)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GABRIEL TIRADOR
Gabriel Tirador President and Chief Executive Officer

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 23, 2007

/s/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2007

/s/ NATHAN BESSIN Nathan Bessin	Director	February 23, 2007

/s/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 23, 2007

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 23, 2007

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 23, 2007

/s/ CHARLES MCCLUNG Charles McClung	Director	February 23, 2007

/s/ DONALD P. NEWELL Donald P. Newell	Director	February 23, 2007

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

Under date of February 26, 2007, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the management of Mercury General Corporation. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 26, 2007

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2006

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities available for sale
Bonds:
U.S. government	$133,733	$132,477	$132,477
States, municipalities	2,282,877	2,335,962	2,335,962
All other corporate bonds	157,893	155,049	155,049
Mortgage-backed securities	273,420	271,733	271,733
Redeemable preferred stock	3,792	3,766	3,766

Total fixed maturities available for sale	2,851,715	2,898,987	2,898,987

Equity securities:
Common stocks:
Public utilities	123,289	171,319	171,319
Banks, trust and insurance companies	9,731	11,996	11,996
Industrial, miscellaneous and all other	77,222	85,466	85,466
Nonredeemable preferred stocks	48,068	49,668	49,668

Total equity securities available for sale	258,310	318,449	318,449

Short-term investments	282,302		282,302

Total investments	$3,392,327		$3,499,738

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

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31,

	2006	2005
	Amounts in thousands
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $1,297 in 2006 and $1,615 in 2005)	$1,338	$1,668
Equity securities, available for sale (cost $12,668 in 2006 and $13,847 in 2005)	14,933	15,923
Short-term cash investments, at cost, which approximates market	45,007	13,106
Investment in subsidiaries	1,772,607	1,680,782

Total investments	1,833,885	1,711,479
Cash	5,489	3,388
Amounts receivable from affiliates	464	—
Income taxes	26,865	22,019
Other assets	6,282	8,993

Total assets	$1,872,985	$1,745,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$130,304	$132,290
Accounts payable and accrued expenses	3,090	2,705
Amounts payable to affiliates	—	88
Other liabilities	15,461	2,959

Total liabilities	148,855	138,042

Shareholders’ equity:
Common stock	66,436	63,103
Accumulated other comprehensive income	69,652	66,549
Retained earnings	1,588,042	1,478,185

Total shareholders’ equity	1,724,130	1,607,837

Total liabilities and shareholders’ equity	$1,872,985	$1,745,879

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31,

	2006	2005	2004
	Amounts in thousands
Revenues:
Net investment income	$1,860	$1,914	$1,451
Other	(1,336)	1,600	3,721

Total revenues	524	3,514	5,172

Expenses:
Other operating expenses	3,586	2,905	2,502
Interest	8,423	6,717	4,222

Total expenses	12,009	9,622	6,724

Loss before income taxes and equity in net income of subsidiaries	(11,485)	(6,108)	(1,552)
Income tax (benefit) expense	10,536	(609)	2,590

Loss before equity in net income of subsidiaries	(22,021)	(5,499)	(4,142)
Equity in net income of subsidiaries	236,838	258,758	290,350

Net income	$214,817	$253,259	$286,208

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three years ended December 31,

	2006	2005	2004
	Amounts in thousands
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10,463)	$(27,383)	$904
Cash flows from investing activities:
Capital contribution to controlled entities	(20,000)	(15,000)	(22,000)
Dividends from subsidiaries	168,000	134,000	99,000
Fixed maturities, at market:
Purchases	(9)	—	—
Sales	333	—	—
Calls or maturities	—	303	282
Equity securities:
Purchases	(73,311)	(85,445)	(21,252)
Sales	72,469	87,849	24,901
Calls	—	—	1,250
Increase in short term cash investments, net	(31,901)	(639)	(3,968)

Net cash provided by investing activities	115,581	121,068	78,213
Cash flows from financing activities:
Dividends paid to shareholders	(104,960)	(93,867)	(80,632)
Stock options exercised	1,943	2,394	2,188

Net cash used in financing activities	(103,017)	(91,473)	(78,444)
Net increase in cash	2,101	2,212	673
Cash:
Beginning of the year	3,388	1,176	503

End of the year	$5,489	$3,388	$1,176

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2006 and 2005

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Dividends Received From Subsidiaries

Dividends of $168,000,000, $134,000,000 and $99,000,000 were received by the Company from its wholly-owned subsidiaries in 2006, 2005 and 2004, respectively, and are recorded as a reduction to Investment in Subsidiaries.

Capitalization of Subsidiaries

Capital contributions of $20,000,000 and $15,000,000 were made by the Company to its insurance subsidiaries during 2006 and 2005, respectively.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31,

	Direct amount	Ceded to other companies	Assumed	Net amount
	Amounts in thousands
Property and Liability insurance earned premiums
2006	$3,007,007	$11,092	$1,108	$2,997,023
2005	$2,856,598	$10,085	$1,220	$2,847,733
2004	$2,534,307	$6,743	$1,072	$2,528,636