Form 10-Q
period 2007-03-31
MERCURY GENERAL CORP
filed 2007-05-08
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

At April 30, 2007, the Registrant had issued and outstanding an aggregate of 54,683,676 shares of its Common Stock.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Amounts expressed in thousands, except share data

ASSETS

	March 31, 2007	December 31, 2006
Investments:
Fixed maturities available for sale (amortized cost $2,888,100 in 2007 and $2,851,715 in 2006) (includes hybrid financial instruments: 2007-$12,745)	$2,929,364	$2,898,987
Equity securities available for sale (cost $282,448 in 2007 and $258,310 in 2006)	362,229	318,449
Short-term investments, at cost, which approximates market	244,438	282,302

Total investments	3,536,031	3,499,738
Cash	46,275	47,606
Receivables:
Premiums receivable	310,937	298,772
Premium notes	33,992	29,613
Accrued investment income	35,201	34,307
Other	13,733	10,085

Total receivables	393,863	372,777
Deferred policy acquisition costs	216,191	209,783
Fixed assets, net	162,560	152,260
Other assets	17,822	18,898

Total assets	$4,372,742	$4,301,062

LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses	$1,078,304	$1,088,822
Unearned premiums	980,428	950,344
Notes payable	140,808	141,554
Accounts payable and accrued expenses	119,938	137,194
Current income taxes	28,223	18,241
Deferred income taxes	31,585	33,608
Other liabilities	227,346	207,169

Total liabilities	2,606,632	2,576,932

Commitments and contingencies
Shareholders' equity:
Common stock without par value or stated value:
(Authorized 70,000,000 shares; issued and outstanding 54,680,676 shares in 2007 and 54,669,606 shares in 2006)	67,062	66,436
Accumulated other comprehensive income	78,987	69,652
Retained earnings	1,620,061	1,588,042

Total shareholders' equity	1,766,110	1,724,130

Total liabilities and shareholders’ equity	$4,372,742	$4,301,062

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2007	2006
Revenues:
Earned premiums	$755,752	$736,680
Net investment income	42,145	39,403
Net realized investment (losses) gains	(1,042)	6,454
Other	1,347	1,337

Total revenues	798,202	783,874

Expenses:
Losses and loss adjustment expenses	509,759	475,180
Policy acquisition costs	165,211	160,096
Other operating expenses	39,367	41,073
Interest	2,366	2,311

Total expenses	716,703	678,660

Income before income taxes	81,499	105,214

Provision for income taxes	21,046	46,568

Net income	$60,453	$58,646

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,673,789 in 2007 and 54,622,615 in 2006)	$1.11	$1.07

DILUTED EARNINGS PER SHARE (weighted average shares 54,820,655 as adjusted by 146,866 for the dilutive effect of options in 2007 and 54,745,088 as adjusted by 122,473 for the dilutive effect of options in 2006)	$1.10	$1.07

Dividends declared per share	$0.52	$0.48

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2007	2006
Net income	$60,453	$58,646

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	14,652	(13,379)
Reclassification adjustment for net gains included in net income	(317)	(4,273)

Other comprehensive income (loss) before tax	14,335	(17,652)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	5,111	(4,687)
Income tax adjustment related to reclassification adjustment for net gains included in net income	(111)	(1,495)

Comprehensive income, net of tax	$69,788	$47,176

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2007	2006
Cash flows from operating activities:
Net income	$60,453	$58,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,296	5,732
Net realized investment losses (gains)	1,042	(6,454)
Bond amortization (accretion), net	567	(1,678)
Excess tax benefit from exercise of stock options	(57)	(239)
Increase in premiums receivable	(12,165)	(15,778)
Increase in premium notes	(4,379)	(5,224)
Increase in deferred policy acquisition costs	(6,408)	(6,978)
Decrease in unpaid losses and loss adjustment expenses	(10,518)	(11,036)
Increase in unearned premiums	30,084	37,246
Decrease in accounts payable and accrued expenses	(17,256)	(4,436)
Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	3,085	46,497
Share-based compensation	145	249
Other, net	(970)	16,580

Net cash provided by operating activities	49,919	113,127

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(591,197)	(739,535)
Sales	452,094	466,094
Calls or maturities	101,956	193,469
Equity securities available for sale:
Purchases	(118,607)	(140,326)
Sales	95,692	139,947
Increase in payable for securities	12,953	9,915
Net decrease (increase) in short-term investments	37,864	(12,733)
Purchase of fixed assets	(12,762)	(6,219)
Sale of fixed assets	141	237
Other, net	(1,431)	2,608

Net cash used in investing activities	$(23,297)	$(86,543)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2007	2006
Cash flows from financing activities:
Dividends paid to shareholders	$(28,434)	$(26,225)
Proceeds from stock options exercised	424	860
Excess tax benefit from exercise of stock options	57	239

Net cash used in financing activities	(27,953)	(25,126)

Net (decrease) increase in cash	(1,331)	1,458
Cash:
Beginning of the period	47,606	69,784

End of the period	$46,275	$71,242

Supplemental disclosures of cash flow information:
Interest paid during the period	$4,334	$4,006
Income taxes paid during the period	$23,944	$75

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2007 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2.	Recently Adopted Accounting Standards

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. FIN No. 48 prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN No. 48 did not have a material impact on its consolidated financial statements.

Effective January 1, 2007, the Company adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company’s adoption of SOP 05-1 did not have a material impact on its consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company’s adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

3.	Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to its fair value in accordance with Statement of Financial Accounting Standards No. 115, as amended, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $0.4 million ($0.3 million after tax) and $0.9 million ($0.6 million after tax) of its investments as other-than-temporary declines during the first three months of 2007 and 2006, respectively.

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

5.	Accounting for Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2003 through 2006 for federal taxes and 2001 through 2006 for California state taxes.

The total amount of unrecognized tax benefits at implementation of FIN No. 48 as of January 1, 2007, excluding consideration of expected offsetting federal tax benefits and accrued interest expense, was $7,382,000. Of this total, $2,266,000, net of federal tax benefit and including interest expense, represents exposures which, if recognized, would affect the Company's effective tax rate.

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. As of January 1, 2007, the Company had accrued $260,000 of interest and penalties related to unrecognized tax benefits. During the three months ended March 31, 2007, there have been no material changes in the liability for uncertain tax positions.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is under examination by the state of California taxing authority for tax years 2001, 2002 and 2004. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company's financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

6.	Recently Issued Accounting Standards

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $786 million of net written premiums in the first three months of 2007.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 76% and 73% of the Company’s net written premiums during the three months ended March 31, 2007 and 2006, respectively.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI conducted a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. No material matters were noted in the final report of this examination. The Virginia DOI conducted a market conduct examination of Mercury Casualty Company during the first quarter of 2007 for the period of January 1, 2006 through June 30, 2006. No material matters were noted in the preliminary report of the examination.

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

In April 2007, new regulations governing the approval of property and casualty insurance rates became effective in California. These regulations generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of currently just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative

6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors.

In the January 2007 special session of the Florida Legislature, a bill designed to improve the availability and affordability of property insurance in Florida, HB 1A, was passed and subsequently signed by the Governor. Among the significant provisions in the new law is a requirement that all companies that write private passenger automobile policies in Florida also write homeowners policies in the state if they write homeowners policies in any other state. The law also expands the availability of reinsurance through the Florida Hurricane Catastrophe Fund, requires rate filings to reflect savings from the availability of such reinsurance, includes homeowners insurance under Florida’s existing excess profits regulations, and requires insurers to offer discounts for various deductible options and hurricane mitigation measures. The Company has made the rate filings required by the new law, and is prepared to comply with all provisions as they become effective. Several bills are now pending in the regular legislative session which would amend or clarify numerous provisions of HB 1A and expand the state-run Citizens Property Insurance Corporation. The Company is closely monitoring the pending legislation.

The Company is not able to determine the impact of any of the legal and regulatory changes described in the three paragraphs above. However, it is possible that the impact could adversely affect the Company and its operating results.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may, but is not likely to, have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a further discussion of the Company’s pending material litigation, see Item 1. Legal Proceedings in Part II – Other Information of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company performs its own loss reserve analysis and also engages the services of independent actuaries to assist in the estimation of loss reserves. The Company and the actuaries do not calculate a range of loss reserve estimates but rather calculate a point estimate. Management reviews the underlying factors and assumptions that serve as the basis for preparing the reserve estimate. These include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information. The Company’s recorded reserve represents its best estimate as derived from the actuarial methodologies used. As with any actuarial estimates, there is uncertainty in the Company’s estimates of ultimate losses. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates, unexpected large extra-contractual losses and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserves by reviewing historical patterns and trends and projecting these to current reserves.

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

The Company uses varying methods and assumptions in states with little operating history where there is insufficient claims data to prepare a reserve analysis relying solely on Company historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

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

At March 31, 2007, the Company recorded its point estimate of approximately $1,078 million in loss and loss adjustment expense reserves which includes approximately $305 million of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2007 and estimated future payments for reopened-claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2007, the Company reported negative development of approximately $13 million on the 2006 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2006 totaled approximately $1,089 million. The negative development for the most part relates to increases in the Company’s 2006 and prior accident years’ loss estimates for California business. This was primarily due to a greater number of reported California automobile claims than was anticipated at December 31, 2006 and adverse development on prior years’ loss reserves for California homeowners business.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Premiums

The Company complies with SFAS No. 60 in recognizing revenue on insurance policies written. The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business. The Company presents earned premiums on the consolidated statements of income gross of related premium taxes collected from policyholders in the amount of approximately $17 million and $16 million for the first quarter of 2007 and 2006, respectively.

Investments

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended. In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, as amended, when recovery of the net book value appears doubtful. SFAS No. 155 allows the Company to include changes in fair value in earnings on an instrument-by-instrument basis for certain hybrid financial instruments that contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. Temporary unrealized gains and losses for investments available for sale, except for those accounted for under SFAS No. 133 and SFAS No. 155, are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that in the future, information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheets to realized investment losses on the consolidated statements of income. Changes in fair value for those investments accounted for under SFAS No. 133 and SFAS No. 155 are immaterial and reflected in realized gains or losses in the consolidated statements of income.

Contingent Liabilities

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits relating to its business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the notes to the consolidated financial statements if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the

Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position.

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Premiums earned in the first quarter of 2007 increased approximately 2.6% from the corresponding period in 2006. Net premiums written in the first quarter of 2007 increased approximately 1.5% from the corresponding period in 2006. Net premiums written on the California automobile lines of business were $542.7 million in the first quarter of 2007, a 5.8% increase over the corresponding period in 2006. Net premiums written by the Company’s non-California operations were $184.9 million in the first quarter of 2007, an 11.2% decrease over the corresponding period in 2006. The growth in net premiums written is primarily due to an increase in the number of policies written by the Company’s California operations and an increase in the average premium collected per policy, which is partially offset by a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended March 31, 2007 and 2006, respectively:

	Quarter Ended March 31,
	2007	2006
Net premiums written	$785,883	$774,020
Increase in unearned premiums	30,131	37,340

Earned premiums	$755,752	$736,680

The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 67.5% in 2007 and 64.5% in 2006. There was negative development of approximately $13 million and positive development of approximately $10 million on prior accident years’ loss reserves for the quarters ended March 31, 2007 and 2006, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first quarter was 65.7% in 2007 and 65.9% in 2006.

The expense ratio (GAAP basis) in the first quarter of 2007 (policy acquisition costs and other expenses related to premiums earned) was 27.0% compared to 27.3% in the corresponding period of 2006. While expenses increased in the first quarter of 2007, the increase was at a slightly lower rate than the increase in premium volume. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.5% in the first quarter of 2007 compared with 91.8% in the corresponding period of 2006, which indicates that the Company’s underwriting performance contributed $41.6 million to the Company’s income before income taxes of $81.5 million during the 2007 period versus contributing $60.4 million to the Company’s income before income taxes of $105.2 million in the 2006 period.

Investment income in the first quarter of 2007 was $42.1 million, compared with $39.4 million in the first quarter of 2006. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.2% in the first quarter of 2007 compared to 4.1% in the corresponding period of 2006 on average invested assets of $3,404 million and $3,219 million, respectively. The small increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio which is reflective of higher market interest rates in 2006 and 2007 when compared to earlier periods.

The income tax provision in the first three months of 2006 of $46.6 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 that were upheld by the California State Board of Equalization (“SBE”). The Company is challenging the SBE decision in Superior Court. Excluding the effect of this income tax charge results in an effective tax rate of 30% in 2006 compared with an effective rate of 26% in the corresponding period of 2007. The lower rate in 2007 compared to 2006 after the adjustment is primarily attributable to an increased proportion of tax-exempt investment income and tax sheltered dividend income, in contrast to underwriting income which is taxed at the full corporate rate of 35%.

Net income for the first quarter 2007 of $60.5 million, or $1.10 per share (diluted), compares with $58.6 million, or $1.07 per share (diluted), in the corresponding period of 2006. Basic net income per share was $1.11 in the first quarter of 2007 and $1.07 in the first quarter of 2006.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2007 was $49.9 million, a decrease of $63.2 million over the same period in 2006. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected and higher tax payments during the first three months of 2007 when compared with the same period in 2006. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $554.1 million were reinvested by the Company generally in highly-rated fixed maturity securities.

The Company’s cash and short-term investment portfolio totaled $290.7 million at March 31, 2007. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of March 31, 2007:

	Amortized Cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$117,937	$117,203
States, municipalities and political subdivisions	2,349,817	2,396,662
Mortgage-backed securities (1)	265,248	264,088
Corporate securities	152,252	148,509
Redeemable preferred stock	2,846	2,902

	2,888,100	2,929,364
Equity securities:
Common Stock:
Public utilities	53,040	104,970
Banks, trusts and insurance companies	7,180	9,434
Industrial and other	174,159	197,709
Non-redeemable preferred stock	48,069	50,116

	282,448	362,229
Short-term cash investments	244,438	244,438

Total investments	$3,414,986	$3,536,031

(1)	Includes hybrid financial instruments with an estimated fair value of $12.7 million at March 31, 2007.

The market value of all investments held at market as “Available for Sale” exceeded amortized cost at March 31, 2007 by $121.0 million. The net unrealized gain of $121.0 million or $78.7 million, net of applicable tax effects, at March 31, 2007, compared with a net unrealized gain of $107.4 million or $69.7 million, net of applicable tax effects, at December 31, 2006. The net unrealized gain on all investments of $121.0 million comprised of gross unrealized gains of $141.6 million and gross unrealized losses of $20.6 million. During the first three months of 2007, the Company recognized approximately $1.0 million in net realized losses which included approximately $0.4 million ($0.3 million after taxes) in write-downs of investments as other-than-temporary declines and approximately $0.5 million ($0.3 million after taxes) in changes in the fair value of hybrid financial instruments.

At March 31, 2007, the average rating of the $2,926.5 million bond portfolio at market (amortized cost $2,885.3 million) was AA, unchanged from December 31, 2006. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2007, bond holdings rated below investment grade totaled $56.0 million at market (amortized cost $52.5 million) representing approximately 1.6% of total investments. This compares to approximately $48.6 million at market (amortized cost $43.8 million) representing approximately 1.4% of total investments at December 31, 2006.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow the security to recover its value.

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of March 31, 2007. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$68	$14,229	$714	$81,345	$782	$95,574
States, municipalities and political subdivisions	4,304	608,570	3,860	244,231	8,164	852,801
Corporate securities	707	14,785	5,716	76,744	6,423	91,529
Mortgage-backed securities	260	29,114	1,846	98,918	2,106	128,032
Redeemable preferred stock	—	—	27	1,409	27	1,409

Subtotal, debt securities	$5,339	$666,698	$12,163	$502,647	$17,502	$1,169,345
Equity securities	1,809	29,035	1,239	23,979	3,048	53,014

Total temporarily impaired securities	$7,148	$695,733	$13,402	$526,626	$20,550	$1,222,359

The $20.6 million gross unrealized losses on securities available for sale represents 0.6% of total investments at amortized cost. These unrealized losses consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one corporate bond with an unrealized loss of approximately $1.1 million and with a market value decline of 9% of amortized cost. Approximately $0.3 million of the total gross unrealized losses relate to five individual equity securities with unrealized losses that exceed 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one equity security with an unrealized loss of approximately $0.1 million and with a market value decline of 32% of amortized cost.

Based upon the Company’s analysis of the securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $20.6 million on securities available for sale were temporary in nature at March 31, 2007. However, facts and circumstances may change which could result in a decline in market value considered to be other-than-temporary.

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of December 31, 2006. The table also illustrates the length of time that they had been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$127	$34,167	$1,165	$84,517	$1,292	$118,684
States, municipalities and political subdivisions	3,140	436,060	3,555	181,190	6,695	617,250
Corporate securities	927	39,263	4,626	61,136	5,553	100,399
Mortgage-backed securities	1,043	83,784	1,823	70,457	2,866	154,241
Redeemable preferred stock	27	2,772	—	—	27	2,772

Subtotal, debt securities	$5,264	$596,046	$11,169	$397,300	$16,433	$993,346
Equity securities	5,153	48,653	684	15,323	5,837	63,976

Total temporarily impaired securities	$10,417	$644,699	$11,853	$412,623	$22,270	$1,057,322

Unrealized losses that have been in a continuous unrealized loss position over 12 months are mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.38% of the total investment market value at March 31, 2007 compared to 0.34% at December 31, 2006.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.6 billion at March 31, 2007 and net written premiums for the twelve months ended on that date of $3.1 billion, the ratio of writings to surplus was approximately 1.9 to 1.

The Company’s book value per share at March 31, 2007 was $32.30 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. In view of the then on-going settlement discussions with the Plaintiff, the Company did not seek further appellate review of the Court’s ruling, but is now contemplating whether to challenge FTCR's participation in the case since the class settlement was not approved.

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which the parties subsequently stipulated to dismiss. The Court also granted the Company’s request to strike the punitive damage claim. On February 27, 2007, the Court determined, at the Company's request, that the Court would initially evaluate the Company's defenses that its conduct was protected by the administrave estoppel and filed rate plan doctrines and thus the Company has no liability in the case and established a schedule for discovery and briefing on these issues. Thereafter, the Company and Plaintiff continued settlement discussions which have now resulted in another agreement by the parties to resolve the litigation based on the Company's issuance of a coupon to class members that can be used towards new or renewal business (to the extent that the renewal business provides for increased or additional coverage or an additional insured and/or vehicle). The DOI already has indicated its tentative approval of the settlement though the formal filing process is still required. The parties are also required to secure approval by the Court. A hearing for preliminary approval has been set for May 11, 2007. It is uncertain at this time whether FTCR will object to the settlement which also requires that notice to the class be given within a period of time permitting class members to opt out of the class before the settlement is finally approved by the Court. While the Company continues to believe that it has strong defenses to the action given the DOI's actions in connection with the Company's application of the persistency discount, the proposed settlement is believed to be a favorable outcome of the case considering the cost and uncertainty of litigation.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and scheduled a case management conference to discuss notifying class members. The Company has appealed the class certification ruling, and the Court of Appeal has stayed the case pending their review. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The original trial date has been vacated by the Court and not rescheduled. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

Robert Dolan, et al. v. Mercury Insurance Company, et al., is a collective action claim filed in April of 2006, in the United States District Court for the Middle District of Florida. The plaintiffs, former automobile policy field adjusters, claim that they and the members of the class they seek to represent were denied overtime compensation in violation of the federal Fair Labor Standards Act (“FLSA”) and California law. In February 2007, the Company and the Plaintiff reached a preliminary settlement providing for a maximum payment, including attorneys' fees and court costs, to all FLSA and California class members, which has been approved by the Court. This amount has been accrued for and is not material to the financial position of the Company. It is anticipated that the settlement will be finally approved by the Court in July 2007.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the California Franchise Tax Board disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision. The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and intends to vigorously prosecute the case. The case is in its preliminary stages.

In Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 that, among other things, required the Company to accept applications for insurance from any California licensed broker with limited exceptions, restricted the use of broker manuals and communications with brokers by the Company’s field personnel, and allowed the Company to compensate brokers at the same rate based on volume of sales. The Company has implemented changes to its operations and believes that it is in compliance with the modified injunction. At the time the injunction was issued, the Court stated that it would consider vacating the modified injunction following a one year period of review of the changes in the Company’s operations. On March 2, 2007, the Company filed a motion seeking to vacate the modified injunction. A hearing on the Company’s motion is scheduled for May 15, 2007. The Company is unable to determine whether the modified injunction will be vacated or estimate the impact of the Court’s decision regarding the modified injunction on future trends in earnings or loss ratios.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Letter Regarding Unaudited Interim Financial Information

15.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 8, 2007	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer