Form 10-Q
period 2007-06-30
MERCURY GENERAL CORP
filed 2007-08-06
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarter Ended June 30, 2007

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

At July 31, 2007, the Registrant had issued and outstanding an aggregate of 54,719,251 shares of its Common Stock.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Amounts expressed in thousands, except share data

	June 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities available for sale (amortized cost $2,882,306 in 2007 and $2,851,715 in 2006) (includes hybrid financial instruments: $33,631 in 2007)	$2,883,376	$2,898,987
Equity securities available for sale (cost $ 268,070 in 2007 and $258,310 in 2006)	360,038	318,449
Equity securities trading (cost $9,264 in 2007)	9,438	—
Short-term investments, at cost, which approximates market	283,573	282,302

Total investments	3,536,425	3,499,738
Cash	42,220	47,606
Receivables:
Premiums receivable	303,578	298,772
Premium notes	31,564	29,613
Accrued investment income	34,872	34,307
Other	10,136	10,085

Total receivables	380,150	372,777
Deferred policy acquisition costs	213,902	209,783
Fixed assets, net	165,788	152,260
Other assets	32,438	18,898

Total assets	$4,370,923	$4,301,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,090,682	$1,088,822
Unearned premiums	963,775	950,344
Notes payable	127,913	141,554
Accounts payable and accrued expenses	133,566	137,194
Current income taxes	11,553	18,241
Deferred income taxes	20,358	33,608
Other liabilities	233,457	207,169

Total liabilities	2,581,304	2,576,932

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: (Authorized 70,000,000 shares; issued and outstanding 54,717,251 shares in 2007 and 54,669,606 shares in 2006)	68,732	66,436
Accumulated other comprehensive income	59,770	69,652
Retained earnings	1,661,117	1,588,042

Total shareholders’ equity	1,789,619	1,724,130

Total liabilities and shareholders’ equity	$4,370,923	$4,301,062

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2007	2006
Revenues:
Earned premiums	$754,076	$753,350
Net investment income	40,795	36,242
Net realized investment gains	9,989	4,232
Other	1,225	1,129

Total revenues	806,085	794,953

Expenses:
Losses and loss adjustment expenses	504,378	534,316
Policy acquisition costs	165,685	160,840
Other operating expenses	38,636	47,843
Interest	2,269	2,396

Total expenses	710,968	745,395

Income before income taxes	95,117	49,558
Provision for income taxes	25,608	11,746

Net income	$69,509	$37,812

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,697,028 in 2007 and 54,648,381 in 2006)	$1.27	$0.69

DILUTED EARNINGS PER SHARE (weighted average shares 54,847,531 as adjusted by 150,503 for the dilutive effect of options in 2007 and 54,761,472 as adjusted by 113,091 for the dilutive effect of options in 2006)	$1.27	$0.69

Dividends declared per share	$0.52	$0.48

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands, except share and per share data

	2007	2006
Revenues:
Earned premiums	$1,509,828	$1,490,030
Net investment income	82,940	75,645
Net realized investment gains	8,947	10,686
Other	2,572	2,466

Total revenues	1,604,287	1,578,827

Expenses:
Losses and loss adjustment expenses	1,014,137	1,009,496
Policy acquisition costs	330,896	320,936
Other operating expenses	78,003	88,916
Interest	4,635	4,707

Total expenses	1,427,671	1,424,055

Income before income taxes	176,616	154,772
Provision for income taxes	46,654	58,314

Net income	$129,962	$96,458

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,685,473 in 2007 and 54,635,570 in 2006)	$2.38	$1.77

DILUTED EARNINGS PER SHARE (weighted average shares 54,828,667 as adjusted by 143,194 for the dilutive effect of options in 2007 and 54,764,815 as adjusted by 129,245 for the dilutive effect of options in 2006)	$2.37	$1.76

Dividends declared per share	$1.04	$0.96

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Amounts expressed in thousands

	2007	2006
Net income	$69,509	$37,812
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(23,125)	(12,867)
Reclassification adjustment for net gains included in net income	(6,413)	(2,029)

Other comprehensive loss before tax	(29,538)	(14,896)
Income tax benefit related to unrealized holding losses arising during period	(8,076)	(4,489)
Income tax benefit related to reclassification adjustment for net gains included in net income	(2,245)	(711)

Comprehensive income, net of tax	$50,292	$28,116

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2007	2006
Net income	$129,962	$96,458
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(8,473)	(26,246)
Reclassification adjustment for net gains included in net income	(6,730)	(6,302)

Other comprehensive loss before tax	(15,203)	(32,548)
Income tax benefit related to unrealized holding losses arising during period	(2,965)	(9,176)
Income tax benefit related to reclassification adjustment for net gains included in net income	(2,356)	(2,206)

Comprehensive income, net of tax	$120,080	$75,292

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Amounts expressed in thousands

	2007	2006
Cash flows from operating activities:
Net income	$129,962	$96,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,821	11,601
Net realized investment gains	(8,947)	(10,686)
Bond amortization, net	2,079	682
Excess tax benefit from exercise of stock options	(170)	(458)
Increase in premiums receivable	(4,806)	(7,168)
Increase in premium notes	(1,951)	(3,597)
Increase in deferred policy acquisition costs	(4,119)	(9,741)
Increase in unpaid losses and loss adjustment expenses	1,860	35,568
Increase in unearned premiums	13,431	37,722
(Decrease) Increase in accounts payable and accrued expenses	(3,628)	3,591
(Decrease) Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	(14,404)	20,651
Net increase in trading securities	(8,493)	—
Share-based compensation	292	569
Other, net	1,450	12,942

Net cash provided by operating activities	115,377	188,134

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,055,169)	(1,381,759)
Sales	844,592	578,909
Calls or maturities	176,510	636,624
Equity securities available for sale:
Purchases	(229,900)	(241,843)
Sales	233,212	234,014
Increase in payable for securities	7,278	24,626
Net (increase) decrease in short-term investments	(1,271)	11,518
Purchase of fixed assets	(26,589)	(11,980)
Sale of fixed assets	176	335
Other, net	(3,469)	3,652

Net cash used in investing activities	$(54,630)	$(145,904)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2007	2006
Cash flows from financing activities:
Dividends paid to shareholders	$(56,887)	$(52,470)
Proceeds from stock options exercised	1,834	1,651
Mortgage loan pay-off	(11,250)	—
Excess tax benefit from exercise of stock options	170	458

Net cash used in financing activities	(66,133)	(50,361)

Net decrease in cash	(5,386)	(8,131)
Cash:
Beginning of the period	47,606	69,784

End of the period	$42,220	$61,653

Supplemental disclosures of cash flow information:
Interest paid during the period	$4,534	$4,185
Income taxes paid during the period	$56,062	$37,586

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2007 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to its fair value in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), as amended, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $1.7 million ($1.1 million after tax) and $1.4 million ($0.9 million after tax) of its investments as other-than-temporary declines during the first six months of 2007 and 2006, respectively.

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

5.	Accounting for Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2003 through 2006 for federal taxes and 2001 through 2006 for California state taxes.

The total amount of unrecognized tax benefits at implementation of FIN No. 48 as of January 1, 2007, excluding consideration of expected offsetting federal tax benefits and accrued interest expense, was $7,382,000. Of this total, $2,266,000, net of federal tax benefit and including interest expense, represents exposures which, if recognized, would affect the Company’s effective tax rate.

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes. As of January 1, 2007, the Company had accrued $260,000 of interest and penalties related to unrecognized tax benefits. During the three and six months ended June 30, 2007, there have been no material changes in the liability for uncertain tax positions.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is under examination by the state of California taxing authority for tax years 2001, 2002 and 2004. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

6.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $1,523 million of net written premiums in the first six months of 2007.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 77% and 73% of the Company’s net written premiums during the six months ended June 30, 2007 and 2006, respectively.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI conducted a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. No material matters were noted in the final report of this examination issued in July 2007. The Virginia DOI conducted a market conduct examination of Mercury Casualty Company in 2007 for the period of January 1, 2006 through June 30, 2006. No material matters were noted in the preliminary report of the examination. The California DOI is conducting a rating and underwriting examination of the business written in California in the 2004, 2005, and 2006 underwriting years. The examination is in its early stages.

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

In the January 2007 special session of the Florida legislature, a bill designed to improve the availability and affordability of property insurance in Florida was passed and subsequently signed by the Governor. Among the significant provisions in the new law is a requirement that all companies that write private passenger automobile policies in Florida also write homeowners policies in the state if they write homeowners policies in any other state. The law also expands the availability of reinsurance through the Florida Hurricane Catastrophe Fund, requires rate filings to reflect savings from the availability of such reinsurance, includes homeowners insurance under Florida’s existing excess profits regulations, and requires insurers to offer discounts for various deductible options and hurricane mitigation measures. The Company has made the rate filings required by the new law, and is prepared to comply with all provisions as they become effective. The initial rate impact of the new law has not met the expectations of some Florida governmental leaders, and the law may therefore be subject to further enhancements in the next legislative session. The Company is closely monitoring these developments.

In October 2007, Florida’s personal injury protection (“PIP”) coverage is scheduled to expire as a required coverage. The Florida legislature failed to renew the requirement that automobile insurers offer PIP coverage during its regular session. The Governor has asked lawmakers to call a special session to revisit this issue prior to the sunset date, but no special session has been scheduled. If the law sunsets, the Company intends to offer PIP as an optional coverage.

The Company is not able to determine the impact of any of the legal and regulatory changes described above. However, it is possible that the impact of some of the changes could adversely affect the Company and its operating results.

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

The Company analyzes loss reserves internally on a quarterly basis using primarily the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and at times uses industry claims data as part of its reserve analysis. When deciding which methodologies to use in estimating its reserves, the Company evaluates the credibility of each methodology based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method over the others. While these methodologies are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they generally use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

The incurred loss development method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current incurred case losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss development method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of business which have a long operating history. The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts. The average severity method coupled with the claim count development method provide meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing reserves. The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company primarily uses this method for loss adjustment expenses because specific case reserves are not established for loss adjustment expenses.

The Company uses varying methods and assumptions in states with little operating history where there is insufficient claims data to prepare a reserve analysis relying solely on the Company’s historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes hurricane catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous storms and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous storms.

At June 30, 2007, the Company recorded its point estimate of approximately $1,091 million in loss and loss adjustment expense reserves which includes approximately $314 million of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2007 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2007, the Company reported negative development of approximately $13 million on the 2006 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2006 totaled approximately $1,089 million. The loss development included approximately $16 million of negative development from the California operations and approximately $3 million of positive development from the operations outside of California. The negative development in California primarily resulted from several factors, including a greater number of reported California automobile claims and slightly higher loss severities than was anticipated at December 31, 2006, and adverse development on prior accident years’ loss reserves for California homeowners business.

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

Investments

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” and “Trading” by SFAS No. 115, as amended. In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company constantly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, as amended, when declines are deemed to be other-than-temporary. SFAS No. 155 allows the Company to include changes in fair value in earnings on an instrument-by-instrument basis for certain hybrid financial instruments that contain an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. Temporary unrealized gains and losses for investments available for sale, except for those accounted for under SFAS No. 133 and SFAS No. 155, are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that in the future, information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to move the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheets to realized investment losses on the consolidated statements of income. Changes in fair value for those investments accounted for under SFAS No. 133 and SFAS No. 155, as well as for trading securities accounted for under SFAS No. 115, are reflected in net realized gains or losses in the consolidated statements of income.

Contingent Liabilities

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits relating to its business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements if they meet the requirements stated in SFAS No. 5. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position.

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A. Risk Factors in Part II – Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Premiums earned in the second quarter of 2007 increased approximately 0.1% from the corresponding period in 2006. Net premiums written in the second quarter of 2007 decreased approximately 2.2% from the corresponding period in 2006. Net premiums written on the California automobile lines of business were $500.4 million in the second quarter of 2007, a 2.4% increase over the corresponding period in 2006. Net premiums written by the Company’s non-California operations were $169.5 million in the second quarter of 2007, a 16.0% decrease over the corresponding period in 2006. The decrease in net premiums written is primarily due to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida which are experiencing a significant amount of competition. The decrease is partially offset by a slight increase in the number of policies written by the Company’s California operations and an increase in the average premium collected per policy. In addition, the Company accrued a liability for coupons that are expected to be issued and redeemed as part of the Donabedian litigation (see “Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al. in Item 1. Legal Proceedings in Part II-Other Information). These coupons will be redeemable for $25 or $45 dollars towards new or renewal premiums. The impact of the accrual is a $5 million reduction in premiums written and earned for the second quarter of 2007.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the quarters ended June 30, 2007 and 2006, respectively:

	Quarter Ended June 30,
	2007	2006
Net premiums written	$737,394	$753,826
Decrease (Increase) in unearned premiums	16,682	(476)

Earned premiums	$754,076	$753,350

The loss ratio (GAAP basis) in the second quarter (loss and loss adjustment expenses related to premiums earned) was 66.9% in 2007 and 70.9% in 2006. There was positive development of approximately $1 million and negative development of approximately $25 million on prior accident years’ loss reserves for the quarters ended June 30, 2007 and 2006, respectively. The negative development in 2006 relates primarily to additional reserves established for large individual losses in Florida and additional reserves established for personal injury protection and bodily injury losses in New Jersey. Excluding the effect of prior accident years’ loss development, the loss ratio in the second quarter was 67.0% in 2007 and 67.6% in 2006.

The expense ratio (GAAP basis) in the second quarter of 2007 (policy acquisition costs and other expenses related to premiums earned) was 27.1% compared to 27.7% in the corresponding period of 2006. Other operating expenses for the second quarter of 2006 included a goodwill impairment charge of $3 million. Excluding this charge, the expense ratio in the second quarter of 2006 was 27.3%. The slight decrease in the expense ratio relates largely to decreased consulting and advertising expenditures. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.0% in the second quarter of 2007 compared with 98.6% in the corresponding period of 2006, which indicates that the Company’s underwriting performance contributed $45.4 million to the Company’s income before income taxes of $95.1 million during the 2007 period versus contributing $10.4 million to the Company’s income before income taxes of $49.6 million in the 2006 period.

Investment income in the second quarter of 2007 was $40.8 million, compared with $36.2 million in the second quarter of 2006. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.1% in the second quarter of 2007 compared to 3.7% in the corresponding period of 2006 on average invested assets of $3,448 million and $3,294 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio, which reflects higher market interest rates in 2006 and 2007 when compared to earlier periods.

The income tax provision in the second quarter of 2007 of $25.6 million represented an effective tax rate of 27% compared with an effective rate of 24% in the corresponding period of 2006. The higher rate in 2007 compared to 2006 is primarily attributable to a decreased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income for the second quarter 2007 of $69.5 million, or $1.27 per share (diluted), compares with $37.8 million, or $0.69 per share (diluted), in the corresponding period of 2006. Basic net income per share was $1.27 in the second quarter of 2007 and $0.69 in the second quarter of 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Premiums earned in the six months ended June 30, 2007 increased approximately 1.3% from the corresponding period in 2006. Net premiums written in the six months ended June 30, 2007 decreased approximately 0.3% from the corresponding period in 2006. Net premiums written on the California automobile lines of business were $1,043.1 million in the first six months of 2007, an increase of 4.1% over the same period in 2006. Net premiums written by the Company’s non-California operations were $354.4 million in the six months ended June 30, 2007, a decrease of approximately 13.5% over the same period in 2006. The decrease in net premiums written is primarily due to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida which are experiencing a significant amount of competition. The decrease is partially offset by an increase in the number of policies written by the Company’s California operations and an increase in the average premium collected per policy. In addition, the Company accrued a liability for coupons that are expected to be issued and redeemed as part of the Donabedian litigation (see “Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al. in Item 1. Legal Proceedings in Part II-Other Information). These coupons will be redeemable for $25 or $45 dollars towards new or renewal premiums. The impact of the accrual is a $5 million reduction in premiums written and earned for the six months ended June 30, 2007.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned (000s) for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
	2007	2006
Net premiums written	$1,523,277	$1,527,846
Increase in unearned premiums	(13,449)	(37,816)

Earned premiums	$1,509,828	$1,490,030

The loss ratio (GAAP basis) in the first six months (loss and loss adjustment expenses related to premiums earned) was 67.2% in 2007 and 67.8% in 2006. There was negative development of approximately $13 million and negative development of approximately $15 million on prior accident years’ loss reserves for the six months ended June 30, 2007 and 2006, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first six months was 66.3% in 2007 and 66.7% in 2006.

The expense ratio (GAAP basis) in the first six months of 2007 (policy acquisition costs and other operating expenses related to premiums earned) was 27.1% compared to 27.5% in the corresponding period of 2006. Other operating expenses for the first six months of 2006 included a goodwill impairment charge of $3 million. Excluding this charge, the expense ratio in the first six months of 2006 was 27.3%. The slight decrease in the expense ratio relates largely to decreased consulting and advertising expenditures. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.3% in the first six months of 2007 compared with 95.3% in the corresponding period of 2006, which indicates that the Company’s underwriting performance contributed $86.8 million to the Company’s income before income taxes of $176.6 million during the 2007 period versus contributing $70.7 million to the Company’s income before income taxes of $154.8 million in the 2006 period.

Investment income for the first six months of 2007 was $82.9 million, compared with $75.6 million in the first six months of 2006. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.1% in the first six months of 2007 compared to 3.9% in the corresponding period of 2006 on average invested assets of $3,425 million and $3,258 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio, which is reflective of higher market interest rates in 2006 and 2007 when compared to earlier periods.

The income tax provision in the first six months of 2006 of $58.3 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 28% in 2006 compared with an effective rate of 26% in the corresponding period of 2007. The lower rate in 2007 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income for the first six months of 2007 of $130.0 million, or $2.37 per share (diluted), compares with $96.5 million, or $1.76 per share (diluted), in the corresponding period of 2006. Basic net income per share was $2.38 in the first six months of 2007 and $1.77 in the first six months of 2006.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2007 was $115.4 million, a decrease of $72.8 million over the same period in 2006. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected and higher tax payments during the first six months of 2007 when compared with the same period in 2006. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,021.1 million were reinvested by the Company generally in highly-rated fixed maturity securities.

The Company’s cash and short-term investment portfolio totaled $325.8 million at June 30, 2007. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of June 30, 2007:

	Cost or Amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$70,949	$69,663
States, municipalities and political subdivisions	2,415,500	2,424,897
Mortgage-backed securities	249,778	249,392
Corporate securities	143,941	137,302
Redeemable preferred stock	2,138	2,122

	2,882,306	2,883,376
Equity securities:
Common Stock:
Public utilities	45,644	91,068
Banks, trusts and insurance companies	19,372	22,108
Industrial and other	177,106	220,190
Non-redeemable preferred stock	35,212	36,110

	277,334	369,476
Short-term cash investments	283,573	283,573

Total investments	$3,443,213	$3,536,425

The market value of all investments held at market exceeded amortized cost at June 30, 2007 by $93.2 million ($60.6 million, net of applicable tax effects) compared to $107.4 million ($69.8 million, net of applicable tax effects) at December 31, 2006. During the first six months of 2007, the Company recognized approximately $8.9 million in net realized gains which included approximately $1.7 million ($1.1 million after taxes) in write-downs of investments as other-than-temporary declines, approximately $1.1 million gain ($0.7 million after taxes) related to the change in the fair value of hybrid financial instruments, and approximately $0.2 million gain ($0.1 million after taxes) related to the change in the fair value of trading securities.

At June 30, 2007, the average rating of the $2,881.3 million bond portfolio at market (amortized cost $2,880.2 million) was AA, unchanged from December 31, 2006. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2007, bond holdings rated below investment grade totaled $47.2 million at market (amortized cost $43.5 million) representing approximately 1.3% of total investments. This compares to approximately $48.6 million at market (amortized cost $43.8 million) representing approximately 1.4% of total investments at December 31, 2006.

The entire mortgage-backed securities (“CMO”) portfolio consists of loans to prime borrowers except for approximately $21 million (amortized cost and market value) of Alt-A CMO’s. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. All of the Company’s Alt-A CMO’s are currently rated AAA and the overall rating of the entire CMO portfolio is AAA.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At June 30, 2007, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in nonprime lenders.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of income in the period of such determination. The Company’s assessment of other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow the security to recover its value.

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of June 30, 2007. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$781	$27,436	$531	$40,535	$1,312	$67,971
States, municipalities and political subdivisions	27,137	1,166,908	5,106	212,517	32,243	1,379,425
Corporate securities	448	18,190	8,557	72,930	9,005	91,120
Mortgage-backed securities	227	40,112	1,903	95,330	2,130	135,442
Redeemable preferred stock	1	495	19	1,234	20	1,729

Subtotal, debt securities	$28,594	$1,253,141	$16,116	$422,546	$44,710	$1,675,687
Equity securities	2,259	46,847	583	11,491	2,842	58,338

Total temporarily impaired securities	$30,853	$1,299,988	$16,699	$434,037	$47,552	$1,734,025

The $47.6 million gross unrealized losses on securities available for sale represents 1.38% of total investments at amortized cost. These unrealized losses consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one corporate bond with an unrealized loss of approximately $1.4 million and with a market value decline of 10% of amortized cost. Approximately $0.2 million of the total gross unrealized losses relate to three individual equity securities with unrealized losses that exceed 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one equity security with an unrealized loss of approximately $0.1 million and with a market value decline of 23% of amortized cost.

Based upon the Company’s analysis of the securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $47.6 million on securities available for sale were temporary in nature at June 30, 2007. However, facts and circumstances in future periods may change which could result in a decline in market value considered to be other-than-temporary.

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

Unrealized losses that have been in a continuous unrealized loss position over 12 months are mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.47% of the total investment market value at June 30, 2007 compared to 0.34% at December 31, 2006. The large increase from December 31, 2006 to June 30, 2007 in unrealized losses for bonds from states, municipalities and political subdivisions relates primarily to an increase in market interest rates.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.7 billion at June 30, 2007 and net written premiums for the twelve months ended on that date of $3.0 billion, the ratio of writings to surplus was approximately 1.8 to 1.

The Company’s book value per share at June 30, 2007 was $32.71 per share.

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

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and Mercury again filed a motion for judgment on the pleadings, which the Court denied at a hearing on July 31, 2006. In view of the then on-going settlement discussions with the Plaintiff, the Company did not seek further appellate review of the Court’s ruling.

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which the parties subsequently stipulated to dismiss. The Court also granted the Company’s request to strike the punitive damage claim. On February 27, 2007, the Court determined, at the Company’s request, that the Court would initially evaluate the Company’s defenses that its conduct was protected by the administrative estoppel and filed rate plan doctrines and thus the Company has no liability in the case and established a schedule for discovery and briefing on these issues. Thereafter, the Company and Plaintiff continued settlement discussions which have now resulted in another agreement by the parties to resolve the litigation based on the Company’s issuance of a coupon to class members that can be used towards new or renewal business (to the extent that the renewal business provides for increased or additional coverage or an additional insured and/or vehicle). The Court declined to approve this settlement, in part because of the condition that use of the coupon for renewal business required additional terms to the existing policy. The Court also indicated that an actual settlement amount be agreed to so that if coupons up to that amount are not redeemed, the residual monies would go to charitable organizations designated by the parties and/or the Court. After further extensive discussions, Plaintiffs and Mercury again entered into a settlement which among other things provides for the redemption of coupons in a minimum aggregate amount of $5 million, and if coupons up to that amount are not redeemed, the difference will go to charity. The DOI already has indicated its tentative approval of the settlement though the formal filing process is still required. The Court has now given preliminary approval of this class settlement. Therefore, after approval is received from the DOI, notice of the settlement will be sent to all class members who will then have a period of time to object or opt out of the settlement if they choose not to participate. A final settlement hearing has been set for December 14, 2007. At that time, in addition to considering any objections to the proposed settlement, the Court also will consider an award of attorneys’ fees to Plaintiffs (for which the settlement provides a cap on fees of $1.575 million with the exact amount to be determined by the Court). FTCR also has indicated its intent to seek attorneys’ fees which the Company intends to oppose. Although the Company continues to believe that it has strong defenses to the action, given the DOI’s actions in connection with the Company’s application of the persistency discount, the proposed settlement is believed to be a favorable outcome of the case considering the cost and uncertainty of litigation. The Company accrued $5 million as a reduction in premiums in the second quarter of 2007 as a result of the proposed settlement.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and scheduled a case management conference to discuss notifying class members. The Company has appealed the class certification ruling, and the Court of Appeal has stayed the case pending their review. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The trial against Mercury has been scheduled for March 28, 2008. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

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

In Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 that, among other things, required the Company to accept applications for insurance from any California licensed broker with limited exceptions, restricted the use of broker manuals and communications with brokers by the Company’s field personnel, and required the Company to compensate brokers at the same rate based on volume of sales. The Company has implemented changes to its operations and believes that it is in compliance with the modified injunction. At the time the injunction was issued, the Court stated that it would consider vacating the modified injunction following a one year period of review of the changes in the Company’s operations. On March 2, 2007, the Company filed a motion seeking to vacate the modified injunction. At the hearing, the Court ordered that counsel be permitted to conduct a further limited investigation and to file a report for further consideration by the Court. The Company is unable to determine whether the modified injunction will be vacated or estimate the impact of the Court’s decision regarding the modified injunction on future trends in earnings or loss ratios.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 9, 2007. The matters voted upon at the meeting included the election of all nine directors. The votes cast with respect to this matter were as follows:

Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Nathan Bessin	42,200,529	2,018,100
Bruce A. Bunner	43,268,505	950,124
Michael D. Curtius	43,005,060	1,213,569
Richard E. Grayson	42,922,783	1,295,846
George Joseph	43,034,179	1,184,450
Charles E. McClung	43,072,376	1,146,253
Donald. P. Newell	43,269,384	949,245
Donald R. Spuehler	43,265,286	953,343
Gabriel Tirador	43,234,669	983,960

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Letter Regarding Unaudited Interim Financial Information

15.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date:	August 6, 2007	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date:	August 6, 2007	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer