Form 10-Q
period 2007-09-30
MERCURY GENERAL CORP
filed 2007-11-07
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

At October 31, 2007, the Registrant had issued and outstanding an aggregate of 54,721,501 shares of its Common Stock.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Amounts expressed in thousands, except share data

	September 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost $2,834,897 in 2007 and $2,851,715 in 2006)	$2,855,325	$2,898,987
Equity securities available for sale, at fair value (cost $312,392 in 2007 and $258,310 in 2006)	417,132	318,449
Equity securities trading, at fair value (cost $8,068 in 2007)	8,483	—
Short-term investments, at cost, which approximates fair value	332,000	282,302

Total investments	3,612,940	3,499,738
Cash	47,920	47,606
Receivables:
Premiums receivable	313,278	298,772
Premium notes	31,350	29,613
Accrued investment income	37,818	34,307
Other	11,497	10,085

Total receivables	393,943	372,777
Deferred policy acquisition costs	215,650	209,783
Fixed assets, net	165,946	152,260
Other assets	41,431	18,898

Total assets	$4,477,830	$4,301,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,097,678	$1,088,822
Unearned premiums	973,799	950,344
Notes payable	130,980	141,554
Accounts payable and accrued expenses	142,756	137,194
Current income taxes	15,685	18,241
Deferred income taxes	32,756	33,608
Other liabilities	238,504	207,169

Total liabilities	2,632,158	2,576,932

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: (Authorized 70,000,000 shares; issued and outstanding 54,721,501 shares in 2007 and 54,669,606 shares in 2006)	69,006	66,436
Accumulated other comprehensive income	80,726	69,652
Retained earnings	1,695,940	1,588,042

Total shareholders’ equity	1,845,672	1,724,130

Total liabilities and shareholders’ equity	$4,477,830	$4,301,062

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Amounts expressed in thousands, except share and per share data

	Three Months Ended September 30,
	2007	2006
Revenues:
Earned premiums	$748,798	$753,122
Net investment income	39,216	36,857
Net realized investment gains	2,049	2,690
Other	1,324	1,263

Total revenues	791,387	793,932

Expenses:
Losses and loss adjustment expenses	497,791	491,129
Policy acquisition costs	166,496	163,362
Other operating expenses	41,289	45,813
Interest	2,136	2,209

Total expenses	707,712	702,513

Income before income taxes	83,675	91,419
Provision for income taxes	20,397	23,192

Net income	$63,278	$68,227

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,720,110 in 2007 and 54,662,245 in 2006)	$1.16	$1.25

DILUTED EARNINGS PER SHARE (weighted average shares 54,850,536 as adjusted by 130,426 for the dilutive effect of options in 2007 and 54,750,002 as adjusted by 87,757 for the dilutive effect of options in 2006)	$1.15	$1.25

Dividends declared per share	$0.52	$0.48

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Amounts expressed in thousands, except share and per share data

	Nine Months Ended September 30,
	2007	2006
Revenues:
Earned premiums	$2,258,626	$2,243,152
Net investment income	122,156	112,502
Net realized investment gains	10,996	13,376
Other	3,896	3,729

Total revenues	2,395,674	2,372,759

Expenses:
Losses and loss adjustment expenses	1,511,928	1,500,625
Policy acquisition costs	497,392	484,298
Other operating expenses	119,292	134,729
Interest	6,771	6,916

Total expenses	2,135,383	2,126,568

Income before income taxes	260,291	246,191
Provision for income taxes	67,051	81,506

Net income	$193,240	$164,685

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,697,145 in 2007 and 54,644,559 in 2006)	$3.53	$3.01

DILUTED EARNINGS PER SHARE (weighted average shares 54,829,878 as adjusted by 132,733 for the dilutive effect of options in 2007 and 54,759,549 as adjusted by 114,990 for the dilutive effect of options in 2006)	$3.52	$3.01

Dividends declared per share	$1.56	$1.44

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Amounts expressed in thousands

	Three Months Ended September 30,
	2007	2006
Net income	$63,278	$68,227

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	29,821	28,427
Reclassification adjustment for net losses (gains) included in net income	2,419	(299)

Other comprehensive income before tax	32,240	28,128
Income tax expense related to unrealized holding gains arising during period	10,437	9,933
Income tax expense (benefit) related to reclassification adjustment for net losses (gains) included in net income	847	(104)

Comprehensive income, net of tax	$84,234	$86,526

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Amounts expressed in thousands

	Nine Months Ended September 30,
	2007	2006
Net income	$193,240	$164,685

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	21,348	2,181
Reclassification adjustment for net gains included in net income	(4,311)	(6,601)

Other comprehensive income (loss) before tax	17,037	(4,420)
Income tax expense related to unrealized holding gains arising during period	7,472	757
Income tax benefit related to reclassification adjustment for net gains included in net income	(1,509)	(2,310)

Comprehensive income, net of tax	$204,314	$161,818

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Amounts expressed in thousands

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$193,240	$164,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,486	17,803
Net realized investment gains	(10,996)	(13,376)
Bond amortization, net	4,264	3,371
Excess tax benefit from exercise of stock options	(203)	(489)
Increase in premiums receivable	(14,506)	(10,694)
Increase in premium notes	(1,737)	(3,966)
Increase in deferred policy acquisition costs	(5,867)	(15,777)
Increase in unpaid losses and loss adjustment expenses	8,856	42,461
Increase in unearned premiums	23,455	60,798
Increase in accounts payable and accrued expenses	5,562	18,872
(Decrease) Increase in accrued income taxes, excluding deferred tax on change in unrealized gain	(8,879)	20,872
Net increase in trading securities	(6,064)	—
Share-based compensation	388	894
Other, net	(558)	7,719

Net cash provided by operating activities	206,441	293,173

Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,419,283)	(1,817,114)
Sales	1,163,314	1,056,826
Calls or maturities	261,920	517,520
Equity securities available for sale:
Purchases	(413,946)	(331,370)
Sales	376,903	308,309
Increase in payable for securities, net	4,085	21,638
Net (increase) decrease in short-term investments	(49,698)	32,025
Purchase of fixed assets	(32,437)	(22,533)
Sale of fixed assets	924	935
Other, net	(3,499)	9,273

Net cash used in investing activities	$(111,717)	$(224,491)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Dividends paid to shareholders	$(85,342)	$(78,719)
Proceeds from stock options exercised	1,979	1,866
Mortgage loan pay-off	(11,250)	—
Excess tax benefit from exercise of stock options	203	489

Net cash used in financing activities	(94,410)	(76,364)

Net increase (decrease) in cash	314	(7,682)
Cash:
Beginning of the period	47,606	69,784

End of the period	$47,920	$62,102

Supplemental disclosures of cash flow information:
Interest paid during the period	$8,618	$8,490
Income taxes paid during the period	$76,311	$60,162

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2007 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company’s adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

3. Investments

The Company monitors investments that have declined in fair value below net book value and if the decline is judged to be other-than-temporary, the asset is written down to its fair value in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), as amended, “Accounting for Certain Investments in Debt and Equity Securities.” The Company wrote down approximately $8.6 million ($5.6 million after tax) and $2.0 million ($1.3 million after tax) of its investments as other-than-temporary declines during the first nine months of 2007 and 2006, respectively.

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

5. Accounting for Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2006 for federal taxes and 2001 through 2006 for California state taxes.

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

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes. As of January 1, 2007, the Company had accrued $260,000 of interest related to unrecognized tax benefits. During the three and nine months ended September 30, 2007, the changes in the liability for uncertain tax positions had no material impact on the Company’s consolidated financial statements.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $2,282 million of net written premiums in the first nine months of 2007.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 77% and 73% of the Company’s net written premiums during the nine months ended September 30, 2007 and 2006, respectively.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI conducted a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. No material matters were noted in the final report of this examination issued in July 2007. The Virginia DOI conducted a market conduct examination of Mercury Casualty Company in 2007 for the period of January 1, 2006 through June 30, 2006. No material matters were noted in the final report of this examination issued in August 2007. The California DOI is conducting a rating and underwriting examination of the business written in California in the 2004, 2005, and 2006 underwriting years. The examination is in its early stages. The California DOI has notified the Company that it will begin its financial examination of the Company during the 4th quarter of 2007.

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

On January 31, 2006, the Florida Financial Services Commission approved new regulations requiring insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. Under the regulations, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to provide information sufficient to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. The regulations were challenged by several insurance industry trade associations and were recently struck down by a Florida Administrative Law Judge. However, the OIR has subsequently proposed the regulations again.

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

In October 2007, Florida’s personal injury protection (“PIP”) expired as a required coverage. The Florida legislature failed to renew the requirement that automobile insurers offer PIP coverage during its regular session. Subsequently, the Governor has signed a new bill that will reinstate PIP as a required coverage effective January 1, 2008. The Company will continue to offer PIP for new and renewal businesses as an optional coverage through December 31, 2007.

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

The Company engages independent actuarial consultants to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on actuarial consultants for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves internally on a quarterly basis using primarily the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and at times uses industry claims data as part of its reserve analysis. When deciding which methodologies to use in estimating its reserves, the Company evaluates the credibility of each methodology based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method over the others. While these methodologies are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they generally use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

The incurred loss development method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current incurred case losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss development method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of business which have a long operating history. The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts. The average severity method coupled with the claim count development method provides meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing reserves. The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company primarily uses this method for loss adjustment expenses because specific case reserves are not established for loss adjustment expenses.

The Company uses varying methods and assumptions in states with little operating history where there is insufficient claims data to prepare a reserve analysis relying solely on the Company’s historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous catastrophes.

At September 30, 2007, the Company recorded its point estimate of approximately $1,098 million in loss and loss adjustment expense reserves which includes approximately $321 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2007 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2007, the Company reported negative development of approximately $15 million on the 2006 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2006 totaled approximately $1,089 million. The loss development included approximately $18 million of negative development from the California operations and approximately $3 million of positive development from the operations outside of California. The negative development in California resulted from several factors, including a greater number of reported California automobile claims than was anticipated at December 31, 2006 and adverse development on prior accident years’ loss reserves for California homeowners business.

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

Investments

The Company carries its fixed maturity and equity investments at market value as required for securities classified as “Available for Sale” and “Trading” by SFAS No. 115, as amended. In most cases, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company regularly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, as amended, when declines are deemed to be other-than-temporary. SFAS No. 155 allows the Company to include changes in fair value in earnings on an instrument-by-instrument basis for certain hybrid financial instruments that contain an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. Temporary unrealized gains and losses for investments available for sale, except for those accounted for under SFAS No. 133 and SFAS No. 155, are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that in the future, information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to reclassify the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheet to realized investment losses on the consolidated statements of income. Changes in fair value for those investments accounted for under SFAS No. 133 and SFAS No. 155, as well as for trading securities accounted for under SFAS No. 115, are reflected in net realized gains or losses in the consolidated statements of income.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A. Risk Factors in Part II—Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Premiums earned in the third quarter of 2007 decreased approximately 0.6% from the corresponding period in 2006. Net premiums written in the third quarter of 2007 decreased approximately 2.2% from the corresponding period in 2006. Net premiums written on the California automobile lines of business were $521.5 million in the third quarter of 2007, a 2.1% increase over the corresponding period in 2006. Net premiums written by the Company’s non-California operations were $171.1 million in the third quarter of 2007, a 15.7% decrease over the corresponding period in 2006. The decrease in net premiums written is primarily due to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida which are experiencing a significant amount of competition.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned for the quarters ended September 30, 2007 and 2006, respectively:

	Quarter Ended September 30,
	2007	2006
	(Amounts in thousands)
Net premiums written	$758,849	$776,186
Increase in unearned premiums	(10,051)	(23,064)

Earned premiums	$748,798	$753,122

The loss ratio (GAAP basis) in the third quarter (loss and loss adjustment expenses related to premiums earned) was 66.5% in 2007 and 65.2% in 2006. There was negative development of approximately $2 million and approximately $3 million on prior accident years’ loss reserves for the quarters ended September 30, 2007 and 2006, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the third quarter was 66.2% in 2007 and 64.8% in 2006. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher average loss severities in the 2007 accident year resulting from inflation.

The expense ratio (GAAP basis) in the third quarter of 2007 (policy acquisition costs and other expenses related to premiums earned) of 27.7% is not significantly different from 27.8% in the corresponding period of 2006. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.2% in the third quarter of 2007 compared with 93.0% in the corresponding period of 2006, which indicates that the Company’s underwriting performance contributed $43.2 million to the Company’s income before income taxes of $83.7 million during the 2007 period versus contributing $52.8 million to the Company’s income before income taxes of $91.4 million in the 2006 period.

Investment income in the third quarter of 2007 was $39.2 million, compared with $36.9 million in the third quarter of 2006. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.9% in the third quarter of 2007 compared to 3.7% in the corresponding period of 2006 on average invested assets of $3,498 million and $3,358 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio, which reflects higher market interest rates in 2006 and 2007 when compared to earlier periods.

The income tax provision in the third quarter of 2007 of $20.4 million represented an effective tax rate of 24% compared with an effective rate of 25% in the corresponding period of 2006. The lower rate in 2007 compared to 2006 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income for the third quarter 2007 of $63.3 million, or $1.15 per share (diluted), compares with $68.2 million, or $1.25 per share (diluted), in the corresponding period of 2006. Basic net income per share was $1.16 in the third quarter of 2007 and $1.25 in the third quarter of 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Premiums earned in the nine months ended September 30, 2007 increased approximately 0.7% from the corresponding period in 2006. Net premiums written in the nine months ended September 30, 2007 decreased approximately 1.0% from the corresponding period in 2006. Net premiums written on the California automobile lines of business were $1,564.7 million in the first nine months of 2007, an increase of 3.5% over the same period in 2006. Net premiums written by the Company’s non-California operations were $525.5 million in the nine months ended September 30, 2007, a decrease of approximately 14.2% over the same period in 2006. The decrease in net premiums written is primarily due to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida, which are experiencing a significant amount of competition. The decrease is partially offset by a slight increase in the number of policies written by the Company’s California operations and an increase in the average premium collected per policy. In addition, the Company accrued a liability for coupons at June 30, 2007 that are expected to be issued and redeemed as part of the Donabedian litigation (see “Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al.” in Item 1. Legal Proceedings in Part II-Other Information). These coupons will be redeemable for $25 or $45 towards new or renewal premiums. The impact of the accrual is a $5 million reduction in premiums written and earned for the nine months ended September 30, 2007.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)
Net premiums written	$2,282,126	$2,304,032
Increase in unearned premiums	(23,500)	(60,880)

Earned premiums	$2,258,626	$2,243,152

The loss ratio (GAAP basis) in the first nine months (loss and loss adjustment expenses related to premiums earned) was 66.9% in 2007 and 66.9% in 2006. There was negative development of approximately $15 million and approximately $18 million on prior accident years’ loss reserves for the nine months ended September 30, 2007 and 2006, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first nine months was 66.3% in 2007 and 66.1% in 2006. The slight increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher average loss severities in the 2007 accident year resulting from inflation, partially offset by an increase in the average premium collected per policy.

The expense ratio (GAAP basis) in the first nine months of 2007 (policy acquisition costs and other operating expenses related to premiums earned) was 27.3% compared to 27.6% in the corresponding period of 2006. Other operating expenses for the first nine months of 2006 included a goodwill impairment charge of $3 million. Excluding this charge, the expense ratio in the first nine months of 2006 was 27.5%, which is not significantly different from that in the same period of 2007. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 94.2% in the first nine months of 2007 compared with 94.5% in the corresponding period of 2006, which indicates that the Company’s underwriting performance contributed $130.0 million to the Company’s income before income taxes of $260.3 million during the 2007 period versus contributing $123.5 million to the Company’s income before income taxes of $246.2 million in the 2006 period.

Investment income for the first nine months of 2007 was $122.2 million, compared with $112.5 million in the first nine months of 2006. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.0% in the first nine months of 2007 compared to 3.8% in the corresponding period of 2006 on average invested assets of $3,452 million and $3,291 million, respectively. The increase in after-tax yield is largely due to overall higher yields earned on new purchases in the investment portfolio, which is reflective of higher market interest rates in 2006 and 2007 when compared to earlier periods.

The income tax provision in the first nine months of 2006 of $81.5 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 27% in 2006 compared with an effective rate of 26% in the corresponding period of 2007. The lower rate in 2007 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income for the first nine months of 2007 of $193.2 million, or $3.52 per share (diluted), compares with $164.7 million, or $3.01 per share (diluted), in the corresponding period of 2006. Basic net income per share was $3.53 in the first nine months of 2007 and $3.01 in the first nine months of 2006.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2007 was $206.4 million, a decrease of $86.7 million over the same period in 2006. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected during the first nine months of 2007 when compared with the same period in 2006. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity and equity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,425.2 million were reinvested by the Company generally in highly-rated fixed maturity securities.

The Company’s cash and short-term investment portfolio totaled $379.9 million at September 30, 2007. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of September 30, 2007:

	Cost or amortized cost	Market value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$38,453	$38,156
States, municipalities and political subdivisions	2,413,833	2,438,568
Mortgage-backed securities	241,527	241,926
Corporate securities	139,005	134,596
Redeemable preferred stock	2,079	2,079

	2,834,897	2,855,325
Equity securities:
Common Stock:
Public utilities	41,783	85,282
Banks, trusts and insurance companies	18,702	20,283
Industrial and other	235,062	294,473
Non-redeemable preferred stock	24,913	25,577

	320,460	425,615
Short-term cash investments	332,000	332,000

Total investments	$3,487,357	$3,612,940

The market value of total investments held at market exceeded amortized cost at September 30, 2007 by $125.6 million ($81.6 million, net of applicable tax effects) compared to $107.4 million ($69.8 million, net of applicable tax effects) at December 31, 2006. During the first nine months of 2007, the Company recognized approximately $11.0 million in net realized gains which included approximately $8.6 million ($5.6 million after taxes) in write-downs of investments as other-than-temporary declines, approximately $1.0 million gain ($0.7 million after taxes) related to the change in the fair value of hybrid financial instruments, and approximately $0.4 million gain ($0.3 million after taxes) related to the change in the fair value of trading securities.

At September 30, 2007, the average rating of the $2,853.2 million bond portfolio at market (amortized cost $2,832.8 million) was AA, unchanged from December 31, 2006. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2007, bond holdings rated below investment grade totaled $46.3 million at market (amortized cost $43.0 million) representing approximately 1.3% of total investments. This compares to approximately $48.6 million at market (amortized cost $43.8 million) representing approximately 1.4% of total investments at December 31, 2006.

The entire mortgage-backed securities (“CMO”) portfolio consists of loans to prime borrowers except for approximately $20 million (amortized cost and market value) of Alt-A CMO’s. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. All of the Company’s Alt-A CMO’s are currently rated AAA and the overall rating of the entire CMO portfolio is AAA.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At September 30, 2007, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of income in the period of such determination. The Company’s assessment of other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow the security to recover its value.

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of September 30, 2007. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$396	$17,561	$7	$7,692	$403	$25,253
States, municipalities and political subdivisions	18,120	996,361	3,552	182,428	21,672	1,178,789
Corporate securities	1,742	31,567	4,643	69,932	6,385	101,499
Mortgage-backed securities	212	20,814	1,674	80,366	1,886	101,180
Redeemable preferred stock	—	—	9	1,185	9	1,185

Subtotal, debt securities	$20,470	$1,066,303	$9,885	$341,603	$30,355	$1,407,906
Equity securities	5,126	58,411	734	6,748	5,860	65,159

Total temporarily impaired securities	$25,596	$1,124,714	$10,619	$348,351	$36,215	$1,473,065

The $36.2 million gross unrealized losses on securities available for sale represents 1.04% of total investments at amortized cost. These unrealized losses consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one corporate bond with an unrealized loss of approximately $1.3 million and with a market value decline of 10% of amortized cost. Approximately $1.8 million of the total gross unrealized losses relate to 20 individual equity securities and two fixed maturity securities with unrealized losses that exceed 20% of each security’s amortized cost. Of these, the most significant unrealized losses relate to four equity securities totaling $1.2 million, with an individual unrealized loss between $0.1 million and $0.5 million and with a market value decline between 29% and 40% of amortized cost.

Based upon the Company’s analysis of the securities, which includes the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $36.2 million on securities available for sale were temporary in nature at September 30, 2007. However, facts and circumstances in future periods may change, which could result in a decline in market value considered to be other-than-temporary.

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

Unrealized losses that have been in a continuous unrealized loss position over 12 months are mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.29% of the total investment market value at September 30, 2007 compared to 0.34% at December 31, 2006. The increase from December 31, 2006 to September 30, 2007 in the total unrealized losses is primarily in the “less than 12 months” category and relates primarily to the general credit market disruption experienced during the quarter ended September 30, 2007.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.7 billion at September 30, 2007 and net written premiums for the twelve months ended on that date of $3.0 billion, the ratio of writings to surplus was approximately 1.8 to 1.

The Company’s book value per share at September 30, 2007 was $33.73 per share.

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

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which the parties subsequently stipulated to dismiss. The Court also granted the Company’s request to strike the punitive damage claim. On February 27, 2007, the Court determined, at the Company’s request, that the Court would initially evaluate the Company’s defenses that its conduct was protected by the administrative estoppel and filed rate plan doctrines and thus the Company has no liability in the case and established a schedule for discovery and briefing on these issues. Thereafter, the Company and Plaintiff continued settlement discussions and ultimately were able to reach an agreement which has preliminarily been approved by the Court. The settlement provides for the Company to issue coupons to class members (who do not opt out of the class) that can be used towards new or renewal business in a minimum aggregate amount of $5 million, and if coupons up to that amount are not redeemed, the difference will go to charities to be designated by the Court. The Company submitted the filing to the DOI for approval and the terms of the settlement were approved by the DOI in September 2007. Accordingly, the Company has mailed notice of the settlement to all class members who will then have a period of time to object or opt out of the settlement if they choose not to participate. A final settlement hearing has been set for December 14, 2007. At that time, in addition to considering any objections to the proposed settlement, the Court also will consider an award of attorneys’ fees to Plaintiffs (for which the settlement provides a cap on fees of $1.575 million with the exact amount to be determined by the Court). FTCR also has indicated its intent to seek attorneys’ fees which the Company intends to oppose.

Although the Company continues to believe that it has strong defenses to the action, given the DOI’s actions in connection with the Company’s application of the persistency discount, the proposed settlement is believed to be a favorable outcome of the case considering the cost, inconvenience and uncertainty of litigation. The Company accrued $5 million as a reduction in premiums in the second quarter of 2007 as a result of the proposed settlement.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and class notice has been sent to approximately 14,000 class members. The Company has appealed the class certification ruling, and the Court of Appeal has stayed the case pending their review. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking unspecified actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The trial against Mercury has been scheduled for March 28, 2008. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. The Company intends to vigorously defend this lawsuit jointly with the other defendants in the coordinated proceedings.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the California Franchise Tax Board disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision. The trial has been scheduled for March 17, 2008. The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and intends to vigorously prosecute the case.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Amendment of Bylaws

On November 2, 2007, the Board of Directors of the Company approved Amended and Restated Bylaws of the Company to permit the Company to issue uncertificated shares as required by the New York Stock Exchange to enable the Company to participate in the Direct Registration System for publicly traded securities operated by The Depository Trust Company. The full text of the Amended and Restated Bylaws is filed as Exhibit 3.1.

Real Estate Transaction

In October 2007, the Company completed the acquisition of a 4.25 acre parcel of land in Brea, California. The purchase price of $7.5 million includes issuing a $4.5 million promissory note that is due in April 2009. In addition, in October 2007, the Company executed a definitive Purchase and Sale Agreement to acquire an 88,300 square foot office building in Folsom, California for approximately $18.4 million in cash. The transaction is expected to be closed near the end of 2007. The land in Brea is adjacent to the property currently owned by the Company and will be used for future expansion. The building in Folsom will be used to house the Company’s northern California employees when the existing lease expires on the building that they currently occupy.

California Fire Storm

In October 2007, the Southern California region was devastated by sweeping fire storms. As of November 1, 2007, approximately 2,200 homes have been reported as destroyed. The Company estimates its California homeowners market share to be approximately 3%. As of November 1, 2007, the Company has received 13 total property loss claims and 153 partial property loss claims related to the fires and over 700 claims related to wind damage. The Company anticipates that the number of reported claims will increase but is uncertain as to the total number of claims that will ultimately be reported. These claims are expected to negatively impact the Company’s operating results for the fourth quarter of 2007.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of Mercury General Corporation to permit the Company to issue uncertificated shares

15.1	Letter Regarding Unaudited Interim Financial Information

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: November 6, 2007	By:	/s/ Gabriel Tirador
Gabriel Tirador President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Theodore Stalick
Theodore Stalick Vice President and Chief Financial Officer