Form 10-K
period 2007-12-31
MERCURY GENERAL CORP
filed 2008-02-27
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 29, 2007 was approximately $1,460,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 15, 2008, the Registrant had issued and outstanding an aggregate of 54,729,913 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of the Registrant to be held on May 14, 2008 are incorporated herein by reference into Part III hereof.

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing automobile insurance in a number of states, principally California. During 2007, private passenger automobile insurance and commercial automobile insurance accounted for 83.7% and 4.1%, respectively, of the Company’s total direct premiums written. The percentage of direct automobile insurance premiums written during 2007 by state was:

California	78.3%
Florida	6.9%
New Jersey	4.5%
Texas	3.5%
Other states	6.8%

The Company also writes homeowners, mechanical breakdown, commercial and dwelling fire, and commercial property insurance. The non-automobile lines of insurance accounted for 12.2% of total direct premiums written in 2007, of which approximately 64.8% was in the homeowners line.

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

In 2007, all of the Company’s subsidiaries actively writing insurance, except American Mercury Insurance Company (“AMI”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”), maintained a rating of A+ (Superior) by A.M. Best & Co. (“A.M. Best”). This is the second highest of the fifteen rating categories in the A.M. Best rating system, which range from A++ (Superior) to F (In Liquidation). Each of AMI, AML and MCM, which in total accounted for approximately 8% of the Company’s 2007 net premiums written, maintained an A.M. Best rating of A- (Excellent).

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California. The Company also owns an office building in Rancho Cucamonga, California, which is used to support the Company’s California operations and future expansion, and office buildings located in St. Petersburg, Florida and in Oklahoma City, Oklahoma which house employees of the Company and several outside tenants. The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Houston and San Antonio, Texas. The Company has approximately 5,200 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on

Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Federal securities laws as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has eighteen subsidiaries. The Company’s insurance operations are conducted through the following insurance subsidiaries:

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

California General Underwriters Insurance Company, Inc.’s only business is to assume all of the risks under policies written by one or more of the above companies covering the Company’s fleet of vehicles. Mercury Select Management Company, Inc. (“MSMC”), a Texas corporation, serves as the attorney-in-fact for AML. MCM, a mutual insurance company organized under Chapter 17 of the Texas Insurance Code, is managed and controlled by the Company through a management agreement. The Company operates one active general agent, American Mercury MGA, Inc. (“AMMGA”), which manages a portion of the Company’s business in Texas, and owns one inactive general agent, Mercury Group, Inc. (“MGI”), which managed a portion of the Company’s business in Florida prior to 2007. The Company also owns the capital stock of Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency that has been inactive since selling all of its operating assets in 2006.

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

Production and Servicing of Business

The Company sells its policies through more than 4,500 independent agents and brokers, of which approximately 1,000 are located in each of California and Florida. The remainder are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada and Michigan. Over half of the agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company.

No agent or broker accounted for more than 2% of direct premiums written except for one broker that produced approximately 14%, 13% and 14% during 2007, 2006, and 2005, respectively, of the Company’s direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average. During 2007, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate, and it intends to maintain a similar level of advertising in 2008. During 2007, the Company incurred approximately $28 million in advertising expense. See “Competitive Conditions.”

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of the applicable states (referred to herein as the “DOI”). Automobile insurance rates on voluntary business in California are subject to prior approval by the California DOI. The Company uses its own extensive database to establish rates and classifications. Automobile liability insurers in California are also required to sell insurance to a proportionate number of drivers applying for placement as “assigned risks” based on the insurer’s share of the California automobile casualty insurance market. The California DOI has rating factor regulations in effect that influence the weight the Company ascribes to various classifications of data. See “Regulation.”

At December 31, 2007, “good drivers” (as defined by the California Insurance Code) accounted for approximately 79% of all voluntary private passenger automobile policies in force in California, while higher risk categories accounted for approximately 21%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 93%. The Company also offers homeowners, commercial property and commercial automobile and mechanical breakdown insurance in California.

In states outside of California, the Company offers standard, non-standard and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 20% of total private passenger automobile policies in force at December 31, 2007. In addition, the Company offers mechanical breakdown insurance in many states outside of California and homeowners insurance in Florida, Illinois, Oklahoma, New York, Georgia, and Texas.

Claims

Claims operations are conducted by the Company. The claims staff administers all claims and directs all legal and adjustment aspects of the claims process. The Company adjusts most claims without the assistance of outside adjusters.

Loss and Loss Adjustment Expense Reserves and Reserve Development

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

For a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as shown on the Company’s consolidated financial statements for the periods indicated, see Note 7 of Notes to Consolidated Financial Statements.

In October 2007, the Southern California region was devastated by sweeping fire storms. The Company has estimated its pre-tax loss resulting from these fire storms to be approximately $23 million.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2007	2006	2005
	(Amounts in thousands)
Reserves reported on a SAP basis	$1,099,458	$1,082,393	$1,005,634
Reinsurance recoverable	4,457	6,429	16,969

Reserves reported on a GAAP basis	$1,103,915	$1,088,822	$1,022,603

Under SAP, reserves are stated net of reinsurance recoverable in contrast to GAAP where reserves are stated gross of reinsurance recoverable.

The following table presents the development of loss reserves for the period 1997 through 2007. The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2007.

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

	As of December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Amounts in thousands)
Net reserves for losses and loss adjustment expenses	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458
Paid (cumulative) as of:
One year later	247,310	263,805	294,615	321,643	360,781	438,126	461,649	525,125	632,905	674,345
Two years later.	338,016	366,908	403,378	431,498	491,243	591,054	628,280	748,255	891,928
Three years later.	369,173	395,574	429,787	462,391	528,052	637,555	714,763	851,590
Four years later	379,233	402,000	439,351	476,072	538,276	655,169	740,534
Five years later	381,696	405,910	446,223	478,158	545,110	664,051
Six years later	383,469	409,853	445,892	481,775	549,593
Seven years later	386,427	408,138	446,489	484,149
Eight years later	384,557	408,321	446,777
Nine years later	384,531	408,567
Ten years later	384,730
Net reserves re-estimated as of:
One year later	376,861	393,603	442,437	480,732	542,775	668,954	728,213	840,090	1,026,923	1,101,917
Two years later.	378,057	407,047	449,094	481,196	549,262	660,705	717,289	869,344	1,047,067
Three years later.	383,588	410,754	446,242	483,382	546,667	662,918	745,744	894,063
Four years later	386,522	409,744	449,325	482,905	545,518	666,825	750,859
Five years later	385,770	410,982	448,813	480,740	550,123	668,318
Six years later	386,883	411,046	447,225	483,392	551,402
Seven years later	386,952	408,857	447,362	485,328
Eight years later	384,752	409,007	447,272
Nine years later	385,076	408,942
Ten years later	384,992
Net cumulative redundancy (deficiency)	1,278	(23,126)	(28,472)	(21,525)	(34,810)	(3,429)	35,297	(7,456)	(41,433)	(19,524)
Gross liability—end of year	$409,061	$405,976	$434,843	$492,220	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915
Reinsurance recoverable	(22,791)	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)
Net liability—end of year	$386,270	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458
Gross re-estimated liability—latest	$416,174	$436,851	$470,780	$521,843	$577,620	$690,977	$775,959	$916,993	$1,071,679	$1,113,653
Re-estimated recoverable-latest	(31,182)	(27,909)	(23,508)	(36,515)	(26,218)	(22,659)	(25,100)	(22,930)	(24,612)	(11,736)
Net re-estimated liability—latest	$384,992	$408,942	$447,272	$485,328	$551,402	$668,318	$750,859	$894,063	$1,047,067	$1,101,917
Gross cumulative redundancy (deficiency)	$(7,113)	$(30,875)	$(35,937)	$(29,623)	$(42,694)	$(11,706)	$21,968	$(16,249)	$(49,076)	$(24,831)

For 2006, the Company had negative development of approximately $20 million on net loss and loss adjustment expense reserves. Negative development related to California operations was approximately $25 million mostly due to adverse development on the bodily injury reserves resulting from an increase in estimates for loss severity and ultimate reported claims. This negative development was partially offset by positive development of approximately $5 million related to operations outside of California.

For 2004 and 2005, the negative development relates to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey, which was recognized during 2006. In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California and New Jersey automobile lines of business and for the 2005 accident year reserves for California automobile and homeowners lines of business during 2007 contributed to the deficiencies.

For 2003, loss redundancies largely relate to lower inflation than originally expected on the bodily injury coverage reserves for the California automobile insurance lines of business. In addition, the Company experienced a reduction in expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore a redundancy in the reserves established at December 31, 2003. Partially offsetting these loss redundancies was adverse development in the Florida and New Jersey automobile lines of business.

For years 1998 through 2002, the Company’s previously estimated loss reserves produced deficiencies which were reflected in the subsequent years’ incurred losses. The Company attributes a large portion of the deficiencies to increases in the ultimate liability for bodily injury, physical damage and collision claims over what was originally estimated. The increases in these losses relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts and body shop labor costs.

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

	Year ended December 31,
	2007		2006	2005	2004	2003
Loss Ratio	68.0%		67.4%	65.4%	62.6%	67.7%
Expense Ratio	27.1		27.1	26.5	26.4	25.9

Combined Ratio	95.1%		94.5%	91.9%	89.0%	93.6%

Industry combined ratio (all writers) (1)	97.5	%(2)	94.3%	94.6%	93.5%	97.9%
Industry combined ratio (excluding direct writers) (1)	(N.A.	)	94.7%	94.5%	93.9%	98.4%

(1)	Source: A.M. Best, Aggregates & Averages (2004 through 2007), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Review, January 2008, Review Preview.”

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

	Year ended December 31,
	2007	2006	2005	2004	2003
Loss Ratio	68.0%	67.5%	65.4%	62.6%	67.7%
Expense Ratio	27.4	27.5	27.0	26.6	26.3

Combined Ratio	95.4%	95.0%	92.4%	89.2%	94.0%

Premiums to Surplus Ratio

The following table shows, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except ratios)
Net premiums written	$2,982,024	$3,044,774	$2,950,523	$2,646,704	$2,268,778
Policyholders’ surplus	$1,721,827	$1,579,248	$1,487,574	$1,361,072	$1,169,427
Ratio	1.7 to 1	1.9 to 1	2.0 to 1	1.9 to 1	1.9 to 1

Risk-Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies that establishes recommended minimum capital requirements for casualty companies. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. Based on the formula adopted by the NAIC, the Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2007. As of such date, each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

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

•

Fixed maturities securities, which are classified as available-for-sale, are reported at fair value, rather than at amortized cost, or the lower of amortized cost or fair value, depending on the specific type of security, as required by SAP.

•	Equity securities are reported at fair value which may differ from the NAIC market values as required by SAP.

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

General

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

Investment Portfolio

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)
Taxable bonds	$440,028	$437,838	$583,602	$577,575	$554,472	$549,903
Tax-exempt state and municipal bonds	2,418,348	2,447,851	2,264,321	2,317,646	2,034,796	2,091,142
Sinking fund preferred stocks	2,079	2,071	3,792	3,766	4,477	4,510

Total fixed maturity investments	2,860,455	2,887,760	2,851,715	2,898,987	2,593,745	2,645,555
Equity investments incl. perpetual preferred stocks	330,995	428,237	258,310	318,449	225,310	276,108
Short-term investments	272,678	272,678	282,302	282,302	321,049	321,049

Total investments	$3,464,128	$3,588,675	$3,392,327	$3,499,738	$3,140,104	$3,242,712

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, the Company writes the security down to fair value by recognizing a loss in the consolidated statement of income. Declines in value considered to be temporary are charged as unrealized losses to shareholders’ equity as a reduction of accumulated other comprehensive income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 2 of Notes to Consolidated Financial Statements.

At year-end, approximately 68% of the Company’s total investment portfolio at fair value and 85% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. Shorter duration sinking fund preferred stocks and collateralized mortgage obligations represented a combined 6.9% of the Company’s total investment portfolio at fair value at December 31, 2007. The average Standard & Poor’s rating of the Company’s bond holdings was AA at December 31, 2007. Holdings of lower than investment grade bonds constituted approximately 1.3% of total invested assets at fair value.

The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term investments, was 12.8 years at December 31, 2007, which reflects a heavy portfolio mix in investment grade tax-exempt municipal bonds. The call-adjusted average maturity of the overall bond portfolio was approximately 5.7 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.4 years at December 31, 2007, including collateralized mortgage obligations with modified durations of approximately 1.9 years and short-term investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Investment Results

The following table summarizes the investment results of the Company for the five years ended December 31, 2007:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Average invested assets (includes short-term investments (1))	$3,468,399	$3,325,435	$3,058,110	$2,662,224	$2,310,966
Net investment income:
Before income taxes	158,911	151,099	122,582	109,681	104,520
After income taxes	137,777	127,741	105,724	95,897	93,318
Average annual yield on investments:
Before income taxes	4.6%	4.5%	4.0%	4.1%	4.5%
After income taxes	4.0%	3.8%	3.5%	3.6%	4.0%
Net realized investment gains after income taxes (2)	13,525	10,033	10,504	16,292	7,285
Net increase (decrease) in unrealized gains/losses on investments after income taxes	$10,905	$3,103	$(14,000)	$(4,284)	$42,693

(1)	Fixed maturities and equities at cost.
(2)

Includes investment write-down, net of tax benefit that the Company considered to be other-than-temporary impairment of $14.7 million in 2007, $1.3 million in 2006, $1.4 million in 2005, $0.6 million in 2004, and $5.9 million in 2003. 2007 also includes $1.3 million gain, net of tax, and $0.9 million loss, net of tax benefit, related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

Competitive Conditions

The property and casualty insurance industry is highly competitive and consists of a large number of multi-state competitors offering automobile, homeowners, commercial property insurance, and other lines. Many of the Company’s competitors have larger volumes of business and greater financial resources than those of the Company. Based on the most recent regularly published statistical compilations of premiums written in 2006, the Company was the third largest writer of private passenger automobile insurance in California and the fourteenth largest in the United States. Competitors with greater market share in California sell insurance through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry began experiencing declining profitability in 2007 and have initiated plans to increase rates. Consequently, the Company expects that the market will begin to transition from soft to hard in 2008.

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

All rates charged by private passenger automobile insurers in California are subject to the prior approval of the California DOI. See “Regulation-California Department of Insurance Oversight.”

The Company encounters similar competition in each state outside California and line of business in which it operates.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $24 million in excess of $9 million per occurrence based on the latest information provided by FHCF. The coverage is expected to change when new information is available later in 2008. In addition, FHCF created the Temporary Increase in Coverage Limit (“TICL”) options for the 2007, 2008, and 2009 hurricane seasons. The Company purchased an optional layer of coverage under TICL for the 2007 hurricane season that provides coverage equal to approximately $20 million in addition to the mandatory coverage provided by FHCF as noted above. The Company expects to purchase this optional coverage for the 2008 and 2009 hurricane seasons.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes due to the placement of earthquake risks with the California Earthquake Authority. See “Regulation-California Earthquake Authority.” Although the Company’s catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure for fire following an earthquake.

The Company carries a commercial umbrella reinsurance treaty and seeks facultative arrangements for large property risks. In addition, the Company has other reinsurance in force that is not material to the consolidated financial statements. If any reinsurers are unable to perform their obligations under a reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its insureds in their entirety.

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

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use and that no rate be approved which is excessive, inadequate, unfairly discriminatory or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.” The Company’s rate plan was approved by the California DOI and operates under these rating factor regulations.

The California DOI is also responsible for conducting periodic financial examinations of insurance companies domiciled in California and is conducting a financial examination of the Company’s California insurance companies for the period January 1, 2004 through December 31, 2007. The examination is in its early stages.

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

For discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The DOI in each state in which the Company operates conducts periodic financial examinations of the Company’s insurance subsidiaries domiciled within the respective state. The Georgia DOI conducted a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2001 through December 31, 2003. No material matters were noted in the final report of this examination issued in July 2007. In addition, the Georgia DOI commenced a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2004 through December 31, 2006 in the first quarter of 2008.

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

For discussion of current regulatory matters in other states outside California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made financial contributions of $463,985 and $476,396 to officeholders and candidates in 2007 and 2006, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

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

During 2007, the Company paid approximately $3.5 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of business. In addition, the Company paid approximately $1 million for the Florida Insurance Guaranty Association for assessments relating to its homeowners line of business. As permitted by state law, the majority of the New Jersey and Florida assessments paid during 2007 are recoupable through a surcharge to policyholders. During 2007, the Company began to recoup these assessments and will continue recouping them in 2008. It is possible that there will be additional assessments in 2008.

Holding Company Act

The California Companies are subject to regulation by the California DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Certain transactions and dividends defined to be of an “extraordinary” type may not be effected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the insurer’s policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Company’s admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.

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

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2007, assigned risks represented 0.1% of total automobile direct premiums written and 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

California Earthquake Authority

The California Earthquake Authority (“CEA”) is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policy through the CEA. The Company receives a small fee for placing business with the CEA.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 26, 2007, was approximately $69 million.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 15, 2007:

Name	Age	Position
George Joseph	86	Chairman of the Board
Gabriel Tirador	43	President and Chief Executive Officer
Allan Lubitz	49	Senior Vice President and Chief Information Officer
Joanna Y. Moore	52	Senior Vice President and Chief Claims Officer
Bruce E. Norman	59	Senior Vice President—Marketing
John Sutton	60	Senior Vice President—Customer Service
Ronald Deep	52	Vice President—South East Region
Christopher Graves	42	Vice President and Chief Investment Officer
Robert Houlihan	51	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	61	Vice President—Underwriting
Theodore R. Stalick	44	Vice President and Chief Financial Officer
Charles Toney	46	Vice President and Chief Actuary
Judy A. Walters	61	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through December 2006 and of President between October 2000 and October 2001. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998 he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in January 2007. Mr. Tirador has over 20 years experience in the property and casualty insurance industry and is a Certified Public Accountant.

Mr. Lubitz, Senior Vice President and Chief Information Officer, joined the Company in January 2008. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of Option One Mortgage from 2003 to 2007 and President of ANR Consulting Group from 2000 to 2003. Prior to 2000, he held various management positions at First American Corporation over a 20 year period, most recently as Senior Vice President and Chief Information Officer.

Ms. Moore, Senior Vice President and Chief Claims Officer, joined the Company in the claims department in 1981. She was named Vice President of Claims of Mercury General in 1991 and Vice President and Chief Claims Officer in 1995. She was promoted to Senior Vice President and Chief Claims Officer on January 1, 2007.

Mr. Norman, Senior Vice President-Marketing, has been employed by the Company since 1971. Mr. Norman was named to his current position in 1999, and has been a Vice President since 1985 and a Vice President of MCC since 1983. Mr. Norman has supervised the selection and training of agents and managed relations between agents and the Company since 1977.

Mr. Sutton, Senior Vice President-Customer Service, joined the Company as Assistant to CEO in July 2000. He was named Vice President in September 2007 and Senior Vice President in January 2008. Prior to joining the Company, he served as President and Chief Executive Officer of The Covenant Group from 1994 to 2000. Prior to 1994, he held various executive positions at Hanover Insurance Company.

Mr. Deep, Vice President-South East Region, joined the Company in September 2006 as State Administrator for the South East Region and was named Vice President of the South East Region in February 2007. Prior to joining the Company, Mr. Deep was Executive Vice President of Shelby Insurance Company from 2004 to 2006 and an Assistant Vice President of USAA from 1994 to 2004.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in April 2001.

Mr. Houlihan, Vice President and Chief Product Officer, joined the Company in December 2007. Prior to joining the Company, he served as Senior Product Manager at Bristol West Insurance Group from 2005 to 2007 and Product Manager at Progressive Insurance Company from 1999 to 2005.

Mr. Kitzmiller, Vice President-Underwriting, has been employed by the Company in the underwriting department since 1972. In 1991, he was appointed Vice President of Underwriting of Mercury General and has supervised the California underwriting activities of the Company since early 1996.

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

Ms. Walters, Vice President-Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in 1998.

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

For the year ended December 31, 2007, the Company generated approximately 78.3% of its direct automobile insurance premiums written in California, 6.9% in Florida and 4.5% in New Jersey. The Company’s financial results are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations. In 2007, operations in California and Florida produced operating profits whereas operations in New Jersey produced operating losses.

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

The Company’s ability to access capital markets, its financing arrangements, and its business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.

Financial strength and claims-paying ability ratings issued by firms such as Standard & Poor’s, Fitch, and Moody’s have become an increasingly important factor in establishing the competitive position of insurance companies. The Company’s ability to attract and retain policies is affected by its ratings with these agencies. Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations. The Company’s financial strength ratings with Standard & Poor’s, Fitch, and Moody’s are AA-, AA-, and Aa3, respectively; its respective debt ratings are A-, A, and A3; and its outlook is stable with all three agencies. Since these ratings are subject to continuous review, the Company cannot guarantee the continuation of the favorable ratings. If the ratings were lowered significantly by any one of these agencies relative to those of the Company’s competitors, its ability to market products to new customers and to renew the policies of current customers could be harmed. A lowering of the ratings could also limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets. These events, in turn, could have a material adverse effect on the Company’s net income and liquidity.

The Company’s insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject the Company’s insurance subsidiaries to regulatory action.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require the Company’s insurance subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. If any of the Company’s insurance subsidiaries fails to meet these standards and requirements, the Department of Insurance regulating such subsidiary may require specified actions by the subsidiary.

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

The Company markets its insurance policies primarily through independent agents and brokers. One broker provided 14% of the Company’s direct written premiums in the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by this broker could have a material adverse effect on the Company’s business.

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

Changes in the financial strength ratings of financial guaranty insurers issuing policies on bonds held in the Company’s investment portfolio may have an adverse effect on the Company’s investment results.

In an effort to enhance the bond rating applicable to a certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer rather than the underlying credit of the bond issuer. Several financial guaranty insurers that have issued insurance policies covering bonds held by the Company are facing financial strength rating downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease. Although the Company has determined that the financial strength rating of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition and liquidity or results of operations.

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

The Company depends on the accuracy, reliability and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company is developing and deploying new information technology systems that are designed to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Technology.” The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s new information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company’s results and financial condition. See Note 1 of Notes to Consolidated Financial Statements.

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

The insurance industry has been the target of litigation, and the Company faces litigation risks which, if decided adversely to the Company, could impact its financial results.

In recent years, insurance companies have been named as defendants in lawsuits including class actions, relating to pricing, sales practices and practices in claims handling, among other matters. A number of these lawsuits have resulted in substantial jury awards or settlements involving other insurers. Future litigation relating to these or other business practices may negatively affect the Company by requiring it to pay substantial awards or settlements, increasing the Company’s legal costs, diverting management attention from other business issues or harming the Company’s reputation with customers. Such litigation is inherently unpredictable.

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

In addition, potential litigation involving new claim, coverage and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent or increasing the size of claims. The effects of these and other unforeseen emerging claim, coverage and business practice issues could negatively impact the Company’s financial condition, revenues or its methods of doing business.

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

Risks Related to the Company’s Industry

The private passenger automobile insurance business is highly competitive, and the Company may not be able to compete effectively against larger, better-capitalized companies.

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

Approximately 84% of the Company’s direct written premiums for the year ended December 31, 2007 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

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

Required Licensing. The Company operates under licenses issued by the Departments of Insurance in the states in which the Company sells insurance. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. Also, if the Department of Insurance in any state in which the Company currently operates suspends, non-renews, or revokes an existing license, the Company would not be able to offer affected products in the state.

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

George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the

Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders and the holders of its debt securities.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns the following buildings:

Location	Purpose	Size in square feet	Percent occupied by Company at December 31, 2007
Brea, CA	Home office and computer facilities (2 buildings)	234,000	100%
Los Angeles, CA	Executive offices	38,000	95%
Rancho Cucamonga, CA	Administrative	130,000	100%
St. Petersburg, FL	Administrative	157,000	79%
Oklahoma City, OK	Administrative	100,000	87%

The remaining space owned by the Company is leased to independent tenants.

In October 2007, the Company agreed to acquire an 88,300 square foot office building in Folsom, California for approximately $18.4 million, which is expected to close on February 29, 2008.

The Company leases all of its other office space used for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, it is not expected to be material to the Company’s financial condition. For a detailed description of the pending lawsuits, see Note 10 of Notes to Consolidated Financial Statements-Litigation, which information is incorporated herein by reference.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales prices per share in each quarter during the past two years as reported in the consolidated transaction reporting system.

	High	Low
2006
1st Quarter	$59.90	$53.72
2nd Quarter	$58.89	$52.44
3rd Quarter	$56.61	$48.75
4th Quarter	$56.53	$49.28

	High	Low
2007
1st Quarter	$54.94	$50.48
2nd Quarter	$59.06	$52.78
3rd Quarter	$58.48	$50.57
4th Quarter	$56.30	$48.76

The closing price of the Company’s common stock on February 15, 2008 was $46.79.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2007 and 2006, the Company paid dividends on its common stock of $2.08 per share and $1.92 per share, respectively. On February 8, 2008, the Board of Directors declared a $0.58 quarterly dividend payable on March 27, 2008 to shareholders of record on March 17, 2008.

The common stock dividend rate has increased at least once each year since dividends were initiated in January 1986. For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends; however, the continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see “Item 1. Business-Regulation-Holding Company Act” and Note 8 of Notes to Consolidated Financial Statements.

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 15, 2008 was 167.

Performance Graph

The graph below compares the cumulative total shareholder return on the shares of Common Stock of the Company (MCY) for the last five years with the cumulative total return on the Standard and Poor’s 500 Index and a peer group comprised of selected property and casualty insurance companies over the same period (assuming the investment of $100 in the Company’s Common Stock, the S&P 500 Index and the peer group at the closing price on December 31, 2002 and the reinvestment of all dividends).

	2002	2003	2004	2005	2006	2007
Mercury General Corporation	$100.00	$127.80	$169.16	$169.39	$159.05	$156.24
Peer Group	100.00	121.41	132.74	145.51	170.52	179.85
S&P 500 Composite Index	100.00	128.68	142.69	149.70	173.34	182.87

The peer group consists of Ace Limited, Alleghany Corporation, Allstate Corporation, American Financial Group, Berkshire Hathaway, Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Old Republic International, PMI Group, Inc., Progressive Corporation, RLI Corporation, Safeco Corporation, Selective Insurance Group, Travelers Companies, Inc., W.R. Berkley Corporation and XL Capital, Ltd.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,993,877	$2,997,023	$2,847,733	$2,528,636	$2,145,047
Net investment income	158,911	151,099	122,582	109,681	104,520
Net realized investment gains	20,808	15,436	16,160	25,065	11,207
Other	5,154	5,185	5,438	4,775	4,743

Total revenues	3,178,750	3,168,743	2,991,913	2,668,157	2,265,517

Losses and loss adjustment expenses	2,036,644	2,021,646	1,862,936	1,582,254	1,452,051
Policy acquisition costs	659,671	648,945	618,915	562,553	473,314
Other operating expenses	158,810	176,563	150,201	111,285	91,295
Interest	8,589	9,180	7,222	4,222	3,056

Total expenses	2,863,714	2,856,334	2,639,274	2,260,314	2,019,716

Income before income taxes	315,036	312,409	352,639	407,843	245,801
Income tax expense	77,204	97,592	99,380	121,635	61,480

Net income	$237,832	$214,817	$253,259	$286,208	$184,321

Per Share Data:
Basic earnings per share	$4.35	$3.93	$4.64	$5.25	$3.39

Diluted earnings per share	$4.34	$3.92	$4.63	$5.24	$3.38

Dividends paid	$2.08	$1.92	$1.72	$1.48	$1.32

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,588,675	$3,499,738	$3,242,712	$2,921,042	$2,539,514
Total assets	4,414,496	4,301,062	4,050,868	3,622,949	3,167,839
Losses and loss adjustment expenses	1,103,915	1,088,822	1,022,603	900,744	797,927
Unearned premiums	938,370	950,344	902,567	799,679	681,745
Notes payable	138,562	141,554	143,540	137,024	139,489
Shareholders’ equity	1,861,998	1,724,130	1,607,837	1,459,548	1,255,503
Book value per share	34.02	31.54	29.44	26.77	23.07

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the $3 billion of the Company’s direct premiums written in 2007, with approximately 79% of the private passenger automobile premiums written in California. The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004).

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

Economic and Industry Wide Factors

•

Regulatory Uncertainty—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. The Company has a successful track record of working with difficult regulations and new insurance commissioners. However, there is no certainty that current or future regulations and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

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

•

Inflation—The largest cost component for automobile insurers is losses, which include medical costs, replacement automobile parts and labor costs. There can be significant variation in the overall increases in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated. The Company currently estimates low to mid single digit inflation rates on bodily injury coverages for its major California personal automobile lines for the 2007 accident year. The inflation rate for this accident year is the most difficult to estimate because there remain many open claims. Should actual inflation be higher, the Company could be under-reserved for its losses and profit margins would be lower.

•

Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risks insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, followed by relatively flat loss frequency in more recent years, which has benefited the industry as a whole. It is unknown if loss frequency in the future will decline, remain flat or increase.

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with a hard market condition followed by a soft market. The Company has historically seen premium growth in excess of 20% during hard markets. Premium growth rates in soft markets have been in the single digits and in 2007 they were negative 2%. In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry began experiencing declining profitability in 2007 and have initiated plans to increase rates. Consequently, the Company expects that the market will begin to transition from soft to hard in 2008.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and homeowners. These policies are sold through independent agents and brokers who receive a commission on average of 17% of net premiums written for selling and servicing the policies.

During 2007, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation make the Company very competitive in California and in other states. During 2007, the Company incurred approximately $28 million in advertising expenses.

The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many of its competitors.

The Company also generates revenue from its investment portfolio, which was approximately $3.6 billion at the end of 2007. This investment portfolio generated approximately $159 million in pre-tax investment income during 2007. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $222 million in 2007. The Company’s cash flow from operations has exceeded $100 million every year since 1994 and has been positive for over 20 years. Cash flow from operations has been used to pay shareholder dividends and to help support growth.

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

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The Company does not expect to enter into any new states until after the end of 2008.

The Company is also subject to risks inherent in its business, which include but are not limited to the following (See also “Item 1A. Risk Factors.”):

•	A catastrophe, such as a major wildfire, earthquake or hurricane, could cause a significant amount of loss to the Company in a very short period of time.

•	A major regulatory change could make it more difficult for the Company to generate new business or reduce the profitability of the Company’s existing business.

•	A sharp upward increase in market interest rates or a downturn in securities markets could cause a significant loss in the value of the Company’s investment portfolio.

To the extent it is within the Company’s control, the Company seeks to manage these risks in order to mitigate the effect that major events would have on the Company’s financial position.

Technology

The Company is currently implementing its NextGen computer system to replace its existing underwriting, billings, claims and commissions legacy systems that currently reside on Hewlett Packard 3000 mainframe computers. The NextGen system is designed to be a multi-state, multi-line system that is expected to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily than the Company’s current systems. The NextGen system is initially being deployed for the personal automobile line of business and has been successfully implemented in Virginia, New York, Florida, and California. The Company expects to implement NextGen in Georgia, Illinois, and Texas by the end of 2008.

In 2006, the Company embarked on another major information technology project, Internet Business Strategy (“IBS”). IBS is mainly comprised of three key areas: Agent Facing Applications, Service Oriented Architecture, and Customer Facing Applications. IBS will provide the Company’s agents and brokers with an improved ability to access documents and forms and to perform transactions relevant to writing and maintaining their book of business through the Mercury First Agent Portal, a single entry point to the Company’s suite of agency applications. For customers and potential customers, IBS will provide the ability to obtain a quote and offer self-services such as paying bills and reporting claims through the internet. The Service Oriented Architecture is expected to allow for rapid changes and enhancements to the system to accommodate future business needs. IBS is planned to be rolled out in phases starting in the first quarter of 2008. The Company expects to complete the rollout by the end of 2008.

NextGen and IBS are expected to play a key role in the Company’s future success. As with any large scale technology implementation, risks associated with system implementation exist that could significantly impact the operations of the Company and increase the expected costs of the project. Management has expended planning and development efforts to mitigate these risks.

Regulatory and Legal Matters

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the DOI before a rate may be implemented. Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate or unfairly discriminatory. During 2007, the Company had no rate changes in California. In states outside of California, the Company implemented automobile rate increases in two states, automobile rate decreases in four states, and homeowners rate decreases in one state during 2007.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

On July 14, 2006, the California Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. The Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. The California DOI approved the August 2006 filing in January 2008, which resulted in a small rate increase for two of the California Companies and a small decrease for the third, for a total net reduction of approximately 2.5%. Additional rate filings will be required during the two year phase-in period to fully comply with the new regulations. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of currently just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance. The comment period ended on November 16, 2007. After review of submitted comments, the California DOI expects to hold an informal workshop to discuss possible amendments to the regulations. The California DOI has not yet scheduled the workshop. In addition, the Company is aware that other companies are challenging the regulation at the administrative level. The Company is monitoring the progress of those challenges.

In January 2006, the Florida Financial Services Commission approved new regulations that would require insurers to submit information to the Florida Office of Insurance Regulation (“OIR”) regarding the use of credit reports and credit scores in establishing rules, rates or underwriting guidelines. Under the regulations, any insurer that uses credit scores or credit reports in filing a new rule, rate or underwriting guideline will be required to provide information sufficient to demonstrate that its credit scoring methodology does not disproportionately affect persons of any particular race, color, religion, marital status, age, gender, income level or place of residence. The regulations were challenged by several insurance industry trade associations and were struck down by a Florida Administrative Law Judge on January 4, 2007. However, the OIR amended and proposed the regulations again in June of 2007, and they are pending before the Financial Services Commission.

In 2007, a law designed to improve the availability and affordability of property insurance in Florida became effective. Among the significant provisions in the law is a requirement that all companies that write private passenger automobile policies in Florida also write homeowners policies in the state if they write homeowners policies in any other state. The Company writes homeowners policies on a renewal basis in Florida. The law also expands the availability of reinsurance through the Florida Hurricane Catastrophe Fund, requires rate filings to reflect savings from the availability of such reinsurance, includes homeowners insurance under Florida’s existing excess profits regulations, and requires insurers to offer discounts for various deductible options and hurricane mitigation measures. The Company has made the rate filings required by the new law, and is prepared to comply with all provisions as they become effective. The initial rate impact of the new law has not met the expectations of some Florida governmental leaders, and the law may be subject to further enhancements. The Company is closely monitoring these developments.

In July 2007, the California DOI issued Orders to Show Cause and Statements of Charges and Accusations (the “OSCs”) alleging that the Company has engaged in and continues to engage in claims handling acts and practices in violation of California Insurance Code sections 790 et seq and other regulations. The California DOI is seeking penalties for each violation. The California DOI is also seeking (a) a suspension of the California Companies’ Certificates of Authority for a period not to exceed one year for acts in violation of Section 700(c) and 704 of the California Insurance Code, (b) a finding that breaches of contract have occurred with a specification of the amount of actual damages sustained as a result of the breaches and (c) restitution on behalf of those allegedly harmed by the acts alleged in the OSCs. On August 10, 2007, the Company filed a Notice of Defense in response generally and specifically denied the allegations of the OSCs. A hearing on the matter is tentatively set for March 10-14, 2008. The Company does not believe that it has done anything to warrant any of the penalties or remedies sought by the California DOI.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. The matter is currently in discovery and a hearing before the administrative law judge has been scheduled to be held April 22, 2008.

The Company is not able to determine the impact of any of the legal and regulatory matters described above. It is possible that the impact of some of the changes could adversely affect the Company and its operating results, however, the ultimate outcome is not expected to be material to the Company’s financial position.

The California Franchise Tax Board (“FTB”) has audited the 1997 through 2002 and 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company received a notice of examination for the 2003 tax return from the FTB in January 2008. For the Company’s 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company, that are excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. Based on these assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002 and 2004 tax years totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the California State Board of Equalization (“SBE”). An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company is also involved in proceedings incidental to its insurance business. See Note 10 of Notes to Consolidated Financial Statements-Litigation.

Critical Accounting Estimates

Reserves

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

The Company does not calculate a range of loss reserve estimates but rather calculates a point estimate. There is inherent uncertainty with estimates and this is particularly true with estimates for loss reserves. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information.

The Company also engages independent actuarial consultants to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on actuarial consultants for GAAP reporting or periodic report disclosure purposes.

The Company analyzes loss reserves quarterly primarily using the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and industry claims data as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

In states with little operating history where there are insufficient claims data to prepare a reserve analysis relying solely on Company historical data, the Company generally projects ultimate losses using industry average loss data or expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes catastrophe losses separately from non-catastrophe losses. For these losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous similar catastrophes.

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. Because the actual loss for a particular accident period is unknown until all claims have settled for that period, the Company must estimate the ultimate expected loss. While there are certainly other factors, the Company believes the following items tend to create the most variability between expected losses and actual losses:

1)	Variability in inflation expectations-particularly on coverages that take longer to settle such as the California automobile bodily injury coverage.

2)	Variability in the number of claims reported subsequent to a period-end relating to that period-particularly on coverages that take longer to settle such as the California automobile bodily injury coverage.

3)	Variability between Company loss experience and industry averages for those lines of business where the Company is relying on industry averages to establish reserves.

4)	Unexpected large individual losses or groups of losses arising from older accident periods typically caused by an event that is not reflected in the historical company data used to establish reserves.

These items are discussed in detail below.

1.	Inflation variability—California automobile lines of business

For the Company’s California automobile lines of business, the bodily injury (BI) reserves make up approximately 65% of the total reserve; material damage, including collision, comprehensive, and property damage (MD) reserves make up approximately 10% of the total reserve; and loss adjustment expense reserves make up approximately 25% of the total reserve. The BI reserves account for such a large portion of the total because BI claims tend to close much slower than MD claims. The majority of the loss adjustment expense reserves consist of estimated costs to defend BI claims, so those claims also tend to close more slowly than MD claims. Loss development on MD reserves is generally insignificant because MD claims are closed quickly.

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

Claims that close during the initial accident year reported are generally the smaller, less complex claims that settle, on average, for approximately $2,000 to $2,500 whereas the average settlement amount, once all claims are closed in a particular accident year, is approximately $7,500. The Company creates incurred loss triangles to estimate ultimate losses utilizing historical reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company will adjust development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. The Company believes that the accident years that are most likely to develop in future years are the 2005 through 2007 accident years; however, it is also possible that older accident years could develop as well.

In general, when establishing reserves, the Company expects that historical trends will continue. Furthermore, the Company believes that costs tend to increase, which is generally consistent with historical data, and therefore the Company believes that it is more reasonable to expect inflation than deflation. Many potential factors can affect the BI inflation rate, including: a reduction in litigated files, more timely handling of claims, safer vehicles, and changes in weather patterns; however, whether these are the factors that actually impact the BI losses or the magnitude of that impact is unknown.

The Company believes that it is reasonably possible that the California automobile BI inflation rate recorded for the 2007 accident year could vary by as much as 7%, for 2006 as much as 5% and for 2005 as much as 4%. However, the actual variation could be more or less than such estimates. The following table shows the effects on the 2005, 2006 and 2007 accident years’ California BI loss reserves based on those variations in the severity recorded:

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident year	Ultimate number of claims expected	Actual recorded severity at 12/31/07	Implied inflation rate recorded	(A) Pro-forma severity if actual severity is lower by: 7% for 2007, 5% for 2006 and 4% for 2005	(B) Pro-forma severity if actual severity is higher by 7% for 2007, 5% for 2006 and 4% for 2005	Loss redundancy if actual severity is less than recorded (Column A)	Loss deficiency if actual severity is more than recorded (Column B)
2007	35,638	$7,440	3.33%	$6,919	$7,961	$18,567,000	($18,567,000)
2006	37,200	$7,200	1.44%	$6,840	$7,560	$13,392,000	($13,392,000)
2005	36,667	$7,098	1.27%	$6,814	$7,382	$10,413,000	($10,413,000)
2004	Not applicable	$7,008
Total loss redundancy (deficiency)						$42,372,000	($42,372,000)

The Company believes that inflation is more normative than deflation and expects a moderate inflation rate of approximately 3% to 4% to continue. However, trends can change, so whether the Company’s inflation estimates will be in line with actual inflation is uncertain.

2.	Claims reported variability (claim count development)

The Company generally estimates ultimate claim counts for an accident period based on how claim counts have developed in prior accident periods. Typically, for California automobile BI claims, the Company has experienced that approximately 5% to 10% additional claims will be reported in the year subsequent to an accident year. Such late-reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be. The following table shows the number of BI claims reported at the end of the accident period and one year later:

California Bodily Injury Claim Count Development Table

Accident year	Number of claims reported for that accident year as of December 31 of that accident year	Cumulative number of claims reported at December 31 one year later	Percentage increase in number of claims reported one year later
2002	31,356	34,355	9.6%
2003	33,043	36,314	9.9%
2004	35,084	37,246	6.2%
2005	34,845	36,802	5.6%
2006	34,455	37,098	7.7%

There are many potential factors that can affect the number of claims reported after a period end including changes in weather patterns, a reduction in the number of litigated files, whether the last day of the year falls on a weekday or a weekend and vehicle safety improvements. However, the Company is unable to determine which, if any, of the factors actually impacted the number of claims reported and, if so, by what magnitude.

At December 31, 2007, there were 33,378 California BI claims reported for the 2007 accident year and the Company estimates that these will ultimately grow by 6.8% to approximately 35,638 claims. The Company believes that while actual development in recent years has ranged between roughly 5% and 10%, it is reasonable to expect that the range could be as great as 3% to 12%. However, actual development may be more or less than the expected amount.

The following table shows the effect should the actual amount of claims reported develop differently within the broader reasonably possible range than what the Company recorded at December 31, 2007:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2007 accident year	Claims reported	Amount recorded at 12/31/07 at 6.8% claim count development	Total expected amount if claim count development is 3%	Total expected amount if claim count development is 12%
Claim count	33,378	35,638	34,380	37,383
Approximate average cost per claim	Not meaningful	$7,450	$7,450	$7,450
Total dollars	Not meaningful	$265,500,000	256,100,000	$278,500,000
Total loss redundancy (deficiency)			$9,400,000	($13,000,000)

3.	Variability between the Company’s loss experience and industry averages for those lines of business where there is a heavy reliance on industry averages to establish reserves, primarily New Jersey bodily injury claims

New Jersey is a no-fault state, which means that the majority of medical costs are paid directly by a policyholder’s insurance company rather than by the insurance company of the person who was at-fault in the accident. This coverage is known as personal injury protection (“PIP”) and in New Jersey the standard policy has a statutory limit of $250,000 per person. In New Jersey, the BI coverage provides compensation for “pain and suffering” that is above and beyond the normal medical costs that are provided by the PIP coverage. The PIP limits are very high in New Jersey and the BI cases are often more complicated and expensive than in other states, therefore they tend to take longer to settle. Consequently, establishing a reserve for these coverages in New Jersey is generally more difficult than in most of the Company’s other states. Adding to the reserving difficulty is the fact that the Company has a very short operating history in New Jersey, underwriting personal automobile insurance only since the fall of 2003.

As a result of the lack of sufficient operating history, the Company has relied on industry loss data to determine the ultimate losses for the BI and PIP coverages in New Jersey. The reserve approach utilized for New Jersey assumes that there will not be significantly more development on the 2004 accident year claims, due to the maturity of those claims, and that the relationship between Company loss data and industry loss data in accident years 2005, 2006 and 2007 will be similar to that experienced in accident year 2004. At December 31, 2007, the Company recorded average BI loss severities that were higher than those from the industry loss data. For every 10% that recorded BI loss severities are increased on the 2005, 2006 and 2007 accident years, an additional loss reserve of approximately $8 million would be required, with the converse holding true if the loss severities recorded were reduced. As the claims from the 2005, 2006 and 2007 accident years continue to mature, there is likely to be additional development, however, it is uncertain whether this development will be positive or adverse.

4.	Unexpected large individual losses or groups of losses arising from older accident periods typically caused by an event that is not reflected in the historical company data used to establish reserves.

These types of losses are generally not provided for in the current reserve because they are not known or expected and tend to be unquantifiable. Once they become known, the Company establishes a provision for the losses. Consequently, it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, new regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. Conversely, it is possible to experience positive reserve development when one or more of these factors prove to be beneficial to the Company.

One instance of unanticipated large losses arising from older accident periods was in 2006 from extra-contractual losses in Florida. Typically, extra-contractual claims settle for more than the policy limits because the original claim was denied, exposing the Company to losses greater than the policy limits. Claims may be denied for various reasons, including material misrepresentation made by the insured on the policy application, violation of prohibitions in the insurance contract by the insured, or fraud. These types of losses are fairly infrequent but can amount to millions of dollars per claim, especially if the injured party sustained a serious injury such as a loss of a limb or paralysis. Consequently, these claims can have a large impact on the Company’s losses. During 2006, the Company had extra-contractual claims that settled for amounts much greater than the policy limits and much greater than expected. As a result of these settlements, the Company, during the second quarter of 2006, reevaluated its exposure to extra-contractual claims in Florida and increased its reserve estimates for prior accident years.

To mitigate this specific risk, during 2006 the Company established new claims handling and review procedures in Florida, as well as in other states, that are intended to reduce the risk of receiving extra-contractual claims. Consequently, the Company does not expect that Florida extra-contractual claims will continue to have a significant impact on the financial statements or reserves in the future. However, it is possible that these procedures will not prove entirely effective and the Company may continue to have material extra-contractual losses. It is also possible that the Company has not identified and established sufficient reserves for all of the extra-contractual losses occurring in the older accident years, even though a comprehensive claims file review was undertaken, or that the Company will experience additional development on these reserves.

Discussion of loss reserves and prior period loss development at December 31, 2007

At December 31, 2007 and 2006, respectively, the Company recorded its point estimate of approximately $1,104 and $1,089 million, respectively in loss and loss adjustment expense reserves which includes approximately $322 and $306 million, respectively of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2007 and estimated future payments for reopened-claims reserves. Management believes that the liability established at December 31, 2007 for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

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

For 2007, the Company had negative development of approximately $20 million on the 2006 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2006 totaled approximately

$1.1 billion. The negative development related to California operations was approximately $25 million, which was offset by positive development of approximately $5 million related to operations outside of California. See also Note 7 of Notes to Consolidated Financial Statements.

California development

Of the $25 million in adverse development recorded for California, approximately $13 million relates to adverse development on the bodily injury reserves established at December 31, 2006. Of that $13 million, approximately $4 million relates to an increase in the ultimate number of claims reported that exceeded the Company’s original estimate and approximately $9 million relates to increases in the Company’s loss severity estimates from the amount that was recorded at December 31, 2006.

Of the remaining adverse development not accounted for in the bodily injury figures, approximately $7 million came from the California homeowners line of business and the remainder came from multiple sources including changes in estimates for loss adjustment expenses and changes in estimates for many of the short-tail coverages within the automobile line of business. The increase in homeowners losses resulted primarily because loss severities for the property portion of homeowners for the 2006 accident year went up by 8% from the estimates recorded at December 31, 2006.

Development on operations outside of California

Outside of California, the Company experienced approximately $5 million of positive reserve development. There are many offsetting redundancies and deficiencies in the non-California states. The largest amount of positive development on loss reserves came from the Florida personal automobile line of business and totaled approximately $14 million.

Approximately $11 million of the $14 million in positive Florida development came from the 2006 accident year and resulted from new claims handling and review procedures implemented in Florida during 2006. When establishing the loss reserves at December 31, 2006, the effect of the new claims procedures had not yet manifested itself in the numbers. Consequently, much of the reserves established at December 31, 2006 were based on historical trends that pre-dated 2006. In 2007, with an additional year of seasoning, it became apparent that the loss development and severity trends would be more favorable than they had been in the past. Consequently, the Company experienced positive development on the prior period reserves which it largely attributes to the new claims procedures implemented in that state. While the Company expects this favorable trend to continue, it has now largely been factored into the 2007 reserves. Therefore, the Company does not expect to experience continued positive loss development of this magnitude in the future.

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

Investments

The Company carries its fixed maturity and equity investments at fair value as required for securities classified as “Available for Sale” and “Trading” by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended. With limited exceptions, market valuations were drawn from trade data sources. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. The Company regularly evaluates its investments for other-than-temporary declines and writes them off as realized losses through the consolidated statements of income, as required by SFAS No. 115, as amended, when declines are deemed to be other than temporary. SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140” (“SFAS No. 155”) allows the Company to include changes in fair value in earnings on an instrument-by-instrument basis for certain hybrid financial instruments that contain an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Temporary unrealized gains and losses for investments available for sale, except for those accounted for under SFAS No. 133 and SFAS No. 155, are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. It is possible that in the future, information will become available about the Company’s current investments that would require accounting for them as realized losses due to other-than-temporary declines in value. The financial statement effect would be to reclassify the unrealized loss from accumulated other comprehensive income (loss) on the consolidated balance sheet to realized investment losses on the consolidated statements of income. Changes in fair value for those investments accounted for as hybrid financial instruments under SFAS No. 133 and SFAS No. 155, as well as for trading securities accounted for under SFAS No. 115, as amended, are reflected in net realized gains or losses in the consolidated statements of income. See also “Liquidity and Capital Resources.”

Contingent Liabilities

The Company may have certain known and unknown potential liabilities that are evaluated using the criteria established by SFAS No. 5. These include claims, assessments or lawsuits relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the financial statement footnotes if they meet the requirements stated in SFAS No. 5. See also “Regulatory and Legal Matters” and Note 10 of Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Premiums earned in 2007 decreased 0.1% from the corresponding period in 2006. Net premiums written in 2007 decreased 2.1% from the corresponding period in 2006. The premium decreases were principally attributable to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida, which are experiencing significant competition. The decrease is partially offset by a slight increase in the average premium collected per policy. During 2007, the Company implemented no rate changes in California. In states outside of California, the Company implemented automobile rate increases in two states, automobile rate decreases in four states, and homeowners rate decreases in one state during 2007.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any effects of reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned for the years ended December 31, 2007 and 2006, respectively:

	2007	2006
	(Amounts in thousands)
Net premiums written	$2,982,024	$3,044,774
Decrease (increase) in unearned premiums	11,853	(47,751)

Earned premiums	$2,993,877	$2,997,023

The loss ratio (GAAP basis) in 2007 (loss and loss adjustment expenses related to premiums earned) was 68.0% compared with 67.5% in 2006. There was negative development of approximately $20 million on prior accident years’ loss reserves in both 2007 and 2006. Excluding the effect of prior accident years’ loss development, the loss ratio was 67.4% in 2007 and 66.8% in 2006. The Southern California fire storms negatively impacted the loss ratio by approximately 0.8% in 2007.

The expense ratio (GAAP basis) in 2007 (policy acquisition costs and other operating expenses related to premiums earned) was 27.4% compared with 27.5% in 2006. The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 95.4% in 2007 compared with 95.0% in 2006.

Net investment income in 2007 was $158.9 million compared with $151.1 million in 2006. The after-tax yield on average investments of $3,468.4 million (cost basis) was 4.0%, compared with 3.8% on average investments of $3,325.4 million (cost basis) in 2006. The effective tax rate on investment income was 13.3% in 2007, compared to 15.5% in 2006. The lower tax rate in 2007 reflects a shift in the mix of the Company’s portfolio from taxable to non-taxable securities. Proceeds from bonds which matured or were called in 2007 totaled $311.7 million, compared to $522.2 million in 2006. The proceeds were mostly reinvested into securities meeting the Company’s investment profile.

Net realized investment gains in 2007 were $20.8 million, compared with net realized investment gains of $15.4 million in 2006. Included in the net realized investment gains are investment write-downs of $22.7 million in 2007 and $2.0 million in 2006 that the Company considered to be other-than-temporarily impaired. In addition, net realized investment gains include approximately $1.4 million loss in 2007 and $0 in 2006 related to the change in the fair value of hybrid financial instruments, and approximately $2.0 million gain in 2007 and $0 in 2006 related to the change in the fair value of trading securities.

The income tax provision for 2006 of $97.6 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization. Excluding the effect of this income tax charge results in an effective tax rate of 26.4% in 2006 compared with an effective rate of 24.5% in 2007. The lower rate in 2007 is primarily attributable to an increased proportion of tax-exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income in 2007 was $237.8 million or $4.34 per share (diluted) compared with $214.8 million or $3.92 per share (diluted) in 2006. Diluted per share results are based on a weighted average of 54.8 million shares in 2007 and 54.8 million shares in 2006. Basic per share results were $4.35 in 2007 and $3.93 in 2006. Included in net income are net realized investment gains, net of income tax expense, of $0.25 and $0.18 per share (diluted and basic) in 2007 and 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Premiums earned in 2006 increased 5.2% from the corresponding period in 2005. Net premiums written in 2006 increased 3.2% over amounts written in 2005. The premium increases were principally attributable to increased policy sales. During 2006, the Company implemented no rate increases in California and implemented automobile rate increases in one of the twelve non-California states.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any effects of reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of premiums written that are recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
	(Amounts in thousands)
Net premiums written	$3,044,774	$2,950,523
Increase in unearned premiums	47,751	102,790

Earned premiums	$2,997,023	$2,847,733

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

Net investment income in 2006 was $151.1 million compared with $122.6 million in 2005. The after-tax yield on average investments of $3,325.4 million (cost basis) was 3.8%, compared with 3.5% on average investments of $3,058.1 million (cost basis) in 2005. The effective tax rate on investment income was 15.5% in 2006, compared to 13.8% in 2005. The higher tax rate in 2006 reflects a shift in the mix of the Company’s portfolio from non-taxable to taxable securities. Proceeds from bonds which matured or were called in 2006 totaled $522.2 million, compared to $409.5 million in 2005. The proceeds were mostly reinvested into securities meeting the Company’s investment profile.

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

Liquidity and Capital Resources

General

Mercury General is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay, without extraordinary approval, ordinary dividends of approximately $246 million in 2008. Extraordinary dividends, as defined by the DOI, require DOI extraordinary approval. Actual dividends paid from the Insurance Companies to Mercury General during 2007 were $127 million. As of December 31, 2007, Mercury General also had approximately $66 million in fixed maturity securities, equity securities and short-term investments that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

Cash Flows

Through the Insurance Companies, the Company has generated positive cash flow from operations for over twenty consecutive years, in excess of $100 million every year since 1994. During this same period, the Company has not been required to liquidate any of its fixed maturity investments to settle claims or other liabilities. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $320.9 million at December 31, 2007, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in 2007 was $216.1 million, a decrease of $147.1 million over the same period in 2006. This decrease was primarily due to the slowdown in growth of premiums reflecting a softening market condition in personal automobile insurance coupled with an increase in loss and loss adjustment expenses paid in 2007. The Company has utilized the cash provided from operating activities primarily to increase its investment in fixed maturity securities, the purchase and development of information technology such as the NextGen and IBS computer systems and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $1,754.6 million, were primarily reinvested by the Company in high grade fixed maturity securities.

Invested Assets

At December 31, 2007, the average rating of the $2,887.8 million bond portfolio at fair value (amortized cost $2,860.5 million) was AA, the same as the average rating at December 31, 2006. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2007, bond holdings rated below investment grade totaled $47.7 million at fair value (cost $46.8 million) representing 1.3% of total investments. This compares to approximately $48.6 million at fair value (cost $43.8 million) representing 1.4% of total investments at December 31, 2006.

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2007:

	Amortized cost	Fair value
	(Amounts in thousands)
Fixed maturity securities available for sale:
U.S. government bonds and agencies	$36,157	$36,375
Municipal bonds	2,435,215	2,464,541
Mortgage-backed securities	245,731	246,072
Corporate bonds	141,273	138,701
Redeemable preferred stock	2,079	2,071

	$2,860,455	$2,887,760

Equity securities available for sale:
Common stock:
Public utilities	$34,555	$64,895
Banks, trusts and insurance companies	20,284	21,371
Industrial and other	233,117	299,201
Non-redeemable preferred stock	29,913	27,656

	$317,869	$413,123

Equity securities trading:
Common stock:
Public utilities	$1,148	$1,280
Industrial and other	11,978	13,834

	$13,126	$15,114

Short-term investments	$272,678	$272,678

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the securities until they mature or recover their value. The Company recognized $22.7 million and $2.0 million in realized losses as other-than-temporary declines to its investment securities during 2007 and 2006, respectively.

During the second half of 2007 and subsequent to December 31, 2007, the investment market has experienced substantial volatility as a result of uncertainty in the credit markets. As a result, some asset classes have had liquidity and/or valuation issues including mortgage-backed securities (“CMO”), privately insured municipal bonds, and adjustable rate short-term securities.

The entire CMO portfolio consists of loans to prime borrowers except for approximately $20 million (amortized cost and fair value) of Alt-A CMO’s. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. All of the Company’s Alt-A CMO’s are currently rated AAA and the overall rating of the entire CMO portfolio is AAA.

The Company had approximately $2.5 billion at fair value in municipal bonds at December 31, 2007. Approximately half of the municipal bonds do not carry insurance from bond insurers and have an average rating of AA. The other half of the municipal bond positions are insured by bond insurers. The following bond insurers each insured more than one percent of the Company’s municipal bond portfolio at December 31, 2007: MBIA-17.0%, FSA-11.3%, AMBAC-9.0%, FGIC-7.2%, and XLCA-1.7%. All of these insurers maintained investment grade ratings at December 31, 2007 and, although some of the insurers have been downgraded subsequent to year-end, they all continue to maintain investment grade ratings as of February 20, 2008. However, based on the uncertainty surrounding the financial condition of these insurers, it is possible that they will be downgraded to a below investment grade rating by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

At December 31, 2007, the average rating of the insured portion of the Company’s municipal bond portfolio was AAA. For insured bonds that have underlying ratings, the average underlying rating is AA-. There is also approximately $200 million of insured bonds that carry no official underlying rating. The Company considers bonds that carry no underlying rating as being investment grade since it is an underwriting policy of the “AAA” mono-line insurers that the issuer qualifies as an investment grade credit in order to get the bond insurer’s rating. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings which allows us to recover the full principle amounts upon maturity, rather than forced sales of bonds prior to maturity that have declined in market values due to bond insurer rating downgrades.

The Company owned less than $100 million of adjustable rate short-term securities, including auction rate securities, at December 31, 2007 but subsequently exited substantially all of the asset class at par without gain or loss. The Company continuously monitors the market and may invest in such securities in the future.

Debt

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced the interest expense in 2007 and 2006 when the effective interest rate was 6.4% and 6.6%, respectively. However, if the LIBOR interest rate increases in the future, the Company will incur higher interest expense in the future. The swap is designated as a fair value hedge under SFAS No. 133.

Share Repurchases

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

Capital Expenditures

The Company has no direct investment in real estate that it does not utilize for operations. In October 2007, the Company completed the acquisition of a 4.25 acre parcel of land in Brea, California. The purchase price of $7.5 million includes issuing a $4.5 million promissory note due in April 2009. The land is adjacent to the property currently owned by the Company and will be used for future expansion. Also in October 2007, the Company agreed to acquire an 88,300 square foot office building in Folsom, California for approximately $18.4 million. The Company intends to finance the transaction through a bank credit facility. The transaction is expected to close on

February 29, 2008. The building will be used to house the Company’s northern California employees when the existing lease expires on the building that they currently occupy.

The Company is in the process of implementing its NextGen computer system to replace its existing underwriting, billings, claims and commissions legacy systems. The NextGen system has been successfully implemented in Virginia, New York, Florida, and California. The Company expects to implement NextGen in the majority of its other states by the end of 2008. The total capital expenditure incurred on the NextGen project since it began in 2002 was approximately $40 million as of December 31, 2007. In 2006, the Company embarked on another information technology project, Internet Business Strategy (“IBS”). IBS will provide the Company’s agents and brokers with an improved ability to access resources relevant to writing and maintaining their book of business. It will also provide potential customers and existing customers with the ability to obtain a quote and self-services through the internet. IBS is planned to be rolled out in phases starting in the first quarter of 2008. The Company expects to complete the rollout by the end of 2008. The total capital expenditure incurred on the IBS project since it began in 2006 was approximately $20 million as of December 31, 2007. The development and implementation of these two projects are expected to provide a positive benefit to the Company for an extended future period.

Contractual Obligations

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2007, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in thousands)
Debt (including interest)	$162,324	$9,063	$22,625	$130,636	$—
Lease obligations	33,170	9,890	18,770	4,510	—
Losses and loss adjustment expenses	1,103,915	710,373	356,425	36,542	575

Total Contractual Obligations	$1,299,409	$729,326	$397,820	$171,688	$575

Notes to Contractual Obligations Table:

The amount of interest included in the Company’s debt obligations was calculated using the fixed rate of 7.25% on the senior notes. The Company is party to an interest rate swap of its fixed rate obligations on its senior notes for a floating rate of six month LIBOR plus 107 basis points. Using the effective annual interest rate of 6.4% in 2007, the total contractual obligations on debt would be $158 million with $8 million due within 1 year, $20 million due between 1 and 3 years, and $130 million due in year 4.

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

The table excludes FIN No. 48 liabilities of $5 million related to uncertainty in tax settlements because the Company is unable to reasonably estimate the timing of related future payments.

Regulatory Capital Requirement

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements that are compared to the Company’s actual capital level. The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2007. The policyholders’ statutory surplus of each of the Insurance Companies exceeded the highest level of minimum required capital.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1,721.8 million at December 31, 2007, and net premiums written of $2,982.0 million, the ratio of premium writings to surplus was 1.7 to 1.

New Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. FIN No. 48 prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN No. 48 did not have a material impact on its consolidated financial statements.

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS No. 97”). SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company’s adoption of SOP 05-1 did not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company adopted SFAS No. 159 as of the beginning of 2008 and elected to apply the fair value option to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. As a result of adopting SFAS No. 159, a net unrealized gain of approximately $81 million, net of tax, related to available-for-sale securities was reclassified from accumulated other comprehensive income to retained earnings on January 1, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2007 comprised approximately 80% of total investments at fair value. Tax-exempt bonds represent 85% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for approximately 12% of total investments at fair value. The remaining 8% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the bond portfolio is 4.4 years at

December 31, 2007 compared to 4.0 years and 2.9 years at December 31, 2006 and 2005, respectively. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio at December 31, 2007 would decrease by approximately $140 million.

At December 31, 2007, the Company’s primary objective for common equity investments is current income with a secondary objective of capital appreciation. The fair value of the equity investment consists of $400.6 million in common stocks and $27.7 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The non-sinking fund preferred stocks are typically valued using credit spreads to U.S. Treasury benchmarks. This causes them to be comparable to fixed income securities in terms of interest rate risk.

At December 31, 2007, the duration on the Company’s non-sinking fund preferred stock portfolio was 11.8 years. This implies that an upward parallel shift in the yield curve by 100 basis points would reduce the asset value at December 31, 2007 by approximately $2.7 million, with all other factors remaining constant.

The common equity portfolio represents approximately 11% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.10. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $86 million.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed 7.25% rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

Forward-looking statements

Certain statements in this report on Form 10-K or in other materials the Company has filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements contained in the this Form 10-K and in other reports or public statements made by us.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the outcome of tax position challenges by the California FTB, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of the California DOI for premium rate changes for private passenger automobile policies issued in California and similar rate approvals in other states where the Company does business, the level of investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with its investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, and other uncertainties, and all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when reserves for particular risks including litigation exposures may be established. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

From time to time, forward-looking statements are also included in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K, in press releases, in presentations, on its web site and in other materials released to the public. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document incorporated by reference, any other report filed with the SEC or any other public statement made by us, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors.”

Quarterly Financial Information

Summarized quarterly financial data for 2007 and 2006 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Earned premiums	$755,752	$754,076	$748,798	$735,251
Income before income taxes	$81,499	$95,117	$83,675	$54,745
Net income	$60,453	$69,509	$63,278	$44,592
Basic earnings per share	$1.11	$1.27	$1.16	$0.81
Diluted earnings per share	$1.10	$1.27	$1.15	$0.81
Dividends declared per share	$0.52	$0.52	$0.52	$0.52

2006
Earned premiums	$736,680	$753,350	$753,122	$753,871
Income before income taxes	$105,214	$49,558	$91,419	$66,218
Net income	$58,646	$37,812	$68,227	$50,132
Basic earnings per share	$1.07	$0.69	$1.25	$0.92
Diluted earnings per share	$1.07	$0.69	$1.25	$0.91
Dividends declared per share	$0.48	$0.48	$0.48	$0.48

Quarterly results can be affected by many factors including development on loss reserves, catastrophes, realized gains and losses related to the timing of the sale or write-down of investments and the establishment of liabilities for loss contingencies that meet probability thresholds as required by GAAP. Net income in the fourth quarter of 2007 includes approximately $23 million ($15 million after tax benefit) in losses resulting from the October 2007 Southern California fire storms. For the quarter ended June 30, 2006, net income was negatively impacted by adverse loss reserve development of $35 million recorded for the Company’s Florida and New Jersey automobile lines of business, partially offset by positive development of $15 million for business written in California.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of Mercury General Corporation and subsidiaries’ internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, CA

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 25, 2008

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

Amounts expressed in thousands, except share data

ASSETS
	2007	2006
Investments:
Fixed maturities available for sale, at fair value (amortized cost $2,860,455 in 2007 and $2,851,715 in 2006) (includes hybrid financial instruments: $31,770 in 2007)	$2,887,760	$2,898,987
Equity securities available for sale, at fair value (cost $317,869 in 2007 and $258,310 in 2006)	413,123	318,449
Equity securities trading, at fair value (cost $13,126 in 2007)	15,114	—
Short-term investments, at cost, which approximates fair value	272,678	282,302

Total investments	3,588,675	3,499,738
Cash	48,245	47,606
Receivables:
Premiums receivable	294,663	298,772
Premium notes	27,577	29,613
Accrued investment income	36,436	34,307
Other	9,010	10,085

Total receivables	367,686	372,777
Deferred policy acquisition costs	209,805	209,783
Fixed assets, net	172,357	152,260
Other assets	27,728	18,898

Total assets	$4,414,496	$4,301,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,103,915	$1,088,822
Unearned premiums	938,370	950,344
Notes payable	138,562	141,554
Accounts payable and accrued expenses	125,755	137,194
Current income taxes	3,150	18,241
Deferred income taxes	30,852	33,608
Other liabilities	211,894	207,169

Total liabilities	2,552,498	2,576,932

Commitments and contingencies Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,729,913 shares in 2007 and 54,669,606 in 2006	69,369	66,436
Accumulated other comprehensive income	80,557	69,652
Retained earnings	1,712,072	1,588,042

Total shareholders’ equity	1,861,998	1,724,130

Total liabilities and shareholders’ equity	$4,414,496	$4,301,062

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

Amounts expressed in thousands, except per share data

	2007	2006	2005
Revenues:
Earned premiums	$2,993,877	$2,997,023	$2,847,733
Net investment income	158,911	151,099	122,582
Net realized investment gains	20,808	15,436	16,160
Other	5,154	5,185	5,438

Total revenues	3,178,750	3,168,743	2,991,913

Expenses:
Losses and loss adjustment expenses	2,036,644	2,021,646	1,862,936
Policy acquisition costs	659,671	648,945	618,915
Other operating expenses	158,810	176,563	150,201
Interest	8,589	9,180	7,222

Total expenses	2,863,714	2,856,334	2,639,274

Income before income taxes	315,036	312,409	352,639
Income tax expense	77,204	97,592	99,380

Net income	$237,832	$214,817	$253,259

Basic earnings per share	$4.35	$3.93	$4.64

Diluted earnings per share	$4.34	$3.92	$4.63

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,

Amounts expressed in thousands

	2007	2006	2005
Net income	$237,832	$214,817	$253,259
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	25,583	12,144	(10,687)
Less: reclassification adjustment for net gains included in net income	(8,800)	(7,373)	(10,868)

Other comprehensive income (loss), before tax	16,783	4,771	(21,555)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	8,958	4,248	(3,751)
Income tax benefit related to reclassification adjustment for net gains included in net income	(3,080)	(2,580)	(3,804)

Comprehensive income, net of tax	$248,737	$217,920	$239,259

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31,

Amounts expressed in thousands

	2007	2006	2005
Common stock, beginning of year	$66,436	$63,103	$60,206
Proceeds of stock options exercised	2,173	1,943	2,394
Share-based compensation expense	487	885	—
Tax benefit on sales of incentive stock options	273	505	503

Common stock, end of year	69,369	66,436	63,103

Accumulated other comprehensive income, beginning of year	69,652	66,549	80,549
Net increase (decrease) in other comprehensive income, net of tax	10,905	3,103	(14,000)

Accumulated other comprehensive income, end of year	80,557	69,652	66,549

Retained earnings, beginning of year	1,588,042	1,478,185	1,318,793
Net income	237,832	214,817	253,259
Dividends paid to shareholders	(113,802)	(104,960)	(93,867)

Retained earnings, end of year	1,712,072	1,588,042	1,478,185

Total shareholders’ equity	$1,861,998	$1,724,130	$1,607,837

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

Amounts expressed in thousands

	2007	2006	2005
Cash flows from operating activities:
Net income	$237,832	$214,817	$253,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,324	24,262	18,781
Net realized investment gains	(20,808)	(15,436)	(16,160)
Bond amortization, net	7,414	4,701	11,814
Excess tax benefit from exercise of stock options	(273)	(505)	—
Decrease (increase) in premiums receivable	4,109	(13,989)	(14,741)
Decrease (increase) in premium notes receivable	2,036	(2,611)	(3,300)
Increase in deferred policy acquisition costs	(22)	(11,840)	(23,103)
Increase in unpaid losses and loss adjustment expenses	15,093	66,219	121,859
(Decrease) increase in unearned premiums	(11,974)	47,777	102,888
(Decrease) increase in accrued income taxes payable, excluding deferred tax on change in unrealized gain	(21,817)	24,435	(6,443)
Decrease in accounts payable and accrued expenses	(11,439)	(467)	(1,175)
Net increase in trading securities	(10,101)	—	—
Share-based compensation	487	886	—
Other, net	(740)	24,947	62,114

Net cash provided by operating activities	216,121	363,196	505,793
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(1,782,206)	(2,701,195)	(1,787,879)
Sales	1,442,863	1,912,718	937,481
Calls or maturities	311,714	522,193	409,520
Equity securities available for sale:
Purchases	(578,573)	(429,564)	(406,974)
Sales	546,314	404,730	401,016
(Decrease) increase in payable for securities, net	(5,141)	949	250
Net decrease in short-term investments	9,624	38,747	100,320
Purchase of fixed assets	(42,036)	(40,644)	(42,211)
Sale of fixed assets	1,110	529	1,211
Other, net	3,455	8,675	3,442

Net cash used in investing activities	(92,876)	(282,862)	(383,824)
Cash flows from financing activities:
Dividends paid to shareholders	(113,802)	(104,960)	(93,867)
Excess tax benefit from exercise of stock options	273	505	—
Mortgage loan pay-off	(11,250)	—	—
Proceeds from stock options exercised	2,173	1,943	2,394

Net cash used in financing activities	(122,606)	(102,512)	(91,473)

Net increase (decrease) in cash	639	(22,178)	30,496
Cash:
Beginning of the year	47,606	69,784	39,288

End of the year	$48,245	$47,606	$69,784

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(1)    Significant Accounting Policies

Principles of Consolidation and Presentation

The Company operates primarily as a private passenger automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners insurance, commercial automobile and property insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and umbrella insurance. The private passenger automobile lines of insurance exceeded 83% of the Company’s net premiums written in 2007, 2006 and 2005, with approximately 79%, 75% and 73% of the private passenger automobile premiums written in the state of California during 2007, 2006 and 2005, respectively.

The consolidated financial statements include the accounts of Mercury General Corporation (the “Company”) and its wholly-owned subsidiaries, Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Inc., Mercury Insurance Company of Georgia, Mercury Insurance Company of Illinois, Mercury Insurance Company of Florida, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, Mercury Indemnity Company of America, Mercury Insurance Services, LLC (“MISLLC”), American Mercury Insurance Company (“AMI”), Mercury Select Management Company, Inc. (“MSMC”), American Mercury Lloyds Insurance Company (“AML”) and Mercury County Mutual Insurance Company (“MCM”). American Mercury MGA, Inc. (“AMMGA”) is a wholly-owned subsidiary of AMI. AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements also include Concord Insurance Services, Inc. (“Concord”), a Texas insurance agency owned by the Company. All of the subsidiaries as a group, including AML and MCM, but excluding MSMC, AMMGA, and MISLLC, are referred to as the Insurance Companies. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

Investments

Fixed maturities available-for-sale include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Fixed maturities available-for-sale, which include bonds and sinking fund preferred stocks, are carried at fair value. Investments in equity securities, which include common stocks and non-redeemable preferred stocks, are carried at fair value. Short-term investments are carried at cost, which approximates fair value.

With limited exceptions, the market valuations were drawn from standard trade data sources. In no case was any valuation made by the Company’s management using models. Fixed maturities are amortized using first call date and are adjusted for anticipated prepayments. Mortgage-backed securities at amortized cost are adjusted for anticipated prepayment using the prospective method. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges and were valued at the last transaction price on the balance sheet date.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Temporary unrealized gains and losses for investments available for sale, except for those accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140” (“SFAS No. 155”), are credited or charged directly to shareholders’ equity as part of accumulated other comprehensive income (loss), net of applicable taxes. Changes in fair value for those investments accounted for under SFAS No. 133 and SFAS No. 155, as well as for trading securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), are reflected in net realized gains or losses in the consolidated statements of income. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of income. Realized capital gains and losses are included in the consolidated statements of income based upon the specific identification method.

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

Fair Value of Financial Instruments

Under SFAS No. 115, the Company categorizes all of its investments in debt securities and the majority of equity securities as available-for-sale. The remaining equity securities are categorized as trading. Accordingly, all investments, including cash and short-term investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 2 of Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes. The carrying value of receivables, accounts payable and accrued expenses and other liabilities is equivalent to the estimated fair value of those items.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are computed on a monthly pro rata basis. Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets and other receivables. Net premiums of $2.98 billion, $3.04 billion, and $2.95 billion were written in 2007, 2006 and 2005, respectively.

One broker produced direct premiums written of approximately 14%, 13% and 14% of the Company’s total direct premiums written during 2007, 2006 and 2005, respectively. No other agent or broker accounted for more than 2% of direct premiums written.

Premium Notes

Premium notes receivable represent the balance due to the Company from policyholders who elect to finance their premiums over the policy term. The Company requires both a down payment and monthly payments as part of its financing program. Premium finance fees are charged to policyholders who elect to finance premiums. The fees

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

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

Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials or labor rates can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the occurrence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail property damage claims tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

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

Depreciation and Amortization

Buildings are stated at the lower of cost or fair value and depreciated on a straight line basis over 30 years. Furniture and equipment and purchased software are stated at cost and depreciated on a combination of straight-line and accelerated methods over 3 to 10 years. Automobiles are depreciated over 5 years, using an accelerated method. Internally developed computer software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized on a straight-line method over the estimated useful life of the software, not exceeding five years. Leasehold improvements are stated at cost and amortized over the life of the associated lease.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company has entered into a hedge transaction that converts fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The carrying values of the derivative designated as a fair value hedging instrument and the fixed rate debt are adjusted to fair values in accordance with SFAS No. 133, as amended, as discussed in Note 5 of Notes to Consolidated Financial Statements.

Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires presentation of basic and diluted earnings per share for all publicly traded companies. Note 13 of Notes to Consolidated Financial Statements contains the required disclosures which make up the calculation of basic and diluted earnings per share.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. The Company does not have any operations that require separate disclosure as operating segments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and reflected in the financial statements in the period enacted.

Reinsurance

Liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. The ceded amounts are immaterial and are carried in other receivables. Earned premiums are stated net of deductions for ceded reinsurance.

The Insurance Companies, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Supplemental Cash Flow Information

A summary of interest and income taxes paid is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Interest	$8,618	$8,702	$5,649
Income taxes	100,410	73,144	105,811

In 2007, the Company issued a promissory note of $4.5 million that is due in April 2009 in connection with the acquisition of a 4.25 acre parcel of land in Brea, California.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results from

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

prior periods. Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of generally five years, for only those shares expected to vest. The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values, as discussed in Note 12 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

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

Effective January 1, 2007, the Company adopted SFAS No. 155. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No.133. It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company’s adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company adopted SFAS No. 159 as of the beginning of 2008 and elected to apply the fair value option to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. As a result of adopting SFAS No. 159, a net unrealized gain of approximately $81 million, net of tax, related to available-for-sale securities was reclassified from accumulated other comprehensive income to retained earnings on January 1, 2008.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)    Investments and Investment Income

Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Interest and dividends on fixed maturities	$141,021	$130,339	$100,403
Dividends on equity securities	9,476	8,152	10,149
Interest on short-term investments	13,452	15,557	13,827

Total investment income	163,949	154,048	124,379
Investment expense	5,038	2,949	1,797

Net investment income	$158,911	$151,099	$122,582

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Realized Investment Gains and Losses

A summary of net realized investment gains and losses is as follows:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturities	$(12,830)	$(3,611)	$(280)
Equity securities	33,638	19,047	16,440

	$20,808	$15,436	$16,160

Net realized investment gains (losses) includes investment write-downs considered to be other-than-temporary impairment losses of $22.7 million, $2.0 million, and $2.2 million in 2007, 2006, and 2005, respectively. In addition, in 2007, net realized investment gains and losses also includes $2.0 million gain and $1.4 million loss related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$1,626	$541	$604
Gross realized losses	(4,196)	(3,778)	(1,539)

Net	$(2,570)	$(3,237)	$(935)

Equity securities available for sale:
Gross realized gains	$69,288	$30,990	$26,799
Gross realized losses	(20,773)	(10,955)	(8,330)

Net	$48,515	$20,035	$18,469

Equity securities trading:
Gross realized gains	$7,145	$—	$—
Gross realized losses	(5,431)	—	—

Net	$1,714	$—	$—

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Unrealized Investment Gains and Losses

A summary of the net increase (decrease) in unrealized investment gains and losses less applicable income tax expense (benefit) is as follows:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Net increase (decrease) in net unrealized investment gains and losses:
Fixed maturities available for sale	$(18,612)	$(4,538)	$(28,546)
Income tax benefit	(6,514)	(1,589)	(9,990)

	$(12,098)	$(2,949)	$(18,556)

Equity securities	$35,382	$9,311	$6,988
Income tax expense	12,379	3,259	2,432

	$23,003	$6,052	$4,556

Accumulated unrealized gains and losses on securities available for sale are as follows:

	December 31,
	2007	2006
	(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$54,975	$63,705
Unrealized losses	(26,314)	(16,433)
Tax effect	(10,031)	(16,545)

	$18,630	$30,727

Equity securities available for sale:
Unrealized gains	$104,717	$65,709
Unrealized losses	(9,463)	(5,837)
Tax effect	(33,326)	(20,947)

	$61,928	$38,925

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Fair Value of Investments

The amortized cost and estimated fair value of investments in fixed maturities available-for-sale (excluding hybrid financial instruments with an estimated fair value of $31.8 million) as of December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,157	$283	$65	$36,375
Obligations of states and political subdivisions	2,435,215	49,878	20,552	2,464,541
Mortgage-backed securities	227,606	2,018	2,049	227,575
Corporate securities	126,272	2,789	3,633	125,428
Redeemable preferred stock	2,079	7	15	2,071

Totals	$2,827,329	$54,975	$26,314	$2,855,990

The amortized cost and estimated fair value of investments in fixed maturities available-for-sale as of December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$133,733	$36	$1,292	$132,477
Obligations of states and political subdivisions	2,282,877	59,780	6,695	2,335,962
Mortgage-backed securities	273,420	1,179	2,866	271,733
Corporate securities	157,893	2,709	5,553	155,049
Redeemable preferred stock	3,792	1	27	3,766

Totals	$2,851,715	$63,705	$16,433	$2,898,987

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the consolidated statements of income. The Company’s assessment of other-than-temporary impairments is security-specific as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been lower than the cost, the financial condition and the near-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the securities until they mature or recover their value. The Company recognized $22.7 million and $2.0 million in realized losses as other-than-temporary declines to its investment securities during 2007 and 2006, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of December 31, 2007. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$64	$13,140	$1	$1,300	$65	$14,440
Obligations of states and political subdivisions	12,342	788,701	8,210	294,940	20,552	1,083,641
Corporate securities	2,177	18,141	1,456	48,444	3,633	66,585
Mortgage-backed securities	606	35,733	1,443	64,509	2,049	100,242
Redeemable preferred stock	4	492	11	1,184	15	1,676

Subtotal, debt securities	15,193	856,207	11,121	410,377	26,314	1,266,584
Equity securities	8,882	81,215	581	4,060	9,463	85,275

Total temporarily impaired securities	$24,075	$937,422	$11,702	$414,437	$35,777	$1,351,859

The $35.8 million gross unrealized losses on securities available for sale represents 1.03% of total investments at amortized cost. These unrealized losses consist mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost. Of these, the most significant unrealized loss relates to one corporate bond with an unrealized loss of approximately $1.3 million and with a market value decline of 13% of amortized cost. Approximately $1.2 million of the total gross unrealized losses relates to 26 individual equity securities and one fixed maturity security with unrealized losses that exceed 20% of each security’s amortized cost. None of these 27 securities have unrealized losses greater than $0.1 million nor have they been in an unrealized loss position for more than 12 months.

Based upon the Company’s analysis of the securities, which includes consideration of the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company has concluded that the gross unrealized losses of $35.8 million at December 31, 2007 were temporary in nature. However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

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

Unrealized losses that have been in a continuous unrealized loss position over 12 months are mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.3% of the total investment market value at December 31, 2007 compared to 0.3% at December 31, 2006. The increase from December 31, 2006 to December 31, 2007 in the total unrealized losses is predominantly in the obligations of states and political subdivisions (municipal bond) category and relates primarily to the credit market dislocation experienced during 2007.

At December 31, 2007, bond holdings rated below investment grade were 1.3% of total investments at fair value. The average rating of the bond portfolio was AA, investment grade. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities available for sale:
Due in one year or less	$34,688	$34,191
Due after one year through five years	197,290	199,567
Due after five years through ten years	637,127	656,959
Due after ten years	1,745,619	1,750,971
Mortgage-backed securities	245,731	246,072

	$2,860,455	$2,887,760

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

(3)    Fixed Assets

A summary of fixed assets follows:

	December 31,
	2007	2006
	(Amounts in thousands)
Land	$23,353	$15,848
Buildings	94,827	87,529
Furniture and equipment	116,531	110,159
Capitalized software	74,307	52,361
Leasehold improvements	4,468	4,211

	313,486	270,108
Less accumulated depreciation	(141,129)	(117,848)

Net fixed assets	$172,357	$152,260

Depreciation expense including amortization of leasehold improvements was $26.3 million, $24.3 million, and $18.8 million during 2007, 2006 and 2005, respectively.

(4)    Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Balance, beginning of year	$209,783	$197,943	$174,840
Costs deferred during the year	659,692	660,785	642,018
Amortization charged to expense	(659,670)	(648,945)	(618,915)

Balance, end of year	$209,805	$209,783	$197,943

(5)    Notes Payable

Notes Payable consists of the following:

	December 31,
	2007	2006
	(Amounts in thousands)
Unsecured senior notes	$134,062	$130,304
Mortgage note	—	11,250
Secured promissory note	4,500	—

	$138,562	$141,554

On August 7, 2001, the Company issued $125 million of senior notes payable. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon rate payable on February 15 and August 15 each year. The notes mature on August 15, 2011. The Company incurred debt issuance costs of approximately $1.3 million, inclusive of underwriter’s fees. These costs are deferred and then amortized as a component of interest expense over the term of the notes. The notes were issued at a slight discount of 99.723%, resulting in the effective annualized interest rate including debt issuance costs of approximately 7.44%.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap reduced interest expense in 2005, 2006 and 2007, but does expose the Company to higher interest expense in future periods if LIBOR rates increase. The effective annualized interest rate was 6.4% and 6.6% in 2007 and 2006, respectively. The swap is designated as a fair value hedge and qualifies for the “shortcut method” under SFAS No. 133, because the hedge is deemed to have no ineffectiveness. The fair value of the interest rate swap was $9,218,000 and $5,496,000 at December 31, 2007 and 2006, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase to notes payable. The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during 2007 and 2006.

In October 2007, the Company completed the acquisition of a 4.25 acre parcel of land in Brea, California. In conjunction with the purchase, the Company entered into an 18-month lease agreement with the seller allowing the seller to use the property during the lease term. Also, as part of the acquisition, the Company issued a secured promissory note in the amount of $4,500,000 without interest. The note is payable three business days after the Company receives a written notice from the seller that the property has been vacated in accordance with the lease.

The aggregated maturities for notes payable are as follows:

Year	Maturity
2008	$0
2009	$4,500,000
2010	$0
2011	$125,000,000

(6)    Income Taxes

Income tax provision

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Federal
Current	$82,016	$80,069	$82,509
Deferred	(7,844)	(7,169)	13,520

	$74,172	$72,900	$96,029

State
Current	$1,994	$23,039	$2,463
Deferred	1,038	1,653	888

	$3,032	$24,692	$3,351

Total
Current	$84,010	$103,108	$84,972
Deferred	(6,806)	(5,516)	14,408

Total	$77,204	$97,592	$99,380

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

The income tax provision reflected in the consolidated statements of income is less than the expected federal income tax on income before income taxes as shown in the table below:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Computed tax expense at 35%	$110,263	$109,343	$123,424
Tax-exempt interest income	(38,254)	(33,325)	(28,187)
Dividends received deduction	(2,087)	(1,902)	(2,333)
Reduction of losses incurred deduction for 15% of income on securities purchased after August 7, 1986	6,014	5,245	4,474
Other, net	1,268	18,231	2,002

Income tax expense	$77,204	$97,592	$99,380

Deferred Tax Asset and Liability

The temporary differences that give rise to a significant portion of the deferred tax asset (liability) relate to the following:

	December 31,
	2007	2006
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$68,027	$68,975
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,941	17,812
Write-down of impaired investments	11,549	4,757
Other deferred tax assets	10,800	3,478

Total gross deferred tax assets	106,317	95,022

Deferred tax liabilities
Deferred acquisition costs	(73,432)	(73,424)
Tax liability on net unrealized gain on securities carried at fair value	(43,357)	(37,492)
Tax depreciation in excess of book depreciation	(10,073)	(10,967)
Accretion on bonds	(945)	(914)
Undistributed earnings of insurance subsidiaries	(5,113)	(4,510)
Other deferred tax liabilities	(4,249)	(1,323)

Total gross deferred tax liabilities	(137,169)	(128,630)

Net deferred tax liabilities	$(30,852)	$(33,608)

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2006 for federal taxes and 2001 through 2006 for California state taxes.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the Franchise Tax Board (“FTB”) disallowed a portion of the Company’s expenses related to management services provided to its insurance subsidiaries on grounds that such expenses were allocable to the Company’s tax-deductible dividends from such subsidiaries. The SBE decision resulted in a smaller disallowance of the Company’s interest expense deductions than was proposed by the FTB in those years. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. The Company believes that the deduction of the expenses related to management services provided to its insurance subsidiaries is appropriate and is challenging the SBE decision in Superior Court.

The California FTB has audited the 1997 through 2002 and 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company received a notice of examination for the 2003 tax return from the FTB in January 2008. For the Company’s 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company that are excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. Based on these assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002 and 2004 tax years, totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the SBE. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. No adjustment to the Company’s financial position was required as a result of the implementation of this Interpretation.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$7,382,000
Additions based on tax positions related to the current year	921,000
Additions for tax positions of prior years	289,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(4,113,000)
Decreases resulting from settlements with taxing authorities	—
Reductions as a result of a lapse of the applicable statue of limitations	(61,000)

Balance at December 31, 2007	$4,418,000

Of this total, $3,279,000 represents unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would affect the Company’s effective tax rate.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Management anticipates that it is reasonably possible that the Company’s total amount of unrecognized tax benefits will increase within the next twelve months by approximately $800,000 to $1,000,000 related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2007, 2006, and 2005, the Company recognized interest and penalty expense of $450,000, $14,432,000, and $610,000, respectively. The Company carried an accrued interest balance of $710,000 and $260,000 at December 31, 2007 and 2006, respectively. No penalties have been expensed in 2007.

(7)    Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Gross reserves, beginning of year	$1,088,822	$1,022,603	$900,744
Less reinsurance recoverable	(6,429)	(16,969)	(14,137)

Net reserves, beginning of year	1,082,393	1,005,634	886,607
Incurred losses and loss adjustment expenses related to:
Current year	2,017,120	2,000,357	1,909,453
Prior years	19,524	21,289	(46,517)

Total incurred losses and loss adjustment expenses	2,036,644	2,021,646	1,862,936

Loss and loss adjustment expense payments related to:
Current year	1,345,234	1,311,982	1,218,784
Prior years	674,345	632,905	525,125

Total payments	2,019,579	1,944,887	1,743,909

Net reserves, end of year	1,099,458	1,082,393	1,005,634
Reinsurance recoverable	4,457	6,429	16,969

Gross reserves, end of year	$1,103,915	$1,088,822	$1,022,603

The increase in the provision for insured events of prior years in 2007 primarily relates to adverse development of approximately $25 million in California mostly resulting from increases in estimates for loss severity and ultimate reported claims on the bodily injury reserves, which was partially offset by positive development of approximately $5 million related to operations outside of California. In October 2007, the Southern California region was devastated by sweeping fire storms. The Company recorded a pre-tax loss of approximately $23 million resulting from these fire storms.

The increase in the provision for insured events of prior years in 2006 relates largely to the unexpected development of several large extra-contractual claims in the state of Florida and increases in reserve estimates for the bodily injury and personal injury protection coverages in New Jersey.

The decrease in the provision for insured events of prior years in 2005 relates largely to a decrease in the estimated inflation rates on earlier accident years on bodily injury coverage for California automobile insurance.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

During 2005, the state of Florida was struck by several hurricanes. The pre-tax loss resulting from these hurricanes was approximately $27 million.

(8)    Shareholder Dividends and Dividend Restrictions

The following table summarizes shareholder dividends paid in total and per-share:

	2007	2006	2005
Total paid	$113,802,000	$104,960,000	$93,867,000
Per-share	$2.08	$1.92	$1.72

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2008, the direct insurance subsidiaries of the Company are permitted to pay approximately $246 million in dividends to the Company without the prior approval of the Department of Insurance (“DOI”) of the states of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2007 and 2006, the Insurance Companies paid dividends to Mercury General Corporation of $127.0 million and $168.0 million, respectively.

(9)    Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include primarily those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2007, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The Insurance Companies’ statutory net income, as reported to regulatory authorities, was $237.3 million, $238.1 million and $253.8 million for 2007, 2006 and 2005, respectively. The statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities was $1,721.8 million and $1,579.2 million as of December 31, 2007 and 2006, respectively.

(10)    Commitments and Contingencies

Leases

The Company is obligated under various noncancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2013. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to approximately $1,200,000 and $1,000,000 at December 31, 2007 and 2006, respectively. Total rent expense under these lease agreements was $9,469,000, $8,292,000 and $7,175,000 for 2007, 2006 and 2005, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

The annual rental commitments, expressed in thousands, are shown as follows:

Year	Rent Expense
2008	$9,889
2009	7,849
2010	6,387
2011	4,534
2012	3,098
Thereafter	1,411

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

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al., was originally filed on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. After filing two additional pleadings, on June 28, 2005, the Plaintiff filed a Fourth Amended Complaint asserting claims for violation of California Business & Professions Code Section 17200 and breach of the covenant of good faith and fair dealing (the CLRA claim previously had been dismissed with prejudice). Plaintiff again sought injunctive relief, unspecified restitution and monetary damages as well as punitive damages and attorneys’ fees and costs. Without leave of court, the Plaintiff also attempted to state claims for breach of contract and fraud. The Company filed a Demurrer and Motion to Strike certain portions of the Plaintiff’s Fourth Amended Complaint. Following a hearing on September 19, 2005, the Court took the matter under submission. While the motions were under submission, counsel for the Plaintiff asked the Company to engage in settlement discussions. The Court agreed to stay the matter and counsel for the Plaintiff and the Company met on several occasions to seek resolution, but none was reached.

Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). Following a ruling by the Court of Appeal in another case which found that there is no private right of action to allege violations of Section 1861.02, the Company brought a motion for judgment on the pleadings to have FTCR’s Complaint in Intervention dismissed. That motion was heard on April 28, 2006. Subsequent to the hearing, FTCR filed an amended complaint in intervention, and the Company again filed a motion for judgment on the pleadings, which the

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

Court denied at a hearing on July 31, 2006. In view of the then on-going settlement discussions with the Plaintiff, the Company did not seek further appellate review of the Court’s ruling.

During the fall of 2005, counsel for the Plaintiff and the Company met on several occasions in an effort to resolve the case. FTCR was not invited to participate in these discussions. When Plaintiff and the Company were not able to reach a resolution, the Court ordered the parties to a settlement conference before another judge. On August 1, 2006, following three settlement conferences, the Company and the Plaintiff reached a preliminary settlement which was subject to completion of the class approval process and was also subject to objections and review by the Court. Prior to the hearing scheduled for October 30, 2006, the FTCR filed objections to the proposed settlement. Also, shortly before the hearing, the California DOI filed a letter with the Court contending that the terms of the settlement, which provided for a coupon to class members to be used toward the purchase of “new,” not renewal business, constituted a “discount” of insurance rates and thus would be subject to the California DOI’s approval. Following several delays and further briefing by the parties, at a hearing on February 5, 2007, the Court declined to give preliminary approval to the proposed settlement. Accordingly, upon the Company’s request, the tentative ruling on the Company’s demurrer and motion to strike was unsealed. The Court sustained the Company’s demurrer to all but the Section 17200 claim, as well as a claim for alleged violation of Insurance Code Section 1861.02 which the parties subsequently stipulated to dismiss. The Court also granted the Company’s request to strike the punitive damage claim. On February 27, 2007, the Court determined, at the Company’s request, that the Court would initially evaluate the Company’s defenses that its conduct was protected by the administrative estoppel and filed rate plan doctrines and thus the Company has no liability in the case and established a schedule for discovery and briefing on these issues. Thereafter, the Company and Plaintiff continued settlement discussions and ultimately were able to reach an agreement which has preliminarily been approved by the Court. The settlement provides for the Company to issue coupons to class members (who do not opt out of the class) that can be used towards new or renewal business in a minimum aggregate amount of $5 million, and if coupons up to that amount are not redeemed, the difference will go to charities to be designated by the Court. The Company submitted the filing to the California DOI for approval and the terms of the settlement were approved by the California DOI in September 2007. Accordingly, the Company has mailed notice of the settlement to all class members who will then have a period of time to object or opt out of the settlement if they choose not to participate. A settlement was approved by the Court on December 14, 2007. The Court also considered FTCR’s request for attorney’s fees and took the matter under submission. Prior to the Court’s ruling on the matter, the Plaintiff agreed to reduce its $1,575,000 in agreed upon fees by $250,000, payable to FTCR, and the Company agreed to give FTCR an additional $250,000 for a total payment of attorneys’ fees by the Company to Plaintiffs’ counsel of $1,325,000 and to counsel for FTCR of $500,000 with any additional fees claimed by FTCR to come from any monies that remain available in the guaranteed $5 million that the Company has committed in the settlement after redemption of coupons issued to class members. The agreed upon counsel fees have been accrued as of December 31, 2007. The judgment will be final on March 25, 2008 unless an appeal is taken.

Although the Company continues to believe that it has strong defenses to the action, given the California DOI’s actions in connection with the Company’s application of the persistency discount, the proposed settlement is believed to be a favorable outcome of the case considering the cost, inconvenience and uncertainty of litigation. The Company accrued $5 million as a reduction in premiums in the second quarter of 2007 related to the settlement of this case.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments. The Plaintiff filed a motion seeking class action certification to include all of the Company’s insureds from 1998 to the present who presented

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. On January 11, 2007, the Court certified the requested class and class notice has been sent to approximately 14,000 class members. The Company has appealed the class certification ruling, and the Court of Appeal has stayed the case pending their review. The Plaintiff alleges that these automated databases systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Court denied the Company’s Motion for Summary Judgment holding that there is an issue of fact as to whether Ms. Goodman sustained any damages as a result of the Company’s handling of her medical payments claim. The Company and the Plaintiff have agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. The settlement is subject to review and approval by the Court. The Company expects the Court will approve the settlement. The ultimate outcome of this matter is not expected to be material to the Company’s financial position.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the California Franchise Tax Board disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision. The trial has been scheduled for April 28, 2008. The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and intends to vigorously prosecute the case.

In Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company (Superior Court for the City and County of San Francisco), the Court issued a modified injunction on July 11, 2005 that, among other things, required the Company to accept applications for insurance from any California licensed broker with limited exceptions, restricted the use of broker manuals and communications with brokers by the Company’s field personnel, and required the Company to compensate brokers at the same rate based on volume of sales. The Company has implemented changes to its operations and believes that it is in compliance with the modified injunction. At the time the injunction was issued, the Court stated that it would consider vacating the modified injunction following a one year period of review of the changes in the Company’s operations. In March 2007, the Company filed a motion seeking to vacate the modified injunction. At the hearing, the Court ordered that counsel be permitted to conduct a further limited investigation and to file a report for further consideration by the Court. The Company is unable to determine whether the modified injunction will be vacated or estimate the impact of the Court’s decision regarding the modified injunction on future trends in earnings or loss ratios.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements.

(11)    Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee Profit Sharing Plan (the “Plan”). The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

15% of the compensation paid or accrued during the year to all participants under the Plan. The annual contribution was $1,900,000, $1,900,000 and $1,850,000 for 2007, 2006 and 2005, respectively.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Company matching contributions, at a rate set by the Board of Directors, totaled $5,056,000, $4,512,000 and $3,861,000 for 2007, 2006 and 2005, respectively.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants. The Company recognized $1,200,000, $1,200,000 and $1,100,000 as compensation expense in 2007, 2006 and 2005, respectively.

(12)    Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Equity Incentive Award Plan (the “2005 Plan”) which succeeds the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 5,400,000 shares of Common Stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. The maximum number of shares that may be issued under the 2005 Plan is 5,400,000. As of December 31, 2007, only options and restricted stock awards have been granted under these plans. Options granted for which the Company has recognized share-based compensation expense generally become exercisable 20% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. During 2006, the Company granted restricted stock awards to an employee and subsequently cancelled the total shares following her resignation in the same year. The Company has no restricted stock outstanding as of December 31, 2007.

No share-based compensation was recognized in 2005. The following table presents net income and earnings per common share in 2005 as if the Company had recognized share-based compensation using the fair-value-based method:

2005
Net income, as reported	$253,259,000
Deduct: Total share-based compensation determined under fair-value-based method for all awards, net of tax	(599,000)

Pro forma net income	$252,660,000

Earnings per common share:
Basic—as reported	$4.64
Basic—pro forma	$4.63
Diluted—as reported	$4.63
Diluted—pro forma	$4.62

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

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

Cash received from option exercises during 2007, 2006 and 2005 was $2,173,000, $1,943,000 and $2,394,000, respectively. The excess tax benefit realized during 2007 and 2006 and the actual tax benefit realized during 2005 for the tax deduction from option exercises of the share-based payment awards totaled $273,000, $505,000 and $503,000, respectively.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Year Ended December 31,
	2007	2006	2005
Weighted-average fair value of grants	$7.45	$10.62	$12.98
Expected volatility	17.87%-18.50%	20.56%-24.22%	26.44%-27.98%
Weighted-average expected volatility	18.14%	20.56%	26.44%
Risk-free interest rate	4.02%-4.91%	4.54%-5.00%	3.82%-4.31%
Expected dividend yield	3.77%-4.13%	3.41%-3.74%	2.87%-3.11%
Expected term in months	72	72	72

The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant. The expected volatility on the date of grant is calculated based on historical volatility over the expected term of the options. The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

A summary of the stock option activity of the Company’s plans in 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2007	467,052	$44.81
Granted	114,500	51.94
Exercised	(60,307)	36.04
Cancelled or expired	(44,000)	54.94

Outstanding at December 31, 2007	477,245	$46.70	6.2	$2,506

Vested or expected to vest at December 31, 2007	477,245	$46.70	6.2	$2,506

Exercisable at December 31, 2007	277,545	$42.06	4.4	$2,457

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2007. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $1,134,000, $1,661,000 and $2,780,000, respectively. The total fair value of options vested during 2007, 2006 and 2005 was $487,000, $886,000 and $827,000, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$21.75 to 29.77	27,245	2.3	$25.31	27,245	$25.31
$31.22 to 58.83	450,000	6.4	$47.99	250,300	$43.88

As of December 31, 2007, $1,683,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.2 years.

(13)    Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2007			2006			2005
	(000’s) Income (Numerator)	(000’s) Weighted Shares (Denominator)	Per-Share Amount	(000’s) Income (Numerator)	(000’s) Weighted Shares (Denominator)	Per-Share Amount	(000’s) Income (Numerator)	(000’s) Weighted Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$237,832	54,704	$4.35	$214,817	54,651	$3.93	$253,259	54,566	$4.64
Effect of dilutive securities:
Options	—	125		—	135		—	151

Diluted EPS
Income available to common stockholders after assumed conversions	$237,832	54,829	$4.34	$214,817	54,786	$3.92	$253,259	54,717	$4.63

The diluted weighted shares excludes incremental shares of 88,000, 107,000 and 19,000 for 2007, 2006 and 2005, respectively. These shares are excluded due to their antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 56.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

Information regarding executive officers of the Company is included in Part I. For information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 14, 2008, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2007 are contained herein as listed in the Index to Consolidated Financial Statements on page 54.

2.	Financial Statement Schedules:

Title

Report of Independent Registered Public Accounting Firm

Schedule I—Summary of Investments—Other than Investments in Related Parties

Schedule II—Condensed Financial Information of Registrant

Schedule IV—Reinsurance

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

4.2(4)	Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.

4.3(5)

Officers’ Certificate establishing the Company’s 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

10.1(1)	Form of Agency Contract.

10.2(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(16)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(16)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.

10.15(20)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.

10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.

10.17(10)*	The 1995 Equity Participation Plan.

10.18(11)

Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.19(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.

10.20(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.

10.21(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.

10.22(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.

10.23(11)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.

10.24(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.25(20)

Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company (formerly known as Elm County Mutual Insurance Company and Vesta County Mutual Insurance Company) and Mercury Insurance Services, LLC (as successor in interest).

10.26(14)*	Director Compensation Arrangements.

10.27(15)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.

10.28(17)*	Mercury General Corporation 2005 Equity Incentive Award Plan.

10.29(18)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.30(19)*	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

21.1(20)	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference

(3)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

(4)	This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.

(5)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.

(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.

(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

(10)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.

(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.

(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.

(14)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, and is incorporated herein by this reference.

(15)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 8, 2003.

(16)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.

(17)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 5, 2005.

(18)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008, and is incorporated herein by this reference.

(19)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.

(20)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

By	/s/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer

February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 25, 2008

/s/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008

/s/ NATHAN BESSIN Nathan Bessin	Director	February 25, 2008

/s/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 25, 2008

/s/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 25, 2008

/s/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 25, 2008

/s/ CHARLES MCCLUNG Charles McClung	Director	February 25, 2008

/s/ DONALD P. NEWELL Donald P. Newell	Director	February 25, 2008

/s/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mercury General Corporation:

Under date of February 25, 2008, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 25, 2008

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2007

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities:
Bonds:
U.S. government	$36,157	$36,375	$36,375
States, municipalities	2,435,216	2,464,542	2,464,542
Corporate bonds	141,272	138,700	138,700
Mortgage-backed securities	245,731	246,072	246,072
Redeemable preferred stock	2,079	2,071	2,071

Total fixed maturities	2,860,455	2,887,760	2,887,760

Equity securities:
Common stocks:
Public utilities	35,703	66,175	66,175
Banks, trust and insurance companies	20,284	21,371	21,371
Industrial, miscellaneous and all other	245,095	313,035	313,035
Nonredeemable preferred stocks	29,913	27,656	27,656

Total equity securities	330,995	428,237	428,237

Short-term investments	272,678		272,678

Total investments	$3,464,128		$3,588,675

SCHEDULE I

MERCURY GENERAL CORPORATION

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES—(Continued)

December 31, 2006

Type of Investment	Cost	Value	Amount at which shown in the balance sheet
	Amounts in thousands
Fixed maturities:
Bonds:
U.S. government	$133,733	$132,477	$132,477
States, municipalities	2,282,877	2,335,962	2,335,962
Corporate bonds	157,893	155,049	155,049
Mortgage-backed securities	273,420	271,733	271,733
Redeemable preferred stock	3,792	3,766	3,766

Total fixed maturities	2,851,715	2,898,987	2,898,987

Equity securities:
Common stocks:
Public utilities	123,289	171,319	171,319
Banks, trust and insurance companies	9,731	11,996	11,996
Industrial, miscellaneous and all other	77,222	85,466	85,466
Nonredeemable preferred stocks	48,068	49,668	49,668

Total equity securities	258,310	318,449	318,449

Short-term investments	282,302		282,302

Total investments	$3,392,327		$3,499,738

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

December 31,

	2007	2006
	Amounts in thousands
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost $961 in 2007 and $1,297 in 2006)	$987	$1,338
Equity securities available for sale, at fair value (cost $17,716 in 2007 and $12,668 in 2006)	20,121	14,933
Equity securities trading, at fair value (cost $6,282 in 2007)	7,233	—
Short-term investments, at cost, which approximates fair value	37,776	45,007
Investment in subsidiaries	1,915,871	1,772,607

Total investments	1,981,988	1,833,885
Cash	3,072	5,489
Amounts receivable from affiliates	514	464
Income taxes	8,895	26,865
Other assets	11,074	6,282

Total assets	$2,005,543	$1,872,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$134,062	$130,304
Accounts payable and accrued expenses	3,732	3,090
Other liabilities	5,751	15,461

Total liabilities	143,545	148,855

Shareholders’ equity:
Common stock	69,369	66,436
Accumulated other comprehensive income	80,557	69,652
Retained earnings	1,712,072	1,588,042

Total shareholders’ equity	1,861,998	1,724,130

Total liabilities and shareholders’ equity	$2,005,543	$1,872,985

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF INCOME

Three years ended December 31,

	2007	2006	2005
	Amounts in thousands
Revenues:
Net investment income	$2,813	$1,860	$1,914
Other	(3,147)	(1,336)	1,600

Total revenues	(334)	524	3,514

Expenses:
Other operating expenses	4,209	3,586	2,905
Interest	8,171	8,423	6,717

Total expenses	12,380	12,009	9,622

Loss before income taxes and equity in net income of subsidiaries	(12,714)	(11,485)	(6,108)
Income tax (benefit) expense	(2,356)	10,536	(609)

Loss before equity in net income of subsidiaries	(10,358)	(22,021)	(5,499)
Equity in net income of subsidiaries	248,190	236,838	258,758

Net income	$237,832	$214,817	$253,259

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

STATEMENTS OF CASH FLOWS

Three years ended December 31,

	2007	2006	2005
	Amounts in thousands
Cash flows from operating activities:
Net cash used in operating activities	$(9,627)	$(10,733)	$(27,400)
Cash flows from investing activities:
Capital contribution to controlled entities	(11,250)	(20,000)	(15,000)
Dividends from subsidiaries	127,000	168,000	134,000
Fixed maturities available for sale:
Purchases	—	(9)	—
Sales	—	333	—
Calls or maturities	353	—	303
Equity securities available for sale:
Purchases	(52,121)	(73,310)	(85,445)
Sales	47,764	72,469	87,849
Decrease in payable for securities, net	(204)	(254)	—
Net decrease (increase) in short-term investments	7,231	(31,901)	(639)
Other, net	(207)	18	17

Net cash provided by investing activities	118,566	115,346	121,085
Cash flows from financing activities:
Dividends paid to shareholders	(113,802)	(104,960)	(93,866)
Stock options exercised	2,173	1,943	2,393
Excess tax benefit from exercise of stock options	273	505	—

Net cash used in financing activities	(111,356)	(102,512)	(91,473)
Net (decrease) increase in cash	(2,417)	2,101	2,212
Cash:
Beginning of the year	5,489	3,388	1,176

End of the year	$3,072	$5,489	$3,388

See accompanying notes to condensed financial information.

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2007 and 2006

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in this statement.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Dividends Received From Subsidiaries

Dividends of $127,000,000, $168,000,000 and $134,000,000 were received by the Company from its wholly-owned subsidiaries in 2007, 2006 and 2005, respectively, and are recorded as a reduction to investment in subsidiaries.

Capitalization of Subsidiaries

Capital contributions of $11,250,000 and $20,000,000 were made by the Company to its insurance subsidiaries during 2007 and 2006, respectively.

Federal Income Taxes

The Company files a consolidated federal tax return with the following entities:

Mercury Casualty Company

Mercury Insurance Company

California General Underwriters Insurance Company, Inc.

California Automobile Insurance Company

Mercury Insurance Company of Illinois

Mercury National Insurance Company

Mercury Insurance Company of Georgia

Mercury Indemnity Company of Georgia

American Mercury Insurance Company

Mercury Select Management Company, Inc.

American Mercury Lloyds Insurance Company

American Mercury MGA, Inc.

Concord Insurance Services, Inc.

Mercury County Mutual Insurance Company

Mercury Insurance Company of Florida

Mercury Indemnity Company of America

Mercury Group, Inc.

The method of allocation between the companies is subject to agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

Three years ended December 31,

	Direct amount	Ceded to other companies	Assumed	Net amount
	Amounts in thousands
Property and Liability insurance earned premiums
2007	$2,996,927	$4,119	$1,069	$2,993,877
2006	$3,007,007	$11,092	$1,108	$2,997,023
2005	$2,856,598	$10,085	$1,220	$2,847,733