Form 10-Q
period 2008-03-31
MERCURY GENERAL CORP
filed 2008-05-08
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

At April 30, 2008, the Registrant had issued and outstanding an aggregate of 54,729,913 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Amounts expressed in thousands, except share data

	March 31, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $2,860,455)	$—	$2,887,760
Fixed maturities trading, at fair value (amortized cost: $2,804,426)	2,775,430	—
Equity securities available for sale, at fair value (cost $317,869)	—	413,123
Equity securities trading, at fair value (cost $387,607; $13,126)	446,147	15,114
Short-term investments, at fair value (amortized cost $252,849; $272,678)	252,485	272,678

Total investments	3,474,062	3,588,675
Cash	50,559	48,245
Receivables:
Premiums receivable	297,150	294,663
Premium notes	32,194	27,577
Accrued investment income	37,517	36,436
Other	9,466	9,010

Total receivables	376,327	367,686
Deferred policy acquisition costs	210,542	209,805
Fixed assets, net	190,294	172,357
Deferred income taxes	4,342	—
Other assets	37,932	27,728

Total assets	$4,344,058	$4,414,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,042,523	$1,103,915
Unearned premiums	946,675	938,370
Notes payable	160,118	138,562
Accounts payable and accrued expenses	126,255	125,755
Current income taxes	22,691	3,150
Deferred income taxes	—	30,852
Other liabilities	219,623	211,894

Total liabilities	2,517,885	2,552,498

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: (Authorized 70,000,000 shares; issued and outstanding 54,729,913 shares in 2008 and 54,729,913 shares in 2007)	69,538	69,369
Accumulated other comprehensive income	(289)	80,557
Retained earnings	1,756,924	1,712,072

Total shareholders’ equity	1,826,173	1,861,998

Total liabilities and shareholders’ equity	$4,344,058	$4,414,496

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands, except share and per share data

	2008	2007
Revenues:
Earned premiums	$720,916	$755,752
Net investment income	39,299	42,145
Net realized investment losses	(92,137)	(1,042)
Other	1,294	1,347

Total revenues	669,372	798,202

Expenses:
Losses and loss adjustment expenses	483,473	509,759
Policy acquisition costs	160,141	165,211
Other operating expenses	44,315	39,367
Interest	510	2,366

Total expenses	688,439	716,703

(Loss) income before income taxes	(19,067)	81,499
(Benefit from) provision for income taxes	(15,106)	21,046

Net (loss) income	$(3,961)	$60,453

BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,729,913 in 2008 and 54,673,789 in 2007)	$(0.07)	$1.11

DILUTED EARNINGS PER SHARE (weighted average shares 54,750,114 as adjusted by 20,201 for the dilutive effect of options in 2008 and 54,820,655 as adjusted by 146,866 for the dilutive effect of options in 2007)	$(0.07)	$1.10

Dividends declared per share	$0.58	$0.52

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2008	2007
Net (loss) income	$(3,961)	$60,453
Other comprehensive (loss) income, before tax:
Net unrealized gains on available-for-sale securities	—	14,335
Losses on cash flow hedge	(444)	—

Other comprehensive (loss) income, before tax	(444)	14,335
Income tax expense related to net unrealized gains on available-for-sale securities	—	5,000
Income tax benefit related to losses on cash flow hedge	(155)	—

Comprehensive (loss) income, net of tax	$(4,250)	$69,788

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

Amounts expressed in thousands

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,961)	$60,453
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,449	6,296
Net realized investment losses	92,137	1,042
Bond amortization, net	2,681	567
Excess tax benefit from exercise of stock options	—	(57)
Increase in premiums receivable	(2,487)	(12,165)
Increase in premium notes receivable	(4,617)	(4,379)
Increase in deferred policy acquisition costs	(737)	(6,408)
Decrease in unpaid losses and loss adjustment expenses	(61,392)	(10,518)
Increase in unearned premiums	8,305	30,084
Increase (decrease) in accounts payable and accrued expenses	500	(17,256)
(Decrease) increase in liability for taxes	(15,498)	3,264
Net decrease in securities held for trading, net of realized gains and losses	6,811	—
Share-based compensation	169	145
Other, net	3,809	1,595

Net cash provided by operating activities	32,169	52,663

Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(243,740)	(591,197)
Sales	229,185	452,094
Calls or maturities	69,650	101,956
Equity securities available for sale in nature:
Purchases	(123,031)	(118,607)
Sales	56,455	95,692
Increase in payable for securities, net	7,394	13,770
Net decrease in short-term investments	19,829	37,864
Purchase of fixed assets	(25,237)	(12,762)
Sale of fixed assets	99	439
Other, net	(6,716)	(5,290)

Net cash used in investing activities	$(16,112)	$(26,041)

(Continued)

MERCURY GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	2008	2007
Cash flows from financing activities:
Dividends paid to shareholders	$(31,743)	$(28,434)
Proceeds from bank loan	18,000	—
Proceeds from stock options exercised	—	424
Excess tax benefit from exercise of stock options	—	57

Net cash used in financing activities	(13,743)	(27,953)

Net increase (decrease) in cash	2,314	(1,331)
Cash:
Beginning of the period	48,245	47,606

End of the period	$50,559	$46,275

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,571	$4,334
Income taxes paid during the period	$391	$23,944
Net realized gains from sale of investments	$3,402	$1,066

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2008 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2.	Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company elected to apply the fair value option of SFAS No. 159 to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.

The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a gain of $80.5 million, net of deferred tax impact of $43.3 million, all of which related to applying the fair value option to fixed maturity and equity securities available for sale. This adjustment was reflected as a reclassification of accumulated other comprehensive income to retained earnings. Both the fair value and carrying value of such securities were $3.3 billion on January 1, 2008, immediately prior to the adoption of the fair value option.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Fair Value of Financial Instruments

The following table presents gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159 for the three months ended March 31, 2008:

Three Months Ended March 31, 2008
(Amounts in thousands)
Short-term investments	$(364)
Fixed maturity securities	(56,303)
Equity securities	(36,620)

Total	$(93,287)

The gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of income, while the interest and dividend income on the investment holdings is recognized on an accrual basis on each measurement date and is included in net investment income in the Company’s consolidated statements of income.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The Company adopted SFAS No. 155 on January 1, 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, effective January 1, 2008, SFAS No. 159 rather than SFAS No. 155 is applied to the Company’s fair value elections for hybrid financial instruments.

4.	Fair Value Measurement

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to level 1 inputs and the lowest priority to level 3 inputs. In general, fair values determined by level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by level 2 inputs utilize inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s financial instruments are classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, active listed equities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. The types of instruments valued based on quoted prices for similar assets or liabilities in active markets, executable quotes for assets and liabilities in less active markets, or inputs derived from observable market data include most corporate bonds, most mortgage products, redeemable and non-redeemable preferred stocks, state, municipal and provincial obligations, and notes payable. Such instruments are generally classified within level 2 of the fair value hierarchy.

The Company’s total financial instruments at fair value are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains (losses) in the consolidated statements of income. Fair value measurements are not adjusted for transaction costs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$31,354	$—	$—	$31,354
Obligations of states and political subdivisions	—	2,381,147	—	2,381,147
Mortgage-backed securities	—	237,292	—	237,292
Corporate securities	—	124,727	—	124,727
Redeemable preferred stock	—	910	—	910
Equity securities:
Common stock:
Public utilities	59,657	—	—	59,657
Banks, trusts and insurance companies	23,350	—	—	23,350
Industrial and other	337,692	—	—	337,692
Non-redeemable preferred stock	—	25,448	—	25,448
Short-term investments	252,485	—	—	252,485
Derivative contracts	3,834	12,320	—	16,154

Total assets at fair value	$708,372	$2,781,844	$—	$3,490,216

Liabilities
Notes payable	—	137,174	—	137,174
Derivative contracts	5,981	444	—	6,425
Other	2,571	—	—	2,571

Total liabilities at fair value	$8,552	$137,618	$—	$146,170

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

6.	Accounting for Uncertainty in Income Taxes

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

There were no material changes to the total amount of unrecognized tax benefits during the three months ended March 31, 2008. The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

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

MERCURY GENERAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope of accounting of SFAS No. 133. SFAS No. 161 requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and its related interpretations; and how the instrument affects the entity’s financial position, financial performance, and cash flows. Quantitative disclosures should include information about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral. SFAS No. 161 is effective on January 1, 2009 for the Company. The Company is currently assessing the impact of adopting SFAS No. 161 on its consolidated financial statement disclosures.

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

The Company utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP financial measures, net premiums written, which represents the premiums charged on policies issued during a fiscal period less any reinsurance, and operating income, which represents net income excluding realized investment gains and losses, net of tax, and adjustments for other significant non-recurring, infrequent or unusual items. These measures are not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and are reconciled to the most directly comparable GAAP measures, earned premiums and net income, respectively, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers. The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $729 million of net written premiums in the first three months of 2008.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 79% and 76% of the Company’s net written premiums during the three months ended March 31, 2008 and 2007, respectively.

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million. The building will be used to house the Company’s northern California employees when the existing lease expires on the building that they currently occupy. The Company financed the transaction through an $18 million unsecured bank loan. The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points. On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate plus 50 basis points on the loan for a fixed rate of 4.25%. The swap agreement terminates on March 1, 2013.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The California DOI is conducting a financial examination of the Company’s California insurance companies for the period January 1, 2004 through December 31, 2007. The California DOI is also conducting a rating and underwriting examination of the business written in California in the 2004, 2005, and 2006 underwriting years. The Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2004 through December 31, 2006. In addition, the Illinois DOI is conducting a market conduct examination of the business written in Illinois in the 2007 underwriting year. No reports have yet been issued on these examinations.

On July 14, 2006, the California Office of Administrative Law approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. The Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. The California DOI approved the August 2006 filing in January 2008, which resulted in a small rate increase for two of the California insurance subsidiaries and a small decrease for a third, for a total net rate reduction of approximately 2.5%. The newly approved rates went into effect in April 2008, bringing the Company close to full compliance with the regulations. However, additional rate filings will be required during the two year phase-in period to fully comply with the new regulations. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of currently just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance. The comment period ended on November 16, 2007. The California DOI then published proposed amendments to its regulations and held an informal workshop on them on April 7, 2008. On April 21, 2008, the Commissioner of the California DOI issued a notice that he would file the proposed amendments, on an emergency basis, with the Office of Administrative Law (“OAL”) on or after April 26, 2008. On April 29, 2008, the Commissioner issued a new notice reflecting slight modifications to the proposed emergency regulations and superseding the prior version. These can be filed with the OAL on or after May 3, 2008. The Company is not able to predict whether the OAL will treat the amendments as appropriate for emergency action or when it will otherwise act on them. Because the actual administration of the regulations determines their practical impact, the Company is not able to predict how they will affect it upon enactment. In addition, the Company is aware that other companies are challenging the regulations. The Company is monitoring the progress of those challenges.

In July 2007, the California DOI issued Orders to Show Cause and Statements of Charges and Accusations (the “OSCs”) alleging that the Company has engaged in and continues to engage in claims handling acts and practices in violation of California Insurance Code sections 790 et seq and other regulations. The California DOI is seeking penalties for each violation. The California DOI is also seeking (a) a suspension of the California Companies’ Certificates of Authority for a period not to exceed one year for acts in violation of Section 700(c) and 704 of the California Insurance Code, (b) a finding that breaches of contract have occurred with a specification of the amount of actual damages sustained as a result of the breaches and (c) restitution on behalf of those allegedly harmed by the acts alleged in the OSCs. On August 10, 2007, the Company filed a Notice of Defense in response which generally and specifically denied the allegations of the OSCs. A hearing on the matter is tentatively set to commence on June 16, 2008. The Company is currently engaged in a settlement discussion with the California DOI. The Company does not believe that it has done anything to warrant any of the penalties or remedies sought by the California DOI.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. The matter is currently in discovery and a hearing before the administrative law judge has been scheduled to be held October 6, 2008.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may, but is not likely to, have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a further discussion of the Company’s pending material litigation, see Item 1. Legal Proceedings in Part II – Other Information of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

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

At March 31, 2008, the Company recorded its point estimate of approximately $1,043 million in loss and loss adjustment expense reserves which includes approximately $309 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2008 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2008, the Company reported positive development of approximately $5 million on the 2007 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2007 totaled approximately $1.1 billion. The loss development included approximately $5 million of negative development from the California operations and approximately $10 million of positive development from the operations outside of California. The negative development from California operations resulted primarily from increases in the personal automobile loss severity estimates for the 2007 accident year. The positive development from operations outside of California came primarily from Florida and New Jersey operations. The development was largely the result of decreases in loss severity estimates, particularly in the bodily injury coverage, for the 2007 and prior accident years.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value under SFAS No. 115, as amended. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159 as of the beginning of 2008. See Notes 3 and 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. Changes in fair value of the investments are reflected in net realized investment gains or losses in the consolidated statements of income as required under SFAS No. 115, as amended, and SFAS No. 159.

For equity securities, the net loss due to changes in fair value represents approximately 9% of the carrying value of those securities. The primary cause of the losses in fair value of equity securities was the overall decline in the stock markets, which saw a 10% decline in the S&P 500 index during the quarter. For fixed maturity securities, the net loss represents approximately 2% of the carrying value of these securities. The Company believes that the primary cause of the majority of the losses in fair value on fixed maturity securities is a decline in municipal bond prices resulting from liquidity problems in the overall municipal bond markets and credit downgrades or negative outlooks for several municipal bond insurers. The Company intends to hold the majority of its municipal bonds to collect the full principal amount at maturity.

Fair Value of Financial Instruments

Certain financial assets and financial liabilities are recorded at fair value. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s financial instruments are generally based on, or derived from, executable bid prices. In the case of financial instruments transacted on recognized exchanges, the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

The fair value of all the financial instruments that the Company holds at March 31, 2008 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Observable market prices and pricing parameters in a product (or a related product) are used to derive a price without requiring significant judgment. The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value because actively quoted prices or observable pricing parameters are available.

It is possible that certain financial instruments that the Company holds or may acquire may lack observable market prices or market parameters in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular product. These techniques could involve some degree of judgment. The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, products that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a product provides a source of transparency for products that otherwise are not actively quoted or during periods of market dislocation.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A. Risk Factors in Part II—Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Premiums earned in the first quarter of 2008 decreased approximately 4.6% from the corresponding period in 2007. Net premiums written in the first quarter of 2008 decreased approximately 7.2% from the corresponding period in 2007. Net premiums written by the Company’s California operations were $575.6 million in the first quarter of 2008, a 4.2% decrease over the corresponding period in 2007. Net premiums written by the Company’s non-California operations were $153.7 million in the first quarter of 2008, a 16.9% decrease over the corresponding period in 2007. The decrease in net premiums written is primarily due to a decrease in the number of policies written reflecting the recent soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned for the quarters ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Net premiums written	$729,266	$785,883
Increase in unearned premiums	(8,350)	(30,131)

Earned premiums	$720,916	$755,752

The loss ratio (GAAP basis) in the first quarter (loss and loss adjustment expenses related to premiums earned) was 67.1% in 2008 and 67.5% in 2007. There was positive development of approximately $5 million and negative development of approximately $13 million on prior accident years’ loss reserves for the quarters ended March 31, 2008 and 2007, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first quarter was 67.8% in 2008 and 65.7% in 2007. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher loss frequency and severity in the California automobile lines of business, partially offset by higher average premiums earned per policy.

The expense ratio (GAAP basis) in the first quarter (policy acquisition costs and other expenses related to premiums earned) was 28.3% in 2008 and 27.0% in 2007. The increase in the expense ratio is largely reflective of costs such as payroll and benefits that have not declined in proportion to the declines in premium volumes thus causing an increase in the expense ratio. This is particularly true in states outside of California which have seen net earned premiums decline by approximately 14%.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 95.4% in the first quarter of 2008 compared with 94.5% in the corresponding period of 2007, which indicates that the Company’s underwriting performance contributed $33.0 million and $41.4 million to the Company’s results of operations before income taxes for the quarters ended March 31, 2008 and 2007, respectively.

Investment income in the first quarter of 2008 was $39.3 million, compared with $42.1 million in the first quarter of 2007. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.9% in the first quarter of 2008 compared to 4.2% in the corresponding period of 2007 on average invested assets of $3.5 billion and $3.4 billion, respectively. The decrease in after-tax yield is due to the absence of a large one-time special dividend received on an equity investment in the first quarter 2007 and lower overall yields earned on new purchases that were made primarily throughout 2007.

Income tax benefit in the first quarter of 2008 was $15.1 million, compared with income tax expense of $21.0 million in the first quarter of 2007. The change is largely due to a tax benefit of approximately $33 million that was recognized in the quarter ended March 31, 2008 related to changes in the fair value of fixed maturity and equity securities measured at fair value in accordance with SFAS No. 159.

Net loss for the first quarter 2008 of $4.0 million, or $0.07 per share (diluted), compares with net income of $60.5 million, or $1.10 per share (diluted), in the corresponding period of 2007. Basic earnings per share was $(0.07) in the first quarter of 2008 and $1.11 in the first quarter of 2007. Included in net (loss)/income are net realized investment losses, net of tax, of $59.9 million in the first quarter of 2008 compared with net realized investment losses, net of tax, of $0.7 million for the same period in 2007. Net realized investment losses, net of tax, in the first quarter 2008 of $59.9 million include losses, net of tax, of $60.6 million due to changes in the fair value of fixed maturity and equity securities measured at fair value pursuant to SFAS No. 159. The primary causes of these losses in fair value were a large decline in the overall stock markets which saw the S&P 500 index decline by approximately 10% during the first quarter of 2008 and a decline in municipal bond prices resulting from liquidity problems in the overall municipal bond markets and credit downgrades or negative outlooks for several municipal bond insurers.

Operating income for the first quarter of 2008 was $55.9 million, down 8.5% from the prior year quarter due to a decrease in premiums earned reflecting the recent soft market conditions leading to a higher combined ratio and a decrease in after-tax investment income resulting from lower investment yields.

Operating income is a non-GAAP measure which represents net income excluding realized investment gains and losses, net of tax, and adjustments for other significant non-recurring, infrequent or unusual items. Net income is the GAAP measure that is most directly comparable to operating income. The following is a reconciliation of operating income to the most directly comparable GAAP measure.

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Operating income	$55,928	$61,130
Net realized investment losses, net of tax	(59,889)	(677)

Net (loss)/income	$(3,961)	$60,453

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2008 was $32.2 million, a decrease of $20.5 million over the same period in 2007. This decrease was primarily due to higher losses and loss adjustment expenses paid in relation to premiums collected during the first three months of 2008 compared with the same period in 2007. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity and equity securities, the purchase and development of information technology and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $298.8 million were reinvested, mostly in highly-rated fixed maturity securities.

The Company’s cash and short-term investment portfolio totaled $303.0 million at March 31, 2008. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of March 31, 2008:

Fair Value
(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$31,354
States, municipalities and political subdivisions	2,381,147
Mortgage-backed securities	237,292
Corporate securities	124,727
Redeemable preferred stock	910

2,775,430
Equity securities:
Common Stock:
Public utilities	59,657
Banks, trusts and insurance companies	23,350
Industrial and other	337,692
Non-redeemable preferred stock	25,448

446,147
Short-term cash investments	252,485

Total investments	$3,474,062

During the first three months of 2008, the Company recognized approximately $92.1 million in net realized investment losses which included a loss of approximately $95.4 million ($62.0 million after taxes) related to the change in the fair value of total investments.

At March 31, 2008, the average rating of the $2,774.5 million bond portfolio at fair value was AA, unchanged from December 31, 2007. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2008, bond holdings rated below investment grade totaled $42.6 million at fair value representing approximately 1.2% of total investments. This compares to approximately $47.7 million at fair value representing approximately 1.3% of total investments at December 31, 2007.

During the second half of 2007 and the first quarter of 2008, the investment market has experienced substantial volatility as a result of uncertainty in the credit markets. As a result, some asset classes have had liquidity strain and/or valuation issues, including mortgage-backed securities (“CMO”), privately insured municipal bonds, and adjustable rate short-term securities.

The entire CMO portfolio consisted of loans to prime borrowers except for approximately $18 million and $20 million, at fair value, of Alt-A CMO’s at March 31, 2008 and December 31, 2007, respectively. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. All of the Company’s Alt-A CMO’s are currently rated AAA and the overall rating of the entire CMO portfolio is AAA. The valuation of these securities is based on level 2 inputs that can be observed in the market.

The Company had approximately $2.4 billion, at fair value, in municipal bonds at March 31, 2008. Approximately half of the municipal bonds do not carry insurance from bond insurers and have an average rating of A. The other half of the municipal bond positions are insured by bond insurers. The following bond insurers each insured more than one percent of the Company’s municipal bond portfolio at March 31, 2008: MBIA-16.2%, FSA-10.3%, FGIC-9.3%, AMBAC-8.8%, and XLCA-2.0%.

For insured bonds that have underlying ratings, the average underlying rating was A+. There was also approximately $170 million of insured bonds that carried no official underlying rating. The Company considers bonds that carry no underlying rating as being investment grade since it is an underwriting policy of the “AAA” mono-line insurers that the issuer qualifies as an investment grade credit in order to get the bond insurer’s rating. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which allows it to recover the full principal amounts upon maturity, preventing forced sales of bonds prior to maturity that have declined in market value due to the bond insurers’ rating downgrades.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At March 31, 2008, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.7 billion at March 31, 2008 and net written premiums for the twelve months ended on that date of $2.9 billion, the ratio of writings to surplus was approximately 1.7 to 1.

The Company’s book value per share at March 31, 2008 was $33.37 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. Also, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Sam Donabedian, individually and on behalf of those similarly situated v. Mercury Insurance Company, et al., was originally filed on April 20, 2001 in the Los Angeles Superior Court, asserting, among other things, a claim that the Company’s calculation of persistency discounts to determine premiums is an unfair business practice, a violation of the California Consumer Legal Remedies Act (“CLRA”) and a breach of the covenant of good faith and fair dealing. The Company originally prevailed on a Demurrer to the Complaint and the case was dismissed; however, the California Court of Appeal reversed the trial court’s ruling, deciding that the California Insurance Commissioner does not have the exclusive right to review the calculation of insurance rates/premiums. Additionally, over the Company’s objection, on May 9, 2005, the trial court permitted The Foundation for Taxpayer and Consumer Rights (“FTCR”) to file a Complaint in Intervention to allege that the Company’s calculation of persistency discounts constitutes a violation of insurance Code Section 1861.02(a) and (c). The parties reached a settlement in late 2007, which was approved by the Court on December 14, 2007. The Court also considered FTCR’s request for attorney’s fees and took the matter under submission. Prior to the Court’s ruling on the matter, the Plaintiff agreed to reduce its $1,575,000 in agreed upon fees by $250,000, payable to FTCR, and the Company agreed to give FTCR an additional $250,000 for a total payment of attorneys’ fees by the Company to Plaintiffs’ counsel of $1,325,000 and to counsel for FTCR of $500,000 with any additional fees claimed by FTCR to come from any monies that remain available in the guaranteed $5 million that the Company has committed in the settlement after redemption of coupons issued to class members. The attorneys’ fees have now been paid to class counsel and FTCR. Mercury has mailed the coupons to members of the class who now have two years in which to redeem the coupon.

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments alleging that they systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Plaintiff sought class action certification of all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The Court certified the class on January 11, 2007. The Company appealed the class certification ruling, and the Court of Appeal stayed the case pending their review. The Company and the Plaintiff have subsequently agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. The settlement was approved by the Court on April 24, 2008, subject to class members’ ability to object. Final approval of the settlement is expected to occur in the third quarter of 2008. The ultimate outcome of this matter is not expected to be material to the Company’s financial position.

On March 28, 2006, the California State Board of Equalization (“SBE”) upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the California Franchise Tax Board disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision. The trial has commenced on April 29, 2008, and is currently in process. The Company believes that the deduction of the expenses related to management services provided to its insurance company subsidiaries is appropriate and intends to vigorously prosecute the case.

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

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

MERCURY GENERAL CORPORATION

Date: May 8, 2008	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer