Form 10-Q
period 2008-06-30
MERCURY GENERAL CORP
filed 2008-08-06
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarter Ended June 30, 2008

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

Large accelerated filer   ☒                                                                                        Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)           Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).

                         Yes  ☐              No  ☒

At July 31, 2008, the Registrant had issued and outstanding an aggregate of 54,743,913 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $2,860,455)	$-	$2,887,760
Fixed maturities trading, at fair value (amortized cost: $2,814,579)	2,772,028	-
Equity securities available for sale, at fair value (cost: $317,869)	-	413,123
Equity securities trading, at fair value (cost: $397,892; $13,126)	493,143	15,114
Short-term investments, at fair value (amortized cost: $219,197; $272,678)	218,884	272,678
Total investments	3,484,055	3,588,675
Cash	43,239	48,245
Receivables:
Premiums receivable	279,478	294,663
Premium notes	29,665	27,577
Accrued investment income	36,850	36,436
Other	7,595	9,010
Total receivables	353,588	367,686
Deferred policy acquisition costs	205,954	209,805
Fixed assets, net	188,504	172,357
Other assets	35,444	27,728
Total assets	$4,310,784	$4,414,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses	$1,020,932	$1,103,915
Unearned premiums	919,622	938,370
Notes payable	154,067	138,562
Accounts payable and accrued expenses	119,402	125,755
Current income taxes	4,056	3,150
Deferred income taxes	3,149	30,852
Other liabilities	223,228	211,894
Total liabilities	2,444,456	2,552,498
Commitments and contingencies
Shareholders' equity:
Common stock without par value or stated value: (Authorized 70,000,000 shares; issued and outstanding 54,743,913 shares in 2008 and 54,729,913 shares in 2007)	70,250	69,369
Accumulated other comprehensive income	175	80,557
Retained earnings	1,795,903	1,712,072
Total shareholders' equity	1,866,328	1,861,998
Total liabilities and shareholders’ equity	$4,310,784	$4,414,496

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Earned premiums	$711,204	$754,076
Net investment income	38,995	40,795
Net realized investment gains	36,496	9,989
Other	1,202	1,225
Total revenues	787,897	806,085
Expenses:
Losses and loss adjustment expenses	489,545	504,378
Policy acquisition costs	157,441	165,685
Other operating expenses	43,169	38,636
Interest	1,486	2,269
Total expenses	691,641	710,968
Income before income taxes	96,256	95,117
Provision for income taxes	25,530	25,608
Net income	$70,726	$69,509
BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,733,880 in 2008 and 54,697,028 in 2007)	$1.29	$1.27
DILUTED EARNINGS PER SHARE (weighted average shares 54,997,272 as adjusted by 263,392 for the dilutive effect of options in 2008 and 54,847,531 as adjusted by 150,503 for the dilutive effect of options in 2007)	$1.29	$1.27
Dividends declared per share	$0.58	$0.52

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Earned premiums	$1,432,120	$1,509,828
Net investment income	78,294	82,940
Net realized investment (losses) gains	(55,641)	8,947
Other	2,496	2,572
Total revenues	1,457,269	1,604,287
Expenses:
Losses and loss adjustment expenses	973,018	1,014,137
Policy acquisition costs	317,582	330,896
Other operating expenses	87,484	78,003
Interest	1,996	4,635
Total expenses	1,380,080	1,427,671
Income before income taxes	77,189	176,616
Provision for income taxes	10,424	46,654
Net income	$66,765	$129,962
BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,731,897 in 2008 and 54,685,473 in 2007)	$1.22	$2.38
DILUTED EARNINGS PER SHARE (weighted average shares 54,894,590 as adjusted by 162,693 for the dilutive effect of options in 2008 and 54,828,667 as adjusted by 143,194 for the dilutive effect of options in 2007)	$1.22	$2.37
Dividends declared per share	$1.16	$1.04

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2008	2007

Net income	$70,726	$69,509
Other comprehensive income (loss), before tax:
Net unrealized losses on available-for-sale securities	-	(29,538)
Gains on cash flow hedge	713	-
Other comprehensive income (loss), before tax	713	(29,538)
Income tax benefit related to net unrealized losses on available-for-sale securities	-	(10,321)
Income tax expense related to gains on cash flow hedge	249	-
Comprehensive income, net of tax	$71,190	$50,292

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Net income	$66,765	$129,962
Other comprehensive income (loss), before tax:
Net unrealized losses on available-for-sale securities	-	(15,203)
Gains on cash flow hedge	269	-
Other comprehensive income (loss), before tax	269	(15,203)
Income tax benefit related to net unrealized losses on available-for-sale securities	-	(5,321)
Income tax expense related to gains on cash flow hedge	94	-
Comprehensive income, net of tax	$66,940	$120,080

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$66,765	$129,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,075	12,821
Net realized investment losses (gains)	55,641	(8,947)
Bond amortization, net	3,643	2,079
Excess tax benefit from exercise of stock options	(59)	(170)
Decrease (increase) in premiums receivable	15,185	(4,806)
Increase in premium notes receivable	(2,088)	(1,951)
Decrease (increase) in deferred policy acquisition costs	3,851	(4,119)
(Decrease) increase in unpaid losses and loss adjustment expenses	(82,983)	1,860
(Decrease) increase in unearned premiums	(18,748)	13,431
Decrease in accounts payable and accrued expenses	(6,353)	(3,628)
Decrease in liability for taxes	(26,832)	(14,404)
Net decrease (increase) in securities held for trading, net of realized gains and losses	1,792	(8,493)
Share-based compensation	327	292
Other, net	(10,283)	1,450
Net cash provided by operating activities	12,933	115,377
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(412,022)	(1,055,169)
Sales	329,915	844,592
Calls or maturities	124,949	176,510
Equity securities available for sale in nature:
Purchases	(238,349)	(229,900)
Sales	176,757	233,212
Increase in payable for securities, net	14,335	7,278
Net decrease (increase) in short-term investments	53,481	(1,271)
Purchase of fixed assets	(29,757)	(26,589)
Sale of fixed assets	776	176
Other, net	6,913	(3,469)
Net cash provided by (used in) investing activities	$26,998	$(54,630)
Cash flows from financing activities:
Dividends paid to shareholders	$(63,491)	$(56,887)
Proceeds from bank loan	18,000	-
Proceeds from stock options exercised	495	1,834
Mortgage loan pay-off	-	(11,250)
Excess tax benefit from exercise of stock options	59	170
Net cash used in financing activities	(44,937)	(66,133)
Net decrease in cash	(5,006)	(5,386)
Cash:
Beginning of the period	48,245	47,606
End of the period	$43,239	$42,220
Supplemental disclosures of cash flow information:
Interest paid during the period	$2,769	$4,534
Income taxes paid during the period	$37,061	$56,062
Net realized gains from sale of investments.	$15,007	$7,631

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2008 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2.	Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company elected to apply the fair value option of SFAS No. 159 to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the Financial Accounting Standards Board (“FASB”) for accounting for financial instruments.

The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a gain of $80.5 million, net of deferred taxes of $43.3 million, all of which related to applying the fair value option to fixed maturity and equity securities available for sale. This adjustment was reflected as a reclassification of accumulated other comprehensive income to retained earnings. Both the fair value and carrying value of such securities were $3.3 billion on January 1, 2008, immediately prior to the adoption of the fair value option.

3.	Fair Value of Financial Instruments

The following table presents gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(in thousands)
Short-term investments	$51	$(313)
Fixed maturity securities	(13,554)	(69,857)
Equity securities	36,077	(543)
Total	$22,574	$(70,713)

The gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of income, while the interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of income.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The Company adopted SFAS No. 155 on January 1, 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to those of SFAS No. 155, effective January 1, 2008, SFAS No. 159 rather than SFAS No. 155 is applied to the Company’s fair value elections for hybrid financial instruments.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$24,683	$-	$-	$24,683
Obligations of states and political subdivisions	-	2,410,287	-	2,410,287
Mortgage-backed securities	-	224,817	-	224,817
Corporate securities	-	111,335	-	111,335
Redeemable preferred stock	-	906	-	906
Equity securities:
Common stock:
Public utilities	62,497	-	-	62,497
Banks, trusts and insurance companies	18,175	-	-	18,175
Industrial and other	389,327	-	-	389,327
Non-redeemable preferred stock	-	23,144	-	23,144
Short-term investments	218,884	-	-	218,884
Derivative contracts	4,932	7,242	-	12,174
Total assets at fair value	$718,498	$2,777,731	$-	$3,496,229
Liabilities
Notes payable	-	131,837	-	131,837
Derivative contracts	6,337	-	-	6,337
Other	9,289	-	-	9,289
Total liabilities at fair value	$15,626	$131,837	$-	$147,463

5.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

6.	Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. FIN No. 48 prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2006 for federal taxes and 2001 through 2006 for California state taxes.

There were no material changes to the total amount of unrecognized tax benefits during the six months ended June 30, 2008. The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (“GAAP hierarchy”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. SFAS No. 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

8.	Subsequent Event

    On July 1, 2008, the California Superior Court ruled in favor of Mercury General Corporation in a case filed against the California Franchise Tax Board (“FTB”) for tax years 1993 through 1996 entitling the Company to a tax refund of approximately $22 million plus interest. After accounting for federal taxes, the Company expects to record a tax benefit of approximately $15 million in the third quarter of 2008. However, the ruling may be appealed by the FTB.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws.  The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.  These cycles can have a large impact on the ability of the Company to grow and retain business. Additionally, with the adoption of SFAS No. 159, changes in the fair value of the investment portfolio are reflected in net income, which may result in volatility of earnings.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers.  The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $1,413 million of net written premiums in the first six months of 2008.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 79% and 77% of the Company’s net written premiums during the six months ended June 30, 2008 and 2007, respectively.

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

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The California DOI is conducting a financial examination of the Company’s California insurance companies for the period January 1, 2004 through December 31, 2007. The California DOI is also conducting a rating and underwriting examination of the business written in California in the 2004, 2005, and 2006 underwriting years. The Georgia DOI is conducting a financial examination of the Company’s Georgia insurance subsidiaries for the period January 1, 2004 through December 31, 2006. The Illinois DOI is conducting a market conduct examination of the business written in Illinois in the 2007 underwriting year. No reports have yet been issued on these examinations. In addition, the Oklahoma and Texas DOIs notified the Company of the upcoming financial examination of its insurance subsidiaries in each state covering the period January 1, 2005 through December 31, 2007. The Florida DOI is scheduled to begin its market conduct examination of the Company’s business written in the state on August 15, 2008 covering the period October 1, 2005 through December 31, 2006.

On July 14, 2006, the California Office of Administrative Law (“OAL”) approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates.  Insurance companies in California are required to file rating plans with the California DOI that comply with the new regulations. There is a two year phase-in period for insurers to fully implement those plans. The Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. The California DOI approved the August 2006 filing in January 2008, which resulted in a small rate increase for two of the California insurance subsidiaries and a small decrease for a third, for a total net rate reduction of approximately 2.5%. The newly approved rates went into effect in April 2008. In July 2008, the Company made an additional rate filing to bring its rates into full compliance with the new regulations. However, the Company cannot predict whether the California DOI will determine that the Company’s rates are in full compliance with the new regulations as a result of this filing. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of currently just below 11 percent (the average of short, intermediate and long-term T-bill rates, plus 6 percent) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance. The comment period ended on November 16, 2007. The California DOI then published proposed amendments to its regulations and held an informal workshop on them on April 7, 2008. On April 29, 2008, the Commissioner issued a new notice reflecting slight modifications to the proposed regulations and superseding the prior version. The proposed changes were approved as emergency regulations by the OAL on May 16, 2008 and became effective as of that date.

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

The Company is not able to determine the impact of any of the regulatory matters described above. It is possible that the impact of some of the changes could adversely affect the Company and its operating results, however, the ultimate outcome is not expected to be material to the Company’s financial position.

In July 2007, the California DOI issued Orders to Show Cause and Statements of Charges and Accusations (the “OSCs”) alleging that the Company has engaged in and continues to engage in claims handling acts and practices in violation of California Insurance Code sections 790 et seq and other regulations. The California DOI has sought penalties for each violation. The California DOI has also sought (a) a suspension of the California Companies’ Certificates of Authority for a period not to exceed one year for acts in violation of Section 700(c) and 704 of the California Insurance Code, (b) a finding that breaches of contract have occurred with a specification of the amount of actual damages sustained as a result of the breaches and (c) restitution on behalf of those allegedly harmed by the acts alleged in the OSCs. The claims were settled in June 2008 with the Company agreeing to pay $250,000 in penalties and $50,000 for the California DOI’s legal fees. The Company may be ordered to pay an additional penalty of up to $200,000 if consumer complaints are not reduced to agreed-upon levels by December 31, 2008.

On July 1, 2008, the California Superior Court ruled in favor of Mercury General Corporation in a case filed against the California Franchise Tax Board (“FTB”) for tax years 1993 through 1996 entitling the Company to a tax refund of approximately $22 million plus interest. After accounting for federal taxes, the Company expects to record a tax benefit of approximately $15 million in the third quarter of 2008. However, the ruling may be appealed by the FTB.

The FTB has audited the 1997 through 2002 and 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company received a notice of examination for the 2003 tax return from the FTB in January 2008. For the Company’s 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company.  Specifically, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company, that are excluded from the Mercury General Corporation California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. Based on these assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002 and 2004 tax years totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the California State Board of Equalization (“SBE”). An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issues will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on these matters.

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

The Company uses varying methods and assumptions in states with little operating history where there is insufficient claims data to prepare a reserve analysis relying solely on the Company’s historical data. In these cases, the Company may project ultimate losses using industry average loss data or based on expected loss ratios. As the Company develops an operating history in these states, the Company will rely increasingly on the incurred loss development and average severity and claim count development methods. The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous catastrophes.

At June 30, 2008, the Company recorded its point estimate of approximately $1,021 million in loss and loss adjustment expense reserves which includes approximately $299 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2008 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2008, the Company reported adverse development of approximately $17 million on the 2007 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2007 totaled approximately $1.1 billion. The loss development included approximately $16 million of negative development from the California operations and approximately $1 million of negative development from the operations outside of California. The negative development from California operations resulted primarily from increases in the personal automobile loss severity estimates for the 2007 and 2006 accident years.

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

Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value under SFAS No. 115, as amended. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159 as of the beginning of 2008. See Notes 2, 3 and 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. No valuations were made by the Company’s management. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. Changes in fair value of the investments are reflected in net realized investment gains or losses in the consolidated statements of income as required under SFAS No. 115, as amended, and SFAS No. 159.

For equity securities, the net loss due to changes in fair value during the first six months of 2008 represents approximately 0.4% of the carrying value of those securities at June 30, 2008. The primary cause of the losses in fair value of equity securities was the overall decline in the stock markets, which saw a decline of approximately 13% in the S&P 500 index during the six months ended June 30, 2008. For fixed maturity securities, the net loss represents approximately 2.5% of the carrying value of these securities. The Company believes that the primary causes of the majority of the losses in fair value of fixed maturity securities are ongoing downgrades of municipal bond insurers, widening credit spreads, and declines in values of benchmark U.S. Treasury bonds. The Company intends to hold the majority of its municipal bonds to collect the full principal amount at maturity.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. The fair value of all the financial instruments that the Company holds at June 30, 2008 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument (or a related financial instrument) are used to derive a price without requiring significant judgment.

It is possible that certain financial instruments that the Company holds or may acquire may lack observable market prices or market parameters in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques could involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.  Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Premiums earned in the second quarter of 2008 decreased approximately 5.7% from the corresponding period in 2007. Net premiums written in the second quarter of 2008 decreased approximately 7.2% from the corresponding period in 2007. Net premiums written by the Company’s California operations were $535.3 million in the second quarter of 2008, a 5.7% decrease over the corresponding period in 2007. Net premiums written by the Company’s non-California operations were $148.9 million in the second quarter of 2008, a 12.2% decrease over the corresponding period in 2007. The decrease in net premiums written is primarily due to a decrease in the number of policies written reflecting the soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net premiums written	$684,177	$737,394
Decrease in unearned premiums	27,027	16,682
Net premiums earned	$711,204	$754,076

The loss ratio (GAAP basis) in the second quarter (loss and loss adjustment expenses related to premiums earned) was 68.8% in 2008 and 66.9% in 2007. There was negative development of approximately $9 million and approximately $1 million on prior periods’ loss reserves for the quarters ended June 30, 2008 and 2007, respectively. Excluding the effect of prior periods’ loss development, the loss ratio in the second quarter was 67.6% in 2008 and 66.8% in 2007. The increase in the loss ratio excluding the effect of prior periods’ loss development is primarily due to higher severity, which was partially offset by lower frequency, in the California automobile lines of business.

The expense ratio (GAAP basis) in the second quarter (policy acquisition costs and other expenses related to premiums earned) was 28.2% in 2008 and 27.1% in 2007. The increase in the expense ratio is largely reflective of costs such as payroll and benefits that have not declined in proportion to the declines in premium volumes. In addition, an increase in technology-related expenses and advertising, as well as the establishment of the product management function, contributed to the higher expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 97.0% in the second quarter of 2008 compared with 94.0% in the corresponding period of 2007, which indicates that the Company’s underwriting performance contributed $21.0 million and $45.4 million to the Company’s results of operations before income taxes for the quarters ended June 30, 2008 and 2007, respectively.

Investment income in the second quarter of 2008 was $39.0 million, compared with $40.8 million in the second quarter of 2007. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.0% in the second quarter of 2008 compared to 4.1% in the corresponding period of 2007 on average invested assets of $3.5 billion and $3.4 billion, respectively. The slight decrease in after-tax yield is due to a decrease in short-term interest rates.

        Included in net income are net realized investment gains, net of tax, of $23.7 million in the second quarter of 2008 compared with net realized investment gains, net of tax, of $6.5 million in the same period in 2007. Net realized investment gains, net of tax, in the second quarter 2008 of $23.7 million includes gains, net of tax, of $14.7 million due to changes in the fair value of fixed maturity and equity securities measured at fair value pursuant to SFAS No. 159. These gains largely resulted from the price appreciation on the Company’s equity holdings during the second quarter of 2008 recovering most of the price declines on such holdings experienced during the first quarter of 2008.

    Income tax expense in the second quarter of 2008 was $25.5 million, compared with income tax expense of $25.6 million in the second quarter of 2007. The effective tax rate was 27% in the second quarter of both 2008 and 2007.

Net income for the second quarter of 2008 of $70.7 million, or $1.29 per share (diluted), compares with net income of $69.5 million, or $1.27 per share (diluted), in the corresponding period of 2007. Basic earnings per share was $1.29 in the second quarter of 2008 and $1.27 in the second quarter of 2007.

Operating income for the second quarter of 2008 was $47.0 million, down 25% from the prior year quarter largely due to a decrease in premiums earned reflecting the recent soft market conditions and higher loss severity as a result of inflation, leading to a higher combined ratio. In addition, a decrease in net investment income resulting from lower investment yields contributed to the decrease in operating income.

Operating income is a non-GAAP measure which represents net income excluding realized investment gains and losses, net of tax, and adjustments for other significant non-recurring, infrequent or unusual items. Net income is the GAAP measure that is most directly comparable to operating income. Operating income is meant as supplemental information and is not intended to replace net income. It should be read in conjunction with the GAAP financial results. The following is a reconciliation of operating income to the most directly comparable GAAP measure:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Operating income	$47,004	$63,016
Net realized investment gains, net of tax	23,722	6,493
Net income	$70,726	$69,509

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Premiums earned in the six months ended June 30, 2008 decreased approximately 5.1% from the corresponding period in 2007. Net premiums written in the six months ended June 30, 2008 decreased approximately 7.2% from the corresponding period in 2007. Net premiums written by the Company’s California operations were $1.1 billion in the first six months of 2008, a 5.0% decrease over the corresponding period in 2007. Net premiums written by the Company’s non-California operations were $302.6 million in the first six months of 2008, a 14.6% decrease over the corresponding period in 2007. The decrease in net premiums written is primarily due to a decrease in the number of policies written reflecting the soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net premiums written	$1,413,443	$1,523,277
Decrease (increase) in unearned premiums	18,677	(13,449)
Net premiums earned	$1,432,120	$1,509,828

The loss ratio (GAAP basis) in the first six months (loss and loss adjustment expenses related to premiums earned) was 67.9% in 2008 and 67.2% in 2007. There was negative development of approximately $17 million and approximately $13 million on prior accident years’ loss reserves for the six months ended June 30, 2008 and 2007, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first six months was 66.8% in 2008 and 66.3% in 2007. The slight increase in the loss ratio excluding the effect of prior accident years' loss development is primarily due to higher severity, which was partially offset by lower frequency, in the California automobile lines of business.

The expense ratio (GAAP basis) in the first six months of 2008 (policy acquisition costs and other operating expenses related to premiums earned) was 28.3% compared to 27.1% in the corresponding period of 2007. The increase in the expense ratio is largely reflective of costs such as payroll and benefits that have not declined in proportion to the declines in premium volumes. In addition, an increase in technology-related expenses and advertising, as well as the establishment of the product management function, contributed to the higher expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 96.2% in the first six months of 2008 compared with 94.3% in the corresponding period of 2007, which indicates that the Company’s underwriting performance contributed $54.0 million and $86.8 million to the Company’s results of operations before income taxes for the six months ended June 30, 2008 and 2007, respectively.

Investment income for the first six months of 2008 was $78.3 million, compared with $82.9 million in the first six months of 2007. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 4.0% in the first six months of 2008 compared to 4.1% in the corresponding period of 2007 on average invested assets of $3.5 billion and $3.4 billion, respectively. The slight decrease in after-tax yield is due to a decrease in short-term interest rates.

        Included in net income are net realized investment losses, net of tax, of $36.2 million in the first six months of 2008 compared with net realized investment gains, net of tax, of $5.8 million in the same period in 2007. Net realized investment losses, net of tax, of $36.2 million in the first six months of 2008 includes losses, net of tax, of $46.0 million due to changes in the fair value of fixed maturity and equity securities measured at fair value pursuant to SFAS No. 159. Most of these losses are attributable to the declines in fair value of fixed maturity securities largely resulting from ongoing downgrades of municipal bond insurers, widening credit spreads, and declines in values of benchmark U.S. Treasury bonds.

Income tax expense for the first six months of 2008 was $10.4 million with an effective tax rate of 14%, compared with income tax expense of $46.7 million with an effective tax rate of 26% in the corresponding period of 2007.
The lower effective tax rate in 2008 compared to 2007 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income, underwriting income, and realized investment gains and losses.

Net income for the first six months of 2008 of $66.8 million, or $1.22 per share (diluted), compares with $130.0 million, or $2.37 per share (diluted), in the corresponding period of 2007. Basic net income per share was $1.22 in the first six months of 2008 and $2.38 in the first six months of 2007.

Operating income for the first six months of 2008 was $102.9 million, down 17% from the corresponding prior year period largely due to a decrease in premiums earned reflecting the recent soft market conditions and higher loss severity as a result of inflation, leading to a higher combined ratio. In addition, a decrease in net investment income resulting from lower investment yields contributed to the decrease in operating income.

Operating income is a non-GAAP measure which represents net income excluding realized investment gains and losses, net of tax, and adjustments for other significant non-recurring, infrequent or unusual items. Net income is the GAAP measure that is most directly comparable to operating income. Operating income is meant as supplemental information and is not intended to replace net income. It should be read in conjunction with the GAAP financial results. The following is a reconciliation of operating income to the most directly comparable GAAP measure:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating income	$102,932	$124,146
Net realized investment (losses) gains, net of tax	(36,167)	5,816
Net income	$66,765	$129,962

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2008 was $12.9 million, a decrease of $102.4 million over the same period in 2007. This decrease was primarily due to lower premiums collected during the first six months of 2008 coupled with higher losses and loss adjustment expenses paid compared with the same period in 2007. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity and equity securities, the purchase and development of information technology, and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $454.9 million were reinvested, mostly in highly-rated fixed maturity securities.

The Company’s cash and short-term investment portfolio totaled $262.1 million at June 30, 2008. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of June 30, 2008:

Fair Value
(in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$24,683
States, municipalities and political subdivisions	2,410,287
Mortgage-backed securities	224,817
Corporate securities	111,335
Redeemable preferred stock	906
2,772,028
Equity securities:
Common Stock:
Public utilities	62,497
Banks, trusts and insurance companies	18,175
Industrial and other	389,327
Non-redeemable preferred stock	23,144
493,143
Short-term cash investments	218,884
Total investments	$3,484,055

During the first six months of 2008, the Company recognized approximately $55.6 million in net realized investment losses which included a loss of approximately $72.2 million ($46.9 million after taxes) related to the change in the fair value of total investments.

At June 30, 2008, the average rating of the $2,771.1 million bond portfolio at fair value was AA, unchanged from December 31, 2007. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2008, bond holdings rated below investment grade totaled $39.0 million at fair value representing approximately 1.1% of total investments. This compares to approximately $47.7 million at fair value representing approximately 1.3% of total investments at December 31, 2007.

During the second half of 2007 and the first half of 2008, the investment market has experienced substantial volatility due to uncertainty in the credit markets. As a result, some asset classes have had liquidity strain and/or valuation issues, including mortgage-backed securities (“CMO”), privately insured municipal bonds, and adjustable rate short-term securities.

The entire CMO portfolio consisted of loans to prime borrowers except for approximately $21 million and $20 million, at fair value, of Alt-A CMO’s at June 30, 2008 and December 31, 2007, respectively. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. All of the Company’s Alt-A CMO’s are currently rated AAA and the average rating of the entire CMO portfolio is AAA. The valuation of these securities is based on level 2 inputs that can be observed in the market.

The Company had approximately $2.4 billion, at fair value, in municipal bonds at June 30, 2008. Approximately half of the municipal bonds do not carry insurance from bond insurers and have an average rating of A. The other half of the municipal bond positions are insured by bond insurers. The following bond insurers each insured more than one percent of the Company’s municipal bond portfolio at June 30, 2008: MBIA: 17.0%, FSA: 9.9%, FGIC: 9.7%, AMBAC: 9.3%, and XLCA: 2.0%.

For insured bonds that have underlying ratings, the average underlying rating was A+. There was also approximately $170 million of insured bonds that carried no official underlying rating. The Company considers bonds that carry no underlying rating as being investment grade since it is an underwriting policy of the “AAA” mono-line insurers that the issuer qualifies as an investment grade credit in order to get the bond insurer’s rating. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which allows it to recover the full principal amounts upon maturity, preventing forced sales, prior to maturity, of bonds that have declined in market value due to the bond insurers’ rating downgrades.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At June 30, 2008, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.8 billion at June 30, 2008 and net written premiums for the twelve months ended on that date of $2.9 billion, the ratio of writings to surplus was approximately 1.6 to 1.

The Company’s book value per share at June 30, 2008 was $34.09 per share.

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

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments alleging that they systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Plaintiff sought class action certification of all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The Court certified the class on January 11, 2007. The Company appealed the class certification ruling, and the Court of Appeal stayed the case pending their review. The Company and the Plaintiff have subsequently agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. The settlement was approved by the Court on April 24, 2008, subject to class members’ ability to object. A final approval hearing is scheduled for September 16, 2008. The ultimate outcome of this matter is not expected to be material to the Company’s financial position.

On March 28, 2006, the SBE upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision. On July 1, 2008, the Court held in favor of the Company in the case and concluded that the Company is entitled to a refund of California franchise tax in the amount of $22,438,826 plus interest thereon as provided by law. After accounting for federal taxes, the Company expects to record a tax benefit of approximately $15 million in the third quarter of 2008. However, the ruling may be appealed by the FTB.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 14, 2008. The matters voted upon at the meeting included the election of all nine directors and the approval of the senior executive incentive bonus plan. The votes cast with respect to these matters were as follows:

Election of Directors:

Nominee	Number of Shares	Number of Shares
	Voted For	Withheld
Nathan Bessin	40,774,495	2,468,929
Bruce A. Bunner	42,283,836	959,588
Michael D. Curtius	42,051,961	1,227,463
Richard E. Grayson	41,891,302	1,352,122
George Joseph	41,833,729	1,409,696
Charles E. McClung	42,059,407	1,184,017
Donald. P. Newell	41,858,507	1,384,917
Donald R. Spuehler	41,841,206	1,402,218
Gabriel Tirador	42,319,187	924,237

Approval of the Senior Executive Incentive Bonus Plan:

Number of Shares	Number of Shares	Number of Shares
Voted For	Voted Against	Abstained
41,086,366	1,946,200	210,857

Item 5.	Other Information
None

Item 6.	Exhibits

15.1	Letter Regarding Unaudited Interim Financial Information

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

MERCURY GENERAL CORPORATION

Date: August 6, 2008	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer