Form 10-Q
period 2008-09-30
MERCURY GENERAL CORP
filed 2008-11-07
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarter Ended September 30, 2008

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

At October 31, 2008, the Registrant had issued and outstanding an aggregate of 54,763,713 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: $2,860,455)	$-	$2,887,760
Fixed maturities trading, at fair value (amortized cost: $2,766,072)	2,601,669	-
Equity securities available for sale, at fair value (cost: $317,869)	-	413,123
Equity securities trading, at fair value (cost: $402,047; $13,126)	366,738	15,114
Short-term investments, at fair value (amortized cost: $252,860; $272,678)	249,516	272,678
Total investments	3,217,923	3,588,675
Cash	33,761	48,245
Receivables:
Premiums receivable	284,565	294,663
Premium notes	28,923	27,577
Accrued investment income	37,824	36,436
Other	7,875	9,010
Total receivables	359,187	367,686
Current income taxes	13,161	-
Deferred income taxes	92,476	-
Deferred policy acquisition costs	205,768	209,805
Fixed assets, net	189,477	172,357
Other assets	38,497	27,728
Total assets	$4,150,250	$4,414,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses	$1,049,241	$1,103,915
Unearned premiums	918,141	938,370
Notes payable	154,956	138,562
Accounts payable and accrued expenses	129,232	125,755
Current income taxes	-	3,150
Deferred income taxes	-	30,852
Other liabilities	203,908	211,894
Total liabilities	2,455,478	2,552,498
Commitments and contingencies
Shareholders' equity:
Common stock without par value or stated value (Authorized 70,000,000 shares; issued and outstanding 54,759,713 shares in 2008 and 54,729,913 shares in 2007)	71,111	69,369
Accumulated other comprehensive income	54	80,557
Retained earnings	1,623,607	1,712,072
Total shareholders' equity	1,694,772	1,861,998
Total liabilities and shareholders’ equity	$4,150,250	$4,414,496

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Earned premiums	$696,605	$748,798
Net investment income	38,086	39,216
Net realized investment (losses) gains	(276,973)	2,049
Other	1,313	1,324
Total revenues	459,031	791,387
Expenses:
Losses and loss adjustment expenses	511,806	497,791
Policy acquisition costs	154,530	166,496
Other operating expenses	44,350	41,289
Interest	1,663	2,136
Total expenses	712,349	707,712
(Loss) income before income taxes	(253,318)	83,675
Provision for income tax (benefit) expense	(112,779)	20,397
Net (loss) income	$(140,539)	$63,278
BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,748,101 in 2008 and 54,720,110 in 2007)	$(2.57)	$1.16
DILUTED EARNINGS PER SHARE (weighted average shares 54,748,101 in 2008 and 54,850,536 as adjusted by 130,426 for the dilutive effect of options in 2007) (1)	$(2.57)	$1.15
Dividends declared per share	$0.58	$0.52

(1) The dilutive impact of incremental shares for 2008 is excluded from loss position in accordance with U.S. generally accepted accounting principles.

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Earned premiums	$2,128,725	$2,258,626
Net investment income	116,380	122,156
Net realized investment (losses) gains	(332,614)	10,996
Other	3,809	3,896
Total revenues	1,916,300	2,395,674
Expenses:
Losses and loss adjustment expenses	1,484,824	1,511,928
Policy acquisition costs	472,112	497,392
Other operating expenses	131,834	119,292
Interest	3,659	6,771
Total expenses	2,092,429	2,135,383
(Loss) income before income taxes	(176,129)	260,291
Provision for income tax (benefit) expense	(102,355)	67,051
Net (loss) income	$(73,774)	$193,240
BASIC EARNINGS PER SHARE (weighted average shares outstanding 54,737,337 in 2008 and 54,697,145 in 2007)	$(1.35)	$3.53
DILUTED EARNINGS PER SHARE (weighted average shares 54,737,337 in 2008 and 54,829,878 as adjusted by 132,733 for the dilutive effect of options in 2007) (1)	$(1.35)	$3.52
Dividends declared per share	$1.74	$1.56

(1) The dilutive impact of incremental shares for 2008 is excluded from loss position in accordance with U.S. generally accepted accounting principles.

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2008	2007

Net (loss) income	$(140,539)	$63,278
Other comprehensive (loss) income, before tax:
Net unrealized gains on available-for-sale securities	-	32,240
Losses on cash flow hedge	(186)	-
Other comprehensive (loss) income, before tax	(186)	32,240
Income tax expense related to net unrealized gains on available-for-sale securities	-	11,284
Income tax benefit related to losses on cash flow hedge	(65)	-
Comprehensive (loss) income, net of tax	$(140,660)	$84,234

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007

Net (loss) income	$(73,774)	$193,240
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities	-	17,037
Gains on cash flow hedge	83	-
Other comprehensive income, before tax	83	17,037
Income tax expense related to net unrealized gains on available-for-sale securities	-	5,963
Income tax expense related to gains on cash flow hedge	29	-
Comprehensive (loss) income, net of tax	$(73,720)	$204,314

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(73,774)	$193,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,918	19,486
Net realized investment losses (gains)	332,614	(10,996)
Bond amortization, net	5,711	4,264
Excess tax benefit from exercise of stock options	(133)	(203)
Decrease (increase) in premiums receivable	10,098	(14,506)
Increase in premium notes receivable	(1,346)	(1,737)
Decrease (increase) in deferred policy acquisition costs	4,037	(5,867)
(Decrease) increase in unpaid losses and loss adjustment expenses	(54,674)	8,856
(Decrease) increase in unearned premiums	(20,229)	23,455
Increase in accounts payable and accrued expenses	3,477	5,562
Decrease in liability for taxes	(139,535)	(8,879)
Net decrease (increase) in securities held for trading, net of realized gains and losses	2,042	(6,064)
Share-based compensation	489	388
(Decrease) increase in other payables	(11,867)	314
Other, net	(4,216)	(872)
Net cash provided by operating activities	72,612	206,441
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(521,102)	(1,419,283)
Sales	423,031	1,163,314
Calls or maturities	184,913	261,920
Equity securities available for sale in nature:
Purchases	(336,636)	(413,946)
Sales	247,545	376,903
Increase in payable for securities, net	2,973	4,085
Net decrease (increase) in short-term investments	19,818	(49,698)
Purchase of fixed assets	(37,787)	(32,437)
Sale of fixed assets	1,115	924
Other, net	5,029	(3,499)
Net cash used in investing activities	$(11,101)	$(111,717)
Cash flows from financing activities:
Dividends paid to shareholders	$(95,248)	$(85,342)
Proceeds from bank loan	18,000	-
Proceeds from stock options exercised	1,120	1,979
Mortgage loan pay-off	-	(11,250)
Excess tax benefit from exercise of stock options	133	203
Net cash used in financing activities	(75,995)	(94,410)
Net (decrease) increase in cash	(14,484)	314
Cash:
Beginning of the period	48,245	47,606
End of the period	$33,761	$47,920
Supplemental disclosures of cash flow information:
Interest paid during the period	$5,595	$8,618
Income taxes paid during the period	$36,823	$76,311
Net realized gains from sale of investments	$10,197	$18,875

See accompanying notes to the consolidated financial statements.

MERCURY GENERAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to losses, loss adjustment expenses and valuation allowance on deferred tax assets. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

The financial data of Mercury General Corporation and its subsidiaries (collectively, the “Company”) included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2008 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following table presents losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)
Short-term investments	$(3,031)	$(3,344)
Fixed maturity securities	(121,852)	(191,709)
Equity securities	(129,238)	(129,781)
Total	$(254,121)	$(324,834)

The losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations, while the interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of operations. The Company adopted SFAS No. 155 on January 1, 2007. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to those of SFAS No. 155, effective January 1, 2008, SFAS No. 159 rather than SFAS No. 155 is applied to the Company’s fair value elections for hybrid financial instruments.

4.	Fair Value Measurement

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1   Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2   Financial assets and financial liabilities whose values are based on the following:

a) Quoted prices for similar assets or liabilities in active markets;
b) Quoted prices for identical or similar assets or liabilities in non-active markets; or
c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3   Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company primarily utilizes independent pricing services to obtain fair values on its portfolio except for 1.4% where unadjusted broker quotes are obtained.

Level 1 Measurements

U.S. government bonds and agencies: U.S. treasuries and agencies are priced using unadjusted quoted market prices for identical assets in active markets.

Common stock; Other: Comprised of actively traded, exchange listed U.S. and international equity securities and valued based on unadjusted quoted prices for identical assets in active markets.

Short-term investments: Comprised of actively traded short-term bonds and money market funds that have daily quoted net asset values for identical assets.

Derivative contracts: Comprised of free-standing exchange listed derivatives that are actively traded and valued based on quoted prices for identical instruments in active markets.

Level 2 Measurements

Obligations of states and political subdivisions: Municipal bonds are valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets.

Corporate securities: Valued based on a multi-dimensional model using multiple observable inputs, such as benchmark yields, reported trades, broker/dealer quotes and issue spreads, for identical or similar assets in active markets.

Redeemable and Non-redeemable preferred stock: Valued based on observable inputs, such as underlying and common stock of same issuer and appropriate spread over a comparable U.S. Treasury security, for identical or similar assets in active markets.

Derivative contracts; Notes payable: Comprised of interest rate swaps that are valued based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract.

Level 3 Measurements

Obligations of states and political subdivisions: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $4.7 million of auction rate securities (“ARS”). ARS are valued based on a discounted cash flow model with certain inputs that are significant to the valuation, but are not market observable.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains (losses) in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$19,672	$-	$-	$19,672
Obligations of states and political subdivisions	-	2,269,668	4,705	2,274,373
Mortgage-backed securities	-	212,801	-	212,801
Corporate securities	-	93,935	-	93,935
Redeemable preferred stock	-	888	-	888
Equity securities:
Common stock:
Public utilities	43,942	-	-	43,942
Banks, trusts and insurance companies	17,275	-	-	17,275
Industrial and other	293,564	-	-	293,564
Non-redeemable preferred stock	-	11,957	-	11,957
Short-term investments	249,516	-	-	249,516
Derivative contracts	973	7,748	-	8,721
Total assets at fair value	$624,942	$2,596,997	$4,705	$3,226,644
Liabilities
Notes payable	-	132,539	-	132,539
Derivative contracts	2,211	-	-	2,211
Other	3,465	-	-	3,465
Total liabilities at fair value	$5,676	$132,539	$-	$138,215

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following table provides a summary of changes in fair value during the three–month and nine-month periods ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008:

Three months ended September 30, 2008
Fixed Maturities
(in thousands)
Fair value at June 30, 2008	$-
Transfers in	4,705
Fair value at September 30, 2008	$4,705

Nine months ended September 30, 2008
Fixed Maturities
(in thousands)
Fair value at December 31, 2007	$-
Transfers in	4,705
Fair value at September 30, 2008	$4,705

There were no purchases, sales or realized gains (losses) associated with Level 3 securities during the three and nine months ended September 30, 2008. The transfer into Level 3 is the result of adverse changes in the observability of significant inputs to the valuation model used.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2007 for federal taxes and 2001 through 2007 for California state taxes.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2008. The Company does not expect any changes in such unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

On July 1, 2008, the California Superior Court ruled in favor of Mercury General Corporation in a case filed against the California Franchise Tax Board (“FTB”) for tax years 1993 through 1996 entitling the Company to a tax refund of $24.5 million, including interest.  The time period for appeal of the decision has passed and the Company received the full amount on August 15, 2008. After providing for federal taxes, the Company recognized a net tax benefit of $17.5 million in the third quarter 2008.

The Company is under examination by the FTB for tax years 2001 through 2004. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company's financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

At September 30, 2008, the Company’s deferred income taxes were in a net asset position, compared to a net liability position at December 31, 2007. The movement to net asset position is due primarily to a decrease in the market value of investment securities. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

7.	Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope of accounting of SFAS No. 133. SFAS No. 161 requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and its related interpretations; and how the instrument affects the entity’s financial position, financial performance, and cash flows. Quantitative disclosures should include information about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral. SFAS No. 161 is effective on January 1, 2009 for the Company. The Company is currently assessing the impact of adopting SFAS No. 161 on its consolidated financial statement disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141R").  SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs  In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  The provisions of SFAS No. 141R will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

8.	Subsequent Event

On October 10, 2008, Mercury Casualty Company, a California corporation (“MCC”), the primary insurance subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aon Corporation, a Delaware corporation, and Aon Services Group, Inc., a Delaware corporation. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2009, MCC anticipates to acquire all of the issued and outstanding capital stock of AIS Management Corporation, a California corporation, which is the parent company of Auto Insurance Specialists, Incorporated, a California corporation (“AIS”). AIS is a major producer of automobile insurance in the state of California and the Company’s largest independent broker producing over $400 million of direct premiums written, which represented approximately 14% of the Company’s direct premiums written during 2007.

The purchase price of $120 million is payable at closing. Additional contingent consideration of up to $34.7 million may be payable over the two-year period following the transaction closing date, depending upon growth in AIS premium volume during the two-year period. The Company intends to finance the acquisition through a bank credit facility.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws.  The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.  These cycles can have a large impact on the ability of the Company to grow and retain business. Additionally, with the adoption of SFAS No. 159, changes in the fair value of the investment portfolio are reflected in the consolidated statement of operations, which may result in volatility of earnings, particularly in times of high volatility in the capital markets.

The Company utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP financial measures, net premiums written, which represents the premiums charged on policies issued during a fiscal period less any reinsurance, and operating income, which represents net income excluding realized investment gains and losses, net of tax. These measures are not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and are reconciled to the most directly comparable GAAP measures, earned premiums and net income, respectively, below in Results of Operations.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer, selling policies through a network of independent producers.  The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. Private passenger automobile lines of insurance accounted for approximately 84% of the Company’s $2,109 million of net written premiums in the first nine months of 2008.

The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). California accounted for approximately 78% and 77% of the Company’s net written premiums during the nine months ended September 30, 2008 and 2007, respectively.

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million. The building will be used to house the Company’s northern California employees when the existing lease expires in January 2009 on the building that they currently occupy. The Company financed the transaction through an $18 million unsecured bank loan. The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points. On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate plus 50 basis points on the loan for a fixed rate of 4.25%. The swap agreement terminates on March 1, 2013.

Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
CA	Financial	2004 to 2007	Fieldwork has been completed. Awaiting final report
CA	Rating & Underwriting	2004 to 2006	Fieldwork has been completed. Awaiting preliminary report
NJ	Market Conduct	Sept 2007 to Aug 2008	Fieldwork begins in November 2008
GA	Financial	2004 to 2006	Fieldwork has been completed. Awaiting final report
OK	Financial	2005 to 2007	Fieldwork began in October 2008
IL	Market Conduct	2007	Report was issued in August 2008

No material findings have been noted in the financial and market conduct examinations above.

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

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return of what it defines as the “risk-free rate” (that is, the average of short, intermediate and long-term T-bill rates) plus six percent and a minimum allowable rate of return of negative 6 percent of surplus. The new regulations also allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance. The comment period ended on November 16, 2007. The California DOI then published proposed amendments to its regulations and held an informal workshop on them on April 7, 2008. On April 29, 2008, the Commissioner issued a new notice reflecting slight modifications to the proposed regulations and superseding the prior version. The proposed changes were approved as emergency regulations by the OAL on May 16, 2008 and became effective as of that date.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC.  Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. The matter is currently in discovery and a hearing before the administrative law judge has been continued and is scheduled to start on March 16, 2009.

The Company is not able to determine the impact of any of the regulatory matters described above. It is possible that the impact of some of the changes could adversely affect the Company and its operating results, however, the ultimate outcome is not expected to be material to the Company’s financial position.

On July 1, 2008, the California Superior Court ruled in favor of Mercury General Corporation in a case filed against the California Franchise Tax Board (“FTB”) for tax years 1993 through 1996 entitling the Company to a tax refund of $24.5 million, including interest.  The time period for appeal of the decision has passed and the Company received the full amount on August 15, 2008. After providing for federal taxes, the Company recognized a net tax benefit of $17.5 million in the third quarter 2008.

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

The Company engages independent actuarial consultants to review the Company’s reserves and to provide the annual actuarial opinions required under state regulatory requirements. The Company does not rely on actuarial consultants for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves internally on a quarterly basis using primarily the incurred loss development, average severity and claim count development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves and at times uses industry claims data as part of its reserve analysis. When deciding which methodologies to use in estimating its reserves, the Company evaluates the credibility of each methodology based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method over the others. While these methodologies are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they generally use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At September 30, 2008, the Company recorded its point estimate of approximately $1,049 million in loss and loss adjustment expense reserves which includes approximately $328 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2008 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2008, the Company reported adverse development of approximately $46 million on the 2007 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2007 totaled approximately $1.1 billion. The loss development included approximately $34 million of negative development from the California operations and approximately $12 million of negative development from the operations outside of California. The negative development from California operations resulted primarily from increases in the personal automobile loss severity estimates for the 2007 and 2006 accident years. The negative development from operations outside of California primarily arose in the state of New Jersey, a state where the Company has had a limited operating history. The development in New Jersey largely resulted from the Personal Injury Protection (“PIP”) coverage and loss adjustment expenses related to handling those PIP claims.

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

Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value under SFAS No. 115, as amended. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159 as of the beginning of 2008. See Notes 2, 3 and 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. Changes in fair value of the investments are reflected in net realized investment gains or losses in the consolidated statements of operations as required under SFAS No. 115, as amended, and SFAS No. 159.

For equity securities, the net loss due to changes in fair value during the first nine months of 2008 was approximately 29.5%. The primary cause of the losses in fair value of equity securities was the overall decline in the stock markets, which saw a decline of approximately 20.7% in the S&P 500 index during the nine months ended September 30, 2008. For fixed maturity securities, the net loss due to changes in fair value was approximately 6.8% for the first nine months of 2008. The Company believes that the primary causes of the majority of the losses in fair value of fixed maturity securities were ongoing downgrades of municipal bond insurers, widening credit spreads, and reduced market liquidity.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. The fair value of over 99% of the financial instruments that the Company holds at September 30, 2008 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument (or a related financial instrument) are used to derive a price without requiring significant judgment.

Certain financial instruments that the Company holds or may acquire may lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques could involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted.

Income Taxes

At September 30, 2008, the Company’s deferred income taxes were in a net asset position, compared to a net liability position at December 31, 2007. The movement to net asset position is due primarily to a decrease in the market value of investment securities. The Company assesses the likelihood that deferred tax assets will be realized and to the extent management believes realization is not likely, a valuation allowance is established. Management’s recoverability assessment is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable income to offset potential future capital losses. In addition, the Company expects to hold certain securities which are currently in loss positions to recovery or maturity. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q and from those that may be expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets, the Company’s success in expanding its business in states outside of California, the Company’s ability to successfully complete its initiative to standardize its policies and procedures nationwide in all of its functional areas, the impact of potential third party “bad-faith” legislation, changes in laws or regulations, the ultimate outcome of tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California, the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business, the investment yields the Company is able to obtain with its investments in comparison to recent yields and the general market risk associated with the Company’s investment portfolio, the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies, uncertainties related to assumptions and projections generally, inflation and changes in economic conditions, including the impact of the current liquidity crisis and economic weakness on the Company's market and investment portfolio, changes in driving patterns and loss trends, acts of war and terrorist activities, court decisions and trends in litigation and health care and auto repair costs, adverse weather conditions or natural disasters in the markets served by the Company, the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives, the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity, and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.  Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Premiums earned in the third quarter of 2008 decreased approximately 7.0% from the corresponding period in 2007. Net premiums written in the third quarter of 2008 decreased approximately 8.4% from the corresponding period in 2007. Net premiums written by the Company’s California operations were $544.3 million in the third quarter of 2008, a 7.4% decrease over the corresponding period in 2007. Net premiums written by the Company’s non-California operations were $150.8 million in the third quarter of 2008, an 11.9% decrease over the corresponding period in 2007. The decrease in net premiums written is primarily due to a small decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented. The following is a reconciliation of total Company net premiums written to net premiums earned for the quarters ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net premiums written	$695,142	$758,849
Decrease (increase) in unearned premiums	1,463	(10,051)
Net premiums earned	$696,605	$748,798

The loss ratio (GAAP basis) in the third quarter (loss and loss adjustment expenses related to premiums earned) was 73.5% in 2008 and 66.5% in 2007. There was negative development of approximately $16 million and $2 million on prior periods’ loss reserves for the quarters ended September 30, 2008 and 2007, respectively. Excluding the effect of prior periods’ loss development, the loss ratio in the third quarter was 71.2% in 2008 and 66.2% in 2007. The increase in the loss ratio excluding the effect of prior periods’ loss development is due to several factors including: higher severity in the California personal and commercial automobile lines of business, which was partially offset by lower frequency; a large commercial property fire loss in California; higher severity on the California homeowners line of business related to several large non-catastrophe fire losses; and a $6 million catastrophe loss from Hurricane Ike.

The expense ratio (GAAP basis) in the third quarter (policy acquisition costs and other expenses related to premiums earned) was 28.5% in 2008 and 27.7% in 2007. The increase in the expense ratio is largely reflective of costs such as payroll and benefits that have not declined in proportion to the decline in premium volumes. In addition, an increase in technology-related expenses and advertising, as well as the establishment of the product management function, contributed to the higher expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 102.0% in the third quarter of 2008 compared with 94.2% in the corresponding period of 2007, which indicates that the Company’s underwriting performance contributed $14.1 million of loss and $43.2 million of income to the Company’s results of operations before income tax benefit and expense for the quarters ended September 30, 2008 and 2007, respectively.

Investment income in the third quarter of 2008 was $38.1 million, compared with $39.2 million in the third quarter of 2007. The after-tax yield on average investments (fixed maturities and equities valued at cost) was constant at 3.9% in the third quarter of 2008 and 2007 on average invested assets of $3.4 billion and $3.5 billion, respectively.

Included in net (loss) income are net realized investment losses, net of tax, of $180.0 million in the third quarter of 2008 compared with net realized investment gains, net of tax, of $1.3 million in the same period in 2007. Net realized investment losses, net of tax, in the third quarter 2008 of $180.0 million includes losses, net of tax, of $165.1 million due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159.  These losses, primarily in fixed maturity securities, arise from the market value declines on the Company’s holdings during the third quarter of 2008 resulting from ongoing downgrades of municipal bond insurers, widening credit spreads, and the lack of liquidity in the market.

Income tax benefit in the third quarter of 2008 was $112.8 million compared with income tax expense of $20.4 million in the corresponding period of 2007. Investment losses had a significant impact on the 2008 effective tax rate. Additionally, the Company recorded a net tax benefit of $17.5 million for a California franchise tax refund received in the third quarter of 2008. Excluding these factors, the effective tax rate in the third quarter of 2008 is 7% compared to 24% in the corresponding period of 2007. The lower adjusted effective tax rate in 2008 compared to 2007 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Operating income for the third quarter of 2008 was $39.5 million, down 36% from the prior year quarter largely due to a decrease in premiums earned reflecting the continuing soft market conditions, higher losses as a result of inflation and higher other operating expenses, leading to a higher combined ratio. In addition, a decrease in net investment income resulting from lower invested assets contributed to the decrease in operating income. Partially offsetting this was a $17.5 million net tax benefit realized from the tax case victory over the California FTB.

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

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Operating income	$39,493	$61,946
Net realized investment (losses) gains, net of tax	(180,032)	1,332
Net (loss) income	$(140,539)	$63,278

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Premiums earned in the nine months ended September 30, 2008 decreased approximately 5.8% from the corresponding period in 2007. Net premiums written in the nine months ended September 30, 2008 decreased approximately 7.6% from the corresponding period in 2007. Net premiums written by the Company’s California operations were $1.7 billion in the first nine months of 2008, a 5.8% decrease over the corresponding period in 2007. Net premiums written by the Company’s non-California operations were $453.4 million in the first nine months of 2008, a 13.7% decrease over the corresponding period in 2007. The decrease in net premiums written is primarily due to a small decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total Company net premiums written to net premiums earned for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net premiums written	$2,108,585	$2,282,126
Decrease (increase) in unearned premiums	20,140	(23,500)
Net premiums earned	$2,128,725	$2,258,626

The loss ratio (GAAP basis) in the first nine months (loss and loss adjustment expenses related to premiums earned) was 69.7% in 2008 and 66.9% in 2007. There was negative development of approximately $46 million and $16 million on prior accident years’ loss reserves for the nine months ended September 30, 2008 and 2007, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio in the first nine months was 67.5% in 2008 and 66.2% in 2007. The slight increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher severity, which was partially offset by lower frequency, in the California automobile lines of business.

The expense ratio (GAAP basis) in the first nine months of 2008 (policy acquisition costs and other operating expenses related to premiums earned) was 28.4% compared to 27.3% in the corresponding period of 2007. The increase in the expense ratio largely reflects costs such as payroll and benefits that have not declined in proportion to the decline in premium volumes. In addition, an increase in technology-related expenses and advertising, as well as the establishment of the product management function, contributed to the higher expense ratio.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio of losses and expenses (GAAP basis) was 98.1% in the first nine months of 2008 compared with 94.2% in the corresponding period of 2007, which indicates that the Company’s underwriting performance contributed $40.0 million and $130.0 million to the Company’s results of operations before income tax benefit and expense for the nine months ended September 30, 2008 and 2007, respectively.

Investment income for the first nine months of 2008 was $116.4 million, compared with $122.2 million in the first nine months of 2007. The after-tax yield on average investments (fixed maturities and equities valued at cost) was 3.9% in the first nine months of 2008 compared to 4.0% in the corresponding period of 2007 on average invested assets of $3.5 billion for each period. The slight decrease in after-tax yield is due to a decrease in short-term interest rates.

Included in net (loss) income are net realized investment losses, net of tax, of $216.2 million in the first nine months of 2008 compared with net realized investment gains, net of tax, of $7.1 million in the same period in 2007. Net realized investment losses, net of tax, of $216.2 million in the first nine months of 2008 includes losses, net of tax, of $211.1 million due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159. These losses, primarily in fixed maturity securities, arise from the market value declines on the Company’s holdings during the third quarter of 2008 resulting from ongoing downgrades of municipal bond insurers, widening credit spreads, economic downturn impacting municipalities and the lack of liquidity in the market.

Income tax benefit for the first nine months of 2008 was $102.4 million compared with income tax expense of $67.1 million in the corresponding period of 2007. Investment losses had a significant impact on the 2008 effective tax rate. Additionally, the Company recorded a net tax benefit of $17.5 million for a California franchise tax refund received in the third quarter of 2008. Excluding these factors, the effective tax rate for the first nine months of 2008 is 20% compared to 25% in the corresponding period of 2007. The lower adjusted effective tax rate in 2008 compared to 2007 is primarily attributable to an increased proportion of tax exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Operating income for the first nine months of 2008 was $142.4 million, down 23.5% from the corresponding prior year period largely due to a decrease in premiums earned reflecting the continuing soft market conditions, higher losses as a result of inflation and higher other operating expenses, leading to a higher combined ratio. In addition, a decrease in net investment income resulting from lower investment yields and lower invested assets contributed to the decrease in operating income. Partially offsetting this was a $17.5 million net tax benefit realized from the tax case victory over the California FTB.

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

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Operating income	$142,425	$186,093
Net realized investment (losses) gains, net of tax	(216,199)	7,147
Net (loss) income	$(73,774)	$193,240

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2008 was $72.6 million, a decrease of $133.8 million over the same period in 2007. This decrease was primarily due to lower premiums collected during the first nine months of 2008 coupled with higher losses and loss adjustment expenses paid compared with the same period in 2007. The Company has utilized the cash provided from operating activities primarily for its investment in fixed maturity and equity securities, the purchase and development of information technology, and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $607.9 million year to date were reinvested, mostly in highly-rated fixed maturity securities.

The Company has entered into an agreement to purchase AIS, which will require $120 million in the first quarter of 2009. The Company is currently in negotiation with a bank for a $120 million credit facility to finance the AIS acquisition. In addition, the Company may be required to pay up to $34.7 million over the next two years as additional consideration for the AIS acquisition. The Company plans to fund that portion from cash on hand and cash flow from operations.

The Company’s cash and short-term investment portfolio totaled $283.3 million at September 30, 2008. Together with cash flows from operations, the Company believes that such liquid assets are adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

The following table sets forth the composition of the total investment portfolio of the Company as of September 30, 2008:

Fair Value
(in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$19,672
States, municipalities and political subdivisions	2,274,373
Mortgage-backed securities	212,801
Corporate securities	93,935
Redeemable preferred stock	888
2,601,669
Equity securities:
Common Stock:
Public utilities	43,942
Banks, trusts and insurance companies	17,275
Industrial and other	293,564
Non-redeemable preferred stock	11,957
366,738
Short-term cash investments	249,516
Total investments	$3,217,923

From the second half of 2007 through the first half of 2008, the investment markets experienced substantial volatility due to uncertainty in the credit markets. In the third quarter of 2008 and continuing into October 2008, this uncertainty developed into a credit crisis that led to extreme volatility in the capital markets, a widening of credit spreads beyond historic norms and a significant decline in asset values across most asset categories. Consequently, during the first nine months of 2008, the Company recognized approximately $332.6 million in net realized investment losses. Included in this loss is $328.6 million related to the change in fair value of the total investment portfolio. As a result of the adoption of SFAS No. 159 on January 1, 2008, change in unrealized gains and losses on all investments are recorded as realized gains and losses on the statements of operations.

At September 30, 2008, the average rating of the $2,601.7 million bond portfolio at fair value was AA, unchanged from December 31, 2007. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2008, bond holdings rated below investment grade totaled $36.6 million at fair value representing approximately 1.1% of total investments. This compares to approximately $47.7 million at fair value representing approximately 1.3% of total investments at December 31, 2007.

The entire CMO portfolio consisted of loans to prime borrowers except for approximately $17 million and $20 million, at fair value, of Alt-A CMO’s at September 30, 2008 and December 31, 2007, respectively. Alt-A mortgages are generally home loans made to individuals that have credit scores as high as prime borrowers, but provide less documentation of their finances on their credit applications. The average rating of the Company’s  Alt-A CMO’s is AA+ and the average rating of the entire CMO portfolio is AAA. The valuation of these securities is based on Level 2 inputs that can be observed in the market.

The Company had approximately $2,274.4 million at fair value ($2,408.9 million at amortized cost) in municipal bonds at September 30, 2008, which represented approximately 66% of net losses held in the portfolio. Approximately half of the municipal bonds do not carry insurance from bond insurers and have an average rating of AA. The other half of the municipal bond positions are insured by bond insurers. The following bond insurers each insured more than one percent of the Company’s municipal bond portfolio at September 30, 2008: MBIA: 17.3%, FSA: 9.3%, FGIC: 10.2%, AMBAC: 9.1%, and XLCA: 1.7%.

For insured municipal bonds that have underlying ratings, the average underlying rating was A+. There was also approximately $158 million of insured municipal bonds that carried no official underlying rating. The Company considers municipal bonds that carry no underlying rating as being investment grade since it is an underwriting policy of the “AAA” mono-line insurers that the issuer qualifies as an investment grade credit in order to receive the bond insurer’s rating. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity, avoiding forced sales, prior to maturity, of bonds that have declined in market value due to the bond insurers’ rating downgrades.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. Included in the equity portfolio was $14.3 million of preferred stock from Fannie Mae and Lehman Brothers that was written down during the third quarter of 2008.  At September 30, 2008, short-term cash investments consisted of highly rated short duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to statutory policyholders' surplus should not exceed 3 to 1. Based on the combined surplus of all of the licensed insurance subsidiaries of $1.6 billion at September 30, 2008 and net written premiums for the twelve months ended on that date of $2.8 billion, the ratio of writings to surplus was approximately 1.7 to 1.

The Company’s book value per share at September 30, 2008 was $30.95 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to various market risk exposures including interest rate risk and equity price risk. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

The Company invests its assets primarily in fixed maturity investments, which at September 30, 2008 comprised approximately 81% of total investments at fair value. Tax-exempt bonds represent approximately 87% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds. Equity securities account for approximately 11% of total investments at fair value. The remaining 8% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the bond portfolio is 7.0 years at September 30, 2008 compared to 4.4 years at December 31, 2007. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the bond portfolio at September 30, 2008 would decrease by approximately $182 million.

At September 30, 2008, the Company’s primary objective for common equity investments is current income with a secondary objective of capital appreciation. The fair value of the equity investment consists of $354.8 million in common stocks and $12.0 million in non-sinking fund preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market.

The common equity portfolio represents approximately 11% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.05. Based on a hypothetical 20% or 40% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $75 million or $150 million, respectively.

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

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments alleging that they systematically undervalue medical payment claims to the detriment of insureds. The Plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims. The Plaintiff sought class action certification of all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The Court certified the class on January 11, 2007. The Company appealed the class certification ruling, and the Court of Appeal stayed the case pending their review. The Company and the Plaintiff have subsequently agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. The settlement was approved by the Court on April 24, 2008, subject to class members’ ability to object.  Class member objections were due by August 5, 2008. No objections to the class settlement were filed. The final approval hearing has been continued to December 8, 2008.  The ultimate outcome of this matter is not expected to be material to the Company’s operations or financial position.

On March 28, 2006, the SBE upheld Notices of Proposed Assessments issued against the Company for tax years 1993 through 1996 in which the FTB disallowed a portion of the Company’s expenses related to management services provided to its insurance company subsidiaries. As a result of this ruling, the Company recorded an income tax charge (including penalties and interest) of approximately $15 million, after federal tax benefit, in the first quarter of 2006. On April 24, 2007, the Company filed a complaint in the Superior Court for the City and County of San Francisco challenging the SBE decision and seeking recovery of the taxes, penalties and interest paid by the Company as a result of the SBE decision.  On July 1, 2008, the California Superior Court ruled in favor of Mercury General Corporation in a case filed against the FTB entitling the Company to a tax refund of $24.5 million, including interest. The time period for appeal of the decision has passed and the Company received the full amount on August 15, 2008. After providing for federal taxes, the Company recognized a net tax benefit of $17.5 million in the third quarter 2008.

Item 1A.	Risk Factors

The Company’s business, operations, and financial position are subject to various risks. These risks are described elsewhere in this report and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 have not changed in any material respect, except as noted below.

General economic conditions may affect the Company’s revenue and profitability and harm its business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead the Company’s customers to cancel insurance policies, modify coverage or not renew with the Company, and the Company’s premium revenue could be adversely affected. Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they fall due, and as a result, the Company’s reserves and write-offs could increase. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

Continued deterioration in the public debt and equity markets could lead to additional investment losses and materially and adversely affect the Company’s business.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant losses in the Company’s investment portfolio. For the quarter and nine month periods ended September 30, 2008, the Company incurred substantial realized investment losses, as described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Financial Information of this Quarterly Report on Form 10-Q. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, the Company may incur substantial additional losses in future periods, which could have a material adverse impact on its results of operations, equity, business and insurer financial strength and debt ratings.

Funding for the Company’s future growth may depend upon obtaining new financing, which may be difficult to obtain given prevalent economic conditions and the general credit crisis.

To accommodate the Company’s expected future growth, the Company may require funding in addition to cash provided from current operations.  The Company’s ability to obtain financing may be constrained by current economic conditions affecting global financial markets.  Specifically, the recent credit crisis and other related trends affecting the banking industry have caused significant operating losses and bankruptcies throughout the banking industry. Many lenders and institutional investors have ceased funding even the most credit-worthy borrowers. If the Company is unable to obtain necessary financing, it may be unable to take advantage of opportunities with potential business partners or new products or to otherwise expand its business as planned.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

2.1
Stock Purchase Agreement, dated as of October 10, 2008, by and among Aon Corporation, a Delaware corporation, Aon Services Group, Inc., a Delaware corporation, and Mercury Casualty Company, a California corporation

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

MERCURY GENERAL CORPORATION

Date: November 7, 2008	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer