Form 10-K
period 2008-12-31
MERCURY GENERAL CORP
filed 2009-03-02
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2008 was approximately $1,245,000,000 (based upon the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 17, 2009, the Registrant had issued and outstanding an aggregate of 54,769,713 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of the Registrant to be held on May 13, 2009 are incorporated herein by reference into Part III hereof.

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are engaged primarily in writing automobile insurance in a number of states, principally California.  The Company also writes homeowners, mechanical breakdown, commercial and dwelling fire, and commercial property insurance.  The direct premiums written during 2008 by state and line of business were:

	Year ended December 31, 2008
	(Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$1,842,129	$72,050	$204,027	$52,993	$2,171,199	78.9%
Florida	145,952	16,272	15,892	8,921	187,037	6.8%
New Jersey	84,028	-	-	304	84,332	3.1%
Texas	74,690	9,995	1,473	17,368	103,526	3.8%
Other states	157,438	8,826	12,641	26,895	205,800	7.5%
Total	$2,304,237	$107,143	$234,033	$106,481	$2,751,894	100.0%
	83.7%	3.9%	8.5%	3.9%	100.0%

The Company offers automobile policyholders the following types of coverage: bodily injury liability, underinsured and uninsured motorist, personal injury protection, property damage liability, comprehensive, collision and other hazards. The Company’s published maximum limits of liability for private passenger automobile insurance are, for bodily injury, $250,000 per person and $500,000 per accident and, for property damage, $250,000 per accident.  Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile program.  However, under the majority of the Company’s automobile policies, the limits of liability are equal to or less than $100,000 per person and $300,000 per accident for bodily injury and $50,000 per accident for property damage.

The principal executive offices of Mercury General are located in Los Angeles, California.  The home office of its California insurance subsidiaries and the Company’s computer and operations center is located in Brea, California.  The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support the Company’s California operations and future expansion, and office buildings located in St. Petersburg, Florida and in Oklahoma City, Oklahoma, which house employees of the Company and several third party tenants.  The Company maintains branch offices in a number of locations in California as well as branch offices in Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Houston and San Antonio, Texas.  The Company has approximately 5,000 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com.  The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document.  The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC.  In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors.  Including MCC, Mercury General has eighteen subsidiaries.  The Company’s insurance operations are conducted through the following insurance subsidiaries:

Insurance Companies	Date Formed or Acquired	A.M. Best Ratings	Primary States
Mercury Casualty Company ("MCC")	January 1961	A+	CA, AZ, FL, NV, NY, VA
Mercury Insurance Company ("MIC")	November 1972	A+	CA
California Automobile Insurance Company ("CAIC")	June 1975	A+	CA
California General Underwriters Insurance Company ("CGU")	April 1985	Non rated	CA
Mercury Insurance Company of Illinois ("MIC IL")	August 1989	A+	IL
Mercury Insurance Company of Georgia ("MIC GA")	March 1989	A+	GA
Mercury Indemnity Company of Georgia ("MID GA")	November 1991	A+	GA
Mercury National Insurance Company ("MNIC")	December 1991	A+	IL, MA
American Mercury Insurance Company ("AMI")	December 1996	A-	OK, FL, GA, TX
American Mercury Lloyds Insurance Company ("AML")	December 1996	A-	TX
Mercury County Mutual Insurance Company ("MCM")	September 2000	A-	TX
Mercury Insurance Company of Florida ("MIC FL")	August 2001	A+	FL, PA
Mercury Indemnity Company of America ("MIDAM")	August 2001	A+	NJ

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc. ("MSMC")	August 1997	AML's attorney-in-fact
American Mercury MGA, Inc. ("AMMGA")	August 1997	General agent
Concord Insurance Services, Inc. ("Concord")	October 1999	Inactive insurance agent since 2006
Mercury Insurance Services, LLC ("MIS LLC")	November 2000	Management services to subsidiaries
Mercury Group, Inc. ("MGI")	July 2001	Inactive insurance agent since 2007

           Mercury General and its subsidiaries are referred to collectively as the “Company” unless the context indicates otherwise.  All of the subsidiaries as a group, excluding MSMC, AMMGA, Concord, MIS LLC and MGI, are referred to as the “Insurance Companies.” The term “California Companies” refers to MCC, MIC, CAIC and CGU.

On October 10, 2008, MCC entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aon Corporation, a Delaware corporation, and Aon Services Group, Inc., a Delaware corporation.  Pursuant to the terms of the Purchase Agreement effective January 1, 2009, MCC acquired all of the membership interest of AIS Management LLC, a California limited liability company, which is the parent company of Auto Insurance Specialists, LLC (“AIS”) and PoliSeek AIS Insurance Solutions, Inc.

Production and Servicing of Business

The Company sells its policies through approximately 4,700 independent agents and brokers, of which approximately 1,000 are located in each of California and Florida.  The remainder are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada and Michigan.  Over half of the agents in California have represented the Company for more than ten years.  The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company.

No agent or broker accounted for more than 2% of direct premiums written except for AIS that produced approximately 15%, 14% and 13% during 2008, 2007, and 2006, respectively, of the Company’s direct premiums written.

The Company believes that it compensates its agents and brokers above the industry average.  During 2008, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, newspaper, internet and direct mailing media to provide the best coverage available within targeted media markets.  While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate.  During 2008, net advertising expenditures were $26 million.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Departments of Insurance (“DOI”) or similar governmental agencies of the applicable states.  Automobile insurance rates on voluntary business in California are subject to prior approval by the California DOI. The Company uses its own extensive database to establish rates and classifications.  Automobile liability insurers in California are also required to sell insurance to a proportionate number of drivers applying for placement as “assigned risks” based on the insurer’s share of the California automobile casualty insurance market. The California DOI has rating factor regulations in effect that influence the weight the Company ascribes to various classifications of data.  See “Regulation.”

At December 31, 2008, “good drivers” (as defined by the California Insurance Code) accounted for approximately 80% of all voluntary private passenger automobile policies in force in California, while higher risk categories accounted for approximately 20%.  The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.  The Company also offers homeowners, commercial property and commercial automobile and mechanical breakdown insurance in California.

In states outside of California, the Company offers standard, non-standard and preferred private passenger automobile insurance.  Private passenger automobile policies in force for non-California operations represented approximately 20% of total private passenger automobile policies in force at December 31, 2008.  In addition, the Company offers mechanical breakdown insurance in many states outside of California and homeowners insurance in Florida, Illinois, Oklahoma, New York, Georgia, and Texas.

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

The Company’s ultimate liability may be greater or less than reported loss reserves.  Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques.  The Company does not discount to a present value that portion of its loss reserves expected to be paid in future periods.  The Tax Reform Act of 1986, however, requires the Company to discount loss reserves for Federal income tax purposes.

For a reconciliation of beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance deductions, as reflected on the Company’s consolidated financial statements for the periods indicated, see Note 7 of Notes to Consolidated Financial Statements.

During 2008, the Company experienced pre-tax losses of approximately $20 million in the fourth quarter from Southern California fire storms and approximately $6 million in the third quarter from Hurricane Ike in Texas.

The difference between the reserves reported in the Company’s consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and those reported in the statements filed with the DOI in accordance with statutory accounting principles (“SAP”) is shown in the following table:

	December 31,
	2008	2007	2006
	(Amounts in thousands)
Reserves reported on a SAP basis	$1,127,779	$1,099,458	$1,082,393
Reinsurance recoverable	5,729	4,457	6,429
Reserves reported on a GAAP basis	$1,133,508	$1,103,915	$1,088,822

Under SAP, reserves are stated net of reinsurance recoverable whereas under GAAP, reserves are stated gross of reinsurance recoverable.

The following table presents the development of loss reserves for the period 1998 through 2008.  The top line of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years.  This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not yet reported to the Company.  The upper portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability.  The middle portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year.  Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows the redundancy (deficiency) that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2008.

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
	December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Amounts in thousands)
Net reserves for losses and
loss adjustment
expenses	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779

Paid (cumulative) as of:
One year later	263,805	294,615	321,643	360,781	438,126	461,649	525,125	632,905	674,345	715,846
Two years later	366,908	403,378	431,498	491,243	591,054	628,280	748,255	891,928	975,086
Three years later	395,574	429,787	462,391	528,052	637,555	714,763	851,590	1,027,781
Four years later	402,000	439,351	476,072	538,276	655,169	740,534	893,436
Five years later	405,910	446,223	478,158	545,110	664,051	750,927
Six years later	409,853	445,892	481,775	549,593	667,277
Seven years later	408,138	446,489	484,149	550,768
Eight years later	408,321	446,777	485,600
Nine years later	408,567	447,654
Ten years later	408,672
Net reserves re-estimated as of:
One year later	393,603	442,437	480,732	542,775	668,954	728,213	840,090	1,026,923	1,101,917	1,188,100
Two years later	407,047	449,094	481,196	549,262	660,705	717,289	869,344	1,047,067	1,173,753
Three years later	410,754	446,242	483,382	546,667	662,918	745,744	894,063	1,091,131
Four years later	409,744	449,325	482,905	545,518	666,825	750,859	910,171
Five years later	410,982	448,813	480,740	550,123	668,318	755,970
Six years later	411,046	447,225	483,392	551,402	669,499
Seven years later	408,857	447,362	485,328	551,745
Eight years later	409,007	447,272	486,078
Nine years later	408,942	447,976
Ten years later	408,972
Net cumulative redundancy
(deficiency)	$(23,156)	$(29,176)	$(22,275)	$(35,153)	$(4,610)	$30,186	$(23,564)	$(85,497)	$(91,360)	$(88,642)

Gross liability-end of year	$405,976	$434,843	$492,220	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508
Reinsurance recoverable	(20,160)	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)
Net liability-end of year	$385,816	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779

Gross re-estimated liability-latest	$440,039	$474,642	$525,737	$581,501	$695,729	$785,216	$937,357	$1,120,245	$1,190,483	$1,199,836
Re-estimated recoverable-latest	(31,068)	(26,666)	(39,659)	(29,756)	(26,230)	(29,246)	(27,187)	(29,114)	(16,730)	(11,735)
Net re-estimated liability-latest	$408,972	$447,976	$486,078	$551,745	$669,499	$755,970	$910,171	$1,091,131	$1,173,753	$1,188,100

Gross cumulative
redundancy (deficiency)	$(34,063)	$(39,799)	$(33,517)	$(46,575)	$(16,458)	$12,711	$(36,613)	$(97,642)	$(101,661)	$(95,921)

For the years 2005 through 2007, the Company experienced negative development on loss reserves ranging from $85 million to $91 million.  The negative development from these years relates primarily to increases in loss severity estimates and defense and cost containment expense estimates for the California Bodily Injury coverage as well as increases in the provision for losses in New Jersey.  See “Critical Accounting Estimates-Reserves” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For 2004, the negative development relates to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey.  In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California and New Jersey automobile lines of business contributed to the deficiencies.

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

Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy.  Underwriting expenses on a statutory basis are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period.  The statutory underwriting profit margin is the extent to which the combined loss and underwriting expense ratios are less than 100%.  The Insurance Companies’ loss ratio, expense ratio and combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table.  The Insurance Companies’ ratios include lines of insurance other than private passenger automobile.  Since these other lines represent only 16.3% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year ended December 31,
	2008		2007	2006	2005	2004
Loss Ratio	73.3%		68.0%	67.4%	65.4%	62.6%
Expense Ratio	28.5%		27.1%	27.1%	26.5%	26.4%
Combined Ratio	101.8%		95.1%	94.5%	91.9%	89.0%
Industry combined ratio (all writers) (1)	98.5	% (2)	98.3%	95.5%	95.1%	94.4%
Industry combined ratio (excluding direct writers) (1)	N/A		96.2%	94.7%	94.5%	93.9%

(1)       Source: A.M. Best, Aggregates & Averages (2005 through 2008), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)          Source:  A.M. Best, “2009 Special Report U.S. Property/Causality-Review & Preview, February 9, 2009”
(N/A)     Not available.

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

	Year ended December 31,
	2008	2007	2006	2005	2004
Loss Ratio	73.3%	68.0%	67.4%	65.4%	62.6%
Expense Ratio	28.5%	27.4%	27.6%	27.0%	26.6%
Combined Ratio	101.8%	95.4%	95.0%	92.4%	89.2%

Premiums to Surplus Ratio

The following table reflects, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus.  Widely recognized guidelines established by the National Association of Insurance Commissioners (“NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except ratios)
Net premiums written	$2,750,226	$2,982,024	$3,044,774	$2,950,523	$2,646,704
Policyholders' surplus	$1,371,095	$1,721,827	$1,579,248	$1,487,574	$1,361,072
Ratio	2.0 to 1	1.7 to 1	1.9 to 1	2.0 to 1	1.9 to 1

Risk-Based Capital

The NAIC employs a risk-based capital formula for casualty insurance companies that establishes recommended minimum capital requirements for casualty companies.  The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.  Based on the formula adopted by the NAIC, the Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2008.  As of such date, each of the Insurance Companies’ policyholders’ surplus exceeded the highest level of minimum required capital.

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

• Fixed maturities securities are reported at fair value, rather than at amortized cost, or the lower of amortized cost or fair value, depending on the specific type of security, as required by SAP.

• The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.  Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to statutory surplus as regards policyholders, as required by SAP.  Admittance testing under SAP may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets.  Under GAAP, a valuation allowance may be recorded against the deferred tax assets and reflected as an expense.

• Certain assessments paid to regulatory agencies that are recoverable from policy holders in future periods are expensed whereas these amounts are recorded as receivables under SAP.

Investments and Investment Results

General

The Company’s investments are directed by the Company’s Chief Investment Officer under the supervision of the Company’s Board of Directors.  The Company follows an investment policy that is regularly reviewed and revised.  The Company’s policy emphasizes investment grade, fixed income securities and maximization of after-tax yields and places certain restrictions to limit portfolio concentrations and market exposure.  Sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions.  Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management.  Changes in loss experience, growth rates and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds and equities in order to maximize after-tax yield.  The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses.  At December 31, 2008, the Company had available tax gains carried forward of approximately $43 million.

Investment Portfolio

The following table sets forth the composition of the Company’s investment portfolio:

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts in thousands)
Taxable bonds	$313,218	$286,441	$440,028	$437,838	$583,602	$577,575
Tax-exempt state and municipal bonds	2,360,874	2,179,178	2,418,348	2,447,851	2,264,321	2,317,646
Redeemable fund preferred stocks	54,379	16,054	2,079	2,071	3,792	3,766
Total fixed maturities	2,728,471	2,481,673	2,860,455	2,887,760	2,851,715	2,898,987
Equity investments including
non-redeemable preferred stocks	403,773	247,391	330,995	428,237	258,310	318,449
Short-term investments	208,278	204,756	272,678	272,678	282,302	282,302
Total investments	$3,340,522	$2,933,820	$3,464,128	$3,588,675	$3,392,327	$3,499,738

The Company continually evaluates the recoverability of its investment holdings.  Prior to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115” (“SFAS No. 159”), when a decline in value of fixed maturities or equity securities was considered other than temporary, the Company wrote the security down to fair value by recognizing a loss in the consolidated statement of operations. Declines in value considered to be temporary were charged as unrealized losses to shareholders’ equity as a reduction of accumulated other comprehensive income.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 2 of Notes to Consolidated Financial Statements.

At December 31, 2008, approximately 74% of the Company’s total investment portfolio at fair value and 88% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds.  Shorter duration sinking fund preferred stocks and collateralized mortgage obligations together represented 7.5% of the Company’s total investment portfolio at fair value.  The weighted average Standard & Poor’s, Moody’s and Fitch’s rating of the Company’s bond holdings was AA at December 31, 2008.  Holdings of lower than investment grade bonds and non rated bonds constituted approximately 1.9% and 1.7%, respectively, of total invested assets at fair value.

The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term investments, was 13.9 years at December 31, 2008, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds.  The call-adjusted average maturity of the overall bond portfolio was approximately 10.8 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity.  The modified duration of the overall bond portfolio reflecting anticipated early calls was 7.2 years at December 31, 2008, including collateralized mortgage obligations with modified durations of approximately 1.7 years and short-term investments that carry no duration.  Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Because it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.  The longer the duration, the greater the price volatility in relation to changes in interest rates.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Investment Results

The following table summarizes the investment results of the Company for the most recent five years:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands)
Average invested assets (includes short-term
investments) (1)	$3,452,803	$3,468,399	$3,325,435	$3,058,110	$2,662,224
Net investment income:
Before income taxes	151,280	158,911	151,099	122,582	109,681
After income taxes	133,721	137,777	127,741	105,724	95,897
Average annual yield on investments:
Before income taxes	4.4%	4.6%	4.5%	4.0%	4.1%
After income taxes	3.9%	4.0%	3.8%	3.5%	3.6%
Net realized investment (losses) gains after
income taxes (2)	(357,838)	13,525	10,033	10,504	16,292
Net increase (decrease) in unrealized gains/
losses on investments after income
taxes (3)	$-	$10,905	$3,103	$(14,000)	$(4,284)

(1) Fixed maturities at amortized cost, and equities and short-term investments at cost before write-downs.
(2) Includes investment impairment write-down, net of tax benefit, of $14.7 million in 2007, $1.3 million in 2006, $1.4 million in 2005 and $0.6 million in 2004.  2007 also includes $1.3 million gain, net of tax, and $0.9 million loss, net of tax benefit, related to the change in the fair value of trading securities and hybrid financial instruments, respectively.
(3) Effective January 1, 2008, the Company adopted SFAS No. 159.  The losses and gains due to changes in fair value for items measured at fair value pursuant to election of the fair value option were included in net realized investment losses and gains.

Competitive Conditions

The property and casualty insurance industry is highly competitive and consists of a large number of multi-state competitors offering automobile, homeowners, commercial property insurance, and other lines.  Many of the Company’s competitors have larger volumes of business and greater financial resources than those of the Company.  Based on the most recent regularly published statistical compilations of premiums written in 2007, the Company was the third largest writer of private passenger automobile insurance in California and the fourteenth largest in the United States.  Competitors with greater market share in California sell insurance through exclusive agents, rather than through independent agents and brokers.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”).  In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry began experiencing declining profitability in 2007 and 2008.

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

All rates charged by private passenger automobile insurers in California are subject to the prior approval of the California DOI.  See “Regulation—Department of Insurance Oversight.”

The Company encounters similar competition in each state outside California and line of business in which it operates.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $47 million in excess of $10 million per occurrence based on the latest information provided by FHCF.  The coverage is expected to change when new information is available later in 2009.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks with the California Earthquake Authority (the “CEA”).  See “Regulation—Insurance Assessments.”  Although the Company’s catastrophe exposure to earthquakes has been reduced, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company carries a commercial umbrella reinsurance treaty and seeks facultative arrangements for large property risks. In addition, the Company has other reinsurance in force that is not material to the consolidated financial statements. If any reinsurers are unable to perform their obligations under a reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its insured in their entirety.

Regulation

The Company is subject to significant regulation and supervision by the DOI of each state in which the Company operates.

Department of Insurance Oversight

The powers of the DOI in each state primarily include the prior approval of insurance rates and rating factors, the establishment of capital and surplus requirements and solvency standards, and restrictions on dividend payments and transactions with affiliates.  DOI regulations and supervision are designed principally to benefit policyholders rather than shareholders.

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

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of insurance companies domiciled in their states.

Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing and other practices.

The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
CA	Financial	2004 to 2007	Report was issued in January 2009
CA	Rating & Underwriting	2004 to 2006	Field work has been completed. Awaiting final report.
NJ	Market Conduct	Sept 2007 to Aug 2008	Fieldwork began in November 2008
GA	Financial	2004 to 2006	Report was issued in October 2008
OK	Financial	2005 to 2007	Fieldwork began in October 2008
IL	Market Conduct	2007	Report was issued in August 2008

No material findings have been noted in any of these examinations.

For discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company.  The Company retains its own legislative advocates in California.  The Company made financial contributions of $354,450 and $463,985 to officeholders and candidates in 2008 and 2007, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers.  Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line.  These assessments are limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders the year after the assessment.  The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations.

During 2008, the Company paid approximately $1.9 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of business.  As permitted by state law, the New Jersey assessments paid during 2008 are recoupable through a surcharge to policyholders.  During 2008, the Company continued to recoup these assessments and will continue recouping them in 2009.  It is possible that there will be additional assessments in 2009.  Under GAAP, these recoverable assessments of $5.2 million have been expensed as other operating expenses in the consolidated statements of operations.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policy through the CEA.  The Company receives a small fee for placing business with the CEA, which was recorded as other income in the consolidated statements of operations.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses.  These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment.  Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 26, 2008, was approximately $74 million.

Holding Company Act

The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”).  The California DOI may examine the affairs of each of the California Companies at any time.  The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System.  Certain transactions and dividends defined to be of an “extraordinary” type may not be affected if the California DOI disapproves the transaction within 30 days after notice.  Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the insurer’s policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Company’s admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.  An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment.  There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends.  As of December 31, 2008, the Insurance Companies are permitted to pay, without extraordinary DOI approval, $136.7 million in dividends, of which $115.7 million is payable from the California Companies.

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

Assigned Risks

Automobile liability insurers in California are required to sell bodily injury liability, property damage liability, medical expense and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.”  Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market.  In 2008, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned.  The Company attributes the low level of assignments to the competitive voluntary market.  Many of the other states in which the Company conducts business offer programs similar to that of California.  These programs are not a significant contributor to the business written in those states.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers of the Company as of February 15, 2009:

Name	Age	Position
George Joseph	87	Chairman of the Board
Gabriel Tirador	44	President and Chief Executive Officer
Allan Lubitz	50	Senior Vice President and Chief Information Officer
Joanna Y. Moore	53	Senior Vice President and Chief Claims Officer
Bruce E. Norman	60	Senior Vice President - Marketing
John Sutton	61	Senior Vice President - Customer Service
Ronald Deep	53	Vice President -South East Region
Christopher Graves	43	Vice President and Chief Investment Officer
Robert Houlihan	52	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	62	Vice President - Underwriting
Theodore R. Stalick	45	Vice President and Chief Financial Officer
Charles Toney	47	Vice President and Chief Actuary
Judy A. Walters	62	Vice President - Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through December 2006.  Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

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

Ms. Walters, Vice President-Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982.  Ms. Walters was named Vice President - Corporate Affairs in 1998.

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

The Company’s financial condition, liquidity and results of operations depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including, without limitation:

• availability of sufficient reliable data;
• incorrect or incomplete analysis of available data;
• uncertainties inherent in estimates and assumptions, generally;
• selection and application of appropriate rating formulae or other pricing methodologies;
• successful innovation of new pricing strategies;
• recognition of changes in trends and in the projected severity and frequency of losses;
• the Company’s ability to forecast renewals of existing policies accurately;
• unanticipated court decisions, legislation or regulatory action;
• ongoing changes in the Company’s claim settlement practices;
• changes in operating expenses;
• changing driving patterns;
• extra-contractual liability arising from bad faith claims;
• weather catastrophes;
• unexpected medical inflation; and
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

For the year ended December 31, 2008, the Company generated approximately 79.4% of its direct automobile insurance premiums written in California, 6.7% in Florida and 3.5% in New Jersey.  The Company’s financial results are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

Acquired companies can be difficult to integrate, disrupt the Company’s business and adversely affect its operating results. The benefits anticipated in an acquisition may not be realized in the manner anticipated.

Effective January 1, 2009, the Company acquired all of the issued and outstanding membership interests of AIS Management, LLC, which is the parent company of Auto Insurance Specialists, LLC, and PoliSeek AIS Insurance Solutions, Inc. with the expectation that the acquisition would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, and enhancements to the Company’s product portfolio and customer base.  These benefits may not be realized as rapidly as, or to the extent, anticipated by the Company.  Costs incurred in the integration of the AIS operations with the Company’s operations also could have an adverse effect on the Company’s business, financial condition and operating results. If these risks materialize, the Company’s stock price could be materially adversely affected. The acquisition of AIS, as with all acquisitions, involves numerous risks, including:

• difficulties in integrating AIS operations, technologies, services and personnel;
• potential loss of AIS customers;
• diversion of financial and management resources from existing operations;
• potential loss of key AIS employees;
• integrating personnel with diverse business and cultural backgrounds;
• preserving AIS’s important industry, marketing and customer relationships;
• assumption of liabilities held by AIS; and
• inability to generate sufficient revenue and cost savings to offset the cost of the acquisition.

The Company’s acquisition of AIS may also cause it to:

• assume and otherwise become subject to certain liabilities;
• incur additional debt, such as the $120 million debt incurred to fund the acquisition;
• make write-offs and incur restructuring and other related expenses; and
• create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.

As a result, if the Company fails to properly evaluate, execute the acquisition of and integrate AIS, its business and prospects may be seriously harmed.

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

Financial strength and claims-paying ability ratings issued by firms such as Standard & Poor’s, Fitch, and Moody’s have become an increasingly important factor in establishing the competitive position of insurance companies. The Company’s ability to attract and retain policies is affected by its ratings with these agencies. Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations.  The Company’s financial strength ratings with Standard & Poor’s, Fitch, and Moody’s are AA-, AA-, and Aa3, respectively; its respective debt ratings are A-, A, and A3.  In February, 2009, the ratings were affirmed by Standard & Poor’s and Fitch, but the outlook for the ratings was changed from stable to negative while Moody’s maintained a stable outlook.  Since these ratings are subject to continuous review, the Company cannot guarantee the continuation of the favorable ratings. If the ratings were lowered significantly by any one of these agencies relative to those of the Company’s competitors, its ability to market products to new customers and to renew the policies of current customers could be harmed. A lowering of the ratings could also limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets. These events, in turn, could have a material adverse effect on the Company’s net income and liquidity.

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

The Company sells its insurance policies through approximately 4,700 independent agents and brokers.  The Company must compete with other insurance carriers for these agents’ and brokers’ business.  Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives.  To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes on book value. Despite its mitigation efforts, a significant increase in interest rates could have a material adverse effect on the Company’s book value.

Changes in the financial strength ratings of financial guaranty insurers issuing policies on bonds held in the Company’s investment portfolio may have an adverse effect on the Company’s investment results.

In an effort to enhance the bond rating applicable to a certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer rather than the underlying credit of the bond issuer. Several financial guaranty insurers that have issued insurance policies covering bonds held by the Company are facing financial strength rating downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products.  These financial guaranty insurers are subject to DOI oversight.  As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease.  Although the Company has determined that the financial strength rating of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the fair value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition, liquidity and results of operations.

The Company’s business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its results of operations.

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims.  Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events is likely to result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

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

The Company’s future capital requirements depend on many factors, including its ability to write new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its current expansion plans and the performance of its investment portfolio. The Company may need to raise additional funds through equity or debt financing, sales of all or a portion of its investment portfolio or curtail its growth and reduce its assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company.  In the case of equity financing, the Company’s shareholders could experience dilution.  In addition, such securities may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, operating results and financial condition could be adversely affected.

Any inability of the Company to realize its deferred tax assets may have a material adverse affect on the Company’s results of operations and its financial condition.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable capital gains in the future sufficient to utilize them or the Company enters into one or more transactions that limit its right to realize all of the deferred tax assets.

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a material adverse affect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s future projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

Continued deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse affect on the Company’s results of operations and its financial condition.

At December 31, 2008, approximately 74% of the Company’s total investment portfolio at fair value and 88% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds.  Approximately 45% of the net losses held in the Company’s investment portfolio at December 31, 2008 related to the Company’s municipal bond holdings. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds.  If the value of municipal bond markets in general or any of the Company’s municipal bond holdings continue to deteriorate, the performance of the Company’s investment portfolio, results of operations, financial position and cash flows may be materially and adversely affected.

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

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require the Company to include in its Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s independent auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock price.

The Company may be required to adopt International Financial Reporting Standards (IFRS). The ultimate adoption of such standards could negatively impact its business, financial condition or results of operations.

Although not yet required, the Company could be required to adopt IFRS, which is different than U.S. GAAP, for the Company’s accounting and reporting standards.  The implementation and adoption of new standards could favorably or unfavorably impact the Company’s business, financial condition or results of operations.

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

Various provisions of the Company’s policies, such as limitations or exclusions from coverage which are intended to limit the Company’s risks, may not be enforceable in the manner the Company intends.  In addition, the Company’s policies contain conditions requiring the prompt reporting of claims and the Company’s right to decline coverage in the event of a violation of that condition. While the Company’s insurance product exclusions and limitations reduce the Company’s loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect the Company’s loss experience, which could have a material adverse effect on its financial condition or results of operations.

General economic conditions may affect the Company’s revenue and profitability and harm its business.

Financial markets in the United States, Europe and Asia have experienced and continue to experience extreme disruption in recent months, and the United States and other countries are currently in a severe economic recession. Unfavorable changes in economic conditions, including continuing stock market declines, inflation, recession, declining consumer confidence or other changes, may reduce the Company’s premium volume through policy cancellations, modifications or non-renewals, may reduce cash flows from operations and investments, may harm the Company’s financial position and may reduce the Insurance Companies’ statutory surplus.  Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they fall due, and as a result, the Company’s reserves and write-offs could increase. The significant losses in the Company’s investment portfolio could also continue if the losses in the financial markets in general continue.  The Company is unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.  If economic conditions in the United States continue to deteriorate or do not show improvement, the adverse impact on the Company’s results of operations, financial position and cash flows may continue.

Continued deterioration in the public debt and equity markets could lead to additional investment losses and materially and adversely affect the Company’s business.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant losses in the Company’s investment portfolio. For the year ended December 31, 2008, the Company incurred substantial realized investment losses, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I.  Continued deterioration in the financial markets could lead to additional investment losses.

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

Approximately 83.7% of the Company’s direct written premiums for the year ended December 31, 2008 were generated from personal automobile insurance policies. Adverse developments in the market for personal automobile insurance, or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. This industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices and medical care. Increased litigation of claims, particularly those involving allegations of bad faith or seeking extra contractual and punitive damages, may also adversely affect loss costs.

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

The Company has paid cash dividends on a consistent basis since the public offering of its common stock in November 1985. However, future cash dividends will depend upon a variety of factors, including the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.  The Company’s ability to pay dividends may also be limited by the ability of the Insurance Companies to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints, and by the terms of the Company’s debt instruments.  In addition, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company owns the following buildings:

Location	Purpose	Size in square feet	Percent occupied by Company at December 31, 2008
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	130,000	100%
St. Petersburg, FL	Administrative	157,000	79%
Oklahoma, OK	Administrative	100,000	87%
Folsom, CA	Administrative and Data Center	88,000	100	% *

* The building has been occupied by Company employees since January 2009.

The space owned and not occupied by the Company is leased to independent third party tenants.

In addition, the Company owns a 4.25 acre parcel of land in Brea, California, for future expansion.

The Company leases all of its other office space used for operations.  Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.

Item 3.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company.  The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, it is not expected to be material to the Company’s financial condition. For a detailed description of the pending lawsuits, see Note 14 of Notes to Consolidated Financial Statements—Litigation, which is incorporated herein by reference.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board. See Note 6 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (symbol: MCY). The following table shows the high and low sales price per share in each quarter during the past two years as reported in the consolidated transaction reporting system.

2008	High	Low
1st Quarter	$50.06	$42.28
2nd Quarter	$52.64	$44.42
3rd Quarter	$62.00	$43.66
4th Quarter	$56.47	$36.11

2007	High	Low
1st Quarter	$54.94	$50.48
2nd Quarter	$59.06	$52.78
3rd Quarter	$58.48	$50.57
4th Quarter	$56.30	$48.76

The closing price of the Company’s common stock on February 17, 2009 was $31.24.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock.  During 2008 and 2007, the Company paid dividends on its common stock of $2.32 and $2.08 per share, respectively.  On February 6, 2009, the Board of Directors declared a $0.58 quarterly dividend payable on March 31, 2009 to shareholders of record on March 16, 2009.

For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends; however, the continued payment and amount of cash dividends will depend upon, among other factors, the Company’s operating results, overall financial condition, capital requirements and general business conditions.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see “Item 1. Business—Regulation—Holding Company Act” and Note 8 of Notes to Consolidated Financial Statements.

Shareholders of Record

The approximate number of holders of record of the Company’s common stock as of February 17, 2009 was 161.

Performance Graph

The graph below compares the cumulative total shareholder return on the shares of Common Stock of the Company (MCY) for the last five years with the cumulative total return on the Standard and Poor’s 500 Index and a peer group comprised of selected property and casualty insurance companies over the same period (assuming the investment of $100 in the Company’s Common Stock, the S&P 500 Index and the peer group at the closing price on December 31, 2003 and the reinvestment of all dividends).

Comparative Five-Year Cumulative Total Returns
Among Mercury General Corporation,
Peer Group Index and S&P 500 Index

	2003	2004	2005	2006	2007	2008
Mercury General Corporation	$100.00	$132.37	$132.54	$124.45	$122.25	118.55
Peer Group	100.00	108.84	119.70	140.28	148.13	106.31
S&P 500 Composite Index	100.00	110.88	116.33	134.70	142.10	89.53

The peer group consists of Ace Limited, Alleghany Corporation, Allstate Corporation, American Financial Group, Berkshire Hathaway, Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Old Republic International, PMI Group, Inc., Progressive Corporation, RLI Corporation, Selective Insurance Group, Travelers Companies, Inc., W.R. Berkley Corporation and XL Capital, Ltd.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,808,839	$2,993,877	$2,997,023	$2,847,733	$2,528,636
Net investment income	151,280	158,911	151,099	122,582	109,681
Net realized investment (losses) gains	(550,520)	20,808	15,436	16,160	25,065
Other	4,597	5,154	5,185	5,438	4,775
Total revenues	2,414,196	3,178,750	3,168,743	2,991,913	2,668,157
Losses and loss adjustment expenses	2,060,409	2,036,644	2,021,646	1,862,936	1,582,254
Policy acquisition costs	624,854	659,671	648,945	618,915	562,553
Other operating expenses	174,828	158,810	176,563	150,201	111,285
Interest	4,966	8,589	9,180	7,222	4,222
Total expenses	2,865,057	2,863,714	2,856,334	2,639,274	2,260,314
(Loss) Income before income taxes	(450,861)	315,036	312,409	352,639	407,843
Income tax (benefit) expense	(208,742)	77,204	97,592	99,380	121,635
Net (loss) income	$(242,119)	$237,832	$214,817	$253,259	$286,208

Per Share Data:
Basic earnings per share	$(4.42)	$4.35	$3.93	$4.64	$5.25
Diluted earnings per share	$(4.42)	$4.34	$3.92	$4.63	$5.24
Dividends paid	$2.32	$2.08	$1.92	$1.72	$1.48

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$2,933,820	$3,588,675	$3,499,738	$3,242,712	$2,921,042
Total assets	3,950,195	4,414,496	4,301,062	4,050,868	3,622,949
Losses and loss adjustment expenses	1,133,508	1,103,915	1,088,822	1,022,603	900,744
Unearned premiums	879,651	938,370	950,344	902,567	799,679
Notes payable	158,625	138,562	141,554	143,540	137,024
Shareholders' equity	1,494,051	1,861,998	1,724,130	1,607,837	1,459,548
Book value per share	27.28	34.02	31.54	29.44	26.77

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates and other factors such as changes in tax laws.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states.  The Company also offers homeowners insurance, mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile and commercial property insurance.  Private passenger automobile lines of insurance accounted for approximately 83.7% of the $2.8 billion of the Company’s direct premiums written in 2008.  Approximately 79.9% of the private passenger automobile premiums were written in California.  The Company operates primarily in the state of California, the only state in which it operated prior to 1990.  The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004).

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

Economic and Industry Wide Factors

• Regulatory Uncertainty – The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates.  State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors and establishing minimum capital and surplus requirements.  In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners.  The Company has a successful track record of working with difficult regulations and new insurance commissioners.  However, there is no certainty that current or future regulations and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

• Cost Uncertainty – Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned.  Consequently, significant assumptions are made when establishing insurance rates and loss reserves.  While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate.  Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analysis shows that they are needed.

• Market Volatility - The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant losses in the Company’s investment portfolio  As a result, depending on market conditions, the Company may incur substantial additional losses in future periods, which could have a material adverse impact on its results of operations, equity, business and insurer financial strength and debt ratings.

• Inflation – The largest cost component for automobile insurers is losses, which include medical costs, replacement automobile parts and labor costs.  There can be significant variation in the overall increases in medical cost inflation and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty.  Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated.

• Loss Frequency – Another component of overall loss costs is loss frequency, which is the number of claims per risks insured.  There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, which has benefited the industry as a whole.  It is unknown if loss frequency in the future will decline, remain flat or increase.

• Underwriting Cycle and Competition – The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions.  The Company has historically seen premium growth in excess of 20% during hard markets.  Premium growth rates in soft markets have been from slightly positive to negative and in 2008 they were negative 8%.  In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance.  Many in the industry began experiencing declining profitability in 2007 and 2008 and are now increasing rates.  Rate increases generally indicate that the market is hardening.

Revenues, Income and Cash Generation

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and homeowners.  These policies are sold through independent agents and brokers who receive a commission averaging 17% of net premiums written for selling and servicing policies.

During 2008, the Company continued its marketing efforts for name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation make the Company very competitive in California and in other states.  Net advertising expenditures were approximately $26 million and $28 million during 2008 and 2007, respectively.

The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors.  The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors.

The Company also generated income from its investment portfolio.  Approximately $151 million in pre-tax investment income was generated during 2008 on a portfolio of approximately $2.9 billion at fair market value at December 31, 2008, compared to $159 million pre-tax investment income during 2007 on a portfolio of approximately $3.6 billion at fair market value at December 31, 2007.  The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $64 million and $216 million in 2008 and 2007, respectively.  Cash flow from operations has been used to pay shareholder dividends and to help support growth.

Opportunities, Challenges and Risks

The Company currently underwrites personal automobile insurance in thirteen states:  Arizona, California, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas and Virginia.  The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification.

There are, however, challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2009.

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

Technology

In 2008, the Company launched its new internet agency portal, Mercury First, in New York.  The Mercury First rollout is continuing to all states through 2009.  Mercury First is a single entry point for agents and brokers that provides a broad suite of capabilities.  One of its most powerful tools is a Point of Sale (POS) system that allows agents and brokers to easily obtain and compare quotes and write new business.  The POS for Private Passenger Auto is already in use.  POS solutions for Commercial Auto and Homeowner are planned to be in use by agents in 2009.  Mercury First is also an easy-to-use agency portal that provides a customized work queue for each agency user showing new business leads, underwriting requests and other pertinent customer information in real time.  Agents can also assist customers with paying bills, reporting claims or updating their records.  The system enables quick access to documents and forms as well as empowering the agents with several self-service capabilities.

The Company began developing its NextGen computer system in 2002 to replace its legacy underwriting, billings, claims and commissions systems.  The NextGen system was designed to be a multi-state, multi-line system to enable the Company to enter new states more rapidly, as well as respond to legislative and regulatory changes more easily.  The Company completed rollout of NextGen for all underwriting, billing, claims and commission functions supporting Private Passenger Auto in seven states (Virginia, New York, Florida, California, Georgia, Illinois, and Texas).  The legacy Private Passenger Auto system has been retired.

As part of the Company’s commitment to service excellence, the Company launched an initiative in 2008 to improve its call center technologies.  The initiative’s goal is to enhance telephony infrastructure using Voice over Internet Protocol, centralized call recording, quality monitoring and workforce management software.  The technology has been integrated with the Company’s claim processing software and deployed to the centralized customer service call center. During 2009, this technology will be rolled out to other claims processing field offices.

Regulatory and Legal Matters

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the DOI before a rate may be implemented.  Illinois, Texas, Virginia, Arizona and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws.  In all states, the insurance code provides that rates must not be excessive, inadequate or unfairly discriminatory.  During 2008, the Company implemented automobile and homeowners insurance rate decreases in California that were initially filed in August 2006 and approved by the California DOI in January 2008 as part of the Company’s compliance with regulations proposed by the California DOI and approved in July 2006, as more fully described below.  In five other states, the Company implemented automobile rate increases.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return (calculated by adding 6 percent plus the average of short, intermediate, and long-term T-bill rates) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance.  The comment period ended on November 16, 2007. The California DOI then published proposed amendments to its regulations and held an informal workshop on them on April 7, 2008. On April 29, 2008, the Commissioner issued a new notice reflecting slight modifications to the proposed regulations and superseding the prior version.  The proposed changes were approved as emergency regulations by the Office of Administrative Law (“OAL”) on May 16, 2008 and became effective as of that date.

On July 14, 2006, the California OAL approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates.  Insurance companies in California are required to file rating plans with the California DOI that comply with the new regulations.  There is a two year phase-in period for insurers to fully implement those plans. The Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. The California DOI approved the August 2006 filing in January 2008, which resulted in a small rate increase for two of the California insurance subsidiaries and a small decrease for a third, for a total net rate reduction of approximately 2.5%.  The newly approved rates went into effect in April 2008. In July 2008, the Company made an additional rate filing to bring its rates into full compliance with the new regulations.  However, the Company cannot predict whether the California DOI will determine that the Company’s rates are in full compliance with the new regulations as a result of this filing. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business.  It is the Company’s intention to maintain its competitive position in the marketplace while complying with the new regulations.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC.  Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. The matter is currently in discovery and a hearing before the administrative law judge is scheduled to start on March 16, 2009.  This matter has been the subject of five continuations since the original NNC was issued in 2004.

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

The Company is also involved in legal proceedings incidental to its insurance business. See Note 14 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Litigation.

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

The Company calculates a point estimate rather than a range of loss reserve estimates.  There is inherent uncertainty with estimates and this is particularly true with estimates for loss reserves.  This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates and uncertainty for unknown items.  The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves.  The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data and other relevant information.

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

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss.  Because the actual loss for a particular accident period is unknown until all claims have settled for that period, the Company must estimate what it expects that loss to be.  While there are certainly other factors, the Company believes that the following items tend to create the most variability between expected losses and actual losses:

• Variability in inflation expectations – particularly on coverages that take longer to settle such as the California automobile bodily injury coverage.

• Variability in the number of claims reported subsequent to a period-end relating to that period – particularly on coverages that take longer to settle such as the California automobile bodily injury coverage.

• Variability between Company loss experience and industry averages for those lines of business that the Company is relying on industry averages to establish reserves.

• Unexpected large individual losses or groups of losses arising from older accident periods typically caused by an event that is not reflected in the historical company data used to establish reserves.

These items are discussed in detail:

1. Inflation Variability – California automobile lines of business

For the Company’s California automobile lines of business, the bodily injury (BI) reserves comprise approximately 65% of the total reserve; material damage, including collision, comprehensive, and property damage (MD) reserves make up approximately 10% of the total reserve; and loss adjustment expense reserves make up approximately 25% of the total reserve. The BI reserves account for such a large portion of the total because BI claims tend to close much slower than MD claims. The majority of the loss adjustment expense reserves consist of estimated costs to defend BI claims, so those reserves also tend to close more slowly than MD claims. Loss development on MD reserves is generally insignificant because MD claims are closed quickly.

BI loss reserves are generally the most difficult to estimate because they take longer to close than most of the Company’s other coverages. The Company’s BI policy covers injuries sustained by any person other than the insured, except in the case of uninsured and underinsured motorist BI coverage, which covers damages to the insured for BI caused by uninsured or underinsured motorists. BI payments are primarily for medical costs and general damages.

The following table represents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims closed	Dollars Paid
BI claims closed in the accident year reported	35% to 40%	15%
BI claims closed one year after the accident year reported	75% to 80%	60%
BI claims closed two years after the accident year reported	93% to 97%	90%
BI claims closed three years after the accident year reported	97% to 99%	98%

Claims that close during the initial accident year reported are generally the smaller, less complex claims that settle, on average, for approximately $2,000 to $2,500 whereas the average settlement, once all claims are closed in a particular accident year, is approximately $7,500 to $9,000. The Company creates incurred loss triangles to estimate ultimate losses utilizing historical reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity.  As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year.  Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age.  The Company believes that the accident years that are most likely to develop are the 2006 through 2008 accident years; however it is also possible that older accident years could develop as well.

In general, when establishing reserves, the Company expects that historical trends will continue.  Furthermore, the Company believes that costs tend to increase, which is generally consistent with historical data, and therefore the Company believes that it is more reasonable to expect inflation than deflation.  Many potential factors can affect the BI inflation rate, including: changes in statutes and regulations, an increase or reduction in litigated files, general economic factors, more timely handling of claims, safer vehicles, changes in weather patterns, and gasoline prices; however, whether these are the factors that actually impacted the BI losses, and the magnitude of that impact is unknown.

The Company believes that it is reasonably possible that the California automobile BI inflation rate could vary from recorded amounts by as much as 7%, 5% and 4% for 2008, 2007 and 2006, respectively.  However, the variation could be more or less than these amounts.  As a comparison, at December 31, 2008 the actual variation for the amounts recorded at December 31, 2007 was 5.6%, 3.7% and 1.5% for the 2007, 2006 and 2005 accident years, respectively.  The following table shows the effects on the 2008, 2007 and 2006 accident year California BI loss reserves based on possible variations in the severity recorded:

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected (a)	Actual Recorded Severity at 12/31/08	Implied Inflation Rate Recorded	(A) Pro-forma severity if actual severity is lower by: 7% for 2008, 5% for 2007 and 4% for 2006	(B) Pro-forma severity if actual severity is higher by 7% for 2008, 5% for 2007 and 4% for 2006	Loss redundancy if actual severity is less than recorded (Column A)	Loss development if actual severity is more than recorded (Column B)
2008	31,737	$8,831	12.4%	$8,213	$9,449	$19,613,000	$(19,613,000)
2007	35,716	$7,856	5.2%	$7,463	$8,249	$14,036,000	$(14,036,000)
2006	36,999	$7,465	3.6%	$7,166	$7,764	$11,062,000	$(11,062,000)
2005	Not Applicable	$7,204
Total Loss Redundancy (Development)						$44,711,000	$(44,711,000)

 (a) The recent downward trend in the total number of claims reported is reflective of declining loss frequencies and a decline in the number of insurance policies issued.

During 2008, the Company experienced a large increase in the average cost paid on claims that closed within the 2008 accident period.  Only between 35% and 40% of the claims close in the first year, however the averages are still an indicator that inflation is increasing at a higher rate than in previous recent accident periods.  As a result, the Company adjusted inflation rate assumptions upwards for the 2008 accident year, as compared to 2007.  The Company is uncertain as to what is driving the larger than normal inflation increases but, as shown in the table above, it is not unusual for the rate to vary from period to period.

2. Claims reported variability (Claim Count Development)

The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods.  Typically, for California automobile BI claims, the Company has experienced that approximately 5% to 10% additional claims will be reported in the year subsequent to an accident year, but such late reported claims could be more or less than the Company’s expectations.  Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be.  The following table shows the number of BI claims reported at the end of the accident period and one year later:

California Bodily Injury Claim Count Development Table

Accident year	Number of claims reported for that accident year as of December 31 of that accident year	Number of claims reported at December 31 one year later	Percentage increase in number of claims reported
2002	31,356	34,355	9.6%
2003	33,043	36,314	9.9%
2004	35,084	37,246	6.2%
2005	34,845	36,802	5.6%
2006	34,455	37,098	7.7%
2007	33,378	35,638	6.8%

There are many potential factors that can affect the number of claims reported after a period end including changes in weather patterns, a reduction in the amount of litigated files, whether the last day of the year falls on a weekday or a weekend and vehicle safety improvements.  However, the Company is unable to determine which, if any, of the factors actually impacted the number of claims reported and, if so, by what magnitude.

At December 31, 2008, there were 29,647 BI claims reported for the 2008 accident year and the Company estimates that these are expected to ultimately grow by 7.0% to approximately 31,737 claims.  The Company believes that while actual development in recent years has ranged between roughly 5% and 10%, it is reasonable to expect that the range could be as great as to be between 3% and 12%.  Actual development may be more or less than the expected range.

The following table shows the effect should the actual amount of claims reported develop differently within the broader reasonably possible range than what the Company recorded at December 31, 2008:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2008 Accident year	Claims reported	Amount recorded at 12/31/08 at 7.0% claim count development	Total expected amount if claim count development is 3%	Total expected amount if claim count development is 12%
Claim Count	29,647	31,737	30,536	33,205
Approximate average cost per claim	Not meaningful	$8,831	$8,831	$8,831
Total dollars	Not meaningful	$280,300,000	$269,700,000	$293,200,000
Total Loss Redundancy (Development)			$10,600,000	$(12,900,000)

3.    Variability between the Company’s loss experience and industry averages for those lines of business where there is a heavy reliance on industry averages to establish reserves, primarily New Jersey bodily injury claims.

New Jersey is a no-fault state, which means that the majority of medical costs are paid directly by a policyholder’s insurance company rather than by the insurance company of the person who was at-fault in the accident.  This coverage is known as personal injury protection (“PIP”) and in New Jersey the standard policy has a statutory limit of $250,000 per person. In New Jersey, the BI coverage provides compensation for “pain and suffering” and any out of pocket medical costs not provided by the PIP coverage.  The PIP limits are very high in New Jersey and the BI cases are often more complicated and expensive than in other states, therefore they tend to take longer to settle.  Consequently, establishing a reserve for these coverages in New Jersey is generally more difficult than in most of the states in which the Company operates.  Adding to the reserving difficulty is the fact that the Company has a very short operating history in New Jersey, underwriting personal automobile insurance only since the fall of 2003.

As a result of the lack of sufficient operating history prior to 2008, the Company relied on industry loss data to determine the ultimate losses for the BI and PIP coverage’s in New Jersey.  The reserve approach utilized for New Jersey in 2007 assumed that there would not be significantly more development on the 2004 accident year claims, due to the maturity of those claims, and that the relationship between Company loss data and industry loss data in accident years 2005, 2006 and 2007 will be similar to that experienced in accident year 2004.

In 2008, it became apparent that the Company results were turning out differently than estimates derived by the industry results.  In particular, loss severities for the PIP coverage were developing into larger amounts than the industry data suggested.  With the passage of 2008, the loss data began to mature and the Company began utilizing its own historical loss patterns to determine the reserves.  While management believes that this has led to a more reliable reserve estimate, there is still a great deal of potential variability in the reserves.  This is particularly true with PIP and BI losses which often take years to settle.

At December 31, 2008 the Company estimates that in New Jersey, for every 10% increase on recorded BI and PIP loss severities for the 2006, 2007 and 2008 accident years, an additional loss reserve of approximately $20 million would be required, with the converse holding true if the loss severities recorded were reduced.  As these accident years continue to mature, there is likely to be additional development, however, it is uncertain whether this development will be positive or negative.

4.    Unexpected large individual losses or groups of losses arising from older accident periods typically caused by an event that is not reflected in the historical company data used to establish reserves.

These types of losses are generally not provided for in the current reserve because they are not known or expected and tend to be unquantifiable.  Once known, the Company establishes a provision for the losses.  Consequently, it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses.  These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulation extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors.  Conversely, it is possible to experience positive reserve development when one or more of these factors prove to be beneficial to the Company.

One instance when there were large unanticipated losses arising from older accident periods was in 2006 from extra-contractual losses in Florida.  Typically, extra-contractual claims are those that settle for more than the policy limits because the original claim was denied, thus exposing the Company to losses greater than the policy limits. Claims may be denied for various reasons, including material misrepresentations made by the insured on the policy application or insureds that have violated prohibitions in the insurance contract or when there is fraud involved.  These types of losses are fairly infrequent but can amount to millions of dollars per claim, especially if the injured party sustained a serious physical injury.  Consequently, these claims can have a large impact on the Company’s losses.  During 2006, the Company had extra-contractual losses that settled for amounts much greater than the policy limits and much greater than expected.  As a result of these settlements, the Company, during the second quarter of 2006, reevaluated its exposure to extra-contractual claims in Florida and increased its reserve estimates for prior accident years.

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

Discussion of loss reserves and prior period loss development at December 31, 2008

At December 31, 2008 and 2007, the Company recorded its point estimate of approximately $1,134 million and $1,104 million, respectively, in loss and loss adjustment expense reserves which includes approximately $385 and $322 million, respectively, of incurred but not reported (“IBNR”) loss reserves.  IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2008 and estimated future payments for reopened-claims reserves.  Management believes that the liability established at December 31, 2008 for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.  Since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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

For 2008, the Company had negative development of approximately $89 million on the 2007 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2007 totaled approximately $1,104 million.

The primary causes of the negative loss development were:

(1) The estimates for California Bodily Injury Severities and California Defense and Cost Containment reserves established at December 31, 2007 were too low causing adverse development of approximately $45 million.  During the year, the Company experienced a lengthening of the pay-out period for claims that are settled after the first year and a large increase in the average amounts paid on closed claims.  The Company believes that the lengthening of the pay-out periods may be attributable to a law passed in California several years ago that extended the statute for filing claims from one year to two years.  Initial indications, when the law was passed, were that the law would have little impact on development patterns and therefore it was not factored into the Company’s reserve estimates.  In hindsight, claims payouts 2 to 4 years after the period-end have increased thereby affecting the loss reserve estimates.  The Company believes that this trend was factored into its reserve estimate at year-end 2008.

(2) The Company had approximately $30 million of adverse development on its New Jersey reserves established at December 31, 2007.  Due to short operating history and rapid growth in that state, the Company had limited internal historical claims information to estimate BI, PIP and related loss adjustment expense reserves as of December 31, 2007.  Consequently, the Company relied substantially on industry data to help set these reserves.  During 2008, the reserve indications using the Company’s own historical data rather than industry data led to increases in estimates for both PIP losses and loss adjustment expenses.  In particular, loss severities experienced by the Company data for the PIP coverage developed into amounts larger than industry data suggested.  The Company is now using its own historical data, rather than industry data to set New Jersey loss reserves.  Management believes that, over time this will lead to less variation in reserve estimates.

Premiums

The Company complies with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” in recognizing revenue on insurance policies written.  The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided.  Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis.  The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs to related unearned premiums, net of investment income.  To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.  At December 31, 2008, a premium deficiency reserve of $639,000 was established for New Jersey operations after anticipating 4% investment income.

Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended, and SFAS No. 159.  Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value under SFAS No. 115, as amended.  The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159 as of January 1, 2008.  Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date.  Changes in fair value of the investments are reflected in net realized investment gains or losses in the consolidated statements of operations as required under SFAS No. 115, as amended, and SFAS No. 159.

For equity securities, the net loss due to changes in fair value in 2008 was approximately 52.6% of fair value at December 31, 2008.  The primary cause of the losses in fair value of equity securities was the overall decline in the stock markets, which saw a decline of approximately 38.5% in the S&P 500 index in 2008.  The underperformance of the Company’s equities was primarily due to the large allocation to energy related stocks, which experienced a decline in value more severe than that of the overall stock market.  For fixed maturity securities, the net loss due to changes in fair value was approximately 9.9% of fair value in 2008.  The Company believes that the primary causes of the majority of the losses in fair value of fixed maturity securities were ongoing downgrades of municipal bond insurers, widening credit spreads, and reduced market liquidity.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds.  Over 99% of the fair value of the financial instruments held at December 31, 2008 is based on observable market prices, observable market parameters, or is derived from such prices or parameters.  The availability of observable market prices and pricing parameters can vary across different financial instruments.  Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

Certain financial instruments that the Company holds or may acquire may lack observable market prices or market parameters currently or in future periods because they are less actively traded.  The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment.  The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction.  Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency.  By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency.  Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation.  Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise is not actively quoted.  For a further discussion, see Note 2 of Notes to Consolidated Financial Statements—Investments and Investment Income—Fair Value of Investments in 2008.

Income Taxes

At December 31, 2008, the Company’s deferred income taxes were in a net asset position, compared to a net liability position at December 31, 2007.  The movement to net asset position is due primarily to a decrease in the market value of investment securities.  The Company assesses the likelihood that deferred tax assets will be realized and to the extent management believes realization is not likely, a valuation allowance is established.  Management’s recoverability assessment is based on estimates of anticipated capital gains, available capital gains realized in prior years that could be utilized through carryback and tax-planning strategies available to generate future taxable capital gains, which are expected to be sufficient to offset recorded deferred tax assets.

Specifically, the Company has the ability and intention to generate realized capital gains, and minimize realized capital losses for which no tax benefit will be derived, by employing a combination of prudent planning strategies. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity.  Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at year-end, are not due to default risk.  Thus, the principal amounts are believed to be fully realizable at maturity.  The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity.  The Company has prior years’ realized capital gains available to offset realized capital losses, via the filing of carryback refund claims.  The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management's discretion.  Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more properties of its appreciated real estate holdings.  Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program.  Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company's favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of option premium capital gains (more than sufficient to offset any losses on the underlying stocks employed in the program) on a consistent, long term basis.  By prudent utilization of some or all of these actions, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing the benefits of its deferred tax assets.

Management's position is supported based on the Company's steady history of generating positive cash flow from operations, as well as its reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments.  This capability will enable management to use its discretion in controlling the timing and amount of realized losses it generates during future periods.  Thus, although realization is not assured, management believes it is more likely than not that the Company's deferred tax assets will be realized.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities that are evaluated using the criteria established by SFAS No. 5.  These include claims, assessments or lawsuits relating to the Company’s business.  The Company continually evaluates these potential liabilities and accrues for them or discloses them in the notes to the consolidated financial statements if they meet the requirements stated in SFAS No. 5.  While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position.  See also “Regulatory and Legal Matters” and Note 14 of Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net premiums earned and net premiums written in 2008 decreased approximately 6.2% and 7.8%, respectively, from 2007.  Net premiums written by the Company’s California operations were $2.2 billion in 2008, a 6.2% decrease from 2007.  Net premiums written by the Company’s non-California operations were $589.0 million in 2008, a 13.1% decrease from 2007.  The decrease in net premiums written is primarily due to a small decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

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

	2008	2007
	(Amounts in thousands)
Net premiums written	$2,750,226	$2,982,024
Decrease in unearned premium	58,613	11,853
Net premiums earned	$2,808,839	$2,993,877

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) was 73.3% and 68.0% in 2008 and 2007, respectively.  There was negative development of approximately $89 million and $19 million on prior accident years’ loss reserves for 2008 and 2007, respectively.  Excluding the effect of prior accident years’ loss development, the loss ratio was 70.4% and 67.4% in 2008 and 2007, respectively.  The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher severity in the California automobile lines of business which was partially offset by lower frequency in the same lines.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) was 28.5% and 27.4% in 2008 and 2007, respectively.  The increase in the expense ratio largely reflects costs such as payroll, benefits, and advertising that have not declined in proportion to the decline in premium volumes; an increase in technology-related expenses; the establishment of the product management function; and approximately $2 million of AIS acquisition-related expenses.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry.  A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.  The combined ratio of losses and expenses (GAAP basis) was 101.8% and 95.4% in 2008 and 2007, respectively.  The Company’s underwriting performance contributed $51.3 million of loss and $138.8 million of income to the Company’s results of operations before income tax benefit and expense for 2008 and 2007, respectively.

Investment income was $151.3 million and $158.9 million in 2008 and 2007, respectively.  The after-tax yield on average investments (fixed maturities, equities and short-term investments valued at cost) was 3.9% and 4.0% in 2008 and 2007, respectively, on average invested assets of $3.5 billion for each period.  The slight decrease in after-tax yield is due to a decrease in short-term interest rates.

Included in net (loss) income are net realized investment losses of $550.5 million in 2008 compared to net realized investment gains of $20.8 million in 2007.  Net realized investment losses of $550.5 million in 2008 include losses of $525.7 million due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159.  These losses, primarily in fixed maturity securities, arise from the market value declines on the Company’s holdings during 2008 resulting from ongoing downgrades of municipal bond insurers, widening credit spreads, economic downturn impacting municipalities and the lack of liquidity in the market.

The income tax benefit of $208.7 million in 2008, compared to a tax expense of $77.2 million in 2007, resulted primarily from realized losses in the investment portfolio.

Operating income for 2008 was $115.7 million, down 48% from the prior year largely due to a decrease in premiums earned reflecting the continuing soft market conditions, higher losses as a result of inflation and higher other operating expenses.  In addition, a decrease in net investment income resulting from lower investment yields and lower invested assets contributed to the decrease in operating income.  Partially offsetting this was a $17.5 million net tax benefit realized from the tax case victory over the California FTB.

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

	2008	2007
	(Amounts in thousands)
Operating income, net of tax	$115,719	$224,307
Net realized investment (losses) gains, net of tax	(357,838)	13,525
Net (loss) income	$(242,119)	$237,832

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net premiums earned and net premiums written in 2007 decreased approximately 0.1% and 2.1%, respectively, from 2006.  The premium decreases were principally attributable to a decrease in the number of policies written by the Company’s non-California operations, mostly in New Jersey and Florida, which were experiencing significant competition.  The decrease was partially offset by a slight increase in the average premium collected per policy.  During 2007, the Company implemented no rate changes in California.  In states outside of California, the Company implemented automobile rate increases in two states, automobile rate decreases in four states, and homeowners rate decreases in one state.

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

	2007	2006
	(Amounts in thousands)
Net premiums written	$2,982,024	$3,044,774
Decrease (increase) in unearned premium	11,853	(47,751)
Net premiums earned	$2,993,877	$2,997,023

The loss ratio (GAAP basis) (loss and loss adjustment expenses related to premiums earned) was 68.0% and 67.5% in 2007 and 2006, respectively.  There was negative development of approximately $20 million on prior accident years’ loss reserves in both 2007 and 2006.  Excluding the effect of prior accident years’ loss development, the loss ratio was 67.4% and 66.8% in 2007 and 2006, respectively.  The Southern California fire storms negatively impacted the loss ratio by approximately 0.8% in 2007.

The expense ratio (GAAP basis) (policy acquisition costs and other operating expenses related to premiums earned) was 27.4% and 27.5% in 2007 and 2006, respectively.  The majority of expenses vary directly with premiums.

The combined ratio of losses and expenses (GAAP basis) is the key measure of underwriting performance traditionally used in the property and casualty insurance industry.  A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.  The combined ratio of losses and expenses (GAAP basis) was 95.4% and 95.0% in 2007 and 2006, respectively.

The after-tax yield on average investments (fixed maturities, equities and short-term investments valued at cost) was 4.0% on average invested assets of $3.5 billion and 3.8% on average invested assets of $3.3 billion in 2007 and 2006, respectively.

Net investment income was $158.9 million and $151.1 million in 2007 and 2006, respectively.  The after-tax yield on average investments (fixed maturities, equities and short-term investments valued at cost) was 4.0% on average invested assets of $3.5 billion and 3.8% on average invested assets of $3.3 billion in 2007 and 2006, respectively.  The effective tax rate on investment income was 13.3% and 15.5% in 2007 and 2006, respectively.  The lower tax rate in 2007 reflected a shift in the mix of the Company’s portfolio from taxable to non-taxable securities.  Proceeds from bonds which matured or were called totaled $311.7 million and $522.2 million in 2007 and 2006, respectively.  The proceeds were mostly reinvested into securities meeting the Company’s investment profile.

Net realized investment gains were $20.8 million and $15.4 million in 2007 and 2006, respectively.  Included in the net realized investment gains were investment write-downs of $22.7 million and $2.0 million in 2007 and 2006, respectively, that the Company considered to be other-than-temporarily impaired.  In addition, net realized investment gains included approximately $1.4 million loss and $0 in 2007 and 2006, respectively, related to the change in the fair value of hybrid financial instruments, and approximately $2.0 million gain and $0 in 2007 and 2006, respectively, related to the change in the fair value of trading securities.

The income tax provision for 2006 of $97.6 million was impacted significantly by a $15 million income tax charge relating to the Notices of Proposed Assessments for the tax years 1993 through 1996 (the “NPAs”) that were upheld by the California State Board of Equalization.  Excluding the effect of this income tax charge resulted in an effective tax rate of 24.5% and 26.4% in 2007 and 2006, respectively.  The lower rate in 2007 was primarily attributable to an increased proportion of tax-exempt investment income including tax sheltered dividend income, in contrast to taxable investment income and underwriting income.

Net income was $237.8 million or $4.34 per share (diluted) and $214.8 million or $3.92 per share (diluted) in 2007 and 2006, respectively.  Diluted per share results were based on a weighted average of 54.8 million shares and 54.8 million shares in 2007 and 2006, respectively.  Basic per share results were $4.35 and $3.93 in 2007 and 2006, respectively.  Included in net income were net realized investment gains, net of income tax expense, of $0.25 and $0.18 per share (diluted and basic) in 2007 and 2006, respectively.

Liquidity and Capital Resources

General

The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders.  Under current insurance law, the Insurance Companies are entitled to pay, without extraordinary approval, ordinary dividends of approximately $136.7 million in 2009.  Extraordinary dividends, as defined by the DOI, require DOI extraordinary approval.  Actual ordinary dividends paid from the Insurance Companies to Mercury General during 2008 were $140 million.  As of December 31, 2008, Mercury General also had approximately $67 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets and dividend and interest income from invested assets.  The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years.  Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities.  Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income.  With combined cash and short-term investments of $240.2 million at December 31, 2008, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments.  However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in 2008 was $63.5 million, a decrease of $152.6 million over the same period in 2007.  This decrease was primarily due to the slowdown in growth of premiums reflecting softening market conditions in personal automobile insurance coupled with an increase in loss and loss adjustment expenses paid in 2008 compared with the same period in 2007.  The Company has utilized the cash provided from operating activities primarily for the purchase and development of information technology such as the NextGen and Mercury First computer systems and the payment of dividends to its shareholders.  Funds derived from the sale, redemption or maturity of fixed maturity investments of $786.5 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows estimated fair value of fixed maturity securities at December 31, 2008 by contractual maturity in the next five years.

Fixed maturities
(Amounts in thousands)
Due in one year or less	$24,813
Due after one year through two years	26,617
Due after two years through three years	30,758
Due after three years through four years	48,902
Due after four years through five years	102,473
$233,563

Invested Assets

An important component of the Company’s financial results is the return on its investment portfolio.  The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework.  The investment strategy has historically focused on the need for risk-adjusted spread to support the underlying liabilities to achieve return on capital and profitable growth.  The Company believes that investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults.  The Company believes that this strategy maintains the investment spread necessary to sustain investment income over time.  The Company’s portfolio management approach utilizes a recognized market risk and asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements.  Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

Portfolio Composition

The following table sets forth the composition of the investment portfolio of the Company as of December 31, 2008:

	Amortized cost	Fair value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$9,633	$9,898
States, municipalities and political subdivisions	2,370,879	2,187,668
Mortgage-backed securities	216,483	202,326
Corporate securities	77,097	65,727
Redeemable preferred stock	54,379	16,054
	2,728,471	2,481,673
Equity securities:
Common stock:
Public utilities	32,293	39,148
Banks, trusts and insurance companies	20,451	11,328
Industrial and other	330,030	186,294
Non-redeemable preferred stock	20,999	10,621
	403,773	247,391

Short-term investments	208,278	204,756

Total investments	$3,340,522	$2,933,820

The investment markets have experienced substantial volatility due to uncertainty in the credit markets and a global economic recession which began in late 2007.  In the third and fourth quarters of 2008, asset values experienced severe declines which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms.  Consequently, during 2008, the Company recognized approximately $550.5 million in net realized investment losses, of which, approximately $274 million was related to fixed maturity securities and approximately $254 million was related to equity securities.  Included in this loss is $531.1 million related to the change in fair value of the total investment portfolio.  As a result of the adoption of SFAS No. 159 on January 1, 2008, the change in unrealized gains and losses on all investments are recorded as realized gains and losses on the consolidated statements of operations.

Fixed maturity securities

Fixed maturity securities include debt securities and redeemable preferred stocks.  A primary exposure for the fixed maturity securities is interest rate risk.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration.  Fixed maturity investment made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline.  The modified duration of the fixed maturity securities is 7.2 years at December 31, 2008 compared to 4.4 years at December 31, 2007.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a minimum average portfolio credit quality rating of AA, unchanged from December 31, 2007.  Bond holdings are broadly diversified geographically, within the tax-exempt sector.  Holdings in the taxable sector consist principally of investment grade issues.

As reported for the year ended December 31, 2007, the Company had more than 85% of its fixed maturity assets invested in municipal securities with another 10% invested in AAA-rated mortgage-backed securities and U.S. government bonds.  Less than 5% of its fixed maturity securities were invested in corporate securities at December 31, 2007.  More than half of the Company’s municipal securities were insured by companies with AAA ratings.  The majority of mortgage-backed securities were collateralized by prime borrowers and had AAA ratings.  Uninsured municipal securities had an average credit rating of AA, while insured municipal securities had an underlying average credit rating of AA-.  Due to the strong underlying credit ratings of the Company’s municipal securities, the government backing of most of mortgage-backed securities, and the relatively small corporate security exposure, the Company has been able to maintain a very strong overall credit rating of AA on the fixed maturity portfolio at December 31, 2008.  The following table presents the credit quality rating of the Company’s fixed maturity portfolio by types of security at December 31, 2008 at fair value:

	December 31, 2008
	(Amounts in thousands)
	AAA	AA	A	BBB	Non Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$6,902	$-	$-	$-	$-	$6,902
Government Agency	2,996	-	-	-	-	2,996
Total	9,898	-	-	-	-	9,898
	100.0%					100.0%
Municipal securities:
Insured *	15,918	597,146	527,395	36,224	19,288	1,195,971
Uninsured	305,455	323,670	161,973	149,909	50,690	991,697
Total	321,373	920,816	689,368	186,133	69,978	2,187,668
	14.7%	42.1%	31.5%	8.5%	3.2%	100.0%
Mortgage-backed securities:
Agencies	164,861	-	-	-	-	164,861
Non-agencies:
Prime	12,050	5,275	3,151	-	713	21,189
Alt-A	10,829	-	1,352	3,422	673	16,276
Total	187,740	5,275	4,503	3,422	1,386	202,326
	92.8%	2.6%	2.2%	1.7%	0.7%	100.0%
Corporate securities:
Communications	-	-	-	5,855	-	5,855
Consumer - cyclical	-	-	-	-	105	105
Energy	-	-	-	-	7,774	7,774
Financial (GSE)	2,297	-	-	-	-	2,297
Financial	9,139	-	20,954	7,496	10,196	47,785
Utilities	-	-	-	-	1,911	1,911
Total	11,436	-	20,954	13,351	19,986	65,727
	17.4%		31.9%	20.3%	30.4%	100.0%
Redeemable Preferred stock:
Reverse Convertible	-	2,491	-	-	-	2,491
Corporate - Hybrid (CDO)	-	-	-	-	13,119	13,119
Redeemable Preferred Stock	-	-	-	-	444	444
Total	-	2,491	-	-	13,563	16,054
		15.5%			84.5%	100.0%

Total	$530,447	$928,582	$714,825	$202,906	$104,913	$2,481,673
	21.4%	37.4%	28.8%	8.2%	4.2%	100.0%

* Insured municipal bonds based on underlying ratings: AAA: $7,611, AA: $361,438, A: $581,533, BBB: $73,645, Non rated/Other: $171,744

Municipal Securities

The Company had approximately $2.2 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at December 31, 2008, which comprised approximately 45% of net losses held in the portfolio.  Approximately half of the municipal bond positions are insured by bond insurers.  For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2008.

    MBIA, FSA, AMBAC, ASSURED GTY and RADIAN maintained investment grade ratings at December 31, 2008 while XLCA, CIFG and FGIC were downgraded to below investment grade during 2008.  Many FGIC-insured bonds were reinsured by MBIA.  Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.  The following table shows the Company’s insured municipal bond portfolio by bond insurer at December 31, 2008:

	December 31,
	2008		2007
Municipal bond insurer	Rating	Fair value	Rating	Fair value
	(Amounts in thousands)
MBIA	BBB	$606,301	AAA	$415,098
FSA	AA	205,249	AAA	277,965
AMBAC	BBB	193,701	AAA	220,820
XLCA	CCC	38,393	AAA	41,636
ASSURED GTY	AA	16,664	AAA	16,431
CIFG	B	16,278	AAA	17,972
RADIAN	BBB	15,155	AA	15,918
ACA	NR	13,899	CCC	17,444
FGIC	CCC	9,048	AAA	175,562
Other	N/A	81,283	N/A	85,548
		$1,195,971		$1,284,394

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers.  In addition, the Company has a long-term time horizon for its municipal bond holdings which generally allows it to recover the full principle amounts upon maturity, avoiding forced sales, prior to maturity, of bonds that have declined in market value due to the bond insurers’ rating downgrades.

At December 31, 2008, municipal securities include auction rate securities.  The Company owned $3 million and $18.7 million at fair value of adjustable rate short-term securities, including auction rate securities, at December 31, 2008 and 2007, respectively.

Mortgage Backed Securities

The entire mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $16.3 million ($20.0 million amortized cost) of Alt-A mortgages at December 31, 2008.  Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.

The average rating of the Company’s Alt-A mortgages is AA and the average rating of the entire mortgage backed securities portfolio is AAA.  The valuation of these securities is based on Level 2 inputs that can be observed in the market.

Corporate Securities

Included in the fixed maturity securities are $65.7 million of fixed rate corporate securities which have a duration of 4.2 years and an overall credit quality rating of A.

Redeemable Preferred Stock

Included in fixed maturities securities are redeemable preferred stock, which represents less than 1% of the total investment portfolio at December 31, 2008, and had an overall credit quality rating less than investment grade.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion.  The following table summarizes the equity security portfolio by sector for 2008 and 2007:

	December 31,
	2008		2007
	Cost	Fair Value	Cost	Fair Value
	(Amounts in thousands)
Equity securities:
Basic materials	$15,355	$5,816	$7,875	$8,058
Communications	12,285	8,252	12,288	13,463
Consumer - cyclical	17,305	9,674	14,048	13,056
Consumer - non-cyclical	4,779	3,584	4,044	3,582
Energy	219,397	127,594	150,243	213,563
Financial	33,221	19,709	41,956	40,475
Funds	7,306	5,340	6,663	7,722
Government	5,000	130	5,000	4,750
Industrial	47,810	23,946	40,102	44,278
Technology	8,978	4,157	11,586	11,675
Utilities	32,337	39,189	37,190	67,615
	$403,773	$247,391	$330,995	$428,237

Short-term investments

At December 31, 2008, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable on a daily or weekly basis.

Debt

Effective January 1, 2009, the Company acquired AIS for $120 million.  The acquisition was financed by a $120 million credit facility.  The loan matures on January 2, 2012 with interest payable quarterly at an annual floating rate of LIBOR rate plus 125 basis points.  In addition, the Company may be required to pay up to $34.7 million over the next two years as additional consideration for the AIS acquisition.  The Company plans to fund that portion of the purchase price, if necessary, from cash on hand and cash flow from operations.  On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate plus 125 basis points on the loan for a fixed rate of 3.18%.  The swap is not designated as a hedge.  Changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million.  The Company financed the transaction through an $18 million secured bank loan.  The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points.  On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate plus 50 basis points on the loan for a fixed rate of 4.25%.  The swap agreement terminates on March 1, 2013.  The swap is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Changes in fair value of the swap are recorded as a component of accumulated other comprehensive income.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes.  The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002.  These notes mature on August 15, 2011.  The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated.  Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points.  The swap significantly reduced the interest expense in 2008 and 2007 when the effective interest rate was 3.3% and 6.4%, respectively.  However, if the LIBOR interest rate increases in the future, the Company will incur higher interest expense in the future.  The swap is designated as a fair value hedge under SFAS No. 133.

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

Capital Expenditures

The Company has no direct investment in real estate that it does not utilize for operations.  In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million.  Since January 2009, when a lease on previously occupied space expired, the building has been occupied by the Company’s Northern California employees.  The Company financed the transaction through an $18 million secured bank loan.

The NextGen project began in 2002 and total capital investment has been approximately $41 million as of December 31, 2008.  The Mercury First project began in 2006 and the total capital investment has been approximately $24 million as of December 31, 2008.  Although the majority of the related software development costs have been expended, there will be some Mercury First development and implementation costs and NextGen implementation costs in the future.

Contractual Obligations

The Company has obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2008, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(Amounts in thousands)
Debt (including interest)	$301,395	$13,644	$13,644	$135,217	$120,765	$18,125	$-
Lease obligations	36,693	10,172	9,563	7,550	6,241	2,988	179
Losses and loss adjustment expenses	1,133,508	718,372	276,701	99,269	31,555	7,611	-
Contingent consideration *	34,700	-	17,350	17,350	-	-	-
Total Contractual Obligations	$1,506,296	$742,188	$317,258	$259,386	$158,561	$28,724	$179

* Based on the projected performance of the AIS business, the Company does not expect to pay the contingent consideration over the two years.
Notes to Contractual Obligations Table:

The interest included in the Company’s debt obligations was calculated using the fixed rates of 7.25% on $125 million of senior notes, 4.25% under an $18 million credit facility, and 3.18% under a $120 million credit facility.  The Company is party to an interest rate swap of its fixed rate on $125 million of senior notes for a floating rate of six month LIBOR plus 107 basis points.  Using the 2008 actual effective annual interest rate of 3.3% for the remaining term of $125 million of senior notes, the total contractual obligations would be approximately $13 million lower than the total debt contractual obligations stated above.

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

The table excludes FIN No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) liabilities of $5 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing of related future payments.

The table excludes the contingent consideration arrangement related to the AIS acquisition.

Regulatory Capital Requirement

The NAIC utilizes a risk-based capital formula for casualty insurance companies which establishes recommended minimum capital requirements that are compared to the Company’s actual capital level.  The formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors.  The Company has calculated the risk-based capital requirements of each of the Insurance Companies as of December 31, 2008.  The policyholders’ statutory surplus of each of the Insurance Companies exceeded the highest level of minimum required capital.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1.  Based on the combined surplus of all the Insurance Companies of $1,371.1 million at December 31, 2008, and net premiums written of $2,750.2 million, the ratio of premium writings to surplus was 2.0 to 1.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures.  Primary market risk exposures are to changes in interest rates, equity prices and credit risk.  Adverse changes to these rates and prices may occur due to changes in the liquidity of a market, or to changes in market perceptions of credit worthiness and risk tolerance.  The following disclosure reflects estimates of future performance and economic conditions.  Actual results may differ.

Overview

The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary.  Executive oversight of investment activities is conducted primarily through the investment committee.  The investment committee focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns.

The Company manages exposures to market risk through the use of asset allocation, duration, credit ratings, and value-at-risk limits.  Asset allocation limits place restrictions on the total funds that may be invested within an asset class. Duration limits on the fixed maturities portfolio place restrictions on the amount of interest rate risk that may be taken.  Value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed maturities and equity markets based on historical volatilities and correlations among market risk factors.  Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.

Interest rate risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities.  This risk arises from many of its primary activities, as the Company invests substantial funds in interest sensitive assets and issues interest sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.

The Company invests its assets primarily in fixed maturity investments, which at December 31, 2008 comprised approximately 85% of total investments at fair value.  Tax-exempt bonds represent 88% of the fixed maturity investments with the remaining amount consisting of sinking fund preferred stocks and taxable bonds.  Equity securities account for approximately 8.4% of total investments at fair value.  The remaining 6.6% of the investment portfolio consists of highly liquid short-term investments which are primarily short-term money market funds.

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

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date.  Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration.  Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline.  The increase in municipal bond credit spreads in 2008 caused the overall market interest rate to increase, which resulted in the increase in the duration of the Company’s portfolio.  Consequently, the modified duration of the bond portfolio is 7.2 years at December 31, 2008 compared to 4.4 years and 4.0 years at December 31, 2007 and 2006, respectively.  Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at December 31, 2008 would decrease by approximately $179 million or $357 million, respectively.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125 million fixed 7.25% rate senior notes for a floating rate.  The interest rate swap has the effect of hedging the fair value of the senior notes.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At December 31, 2008, the Company’s primary objective for common equity investments is current income.  The fair value of the equity investment consists of $236.8 million in common stocks and $10.6 million in non-sinking fund preferred stocks.  The common stock equity assets are typically valued for future economic prospects as perceived by the market.

The common equity portfolio represents approximately 8.1% of total investments at fair value.  Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market.  The average Beta for the Company’s common stock holdings was 1.14.  Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $67 million or $135 million, respectively.

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations.  Credit risk is managed by maintaining a minimum average fixed maturities portfolio credit quality rating of AA, unchanged from December 31, 2007.  Historically, the ten-year default rate per Moody’s for AA-rated municipal bonds has been less than 1%.  The Company’s bond holdings are broadly diversified geographically, within the tax-exempt sector,  representing approximately 88% of fixed maturity securities at December 31, 2008 at fair value.  Remaining fixed maturity securities in the taxable sector consist principally of investment grade issues, of which approximately 59% represents U.S. government bonds and agencies, which were rated at AAA at December 31, 2008.  The Company believes that its conservative approach to credit risk has served it well in the current economic climate, allowing for a competitive advantage over many insurers exposed to such risk.

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies; a successful integration of the operations of AIS and the achievement of the synergies and revenue growth from the acquisition of AIS; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws or regulations, tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for private passenger automobile policies issued in states where the Company does business; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the general market risk associated with the Company’s investment portfolio, including the impact of the current liquidity crisis and economic weakness on the Company’s market and investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control.  GAAP prescribes when a Company may reserve for particular risks including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency.  Reported results may therefore appear to be volatile in certain periods.

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

Quarterly Financial Information

Summarized quarterly financial data for 2008 and 2007 is as follows (in thousands except per share data):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Net premiums earned	$720,916	$711,204	$696,605	$680,114
Change in fair value of investments pursuant to
the adoption of SFAS No. 159	$(93,287)	$22,574	$(254,121)	$(186,602)
(Loss) Income before income taxes	$(19,067)	$96,256	$(253,318)	$(274,732)
Net (loss) income	$(3,961)	$70,726	$(140,539)	$(168,345)
Basic earnings per share	$(0.07)	$1.29	$(2.57)	$(3.07)
Diluted earnings per share	$(0.07)	$1.29	$(2.57)	$(3.07)
Dividends declared per share	$0.58	$0.58	$0.58	$0.58

2007
Net premiums earned	$755,752	$754,076	$748,798	$735,251
Income before income taxes	$81,499	$95,117	$83,675	$54,745
Net income	$60,453	$69,509	$63,278	$44,592
Basic earnings per share	$1.11	$1.27	$1.16	$0.81
Diluted earnings per share	$1.10	$1.27	$1.15	$0.81
Dividends declared per share	$0.52	$0.52	$0.52	$0.52

Net income during 2008 was largely affected by changes in the fair value of the investment portfolio measured at fair value pursuant to SFAS No. 159.  As a result of the adoption of SFAS No. 159 on January 1, 2008, the change in unrealized gains and losses on all investments are recorded as realized gains and losses on the statements of operations.  During 2008, the investment markets have experienced substantial volatility due to uncertainty in the credit markets and a global economic recession.  In the third and fourth quarters of 2008, this uncertainty developed into a credit crisis that led to extreme volatility in the capital markets, a widening of credit spreads beyond historic norms and a significant decline in asset values across most asset categories.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	68
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007	70
Consolidated Statements of Operations for Each of the Years in the Three-Year Period
Ended December 31, 2008	71
Consolidated Statements of Comprehensive (Loss) Income for Each of the Years in the Three-Year Period
Ended December 31, 2008	72
Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period
Ended December 31, 2008	73
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period
Ended December 31, 2008	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009  expressed an unqualified opinion on the effectiveness of Mercury General Corporation and subsidiaries’  internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, as of January 1, 2008.

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mercury General Corporation:

We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Amounts in thousands, except share data)

ASSETS	2008	2008

Investments:
Fixed maturities trading, at fair value (amortized cost $2,728,471)	$2,481,673	$-
Fixed maturities available for sale, at fair value (amortized cost $2,860,455)	-	2,887,760
Equity securities available for sale, at fair value (cost $317,869)	-	413,123
Equity securities trading, at fair value (cost $403,773; $13,126)	247,391	15,114
Short-term investments, at fair value in 2008; at cost in 2007 (cost $208,278 in 2008)	204,756	272,678
Total investments	2,933,820	3,588,675
Cash	35,396	48,245
Receivables:
Premiums receivable	268,227	294,663
Premium notes	25,699	27,577
Accrued investment income	36,540	36,436
Other	9,526	9,010
Total receivables	339,992	367,686
Deferred policy acquisition costs	200,005	209,805
Fixed assets, net	191,777	172,357
Current income taxes	43,378	-
Deferred income taxes	171,025	-
Other assets	34,802	27,728
Total assets	$3,950,195	$4,414,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses	1,133,508	1,103,915
Unearned premiums	879,651	938,370
Notes payable	158,625	138,562
Accounts payable and accrued expenses	93,864	125,755
Current income taxes	-	3,150
Deferred income taxes	-	30,852
Other liabilities	190,496	211,894
Total liabilities	2,456,144	2,552,498
Commitments and contingencies
Shareholders' equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,763,713 in 2008
and 54,729,913 shares in 2007	71,428	69,369
Accumulated other comprehensive (loss) income	(876)	80,557
Retained earnings	1,423,499	1,712,072
Total shareholders' equity	1,494,051	1,861,998
Total liabilities and shareholders' equity	$3,950,195	$4,414,496

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,
(Amounts in thousands, except per share data)

	2008	2007	2006
Revenues:
Net premiums earned	$2,808,839	$2,993,877	$2,997,023
Net investment income	151,280	158,911	151,099
Net realized investment (losses) gains	(550,520)	20,808	15,436
Other	4,597	5,154	5,185
Total revenues	2,414,196	3,178,750	3,168,743
Expenses:
Losses and loss adjustment expenses	2,060,409	2,036,644	2,021,646
Policy acquisition costs	624,854	659,671	648,945
Other operating expenses	174,828	158,810	176,563
Interest	4,966	8,589	9,180
Total expenses	2,865,057	2,863,714	2,856,334
(Loss) Income before income taxes	(450,861)	315,036	312,409
Income tax (benefit) expense	(208,742)	77,204	97,592
Net (loss) income	$(242,119)	$237,832	$214,817
Basic earnings per share	$(4.42)	$4.35	$3.93
Diluted earnings per share	$(4.42)	$4.34	$3.92

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years ended December 31,
(Amounts in thousands)

	2008	2007	2006
Net (loss) income	$(242,119)	$237,832	$214,817
Other comprehensive income (loss), before tax:
Losses on hedging instrument	(1,348)	-	-
Unrealized gains on securities:
Unrealized holding gains arising during period	-	25,583	12,144
Less: reclassification adjustment for net gains included in net income	-	(8,800)	(7,373)
Other comprehensive income (loss), before tax	(1,348)	16,783	4,771
Income tax benefit related to losses on hedging instrument	(472)	-	-
Income tax expense related to unrealized holding gains
arising during period	-	8,958	4,248
Income tax benefit related to reclassification adjustment for net
gains included in net income	-	(3,080)	(2,580)
Comprehensive (loss) income, net of tax	$(242,995)	$248,737	$217,920

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31,
(Amounts in thousands)

	2008	2007	2006
Common stock, beginning of year	$69,369	$66,436	$63,103
Proceeds of stock options exercised	1,286	2,173	1,943
Share-based compensation expense	652	487	885
Tax benefit on sales of incentive stock options	121	273	505
Common stock, end of year	71,428	69,369	66,436

Accumulated other comprehensive income, beginning of year	80,557	69,652	66,549
Net increase (decrease) in other comprehensive income, net of tax	(81,433)	10,905	3,103
Accumulated other comprehensive (loss) income, end of year	(876)	80,557	69,652

Retained earnings, beginning of year	1,712,072	1,588,042	1,478,185
Cumulative effect of accounting changes, net of tax	80,557	-	-
Net (loss) income	(242,119)	237,832	214,817
Dividends paid to shareholders	(127,011)	(113,802)	(104,960)
Retained earnings, end of year	1,423,499	1,712,072	1,588,042

Total shareholders' equity	$1,494,051	$1,861,998	$1,724,130

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(242,119)	$237,832	$214,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,037	26,324	24,262
Net realized investment losses (gains)	550,520	(20,808)	(15,436)
Bond amortization, net	12,263	7,414	4,701
Excess tax benefit from exercise of stock options	(121)	(273)	(505)
Decrease (increase) in premiums receivable	26,436	4,109	(13,989)
Decrease (increase) in premiums notes receivable	1,878	2,036	(2,611)
Decrease (increase) in deferred policy acquisition costs	9,800	(22)	(11,840)
Increase in unpaid losses and loss adjustment expenses	29,593	15,093	66,219
(Decrease) increase in unearned premiums	(58,719)	(11,974)	47,777
(Decrease) increase in liability for taxes	(247,812)	(21,817)	24,435
Decrease in accounts payable and accrued expenses	(30,816)	(12,264)	2,741
Decrease (increase) in trading securities in nature, net of realized gains and losses	3,463	(10,101)	-
Share-based compensation	652	487	886
Decrease in other payables	(11,969)	(1,860)	(4,739)
Other, net	(5,485)	1,120	29,686
Net cash provided by operating activities	64,601	215,296	366,404
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(673,231)	(1,782,206)	(2,701,195)
Sales	550,687	1,442,863	1,912,718
Calls or maturities	235,846	311,714	522,193
Equity securities available for sale in nature:
Purchases	(386,585)	(578,573)	(429,564)
Sales	282,650	546,314	404,730
Net (decrease) increase in payable for securities	(1,050)	(5,141)	949
Net decrease in short-term investments	68,002	9,624	38,747
Purchase of fixed assets	(48,513)	(41,211)	(43,852)
Sale of fixed assets	1,514	1,110	529
Other, net	5,334	3,455	8,675
Net cash provided by (used in) investing activities	34,654	(92,051)	(286,070)
Cash flows from financing activities:
Dividends paid to shareholders	(127,011)	(113,802)	(104,960)
Excess tax benefit from exercise of stock options	121	273	505
Repayment of debt	(4,500)	(11,250)	-
Proceeds from stock options exercised	1,286	2,173	1,943
Proceeds from bank loan	18,000	-	-
Net cash used in financing activities	(112,104)	(122,606)	(102,512)
Net (decrease) increase in cash	(12,849)	639	(22,178)
Cash:
Beginning of the year	48,245	47,606	69,784
End of year	$35,396	$48,245	$47,606
See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

(1)  Significant Accounting Policies

Principles of Consolidation and Presentation

The Company operates primarily as a private passenger automobile insurer selling policies through a network of independent agents and brokers in thirteen states.  The Company also offers homeowners insurance, commercial automobile and property insurance, mechanical breakdown insurance, commercial and dwelling fire insurance and umbrella insurance.  The private passenger automobile lines of insurance exceeded 83% of the Company’s direct premiums written in 2008, 2007 and 2006, with approximately 80%, 79% and 75% of the private passenger automobile premiums written in the state of California during 2008, 2007 and 2006, respectively.

The consolidated financial statements include the accounts of Mercury General and its directly and indirectly wholly owned insurance and non-insurance subsidiaries.  The insurance subsidiaries are MCC, MIC, CAIC, CGU, MIC IL, MIC GA, MID GA, MNIC, AMI, AML, MCM, MIC FL and MID AM.  The non-insurance subsidiaries are MSMC, AMMGA, Concord, MIS LLC and MGI.  AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC.  MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements.  The consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

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

Investments

Effective January 1, 2008, the Company adopted SFAS No. 159.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  Entities that elect the fair value option report unrealized gains and losses in earnings at each subsequent reporting date.  The Company elected to apply the fair value option of SFAS No. 159 to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated.

Effective January 1, 2008, the losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations.  Interest and dividend income on the investment holdings is recognized on an accrual basis on each measurement date and is included in net investment income in the Company’s consolidated statements of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).  SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of operations.  The Company adopted SFAS No. 155 on January 1, 2007.  As SFAS No. 159 incorporates accounting and disclosure requirements that are similar to those of SFAS No. 155, effective January 1, 2008, SFAS No. 159 rather than SFAS No. 155 is applied to the Company’s fair value elections for hybrid financial instruments.

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors.  Fixed maturity securities are reported at fair value.  Prior to the adoption of SFAS No. 159, these securities were carried at fair value with the corresponding unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive income.  Premiums and discounts on fixed maturities are amortized using first call date and are adjusted for anticipated prepayments.  Mortgage-backed securities at amortized cost are adjusted for anticipated prepayment using the prospective method.  Equity holdings, including non-redeemable fund preferred stocks, are with minor exceptions, actively traded on national exchanges and are valued at the last transaction price on the balance sheet date.

Equity securities include common stocks, nonredeemable preferred stocks and other risk investments and are reported at quoted fair values.  Prior to the adoption of SFAS No. 159, changes in fair value of these securities, net of deferred income taxes, were reflected as unrealized gains and losses in accumulated other comprehensive income.

Prior to the adoption of SFAS No. 159, when a decline in value of fixed maturities or equity securities was considered other than temporary, a loss was recognized in the consolidated statements of operations.  Realized capital gains and losses were included in the consolidated statements of operations based upon the specific identification method.

Short-term investments include money market accounts, options and short-term bonds expected to mature within one year.  Prior to the adoption of SFAS No. 159, short-term bonds were carried at cost, which approximated fair value.  Effective January 1, 2008, short-term investments are reported at fair value.  As of December 31, 2008, liabilities for covered call options of $2.8 million and short sales of $2.5 million were included in other liabilities.

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

Fair Value of Financial Instruments

As discussed above, all investments, including short-term investments, are carried on the balance sheet at fair value.  The carrying amounts and fair values for investment securities are disclosed in Note 2 of Notes to Consolidated Financial Statements and were drawn from standard trade data sources such as market and broker quotes, with the exception of $3 million of fixed maturities, at fair value at December 31, 2008, for which management determined fair value estimates using discounted cash flow models.  The carrying value of receivables, accounts payable and accrued expenses and other liabilities is equivalent to the estimated fair value of those items.

Premium Income Recognition

Insurance premiums are recognized as income ratably over the term of the policies in proportion to the amount of insurance protection provided.  Unearned premiums are computed on a monthly pro rata basis.  Unearned premiums are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets and other receivables.  Net premiums of $2.75 billion, $2.98 billion, and $3.04 billion were written in 2008, 2007 and 2006, respectively.

No agent or broker accounted for more than 2% of direct premiums written except AIS which produced approximately 15%, 14% and 13% during 2008, 2007, and 2006, respectively, of the Company’s direct premiums written.  Effective January 1, 2009, MCC acquired all of the membership interests of AIS Management LLC, a California limited liability company, which is the parent company of AIS and PoliSeek AIS Insurance Solutions, Inc.

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

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units.  The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment at December 31, 2008.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value which is generally based on information obtained from independent parties.  SFAS No. 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  The Company’s derivative instruments include interest rate swap agreements and are used to hedge the exposure to:

• Changes in fair value of an asset or liability (fair value hedge);

• Variable cash flows of a forecasted transaction (cash flow hedge).

At December 31, 2008, the Company held one fair value hedge and one cash flow hedge, compared to one fair value hedge at December 31, 2007.

Derivatives designated as hedges are evaluated based on established criteria to determine the effectiveness of their correlation to, and ability to reduce the designated risk of specific securities or transactions.  Effectiveness is reassessed on a quarterly basis.  Hedges that are deemed to be effective are accounted for as follows:

• Fair value hedge: changes in fair value of the hedging instrument, as well as the hedged item, are recognized in income in the period of change.

• Cash flow hedge:  changes in fair value of the hedging instrument are reported as a component of accumulated other comprehensive income and subsequently amortized into earnings over the life of the hedged transactions.

If a hedge is deemed to become ineffective, it is accounted for as follows:

• Fair value hedge: changes in fair value of the hedging instrument, as well as the hedged item, are recognized in earnings for the current period.

• Cash flow hedge:  changes in fair value of the hedging instrument are reported in earnings for the current period. If it is determined that a hedging instrument no longer meets the Company’s risk reduction and correlation criteria, or if the hedging instrument expires, any accumulated balance in other comprehensive income is recognized in earnings in the period of determination.

Earnings Per Share

Earnings per share is presented in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires presentation of basic and diluted earnings per share for all publicly traded companies.  Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  At December 31, 2008, potential dilutive common shares consist of outstanding stock options.  Note 13 of Notes to Consolidated Financial Statements contains the required disclosures relating to the calculation of basic and diluted earnings per share.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about a public business enterprise’s operating segments.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.  The Company does not have any operations that require separate disclosure as reportable operating segments for the periods presented.

The annual direct premiums written attributable to private passenger and commercial automobile, homeowners and other lines of insurance were as follows:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Private Passenger Automobile	$2,304,237	$2,496,572	$2,559,566
Commercial Automobile	107,143	123,459	142,508
Homeowners	234,033	235,006	222,277
Other lines	106,481	127,657	127,739
Total	$2,751,894	$2,982,694	$3,052,090

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and reflected in the financial statements in the period enacted.  At December 31, 2008, the Company’s deferred income taxes were in a net asset position, compared to a net liability position at December 31, 2007.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  Under the modified prospective transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest.  The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values, as discussed in Note 12 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities.  In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.  SFAS No. 157 redefines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Such considerations include inputs to broker quotes, assumptions regarding future cash flows and use of risk-adjusted discount rates.  The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

As discussed above, effective January 1, 2008, the Company adopted SFAS No. 159, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value.  The Company elected to apply the fair value option of SFAS No. 159 to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized, including hybrid financial instruments with embedded derivatives that would otherwise need to be bifurcated.  The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

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

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)").  While SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations” (“SFAS No. 141”), that the acquisition method (referred to as the purchase method in SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination, SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  Additionally, SFAS No. 141(R) requires costs incurred to effect the acquisition to be recognized separately from the acquisition rather than included in the cost allocated to the assets acquired and liabilities assumed.  SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period impact income tax expense.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope of accounting of SFAS No. 133.  SFAS No. 161 requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and its related interpretations; and how the instrument affects the entity’s financial position, financial performance, and cash flows.  Quantitative disclosures should include information about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements.  Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (“GAAP hierarchy”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  SFAS No. 162 became effective in 2008 and did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company adopted FSP FAS 142-3 on January 1, 2009.  The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

(2)  Investments and Investment Income

Investment Income

A summary of net investment income is shown in the following table:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Interest and dividends on fixed maturities	$138,287	$141,021	$130,339
Dividends on equity securities	9,431	9,476	8,152
Interest on short-term investments	5,582	13,452	15,557
Total investment income	153,300	163,949	154,048
Investment expense	2,020	5,038	2,949
Net investment income	$151,280	$158,911	$151,099

Realized Investment Gains and Losses

Effective January 1, 2008, the losses due to changes in fair value for items measured at fair value pursuant to the Company’s election of the fair value option are included in net realized investment gains and losses in the Company’s consolidated statements of operations.

The following table presents losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159:

Year ended December 31,
2008
(Amounts in thousands)
Fixed maturity securities	$(274,103)
Equity securities	(251,644)
Short-term investments	3
Total	$(525,744)

A summary of net realized investment gains and losses is as follows:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Net realized (losses) gains from investments and other liabilities:
Fixed maturities	$(280,522)	$(12,830)	$(3,611)
Equity securities	(281,316)	32,141	9,283
Short-term investments	(4,177)	(8,342)	(2,832)
Other liabilities *	15,495	9,839	12,596
Total	$(550,520)	$20,808	$15,436

* Other liabilities include call option and short sale transactions

Net realized gains and losses from investments included losses of $527.7 million related to trading securities which were still held at December 31, 2008.

Net realized investment gains and losses included investment impairment write-downs of $22.7 million and $2.0 million in 2007 and 2006, respectively.  In addition, in 2007, net realized investment gains and losses also included $2.0 million gain and $1.4 million loss related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Fixed maturities available for sale:
Gross realized gains	$-	$1,626	$541
Gross realized losses	-	(4,196)	(3,778)
Net	$-	$(2,570)	$(3,237)

Fixed maturities trading:
Gross realized gains	$5,436	$-	$-
Gross realized losses	(11,855)	-	-
Net	$(6,419)	$-	$-

Equity securities available for sale:
Gross realized gains	$-	$69,288	$30,990
Gross realized losses	-	(20,773)	(10,955)
Net	$-	$48,515	$20,035

Equity securities trading:
Gross realized gains	$26,795	$7,145	$-
Gross realized losses	(54,489)	(5,431)	-
Net	$(27,694)	$1,714	$-

Short-term investments	$(804)	$(8,342)	$(2,832)

Unrealized Investment Gains and Losses in 2007 and 2006

Effective January 1, 2008, the Company adopted SFAS No. 159.  The gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option were included in net realized investment losses for 2008.  A summary of the net increase and decrease in unrealized investment gains and losses less applicable income tax expense or benefit for 2007 and 2006 is as follows:

	Year ended December 31,
	2007	2006
	(Amounts in thousands)
Net (decrease) increase in net unrealized investment gains and losses:
Fixed maturities available for sale	$(18,612)	$(4,538)
Income tax benefit	(6,514)	(1,589)
Total	$(12,098)	$(2,949)
Equity securities	$35,382	$9,311
Income tax expense	12,379	3,259
Total	$23,003	$6,052

Accumulated unrealized gains and losses on securities available for sale are as follows:

December 31, 2007
(Amounts in thousands)
Fixed maturities available for sale:
Unrealized gains	$54,975
Unrealized losses	(26,314)
Tax effect	(10,031)
Total	$18,630
Equity securities available for sale:
Unrealized gains	$104,717
Unrealized losses	(9,463)
Tax effect	(33,326)
Total	$61,928

Fair Value of Investments in 2008

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company primarily utilizes independent pricing services to obtain fair values on its portfolio except for 1% of its portfolio at fair value where unadjusted broker quotes are obtained and less than 1% for which management performed discounted cash flow modeling.

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

Level 2 Measurements

Municipal securities: Municipal bonds are valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

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

Level 3 Measurements

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable.  Included in this category are $3.0 million of auction rate securities (“ARS”).  ARS are valued based on a discounted cash flow model with certain inputs that are significant to the valuation, but are not market observable.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains and losses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,898	$-	$-	$9,898
Municipal securities	-	2,184,684	2,984	2,187,668
Mortgage-backed securities	-	202,326	-	202,326
Corporate securities	-	65,727	-	65,727
Redeemable preferred stock	-	16,054	-	16,054
Equity securities:
Common stock:
Public utilities	39,148	-	-	39,148
Banks, trusts and insurance companies	11,328	-	-	11,328
Industrial and other	186,294	-	-	186,294
Non-redeemable preferred stock	-	10,621	-	10,621
Short-term investments	204,756	-	-	204,756
Derivative contracts	-	13,046	-	13,046
Total assets at fair value	$451,424	$2,492,458	$2,984	$2,946,866
Liabilities
Notes payable	-	139,276	-	139,276
Derivative contracts	2,803	-	-	2,803
Other	2,492	-	-	2,492
Total liabilities at fair value	$5,295	$139,276	$-	$144,571

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

The following table provides a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31, 2008:

Year ended
December 31, 2008
Fixed Maturities
(in thousands)
Fair value at December 31, 2007	$-
Transfers in and/or (out) of Level 3	4,705
Realized (losses) gains included in earnings	(1,721)
Fair value at December 31, 2008	$2,984

The amount of total losses for the period included in earnings
attributable to assets still held at December 31, 2008	$(1,721)

Losses included in earnings are reported in net realized investment gains and losses.

Fair Value of Investments in 2007

The amortized cost and estimated fair value of investments in fixed maturities available-for-sale (excluding hybrid financial instruments with an estimated fair value of $31.8 million) as of December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$36,157	$283	$65	$36,375
Municipal securities	2,435,215	49,878	20,552	2,464,541
Mortgage-backed securities	227,606	2,018	2,049	227,575
Corporate securities	126,272	2,789	3,633	125,428
Redeemable preferred stock	2,079	7	15	2,071
Total	$2,827,329	$54,975	$26,314	$2,855,990

The Company monitors its investments closely.  Prior to the adoption of SFAS No. 159 on January 1, 2008, if an unrealized loss was determined to be other than temporary, it was written off as a realized loss through the consolidated statements of operations.  The Company’s assessment of other-than-temporary impairments was security-specific as of the balance sheet date and considered various factors including the length of time and the extent to which the fair value had been lower than the cost, the financial condition and the near-term prospects of the issuer, whether the debtor was current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the securities until they mature or recover their value.  The Company recognized $22.7 million in realized losses as other-than-temporary declines to its investment securities during 2007.

The following table illustrates the gross unrealized losses on securities available for sale and the fair value of those securities, aggregated by investment category as of December 31, 2007.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. government bonds and agencies	$64	$13,140	$1	$1,300	$65	$14,440
Municipal securities	12,342	788,701	8,210	294,940	20,552	1,083,641
Mortgage-backed securities	606	35,733	1,443	64,509	2,049	100,242
Corporate securities	2,177	18,141	1,456	48,444	3,633	66,585
Redeemable preferred stock	4	492	11	1,184	15	1,676
Subtotal, fixed maturity securities	15,193	856,207	11,121	410,377	26,314	1,266,584
Equity securities	8,882	81,215	581	4,060	9,463	85,275
Total temporarily impaired securities	$24,075	$937,422	$11,702	$414,437	$35,777	$1,351,859

As presented above, at December 31, 2007, the gross unrealized losses on securities available for sale were $35.8 million, which represented 1% of total investments at amortized cost.  These unrealized losses consisted mostly of individual securities with unrealized losses of less than 20% of each security’s amortized cost.  Of these, the most significant unrealized loss related to one corporate bond with an unrealized loss of approximately $1.3 million and with a market value decline of 13% of amortized cost.  Approximately $1.2 million of the total gross unrealized losses related to 26 individual equity securities and one fixed maturity security with unrealized losses that exceed 20% of each security’s amortized cost.  None of these 27 securities had unrealized losses greater than $0.1 million nor had they been in an unrealized loss position for more than 12 months.

Based upon the Company’s analysis of the securities, which included consideration of the status of debt servicing for fixed maturities and third party analyst estimates for the equity securities, and the Company’s intent and ability to hold the securities until they mature or recover their costs, the Company concluded that the gross unrealized losses of $35.8 million at December 31, 2007 were temporary in nature.

Unrealized losses that had been in a continuous unrealized loss position over 12 months were mostly accounted for by unrealized losses of fixed maturity securities, and amounted to 0.3% of the total investment market value at December 31, 2007.

Contractual Maturity

At December 31, 2008, bond holdings rated below investment grade or non rated were 3.6% of total investments at fair value.  Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform.  Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.  The amortized cost and estimated fair value of fixed maturities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Due in one year or less	$27,298	$24,813
Due after one year through five years	215,855	207,234
Due after five years through ten years	554,761	522,501
Due after ten years	1,714,074	1,524,799
Mortgage-backed securities	216,483	202,326
Total	$2,728,471	$2,481,673

(3)  Fixed Assets

A summary of fixed assets follows:

	December 31,
	2008	2007
	(Amounts in thousands)
Land	$26,768	$23,353
Buildings	114,185	94,827
Furniture and equipment	124,531	116,531
Capitalized software	84,021	74,307
Leasehold improvements	5,203	4,468
	354,708	313,486
Less accumulated depreciation	(162,931)	(141,129)
Net fixed assets	$191,777	$172,357

Depreciation expense including amortization of leasehold improvements was $27.0 million, $26.3 million, and $24.3 million during 2008, 2007 and 2006, respectively.

(4)  Deferred Policy Acquisition Costs

Policy acquisition costs incurred and amortized are as follows:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Balance, beginning of year	$209,805	$209,783	$197,943
Costs deferred during the year	615,054	659,692	660,785
Amortization charged to expense	(624,854)	(659,670)	(648,945)
Balance, end of year	$200,005	$209,805	$209,783

(5)  Notes Payable

Notes Payable consists of the following:

	2008	2007
	(Amounts in thousands)
Unsecured senior notes	$158,625	$134,062
Secured promissory note	-	4,500
Total	$158,625	$138,562

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million.  The Company financed the transaction through an $18 million bank loan.  On January 2, 2009, the loan was secured by municipal bonds pledged as collateral.  The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points.  On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%, which expires on March 1, 2013.  The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate.  The swap is designated as a cash flow hedge.  The fair value of the interest rate swap was negative $1,348,000, pre-tax, at December 31, 2008 and has been recorded as a component of accumulated other comprehensive income and amortized into earnings over the life of the hedged transaction.  The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during 2008.

The Company’s acquisition of AIS was effective January 1, 2009 for $120 million.The acquisition was financed by a $120 million credit facility that is secured by municipal bonds pledged as collateral.  The credit facility calls for the minimum amount of collateral pledged multiplied by the bank's “advance rates” to be greater than the loan amount.  The collateral requirement is calculated as the fair market value of the municipal bonds pledged multiplied by the advance rates, which vary based on the credit quality and duration of the assets pledged and range between 75% and 100% of the fair value of each bond.  The loan matures on January 1, 2012 with interest payable at a floating rate of LIBOR rate plus 125 basis points.  On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%.  The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate.  The swap is not designated as a hedge.  Changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

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

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points.  The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined.  The swap reduced interest expense in 2006, 2007 and 2008, but does expose the Company to higher interest expense in future periods if LIBOR rates increase.  The effective annualized interest rate was 3.3%, 6.4% and 6.6% in 2008, 2007 and 2006, respectively.  The swap is designated as a fair value hedge and qualifies for the “shortcut method” under SFAS No. 133, because the hedge is deemed to have no ineffectiveness.  The fair value of the interest rate swap was $14,393,000 and $9,218,000 at December 31, 2008 and 2007, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable.  The interest rate swap was determined to be highly effective and no amount of ineffectiveness was recorded in earnings during 2008, 2007 and 2006.

In October 2007, the Company completed the acquisition of a 4.25 acre parcel of land in Brea, California. In conjunction with the purchase, the Company entered into an 18-month lease agreement with the seller allowing the seller to use the property during the lease term.  Also, as part of the acquisition, the Company issued a secured promissory note in the amount of $4,500,000 without interest.  In December 2008, the note was paid in full and the lease agreement with the seller was terminated.  The Company has taken possession of the property at December 31, 2008.

The aggregated maturities for notes payable are as follows:

Year	Maturity
2009	$-
2010	$-
2011	$125,000,000
2012	$120,000,000
2013	$18,000,000

(6)  Income Taxes

Income tax provision

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax (benefit) expense consists of the following components:

	Year ended December 31,
	2008	2007	2006
Federal	(Amounts in thousands)
Current	$14,090	$82,016	$80,069
Deferred	(196,902)	(7,844)	(7,169)
	$(182,812)	$74,172	$72,900
State
Current	$(22,000)	$1,994	$23,039
Deferred	(3,930)	1,038	1,653
	$(25,930)	$3,032	$24,692
Total
Current	$(7,910)	$84,010	$103,108
Deferred	(200,832)	(6,806)	(5,516)
Total	$(208,742)	$77,204	$97,592

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on (loss) income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Computed tax (benefit) expense at 35%	$(157,801)	$110,263	$109,343
Tax-exempt interest income	(38,902)	(38,254)	(33,325)
Dividends received deduction	(1,966)	(2,087)	(1,902)
Reduction of losses incurred deduction	6,106	6,014	5,245
State tax, penalty and interest (refund) assessment	(17,511)	-	16,144
State tax expense	(830)	1,989	2,679
Other, net	2,162	(721)	(592)
Income tax (benefit) expense	$(208,742)	$77,204	$97,592

Deferred Tax Asset and Liability

The temporary differences that give rise to a significant portion of the deferred tax assets and liabilities relate to the following:

	December 31,
	2008	2007
	(Amounts in thousands)
Deferred tax assets
20% of net unearned premium	$63,858	$68,027
Discounting of loss reserves and salvage and subrogation recoverable
for tax purposes	16,711	15,941
Write-down of impaired investments	6,394	11,549
Tax benefit on net unrealized losses on securities carried at fair value	142,886	-
Tax credit carryforward	13,024	-
Expense accruals	16,096	15,276
Other deferred tax assets	9,360	3,787
Total gross deferred tax assets	268,329	114,580
Deferred tax liabilities
Deferred acquisition costs	(70,002)	(73,432)
Tax liability on net unrealized gain on securities carried at fair value	-	(43,357)
Tax depreciation in excess of book depreciation	(14,228)	(10,073)
Accretion on bonds	-	(945)
Undistributed earnings of insurance subsidiaries	(2,804)	(5,113)
Accounting method transition adjustments	(5,855)	(8,278)
Other deferred tax liabilities	(4,415)	(4,234)
Total gross deferred tax liabilities	(97,304)	(145,432)
Net deferred tax assets (liabilities)	$171,025	$(30,852)

Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature prior to their expiration.  The Company has the ability and intent, through the use of prudent tax planning strategies and the generation of capital gains to generate income sufficient to avoid losing the benefits of its deferred tax assets.  As a result, although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2007 for federal taxes and 2001 through 2007 for California state taxes.

On July 1, 2008, the California Superior Court ruled in favor of the Company in a case filed against the California FTB for tax years 1993 through 1996, entitling the Company to a tax refund of $24.5 million, including interest.  The time period for appeal of the decision has passed and the Company received the full amount on August 15, 2008.  After providing for federal taxes, the Company recognized a net tax benefit of $17.5 million in the third quarter 2008.

The FTB has audited the 1997 through 2002 and 2004 tax returns and accepted the 1997 through 2000 returns to be correct as filed. The Company received a notice of examination for the 2003 tax return from the FTB in January 2008. For the Company’s 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company.  Specifically, the FTB has asserted that payroll and property factors from MIS LLC, a subsidiary of MCC, that are excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors.  In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by MIS LLC should be disallowed. Based on these assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002 and 2004 tax years totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the California SBE. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company adopted the provisions of FIN No. 48 on January 1, 2007.  No adjustment to the Company's financial position was required as a result of the implementation of this Interpretation.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at January 1, 2008	$4,418
Additions based on tax positions related to the current year	1,236
Additions for tax positions of prior years	347
Reductions for tax positions related to the current year	(24)
Reductions as a result of as lapse of the applicable statue of limitations	(80)
Balance at December 31, 2008	$5,897

As presented above, the balance of unrecognized tax benefits at December 31, 2008 was $5,897,000.  Of this total, $4,914,000 represents unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would affect the Company's effective tax rate.

Management anticipates that it is reasonably possible that the Company's total amount of unrecognized tax benefits will increase within the next twelve months by approximately $700,000 to $1,000,000 related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes.  During the years ended December 31, 2008, 2007, and 2006, the Company recognized net interest and penalty expense or (refunds) of $(16,672,000), $450,000, and $14,432,000, respectively.  The Company carried an accrued interest and penalty balance of $1,334,000 and $710,000 at December 31, 2008 and 2007, respectively.

(7)  Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Gross reserves, beginning of year	$1,103,915	$1,088,822	$1,022,603
Less reinsurance recoverable	(4,457)	(6,429)	(16,969)
Net reserves, beginning of year	1,099,458	1,082,393	1,005,634
Incurred losses and loss adjustment expenses related to:
Current year	1,971,767	2,017,120	2,000,357
Prior years	88,642	19,524	21,289
Total incurred losses and adjustment expenses	2,060,409	2,036,644	2,021,646
Loss and loss adjustment expense payments related to:
Current year	1,316,242	1,345,234	1,311,982
Prior years	715,846	674,345	632,905
Total payments	2,032,088	2,019,579	1,944,887

Net reserves, end of year	1,127,779	1,099,458	1,082,393
Reinsurance recoverable	5,729	4,457	6,429
Gross reserves, end of year	$1,133,508	$1,103,915	$1,088,822

The increase in the provision for insured events of prior years in 2008 of approximately $89 million resulted primarily from two sources.  The estimates for California Bodily Injury Severities and California Defense and Cost Containment reserves established at December 31, 2007 were too low and accounted for approximately $45 million of the adverse development. The New Jersey reserves established at December 31, 2007 were too low and accounted for approximately $30 million of the adverse development.  In California, the Company experienced a lengthening of the pay-out period for claims that are settled after the first year and a large increase in the average amounts paid on closed claims.  The Company believes that the lengthening of the pay-out periods may be attributable to a law passed in California several years ago that extended the statute for filing claims from one year to two years.  Initial indications, when the law was passed, were that this would have little impact on development patterns and therefore it was not fully factored into the reserve estimates.  In hindsight, claims payouts two to four years after the period-end have increased thereby affecting the loss reserve estimates at December 31, 2007.  The Company believes that it has factored this trend into its reserve estimate at December 31, 2008.  In New Jersey, due to a short operating history and rapid growth in that state, the Company had limited internal historical claims information to estimate BI, PIP and related loss adjustment expense reserves as of December 31, 2007.  Consequently, the Company relied substantially on industry data to help set these reserves.  During 2008, the reserve indications using the Company’s own historical data rather than industry data led to increases in its estimates for both PIP losses and loss adjustment expenses.  In particular, loss severities using Company data for the PIP coverage developed into larger amounts than the industry data suggested.  The Company is now using its own historical data, rather than industry data to set New Jersey loss reserves.  The Company believes that, over time, this will lead to less variation in reserve estimates.

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

In 2008 and 2007, the Company experienced pre-tax catastrophe losses of $26 million and $23 million, respectively.  The pre-tax losses in 2008 were $20 million related to Southern California wildfires and $6 million related to Hurricane Ike in Texas.  The full $23 million of catastrophe losses in 2007 related to Southern California wildfires.

(8)  Shareholder Dividends and Dividend Restrictions

The following table summarizes shareholder dividends paid in total and per-share:

	2008	2007	2006
Total paid	$127,011,000	$113,802,000	$104,960,000
Per-share	$2.32	$2.08	$1.92

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states.  The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations.  For 2009, the direct insurance subsidiaries of the Company are permitted to pay approximately $136.7 million in dividends to the Company without the prior approval of the DOI of the states of domicile.  The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends.  During 2008 and 2007, the Insurance Companies paid ordinary dividends to the Company of $140.0 million and $127.0 million, respectively.

(9)  Supplemental Cash Flow Information

A summary of interest, income taxes paid and net realized gains and losses from sale of investments is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Interest	$5,787	$8,618	$8,702
Income taxes	39,087	100,410	73,144
Net realized (losses) gains from sale of investments	(18,698)	42,553	18,549

In 2007, the Company issued a promissory note of $4.5 million in connection with the acquisition of a 4.25 acre parcel of land in Brea, California.  The note was paid in full in December 2008.

(10) Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments.  Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the NAIC, as well as state laws, regulations, and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed.  As of December 31, 2008, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table summarizes the statutory net loss or income and statutory policyholders’ surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Statutory net income	$86,514	$237,283	$238,138
Statutory surplus	1,371,095	1,721,827	1,579,249

Statutory net income excluded changes in the fair value of the investment portfolio.  As a result of the adoption of SFAS No. 159 on January 1, 2008 for GAAP purposes, the change in unrealized gains and losses on all investments is recorded as realized gains and losses on the consolidated statements of operations.  During 2008, the Company recognized approximately $525.7 million of losses related to the change in fair value of the total investment portfolio as a result of the adoption of SFAS No. 159.

The statutory surplus of each of the Insurance Companies exceeded the highest level of minimum required capital.

(11)  Profit Sharing Plan

The Company, at the option of the Board of Directors, may make annual contributions to an employee Profit Sharing Plan (the “Plan”).  The contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date.  In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan.  No contributions were made by the Company during 2008 compared to $1,900,000 for each of 2007 and 2006.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code.  Company matching contributions, at a rate set by the Board of Directors, totaled $6,802,000, $5,056,000 and $4,512,000 for 2008, 2007 and 2006, respectively.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees.  The Board of Directors authorized the Plan to purchase $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants in 2007 and 2006.  Accordingly, the Company recognized $1.2 million compensation expense in those years.  The Board of Directors did not authorize the purchase of common stock for the Plan for 2008.

(12)  Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Equity Incentive Award Plan (the “2005 Plan”) which succeeded the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 5,400,000 shares of Common Stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards.  The maximum number of shares that may be issued under the 2005 Plan is 5,400,000. As of December 31, 2008, only options and restricted stock awards have been granted under these plans.  Beginning January 1, 2008, options granted for which the Company has recognized share-based compensation expense generally become exercisable 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years.  Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.  The Company has no restricted stock outstanding as of December 31, 2008.

Cash received from option exercises was $1,286,000, $2,173,000 and $1,943,000 during 2008, 2007 and 2006, respectively.  The excess tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $121,000, $273,000 and $505,000 during 2008, 2007 and 2006, respectively.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following grant-date assumptions and weighted-average fair values:

	Year Ended December 31,
	2008	2007	2006
Weighted-average fair value of grants	$4.84	$7.45	$10.62
Expected volatility	17.87%-19.38%	17.87%-18.50%	20.56%-24.22%
Weighted-average expected volatility	18.65%	18.14%	20.56%
Risk-free interest rate	2.93%-3.29%	4.02%-4.91%	4.54%-5.00%
Expected dividend yield	4.54%-4.85%	3.77%-4.13%	3.41%-3.74%
Expected term in months	72	72	72

The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.  The expected volatility on the date of grant is calculated based on historical volatility over the expected term of the options.  The expected term computation is based on historical exercise patterns and post-vesting termination behavior.

A summary of the stock option activity of the Company’s plans in 2008 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000's)
Outstanding at January 1, 2008	477,245	$46.70
Granted	88,000	48.20
Exercised	(33,800)	38.05
Cancelled or expired	-	-
Outstanding at December 31, 2008	531,445	$47.49	6.1	$1,384
Exercisable at December 31, 2008	276,345	$43.64	4.1	$1,384

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2008.  The aggregate intrinsic value of stock options exercised was $442,000, $1,134,000 and $1,661,000 during 2008, 2007 and 2006, respectively.  The total fair value of options vested was $652,000, $487,000 and $886,000 during 2008, 2007 and 2006, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$22.06 to 29.77	18,245	1.1	$24.00	18,245	$24.00
$33.88 to 58.83	513,200	6.2	$48.33	258,100	$45.03

As of December 31, 2008, $1,457,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.9 years.

(13)  Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	2008			2007			2006
	(Amounts in thousands, except per share data)
	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
Basic EPS
Income (Loss) available to
common stockholders	$(242,119)	54,744	$(4.42)	$237,832	54,704	$4.35	$214,817	54,651	$3.93
Effect of dilutive securities:
Options	-	173		-	125		-	135

Diluted EPS
Income (Loss) available to
common stockholders after
assumed conversions	$(242,119)	54,917	$(4.42)	$237,832	54,829	$4.34	$214,817	54,786	$3.92

The antidilutive impact of incremental shares is excluded from loss positions in 2008 in accordance with GAAP.

The diluted weighted shares exclude incremental shares of 305,000, 88,000 and 107,000 for 2008, 2007 and 2006, respectively.  These shares are excluded due to their antidilutive effect.

(14)  Commitments and Contingencies

Leases

The Company is obligated under various non-cancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2014.  For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities.  This liability amounted to approximately $1,426,000 and $1,153,000 at December 31, 2008 and 2007, respectively.  Total rent expense under these lease agreements was $12,002,000, $9,469,000 and $8,292,000 for 2008, 2007 and 2006, respectively.

The annual rental commitments are as follows:

As of December 31, 2008
(Amounts in thousands)
2009	$10,172
2010	9,563
2011	7,550
2012	6,241
2013	2,988
Thereafter	179

California Earthquake Authority

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies through the CEA.  The Company receives a small fee for placing business with the CEA, which was recorded as other income in the consolidated statements of operations.

Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses.  These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment.  Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 26, 2008, was approximately $74 million.

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

In Marissa Goodman, on her own behalf and on behalf of all others similarly situated v. Mercury Insurance Company (Los Angeles Superior Court), filed June 16, 2002, the Plaintiff is challenging the Company’s use of certain automated database vendors to assist in valuing claims for medical payments alleging that they systematically undervalue medical payment claims to the detriment of insured. The Plaintiff is seeking actual and punitive damages. Similar lawsuits have been filed against other insurance carriers in the industry. The case has been coordinated with two other similar cases, and also with ten other cases relating to total loss claims.  The Plaintiff sought class action certification of all of the Company’s insureds from 1998 to the present who presented a medical payments claim, had the claim reduced using the computer program and whose claim did not reach the policy limits for medical payments. The Court certified the class on January 11, 2007. The Company appealed the class certification ruling, and the Court of Appeal stayed the case pending their review. The Company and the Plaintiff subsequently agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. The settlement was approved by the Court on April 24, 2008, and on January 30, 2009, the Court approved the final distribution of the settlement proceeds.

The Company is also involved in proceedings relating to assessments and rulings made by the California Franchise Tax Board.  See Note 6 of Notes to Consolidated Financial Statements.

(15)  Risks and Uncertainties

The economies of California, the United States and the world are experiencing a deepening recession.  There has been a rise in the unemployment rate and significant disruption in the capital markets.  While some economists have predicted an end to this recession by sometime in the second half of 2009, the actual length and depth of the recession and the disruption in the capital markets is currently unknown.

The Company is affected by the recession, particularly in how it impacts the state of California.  The deepening recession with rising unemployment has contributed to declining premium revenues and could lead to further premium revenue declines in the future.  The disruption in the capital markets has led to reductions in the fair value of the Company’s investments which led to significant capital losses in 2008.  Should the capital markets continue to be strained, it is likely that further capital losses will be realized.

The Company is taking steps to align expenses with declining revenues, however, not all expenses can be effectively reduced and continued declines in premium volumes could lead to higher expense ratios.

The Company has recorded a deferred tax asset as a result of the fair value declines in the investment portfolio.  Should the value of the portfolio continue to decline, additional deferred tax assets would be recorded and it is possible that a valuation allowance would be required if the realization of the deferred tax assets becomes unlikely.

The impact on the Company from the recession would also affect the net income and surplus of the Insurance Companies which could impact the ability and capacity of the Company to pay shareholder dividends.

(16)  Subsequent Event

On October 10, 2008, MCC, the primary insurance subsidiary of the Company, entered into the Purchase Agreement with Aon Corporation and Aon Services Group, Inc.  Pursuant to the terms of the Purchase Agreement, effective January 1, 2009, MCC acquired all of the membership interests of AIS Management LLC, which is the parent company of AIS and PoliSeek AIS Insurance Solutions, Inc.  AIS is a major producer of automobile insurance in the state of California and the Company’s largest independent broker producing over $400 million of direct premiums written, which represented approximately 15% and 14% of the Company’s direct premiums written during 2008 and 2007, respectively.  This preexisting relationship did not require measurement at the date of acquisition as there was no settlement of executory contracts between the Company and AIS as part of the acquisition.

The preliminary estimate of goodwill of $36.4 million arising from the acquisition consists largely of the efficiency and economies of scale expected from combining the operations of the Company and AIS.  Goodwill in the amount of $37.3 million is expected to be deductible for income tax purposes and exceeds recorded goodwill due to the capitalization of transaction costs for tax purposes.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon preliminary estimates of their fair values at the acquisition date.  The following table summarizes the consideration paid for AIS and the preliminary allocation of the purchase price.

January 1, 2009
(Amounts in thousands)
Consideration
Cash	$120,000
Fair value of total consideration transferred	$120,000

Acquisition-related costs	$2,000

Recognized amounts of identifiable assets acquired
and liabilities assumed
Financial assets	$12,028
Net property, plant, and equipment	4,115
Favorable leases	1,725
Trade names	15,400
Customer relationships	51,200
Software & technology	4,850
Net deferred tax asset	156
Liabilities assumed	(5,825)
Total identifiable net assets	83,649

Goodwill	36,351
Total	$120,000

The expected weighted-average amortization periods for intangible assets with definite lives, by asset class, are: 24 years for trade names, 11 years for customer relationships, 10 years for technology, 2 years for software and 3 years for lease agreements.

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million.  The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million.  Based on the projected performance of the AIS business over the next two years, the Company does not expect to pay the contingent consideration.  That estimate is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, to which SFAS No. 157 refers as Level 3 inputs.  Key assumptions in determining the estimated contingent consideration include (a) a discount rate of 10.7% and (b) a decline in revenues ranging from -4% to -5%.  As of February 27, 2009, the estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not changed.

The fair value of the financial assets acquired includes cash, receivables from customers and other assets.  The fair value of the liabilities assumed includes accounts payable and other accrued liabilities.

The final purchase price and the valuation of the financial assets acquired and financial liabilities assumed are expected to be completed as soon as practicable, but no later than one year from the date of acquisition.  The final purchase price allocation is still under review, specifically related to the determination of the fair value of current assets, current liabilities, fixed assets, identifiable intangible assets and deferred tax balances.  The Company believes that any adjustments would not be material to the consolidated financial statements and management expects this review to be completed by April 30, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon its assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 69.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

Information regarding executive officers of the Company is included in Part I.  For information called for by Items 10, 11, 12, 13 and 14 reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 13, 2009, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2008 are contained herein as listed in the Index to Consolidated Financial Statements on page 67.

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

3. Exhibits

3.1	(1)	Articles of Incorporation of the Company, as amended to date.
3.2	(2)	Amended and Restated Bylaws of the Company.
3.3	(3)	First Amendment to Amended and Restated Bylaws of the Company.
3.4	(4)	Second Amendment to Amended and Restated Bylaws of the Company.
4.1	(5)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.
4.2	(6)	Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.
4.3	(7)
Officers’ Certificate establishing the Company’s 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

10.1	(1)	Form of Agency Contract.
10.2	(8)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
10.3	(9)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
10.4	(9)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
10.5	(10)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
10.6	(10)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
10.7	(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.
10.8	(11)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.
10.9	(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.
10.10	(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.
10.11	(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.
10.12	(14)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.
10.13	(14)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.
10.14	(15)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.
10.15	(16)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.
10.16	(15)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.
10.17	*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.
10.18	*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.
10.19	(17)*	The 1995 Equity Participation Plan.
10.20	(18)
Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.21	(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.
10.22	(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.
10.23	(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.
10.24	(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.
10.25	(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.
10.26	(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.
10.27	(16)
Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company (formerly known as Elm County Mutual Insurance Company and Vesta County Mutual Insurance Company) and Mercury Insurance Services, LLC (as successor in interest).

10.28	*	Director Compensation Arrangements.
10.29	(19)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.
10.30	(20)*	Mercury General Corporation 2005 Equity Incentive Award Plan.
10.31	(21)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.32	(22)*	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.33	(23)
Stock Purchase Agreement, dated as of October 10, 2008, by and among Aon Corporation, a Delaware corporation, Aon Services Group, Inc., a Delaware corporation, and Mercury Casualty Company, a California corporation.

10.34		Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto
10.35		Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(2) This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.

(3) This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.

(4) This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.

(5) This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

(6) This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.

(7) This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.

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

(12)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.

(13)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.

(14)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.

(15)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.

(16)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

(17)This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.

(18)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

(19)This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008, and is incorporated herein by this reference.

(20)This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 5, 2005.

(21)This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.

(22)This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.

(23)This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, and is incorporated herein by this reference.

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION
BY	/s/ GABE TIRADOR
Gabriel Tirador
President and Chief Executive Officer

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE JOSEPH	Chairman of the Board	February 27, 2009
George Joseph

/s/ GABRIEL TIRADOR	President and Chief Executive Officer	February 27, 2009
Gabriel Tirador	and Director (Principal Executive Officer)

/s/ THEODORE STALICK	Vice President and Chief Financial	February 27, 2009
Theodore Stalick	Officer (Principal Financial Officer
and Principal Accounting Officer)

/s/ NATHAN BESSIN	Director	February 27, 2009
Nathan Bessin

/s/ BRUCE A. BUNNER	Director	February 27, 2009
Bruce A. Bunner

/s/ MICHAEL D. CURTIUS	Director	February 27, 2009
Michael D. Curtius

/s/ RICHARD E. GRAYSON	Director	February 27, 2009
Richard E. Grayson

/s/ MARTHA MARCON	Director	February 27, 2009
Martha Marcon

/s/ DONALD P. NEWELL	Director	February 27, 2009
Donald P. Newell

	Director	February 27, 2009
Donald R. Spuehler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mercury General Corporation:

Under date of February 27, 2009, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the annual report on Form 10-K for the year 2008.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2.  These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, as of January 1, 2008.

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

SCHEDULE I

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturity securities:
Bonds:
U.S. government bonds and agencies	$9,633	$9,898	$9,898
Municipal securities	2,370,880	2,187,668	2,187,668
Mortgage-backed securities	216,482	202,326	202,326
Corporate securities	77,097	65,727	65,727
Redeemable preferred stock	54,379	16,054	16,054
Total fixed maturity securities	2,728,471	2,481,673	2,481,673

Equity securities:
Common stock:
Public utilities	32,293	39,148	39,148
Banks, trust and insurance companies	20,451	11,328	11,328
Industrial, miscellaneous and all other companies	330,030	186,294	186,294
Non-redeemable preferred stock	20,999	10,621	10,621
Total equity securities	403,773	247,391	247,391
Short-term investments	208,278	204,756	204,756
Total investments	$3,340,522	$2,933,820	$2,933,820

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2007

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturity securities:
Bonds:
U.S. government bonds and agencies	$36,157	$36,375	$36,375
Municipal securities	2,435,216	2,464,542	2,464,542
Mortgage-backed securities	245,731	246,072	246,072
Corporate securities	141,272	138,700	138,700
Redeemable preferred stock	2,079	2,071	2,071
Total fixed maturity securities	2,860,455	2,887,760	2,887,760

Equity securities:
Common stock:
Public utilities	35,703	66,175	66,175
Banks, trust and insurance companies	20,284	21,371	21,371
Industrial, miscellaneous and all other companies	245,095	313,035	313,035
Non-redeemable preferred stock	29,913	27,656	27,656
Total equity securities	330,995	428,237	428,237
Short-term investments	272,678		272,678
Total investments	$3,464,128		$3,588,675

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
December 31,

	2008	2007
	(Amounts in thousands)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost $961)	$-	$987
Fixed maturities trading, at fair value (amortized cost $576)	590	-
Equity securities available for sale, at fair value (cost $17,716)	-	20,121
Equity securities trading, at fair value (cost $20,965; $6,282)	12,331	7,233
Short-term investments, at fair value in 2008; at cost in 2007 (cost $55,641 in 2008)	52,104	37,776
Investment in subsidiaries	1,533,147	1,915,871
Total investments	1,598,172	1,981,988
Cash	2,389	3,072
Amounts receivable from affiliates	527	514
Income taxes	21,685	8,895
Other assets	17,886	11,074
Total assets	$1,640,659	$2,005,543

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	139,276	134,062
Accounts payable and accrued expenses	1,920	3,732
Other liabilities	5,412	5,751
Total liabilities	146,608	143,545
Shareholders' equity:
Common stock	71,428	69,369
Accumulated other comprehensive income	(876)	80,557
Retained earnings	1,423,499	1,712,072
Total shareholders' equity	1,494,051	1,861,998
Total liabilities and shareholders' equity	$1,640,659	$2,005,543

See accompanying notes to condensed financial information.

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
Three years ended December 31,

	2008	2007	2006
	(Amounts in thousands)
Revenues:
Net investment income	$1,767	$2,813	$1,860
Net realized investment losses	(22,417)	(3,147)	(1,336)
Total Revenues	(20,650)	(334)	524
Expenses:
Other operating expenses	4,007	4,209	3,586
Interest	4,314	8,171	8,423
Total expenses	8,321	12,380	12,009
Loss before income taxes and equity in net (loss) income of subsidiaries	(28,971)	(12,714)	(11,485)
Income tax (benefit) expense	(28,698)	(2,356)	10,536
Loss before equity in net income of subsidiaries	(273)	(10,358)	(22,021)
Equity in net (loss) income of subsidiaries	(241,846)	248,190	236,838
Net (loss) income	$(242,119)	$237,832	$214,817

See accompanying notes to condensed financial information.

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
Three years ended December 31,

	2008	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,582	$(9,627)	$(10,733)
Cash flows from investing activities
Capital contribution to controlled entities	-	(11,250)	(20,000)
Dividends from subsidiaries	140,000	127,000	168,000
Fixed maturities available for sale in nature:
Purchases	-	-	(9)
Sales	-	-	333
Calls or maturities	397	353	-
Equity securities available for sale in nature:
Purchases	(24,473)	(52,121)	(73,310)
Sales	19,129	47,764	72,469
Decrease in payable for securities, net	(602)	(204)	(254)
Net (increase) decrease in short-term investments	(14,279)	7,231	(31,901)
Other, net	167	(207)	18
Net cash provided by investing activities	120,339	118,566	115,346
Cash flows from financing activities:
Dividends paid to shareholders	(127,011)	(113,802)	(104,960)
Stock options exercised	1,286	2,173	1,943
Excess tax benefit from exercise of stock options	121	273	505
Net cash used in financing activities	(125,604)	(111,356)	(102,512)
Net (decrease) increase in cash	(683)	(2,417)	2,101
Cash:
Beginning of the year	3,072	5,489	3,388
End of the year	$2,389	$3,072	$5,489

See accompanying notes to condensed financial information.

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
December 31, 2008 and 2007

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Dividends Received From Subsidiaries

Dividends of $140,000,000, $127,000,000 and $168,000,000 were received by the Company from its wholly-owned subsidiaries in 2008, 2007 and 2006, respectively, and are recorded as a reduction to investment in subsidiaries.

Capitalization of Subsidiaries

No capital contributions were made by the Company to its insurance subsidiaries during 2008 compared to $11,250,000 in 2007.

Guarantees

The borrowings by MCC under the $120 million secured credit facility and $18 million secured loan are secured by MCC’s assets including approximately $177.3 million of bonds, at fair value, held as collateral.  Additionally, the total borrowings of $138 million are guaranteed by the Company.

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

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE
Three years ended December 31,

Property and Liability insurance earned premiums

	Direct Amount	Ceded to Other Companies	Assumed	Net Amount
	(Amounts in thousands)
2008	$2,810,370	$3,801	$2,270	$2,808,839
2007	$2,996,927	$4,119	$1,069	$2,993,877
2006	$3,007,007	$11,092	$1,108	$2,997,023