Form 10-K/A
period 2008-12-31
MERCURY GENERAL CORP
filed 2009-03-13
CIK 64996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 2, 2009 (the “Original Form 10-K”). The sole purpose of this amendment is to correct the date heading in the Registrant’s Consolidated Balance Sheets as of December 31, 2008 contained in Item 8. Financial Statements and Supplementary Data in the Original Form 10-K, which inadvertently only referenced 2008 rather than 2008 and 2007.  Except as described above, no changes have been made to the Original Form 10-K, and this amendment does not amend, update or change the substantive financial statements or any other items or disclosures in the Original Form 10-K.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	69
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007	71
Consolidated Statements of Operations for Each of the Years in the Three-Year Period
Ended December 31, 2008	72
Consolidated Statements of Comprehensive (Loss) Income for Each of the Years in the Three-Year Period
Ended December 31, 2008	73
Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period
Ended December 31, 2008	74
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period
Ended December 31, 2008	75
Notes to Consolidated Financial Statements	76

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

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

MERCURY GENERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(Amounts in thousands, except share data)

ASSETS	2008	2007

Investments:
Fixed maturities trading, at fair value (amortized cost $2,728,471)	$2,481,673	$-
Fixed maturities available for sale, at fair value (amortized cost $2,860,455)	-	2,887,760
Equity securities available for sale, at fair value (cost $317,869)	-	413,123
Equity securities trading, at fair value (cost $403,773; $13,126)	247,391	15,114
Short-term investments, at fair value in 2008; at cost in 2007 (cost $208,278 in 2008)	204,756	272,678
Total investments	2,933,820	3,588,675
Cash	35,396	48,245
Receivables:
Premiums receivable	268,227	294,663
Premium notes	25,699	27,577
Accrued investment income	36,540	36,436
Other	9,526	9,010
Total receivables	339,992	367,686
Deferred policy acquisition costs	200,005	209,805
Fixed assets, net	191,777	172,357
Current income taxes	43,378	-
Deferred income taxes	171,025	-
Other assets	34,802	27,728
Total assets	$3,950,195	$4,414,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses	1,133,508	1,103,915
Unearned premiums	879,651	938,370
Notes payable	158,625	138,562
Accounts payable and accrued expenses	93,864	125,755
Current income taxes	-	3,150
Deferred income taxes	-	30,852
Other liabilities	190,496	211,894
Total liabilities	2,456,144	2,552,498
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

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 70.

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

(a)  The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2008 are contained herein as listed in the Index to Consolidated Financial Statements on page 68.

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

10.1	(1)	Form of Agency Contract.
10.2	(8)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
10.3	(9)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
10.4	(9)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
10.5	(10)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
10.6	(10)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
10.7	(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.
10.8	(11)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.
10.9	(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.
10.10	(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.
10.11	(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.
10.12	(14)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.
10.13	(14)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.
10.14	(15)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.
10.15	(16)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.
10.16	(15)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.
10.17	(24)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.
10.18	(24)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.
10.19	(17)*	The 1995 Equity Participation Plan.
10.20	(18)
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

10.28	(24)*	Director Compensation Arrangements.
10.29	(19)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.
10.30	(20)*	Mercury General Corporation 2005 Equity Incentive Award Plan.
10.31	(21)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.32	(22)*	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.33	(23)
Stock Purchase Agreement, dated as of October 10, 2008, by and among Aon Corporation, a Delaware corporation, Aon Services Group, Inc., a Delaware corporation, and Mercury Casualty Company, a California corporation.

10.34	(24)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto
10.35	(24)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
21.1	(24)	Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(24)This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/s/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer

March 13, 2009

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