Form 10-Q
period 2009-03-31
MERCURY GENERAL CORP
filed 2009-05-08
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, the Registrant had issued and outstanding an aggregate of 54,769,713 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities trading, at fair value (amortized cost $2,731,008; $2,728,471)	$2,585,225	$2,481,673
Equity securities trading, at fair value (cost $392,577; $403,773)	225,907	247,391
Short-term investments, at fair value (cost $94,106; $208,278)	94,085	204,756

Total investments	2,905,217	2,933,820
Cash	178,844	35,396
Receivables:
Premiums receivable	271,361	268,227
Premium notes	30,190	25,699
Accrued investment income	36,991	36,540
Other	10,400	9,526

Total receivables	348,942	339,992
Deferred policy acquisition costs	188,745	200,005
Fixed assets, net	198,675	191,777
Current income taxes	8,101	43,378
Deferred income taxes	162,916	171,025
Goodwill	42,850	5,206
Other intangible assets	71,482	—
Other assets	26,190	29,596

Total assets	$4,131,962	$3,950,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,092,245	$1,133,508
Unearned premiums	884,496	879,651
Notes payable	275,888	158,625
Accounts payable and accrued expenses	116,094	93,864
Other liabilities	203,895	190,496

Total liabilities	2,572,618	2,456,144

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,769,713 in 2009 and 54,763,713 shares in 2008	71,827	71,428
Accumulated other comprehensive loss	(868)	(876)
Retained earnings	1,488,385	1,423,499

Total shareholders’ equity	1,559,344	1,494,051

Total liabilities and shareholders’ equity	$4,131,962	$3,950,195

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net premiums earned	$666,063	$720,916
Net investment income	37,914	39,299
Net realized investment gains (losses)	81,314	(92,137)
Other	1,667	1,294

Total revenues	786,958	669,372

Expenses:
Losses and loss adjustment expenses	444,292	483,473
Policy acquisition costs	147,531	160,141
Other operating expenses	53,486	44,315
Interest	1,546	510

Total expenses	646,855	688,439

Income (loss) before income taxes	140,103	(19,067)
Income tax expense (benefit)	43,450	(15,106)

Net income (loss)	$96,653	$(3,961)

Basic earnings per share (weighted average shares outstanding 54,767,313 in 2009 and 54,729,913 in 2008)	$1.76	$(0.07)

Diluted earnings per share (weighted average shares 55,091,471 as adjusted by 324,158 for the dilutive effect of options in 2009 and 54,750,114 as adjusted by 20,201 for the dilutive effect of options in 2008) (1)	$1.75	$(0.07)

Dividends declared per share	$0.58	$0.58

(1)	The dilutive impact of incremental shares for 2008 is excluded from loss position in accordance with U.S. generally accepted accounting principles.

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$96,653	$(3,961)
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	12	(444)

Other comprehensive income (loss), before tax	12	(444)

Income tax expense (benefit) related to gains/losses on hedging instrument	4	(155)

Comprehensive income (loss), net of tax	$96,661	$(4,250)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$96,653	$(3,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,367	6,449
Net realized investment (gains) losses	(81,314)	92,137
Bond amortization, net	494	2,681
Excess tax benefit from exercise of stock options	(2)	—
Increase in premiums receivable	(3,134)	(2,487)
Increase in premiums notes receivable	(4,491)	(4,617)
Decrease (increase) in deferred policy acquisition costs	11,260	(737)
Decrease in unpaid losses and loss adjustment expenses	(41,263)	(61,392)
Increase in unearned premiums	4,845	8,305
Decrease (increase) in tax assets	43,384	(15,498)
Increase in accounts payable and accrued expenses	16,806	500
Decrease in trading securities in nature, net of realized gains and losses	3,209	6,811
Share-based compensation	164	169
Decrease in other payables	(6,322)	(804)
Other, net	2,202	4,613

Net cash provided by operating activities	50,858	32,169
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(78,862)	(243,740)
Sales	31,791	229,185
Calls or maturities	44,460	69,650
Equity securities available for sale in nature:
Purchases	(63,982)	(123,031)
Sales	58,774	56,455
Net increase in payable for securities	26,255	7,394
Net decrease in short-term investments	110,775	19,829
Purchase of fixed assets	(10,315)	(25,237)
Sale of fixed assets	783	99
Business acquisition, net of cash acquired	(115,048)	—
Other, net	(509)	(6,716)

Net cash used in investing activities	4,122	(16,112)
Cash flows from financing activities:
Dividends paid to shareholders	(31,767)	(31,743)
Excess tax benefit from exercise of stock options	2	—
Proceeds from stock options exercised	233	—
Proceeds from bank loan	120,000	18,000

Net cash provided by (used in) financing activities	88,468	(13,743)

Net increase in cash	143,448	2,314
Cash:
Beginning of the period	35,396	48,245

End of the period	$178,844	$50,559

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,499	$2,571
Income taxes paid during the period	$66	$391
Net realized (losses) gains from sale of investments	$(16,204)	$3,402

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Mercury General Corporation and its directly and indirectly wholly owned insurance and non-insurance subsidiaries (collectively, the “Company”). The insurance subsidiaries are Mercury Casualty Company (“MCC”), Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Mercury Insurance Company of Illinois, Mercury Insurance Company of Georgia, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, American Mercury Insurance Company, American Mercury Lloyds Insurance Company (“AML”), Mercury County Mutual Insurance Company (“MCM”), Mercury Insurance Company of Florida and Mercury Indemnity Company of America. The non-insurance subsidiaries are Mercury Select Management Company, Inc. (“MSMC”), American Mercury MGA, Inc., Concord Insurance Services, Inc., Mercury Insurance Services, LLC, Mercury Group, Inc., AIS Management LLC, Auto Insurance Specialists, LLC (“AIS”) and PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”). AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these consolidated financial statements relate to losses, loss adjustment expenses and valuation allowance on deferred tax assets. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

The financial data of the Company included herein have been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2009 and the results of operations, comprehensive income (loss) and cash flows for the periods presented have been made. Operating results and cash flows for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2. Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). While SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations” (“SFAS No. 141”), that the acquisition method (referred to as the purchase method in SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination, SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Additionally, SFAS No. 141(R) requires costs incurred to effect the acquisition to be recognized separately from the acquisition rather than included in the cost allocated to the assets acquired and liabilities assumed. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period impact income tax expense. Effective January 1, 2009, MCC acquired all of the membership interests of AIS Management LLC, a California limited liability company, which is the parent company of AIS and PoliSeek. The acquisition was accounted in accordance with SFAS No. 141 (R). The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change the scope of accounting of SFAS No. 133. SFAS No. 161 requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and hedged item under SFAS No. 133 and its related interpretations; and how the instrument affects the entity’s financial position, financial performance, and cash flows. Quantitative disclosures should include information about the fair value of the derivative instrument, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral. The Company adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

On April 1, 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company adopted FSP FAS 141(R)-1 on January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

3. Acquisition

On October 10, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aon Corporation, a Delaware corporation, and Aon Services Group, Inc., a Delaware corporation. Pursuant to the terms of the Purchase Agreement effective January 1, 2009, the Company acquired all of the membership interests of AIS Management LLC, a California limited liability company, which is the parent company of AIS and PoliSeek. AIS is a major producer of automobile insurance in the state of California and was the Company’s largest independent broker. This preexisting relationship did not require measurement at the date of acquisition as there was no settlement of executory contracts between the Company and AIS as part of the acquisition.

Goodwill of $38 million arising from the acquisition consists largely of the efficiencies and economies of scale expected from combining the operations of the Company and AIS, and is expected to be fully deductible for income tax purposes.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon estimates of their fair values at the acquisition date. The following table summarizes the consideration paid for AIS and the allocation of the purchase price.

January 1, 2009
(Amounts in thousands)
Consideration
Cash	$120,000

Fair value of total consideration transferred	$120,000

Acquisition-related costs	$2,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$12,875
Property, plant, and equipment	2,915
Favorable leases	1,725
Trade names	15,400
Customer relationships	51,200
Software & technology	4,850
Liabilities assumed	(6,608)

Total identifiable net assets	82,357

Goodwill	37,643

Total	$120,000

The weighted-average amortization periods for intangible assets with definite lives, by asset class, are: 24 years for trade names, 11 years for customer relationships, 10 years for technology, 2 years for software and 3 years for lease agreements.

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the projected performance of the AIS business over the next two years, the Company does not expect to pay the contingent consideration. That estimate is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, to which SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) refers as Level 3 inputs. Key assumptions in determining the estimated contingent consideration include (a) a discount rate of 10.7% and (b) a decline in revenues ranging from 4% to 5%. As of May 7, 2009, the estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed.

The fair value of the financial assets acquired includes cash, prepaid expenses and receivables from customers. Receivables of $6.6 million at fair value were collected during the first quarter of 2009. The fair value of the liabilities assumed includes accounts payable and other accrued liabilities.

The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statement of operations for the three-month period ended March 31, 2009, and the revenue of the combined entity for the three-month period ended March 31, 2008, had the acquisition date been January 1, 2008.

Three Months ended March 31, 2008 (pro forma)
(Amounts in thousands)
Combined entity (1)
Revenues (2)	$672,005

Three Months ended March 31, 2009
(Amounts in thousands)
AIS
Commission revenues (3)	$2,755
Net income (3)(4)	$1,831

(1)	2008 pro forma net income for the combined entity is not available, as AIS was previously consolidated into its parent company and separate financial statements were not available.
(2)	Includes net premiums earned, net investment income, net realized investment gains/losses and commission revenues.
(3)	Excludes commissions related to intercompany transactions with the Company’s insurance subsidiaries.
(4)	Includes amortization of intangible assets of $1.2 million, net of tax.

4. Investments

The following table reflects the composition of the Company’s investment portfolio:

	March 31, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
Taxable bonds	$290,235	$259,029	$313,218	$286,441
Tax-exempt state and municipal bonds	2,391,394	2,305,854	2,360,874	2,179,178
Redeemable preferred stock	49,379	20,342	54,379	16,054

Total fixed maturity securities	2,731,008	2,585,225	2,728,471	2,481,673
Equity securities:
Common stocks	371,578	216,889	382,774	236,770
Non-redeemable preferred stocks	20,999	9,018	20,999	10,621

Total equity securities	392,577	225,907	403,773	247,391
Short-term investments	94,106	94,085	208,278	204,756

Total investments	$3,217,691	$2,905,217	$3,340,522	$2,933,820

(1)	Fixed maturity securities at amortized cost, and equity securities and short-term investments at cost.

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. Fixed maturity securities are reported at fair value. Equity securities include common stocks, non-redeemable preferred stocks and other risk investments and are reported at quoted fair values. Short-term investments include money market accounts, options and short-term bonds expected to mature within one year.

At March 31, 2009, approximately 79% of the Company’s total investment portfolio at fair value and 89% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Shorter duration redeemable preferred stocks and collateralized mortgage obligations together represented 7% of the Company’s total investment portfolio at fair value. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At March 31, 2009, short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

5. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). The losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations, while the interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. The following table reflects gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159:

	Three Months ended March 31,
	2009	2008
	(Amounts in thousands)
Fixed maturity securities	$101,015	$(56,303)
Equity securities	(10,279)	(36,620)
Short-term investments	(3)	(364)

Total	$90,733	$(93,287)

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

6. Fair Value Measurement

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company primarily utilizes independent pricing services to obtain fair values on its portfolio, with the exception of 1% of its portfolio at fair value where unadjusted broker quotes are obtained and less than 1% for which management performed discounted cash flow modeling.

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

Derivative contracts; Notes payable: Derivative contracts are comprised of interest rate swaps that are valued based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract.

Level 3 Measurements

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $3.3 million of auction rate securities (“ARS”). ARS are valued based on a discounted cash flow model with certain inputs that are significant to the valuation, but are not market observable.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains and losses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

Assets Measured at Fair Value

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,597	$—	$—	$8,597
Municipal securities	—	2,310,594	3,264	2,313,858
Mortgage-backed securities	—	177,641	—	177,641
Corporate securities	—	64,787	—	64,787
Redeemable preferred stock	—	20,342	—	20,342
Equity securities:
Common stock:
Public utilities	35,309	—	—	35,309
Banks, trusts and insurance companies	11,410	—	—	11,410
Industrial and other	170,170	—	—	170,170
Non-redeemable preferred stock	—	9,018	—	9,018
Short-term investments	94,085	—	—	94,085
Derivative contracts	—	9,527	—	9,527

Total assets at fair value	$319,571	$2,591,909	$3,264	$2,914,744

Liabilities
Notes payable	$—	$137,888	$—	$137,888
Derivative contracts	1,846	—	—	1,846

Total liabilities at fair value	$1,846	$137,888	$—	$139,734

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,898	$—	$—	$9,898
Municipal securities	—	2,184,684	2,984	2,187,668
Mortgage-backed securities	—	202,326	—	202,326
Corporate securities	—	65,727	—	65,727
Redeemable preferred stock	—	16,054	—	16,054
Equity securities:
Common stock:
Public utilities	39,148	—	—	39,148
Banks, trusts and insurance companies	11,328	—	—	11,328
Industrial and other	186,294	—	—	186,294
Non-redeemable preferred stock	—	10,621	—	10,621
Short-term investments	204,756	—	—	204,756
Derivative contracts	—	13,046	—	13,046

Total assets at fair value	$451,424	$2,492,458	$2,984	$2,946,866

Liabilities
Notes payable	$—	$139,276	$—	$139,276
Derivative contracts	2,803	—	—	2,803
Other	2,492	—	—	2,492

Total liabilities at fair value	$5,295	$139,276	$—	$144,571

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

The following table provides a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at March 31, 2009. There were no Level 3 financial assets and financial liabilities held at March 31, 2008.

Three Months Ended March 31, 2009
Fixed Maturities
(Amounts in thousands)
Fair value at December 31, 2008	$2,984
Net purchases and (settlements)	(5)
Realized gains included in net realized investment gains	285

Fair value at March 31, 2009	$3,264

The amount of total gains for the period included in earnings attributable to assets held at March 31, 2009	$285

On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. At March 31, 2009, the Company had no applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

7. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are equity price risk and interest rate risk. Equity contracts on various equity securities are entered into to manage the price risk associated with forecasted purchases or sales of such securities. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s loans with fixed or floating rates.

Fair value hedge

Effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on a $125 million senior note for a floating rate of LIBOR plus 107 basis points. The swap is designated as a fair value hedge and qualifies for the shortcut method under SFAS No. 133. In accordance with SFAS No. 133, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The Company includes the gain or loss on the hedged item in the same line item—interest expense—as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Gains/(Losses) on Swap	Gains/(Losses) on Loan
	(Amounts in thousands)
Other revenue	$(1,399)	$1,399

As of March 31, 2009, the total fair market value of the Company’s interest rate swap designated as a fair value hedge was $13.0 million.

Cash flow hedge

On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%. The swap is designated as a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. In accordance with SFAS No. 133, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of March 31, 2009, the total fair market value of the Company’s interest rate swap designated as a cash flow hedge was $1.3 million.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,				March 31,
	2009		2008		2009		2008
	(Amounts in thousands)
	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$12,994	Other assets	$12,320	Other liabilities	$1,336	Other liabilities	$444

Total derivatives designated as hedging instruments under SFAS No. 133		$12,994		$12,320		$1,336		$444

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contract					Other liabilities	$2,132
Equity contracts	Investments	$57	Other assets	$3,834	Other liabilities	1,846	Other liabilities	$5,981

Total derivatives not designated as hedging instruments under SFAS No. 133		$57		$3,834		$3,978		$5,981

Total derivatives		$13,051		$16,154		$5,314		$6,425

The Effect of Derivative Instruments on the Statements of Operations

for Three Months Ended March 31, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
		(Amounts in thousands)
Interest rate contracts	Interest expense	$1,719	$1,866

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2009	2008		2009	2008
	(Amounts in thousands)			(Amounts in thousands)
Interest rate contracts	$8	$(289)	Other revenue	$—	$—

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
		(Amounts in thousands)
Interest rate contract	Other revenue	$(2,132)	$—
Equity contracts	Net realized investment gains	3,438	3,928

Total		$1,306	$3,928

The interest rate contract not designated as hedging instrument under SFAS No. 133 is an interest rate swap that the Company entered into on February 6, 2009. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate of a $120 million credit facility which was used for the acquisition of AIS.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy. This is permitted for the Company’s insurance subsidiaries under statutory regulations. The risk associated with covered calls is managed through the strict capital limitations imposed by state insurance codes on derivatives trading.

For additional disclosures regarding equity contracts, see Note 6 of Notes to Consolidated Financial Statements.

8. Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123,

“Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

9. Income Taxes

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2008 for federal taxes and 2001 through 2008 for California state taxes.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2009. The Company does not expect any changes in such unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

The Company is under examination by the California Franchise Tax Board (“FTB”) for tax years 2001 through 2005. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, in management’s judgment and based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for that portion which is not realizable.

At March 31, 2009, the Company’s deferred income taxes were in a net asset position as a result of the fair value declines in the investment portfolio, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms in recent months. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature prior to their expiration. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to avoid losing a material portion of the benefits of its deferred tax assets. For the portion of the deferred tax assets related to its investment portfolio which are not expected to be realizable, the Company has recognized a valuation allowance of $2.2 million at March 31, 2009. As a result, although realization is not assured, management believes it is more likely than not that its deferred tax assets, net of the valuation allowance, will be realized.

10. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

11. Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 157-4 is effective for the interim reporting period ending June 30, 2009 and will be applied prospectively. The Company is assessing the impact of adopting FSP FAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 is effective for the interim reporting period ending June 30, 2009. As the Company has adopted SFAS No. 159 for the purpose of recording the fair value of its investment portfolio, FSP FAS 115-2 and FAS 124-2 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require related disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the interim reporting period ending June 30, 2009. The Company is assessing the impact of adopting FSP FAS 107-1 and APB 28-1 on the Company’s consolidated financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Overview

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business. Additionally, with the adoption of SFAS No. 159, changes in the fair value of the investment portfolio are reflected in the consolidated statements of operations, which may result in volatility of earnings, particularly in times of high volatility in the capital markets.

The Company utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP financial measures, net premiums written, which represents the premiums charged on policies issued during a fiscal period less any reinsurance, and operating income, which represents net income excluding realized investment gains and losses, net of tax. These measures are not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and are reconciled to the most directly comparable GAAP measures, net premiums earned and net income, respectively, below in Results of Operations.

B. Operations

The Company generates its revenues through the sale of insurance policies, primarily covering personal automobiles and dwellings through 13 insurance subsidiaries (“Insurance Companies”). These policies are mostly sold through independent agents and brokers who receive a commission averaging 17% of net premiums written for selling and servicing policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors. The Company also offers mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). Direct premiums written during the three-month period ended March 31, 2009 by state and line of business were:

	Three Months ended March 31, 2009
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
	(Amounts in thousands)
California	$446,954	$22,435	$46,160	$13,278	$528,827	78.7%
Florida	36,416	3,485	2,698	1,633	44,232	6.6%
Texas	18,917	1,921	326	4,072	25,236	3.7%
New Jersey	21,165	—	—	15	21,180	3.2%
Other states	41,037	1,923	3,400	5,750	52,110	7.8%

Total	$564,489	$29,764	$52,584	$24,748	$671,585	100%

	84.1%	4.4%	7.8%	3.7%	100%

The Company also generates income from its investment portfolio. Approximately $37.9 million in pre-tax investment income was generated during the three-month period ended March 31, 2009 on a portfolio of approximately $3.3 billion at cost at March 31, 2009, compared to $39.3 million pre-tax investment income during the corresponding period in 2008 on a portfolio of approximately $3.5 billion at cost at March 31, 2008. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results have allowed it to consistently generate positive cash flow from operations, which was approximately $50.9 million and $32.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. Cash flow from operations has historically been used to pay shareholder dividends and to help support growth.

II. Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

A. Revenue and Operating Income

Net premiums earned and net premiums written in the three-month period ended March 31, 2009 decreased approximately 7.6% and 8.0%, respectively, from the corresponding period in 2008. Net premiums written by the Company’s California operations were $526.9 million in the three-month period ended March 31, 2009, an 8.5% decrease over the corresponding period in 2008. Net premiums written by the Company’s non-California operations were $144.0 million in the three-month period ended March 31, 2009, a 6.3% decrease over the corresponding period in 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net premiums written	$670,892	$729,266
Decrease in unearned premiums	(4,829)	(8,350)

Net premiums earned	$666,063	$720,916

Operating income for the three-month period ended March 31, 2009 was $46.0 million, down 17.8% from the corresponding period in 2008 largely due to a decrease in premiums earned reflecting the continuing soft market conditions and an increase in other operating expenses.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating income	$45,999	$55,928
Net realized investment gains (losses), net of tax	50,654	(59,889)

Net income (loss)	$96,653	$(3,961)

B. Profitability

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP:

	Three Months ended March 31,
	2009	2008
Loss ratio	66.7%	67.1%
Expense ratio	30.2%	28.3%

Combined ratio	96.9%	95.4%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by positive development of approximately $21 million and $5 million on prior periods’ loss reserves for the three-month periods ended March 31, 2009 and 2008, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio was 69.9% and 67.8% for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to lower average premiums earned per policy.

The expense ratio is determined by matching expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The expense ratio increased primarily due to a one-time accrual for a reduction in workforce and the impact of the amortization of AIS deferred commissions, both of which are described below.

The combined ratio of losses and expenses is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The Company’s underwriting performance contributed $20.8 million and $33.0 million of income to the Company’s results of operations before income tax expense and benefit for the three-month periods ended March 31, 2009 and 2008, respectively.

To improve profitability, the Company has implemented several cost reduction programs, including a salary freeze, a suspension of the employee 401(k) matching program, and a workforce reduction of approximately 360 employees (7% of workforce) primarily located in California. As a result of the workforce reduction, an $8 million expense was recorded ($5 million to losses and loss adjustment expenses, $3 million to other operating expenses) in the first quarter of 2009. The annualized cost savings from these cost reduction programs are expected to be over $20 million, which will begin to be realized in the second quarter of 2009.

Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. As AIS is now a wholly-owned subsidiary, commissions paid are no longer deferrable. During the three-month period ended March 31, 2009, the amortization of deferred commissions offset by deferrable direct sales cost impacted the statement of operations by $12 million. The Company expects an additional $3 million impact in the three-month period ended June 30, 2009 and no material impact thereafter.

C. Investments

The following table summarizes the investment results of the Company:

	Three Months ended March 31,
	2009	2008
	(Amounts in thousands)
Average invested assets at cost (includes short-term investments) (1)	$3,260,106	$3,502,001
Net investment income:
Before income taxes	$37,914	$39,299
After income taxes	$33,413	$34,364
Average annual yield on investments:
Before income taxes	4.7%	4.5%
After income taxes	4.1%	3.9%
Net realized investment gains (losses)	$81,314	$(92,137)

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

Included in net income (loss) are net realized investment gains of $81.3 million for the three-month period ended March 31, 2009 compared with net realized investment losses of $92.1 million for the three-month period ended March 31, 2008. Net realized investment gains (losses) include gains of $90.7 million for the three-month period ended March 31, 2009 compared with losses of $93.3 million for the three-month period ended March 31, 2008 due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159. The gains during the three-month period ended March 31, 2009, primarily in fixed maturity securities, arise from the market value improvements on the Company’s fixed maturity securities. During the three-month period ended March 31, 2009, the Company recorded approximately $101.0 million in gains due to changes in the fair value of its fixed maturity portfolio. Partially offsetting this is $10.3 million of loss recognized due to changes in the fair value of its equity security portfolio. The primary cause of the losses in fair value of equity securities was the overall decline in the equity markets, which saw a decline of approximately 11.7% in the S&P 500 Index during the three-month period ended March 31, 2009.

The income tax expense of $43.5 million and income tax benefit of $15.1 million for the three-month periods ended March 31, 2009 and 2008 respectively, resulted primarily from changes in the fair value of the investment portfolio.

III. Liquidity and Capital Resources

A. Cash Flows

The principal sources of funds for the Insurance Companies are premiums, sales and maturities of invested assets and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General and the purchase of investments.

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $272.9 million at March 31, 2009, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in the three-month period ended March 31, 2009 was $50.9 million, an increase of $18.7 million over the corresponding period in 2008. This increase was primarily due to additional operating cash flows from AIS and a decrease in losses and loss adjustment expense paid during the three-month period ended March 31, 2009 compared with the corresponding period in 2008. The Company has utilized the cash provided from operating activities primarily for the development of information technology such as the NextGen and Mercury First computer systems and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $76.3 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows the estimated fair value of fixed maturity securities at March 31, 2009 by contractual maturity in the next five years:

Fixed maturities
(Amounts in thousands)
Due in one year or less	$18,706
Due after one year through two years	28,734
Due after two years through three years	33,395
Due after three years through four years	69,765
Due after four years through five years	133,285

$283,885

Effective January 1, 2009, the Company acquired AIS for $120 million. The acquisition was financed by a $120 million credit facility that is secured by municipal bonds pledged as collateral. The credit facility calls for the minimum amount of collateral held multiplied by the banks advance rates to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets pledged and range between 75% and 100% of the fair value of each bond. The loan matures on January 1, 2012 with interest payable at a floating rate of LIBOR rate plus 125 basis points. In addition, the Company may be required to pay up to $34.7 million over the next two years as additional consideration for the AIS acquisition. The Company plans to fund that portion of the purchase price, if necessary, from cash on hand and cash flow from operations. On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

B. Invested Assets

An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a recognized market risk and asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

The following table sets forth the composition of the total investment portfolio of the Company at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,597	$9,898
States, municipalities and political subdivisions	2,313,858	2,187,668
Mortgage-backed securities	177,641	202,326
Corporate securities	64,787	65,727
Redeemable preferred stock	20,342	16,054

	2,585,225	2,481,673

Equity securities:
Common stock:
Public utilities	35,309	39,148
Banks, trusts and insurance companies	11,410	11,328
Industrial and other	170,170	186,294
Non-redeemable preferred stock	9,018	10,621

	225,907	247,391

Short-term investments	94,085	204,756

Total investments	$2,905,217	2,933,820

During the three-month period ended March 31, 2009, the Company recognized approximately $81.3 million in net realized investment gains, which include approximately $101.4 million related to fixed maturity securities. Included in this gain was $101.0 million gain due to changes in the fair value of the Company’s fixed maturity portfolio measured at fair value pursuant to SFAS No. 159 and $0.4 million gain from the sale of fixed maturity securities. Partially offsetting the gains was approximately $23.8 million in losses related to equity securities. Included in this loss was $10.3 million loss due to changes in the fair value of the Company’s equity security portfolio measured at fair value pursuant to SFAS No. 159 and $13.5 million loss from the sale of equity securities.

Fixed maturity securities

Fixed maturity securities include debt securities and redeemable preferred stocks. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term investments, was 13.3 years at March 31, 2009, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including collateralized mortgage obligations and short-term investments, was approximately 9.3 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 6.3 years at March 31, 2009, including collateralized mortgage obligations with modified durations of approximately 1.6 years and short-term investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA- (to calculate the weighted-average credit quality ratings as disclosed throughout this Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade). Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2009, bond holdings rated below investment grade and non rated bonds totaled $80.4 million and $35.2 million, respectively, at fair value, and represented approximately 3.1% and 1.4%, respectively, of total fixed maturity securities. At December 31, 2008, bond holdings of lower than investment grade and non rated bonds totaled $55.4 million and $49.5 million, respectively, and represented approximately 2.2% and 2.0%, respectively, of total fixed maturity securities.

The following table presents the credit quality rating of the Company’s fixed maturity portfolio by types of security at March 31, 2009 at fair value. Credit quality ratings are assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three-month period ended March 31, 2009, with 87% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 10% experienced downgrades during the period, offset by approximately 3% in credit upgrades. The majority of the downgrades were slight and still within the investment grade portfolio, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

	March 31, 2009
	AAA	AA	A	BBB	Non Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$6,318	$—	$—	$—	$—	$6,318
Government agency	2,279	—	—	—	—	2,279

Total	8,597	—	—	—	—	8,597

	100.0%					100.0%
Municipal securities:
Insured (1)	21,061	554,941	544,142	54,511	14,757	1,189,412
Uninsured	306,940	355,629	244,816	160,655	56,406	1,124,446

Total	328,001	910,570	788,958	215,166	71,163	2,313,858

	14.2%	39.4%	34.1%	9.3%	3.1%	100.0%
Mortgage-backed securities:
Agencies	141,198	—	—	—	—	141,198
Non-agencies:
Prime	12,183	5,043	3,029	—	592	20,847
Alt-A	6,920	3,459	1,698	983	2,536	15,596

Total	160,301	8,502	4,727	983	3,128	177,641

	90.2%	4.8%	2.7%	0.6%	1.8%	100.0%
Corporate securities:
Communications	—	—	—	5,934	—	5,934
Consumer - cyclical	—	—	—	—	40	40
Energy	—	—	—	—	8,601	8,601
Financial	4,483	4,588	23,122	5,646	10,278	48,117
Utilities	—	—	—	—	2,095	2,095

Total	4,483	4,588	23,122	11,580	21,014	64,787

	6.9%		35.7%	17.9%	32.4%	100.0%
Redeemable preferred stock:
Corporate - Hybrid (CDO)	—	—	—	—	19,898	19,898
Redeemable preferred stock	—	—	—	—	444	444

Total	—	—	—	—	20,342	20,342

					100.0%	100.0%

Total	$501,382	$923,660	$816,807	$227,729	$115,647	$2,585,225

	19.4%	35.7%	31.6%	8.8%	4.5%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $12,409, AA: $379,743, A: $543,195, BBB: $83,528, Non rated/Other: $170,537

Municipal securities

The Company had approximately $2.3 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at March 31, 2009, with an unrealized loss of $87 million which represents 28% of the unrealized losses in the entire investment portfolio. Approximately half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the weighted-average underlying rating was AA- at March 31, 2009.

The following table shows the Company’s insured municipal bond portfolio by bond insurer at March 31, 2009 and at December 31, 2008:

	March 31, 2009		December 31, 2008
Municipal bond insurer	Rating	Fair value	Rating	Fair value
	(Amounts in thousands)
MBIA	BBB	$571,823	BBB	$606,301
FSA	AA	223,939	AA	205,249
AMBAC	BBB	199,015	BBB	193,701
XLCA	CC	40,473	CCC	38,393
ASSURED GTY	AA	26,209	AA	16,664
CIFG	BB	16,658	B	16,278
RADIAN	BB	14,353	BBB	15,155
ACA	N/R	14,105	NR	13,899
FGIC	CCC	6,150	CCC	9,048
Other	N/R	76,687	N/A	81,283

		$1,189,412		$1,195,971

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings which generally allows it to recover the full principal amounts upon maturity, avoiding forced sales prior to maturity, of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

At March 31, 2009, municipal securities include auction rate securities. The Company owned $3.3 million and $3.0 million at fair value of auction rate securities at March 31, 2009 and December 31, 2008, respectively.

Mortgage backed securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $15.6 million and $16.3 million ($20.3 million and $20.0 million amortized cost) of Alt-A mortgages at March 31, 2009 and December 31, 2008, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At March 31, 2009, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgages is A+ and the weighted-average rating of the entire mortgage backed securities portfolio is AA+.

Corporate securities

Included in the fixed maturity securities are $64.8 million of fixed rated corporate securities which have a duration of 4.6 years and the weighted-average rating of BBB+.

Redeemable preferred stock

Included in fixed maturities securities are redeemable preferred stocks, which represent less than 1% of the total investment portfolio at March 31, 2009, and had the weighted-average rating less than investment grade.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. The net loss due to changes in fair value during the three-month period ended March 31, 2009 was $10.3 million. The primary cause of the losses in fair value of equity securities was the overall decline in the equity markets, which saw a decline of approximately 11.7% in the S&P 500 Index during the three-month period ended March 31, 2009. The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2009, 7.8% of the total investment portfolio at fair value was held in equity securities, compared to 8.4% at December 31, 2008. The decrease reflects the continuing market decline during the three-month period ended March 31, 2009.

Short-term investments

At March 31, 2009, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable on a daily or weekly basis.

C. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at March 31, 2009, and net premiums written for the twelve months ended on that date of $2.7 billion, the ratio of premium writings to surplus was 2.0 to 1.

IV. Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
CA	Rating & Underwriting	2004 to 2007	Field work has been completed. Awaiting final report.
NJ	Market Conduct	Sept 2007 to Aug 2008	Field work began in November 2008.
OK	Financial	2005 to 2007	Field work has been completed. Awaiting final report.
FL	Market Conduct	Sept 2005 to Dec 2006	Date submitted and field work is pending.

No material findings have been noted in the financial and market conduct examinations above.

The Company’s 2001 through 2005 tax returns are under audit by the California Franchise Tax Board (“FTB”) and the FTB has taken exception to the state apportionment factors used by the Company. Specifically, for tax years 2001 and 2002, the FTB has asserted that payroll and property factors from Mercury Insurance Services, LLC, a subsidiary of Mercury Casualty Company, which were excluded from the Mercury General California Franchise tax returns, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by Mercury Insurance Services, LLC should be disallowed. The Company expects similar assertions to be made for the 2003 and 2005 tax returns. Based on their assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002 and 2004 tax years totaling approximately $5 million. No formal notices of proposed tax assessments have yet been made for the 2003 or 2005 tax years. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the California State Board of Equalization (“SBE”). An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling; however, the ultimate outcome is not expected to be material to the Company’s financial position. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may, but is not likely to, have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a further discussion of the Company’s pending material regulatory matters and litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

V. Critical Accounting Policies and Estimates

A. Reserves

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

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

At March 31, 2009, the Company recorded its point estimate of approximately $1,092 million in loss and loss adjustment expense reserves which includes approximately $375 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2009 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company reevaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three-month period ended March 31, 2009, the Company reported positive development of approximately $21 million on the 2008 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2008 totaled approximately $1.1 billion. The loss development included approximately $18 million of positive development from the California operations and approximately $3 million of positive development from the operations outside of California. The positive development from California operations resulted primarily from decreases in the personal automobile loss severity estimates for the 2008 and 2007 accident years and fewer late reported claims than originally anticipated for the 2008 accident year. The positive development from operations outside of California primarily arose in the state of New Jersey due to decreases in the Personal Injury Protection (“PIP”) coverage severity estimates for the 2008 and 2007 accident years.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

B. Premiums

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

C. Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), as amended, and SFAS No. 159. Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value under SFAS No. 115, as amended. The Company adopted SFAS No. 157 and SFAS No. 159 as of January 1, 2008. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date. Changes in fair value of the investments are reflected in net realized investment gains or losses in the consolidated statements of operations as required under SFAS No. 115, as amended, and SFAS No. 159.

D. Fair Value of Financial Instruments

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Over 99% of the fair value of the financial instruments held at March 31, 2009 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

E. Income Taxes

At March 31, 2009, the Company’s deferred income taxes were in a net asset position as a result of the fair value declines in the investment portfolio in recent months, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management doesn’t believe these assets are more likely than not to be realized, a valuation allowance is established.

        Management’s recoverability assessment is based on estimates of anticipated capital gains, available capital gains realized in prior years that could be utilized through carryback, and tax-planning strategies available to generate future taxable capital gains, all of which would offset recorded deferred tax assets. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at year-end, are not due to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company has prior years’ realized capital gains available to offset realized capital losses, via the filing of carryback refund claims. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more properties of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of option premium capital gains (more than sufficient to offset any losses on the underlying stocks employed in the program) on a consistent, long term basis.

The Company has the capability to implement these strategies as it has a steady history of generating positive cash flow from operations, as well as the reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments. This capability will enable management to use its discretion in controlling the timing and amount of realized losses it generates during future periods. By prudent utilization of some or all of these actions, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing all but approximately $2.2 million of the benefits of its deferred tax assets. Thus, a $2.2 million valuation allowance was recognized in the current quarter. The continued need to maintain or adjust this allowance will be reviewed on a quarterly basis.

F. Goodwill

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

G. Contingent Liabilities

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

VI. Forward-Looking Statements

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in states where the Company does business; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; a successful integration of the operations of AIS and the achievement of the synergies and revenue growth from the acquisition of AIS; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws or regulations, tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of premium rate changes for the Company’s private passenger automobile policies; the performance of and general market risk associated with the Company’s investment portfolio, including the impact of current economic conditions on the Company’s market and investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; court decisions and trends in litigation and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; acts of war and terrorist activities; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of any document the Company incorporates by reference, the date of that document. Investors also should understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to various market risk exposures. Primary market risk exposures are changes in interest rates, equity prices and credit risk. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market, or to changes in market perceptions of credit worthiness and risk tolerance. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

Overview

The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through the Company’s investment committee. The investment committee focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns.

The Company manages exposures to market risk through the use of asset allocation, duration and credit ratings. Asset allocation limits place restrictions on the total funds that may be invested within an asset class. Duration limits on the fixed maturities portfolio place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a weighted-average fixed maturities portfolio credit quality rating of AA-. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings are broadly diversified geographically, within the tax-exempt sector, representing approximately 89.2% of fixed maturity securities at March 31, 2009 at fair value. The largest holdings are in populous states such as Texas (17.5%) and California (12.0%); however, such holdings are further diversified primarily between cities, counties, schools, public works, hospitals and state general obligations. Credit risk is addressed by the Company by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities consist principally of investment grade issues, of which approximately 53.6% represents U.S. government bonds and agencies, which were rated at AAA at March 31, 2009.

Credit ratings for the Company’s fixed maturity portfolio were stable during the three-month period ended March 31, 2009, with 87% of fixed maturity portfolio at fair value experiencing no change in their overall rating. Approximately 10% experienced downgrades during the period, offset by approximately 3% in credit upgrades. The majority of the downgrades were slight and still within the investment grade portfolio, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At March 31, 2009, the Company’s primary objective for common equity investments is current income. The fair value of the equity investment consists of $216.9 million in common stocks and $9.0 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is cautiously optimistic following government programs designed to sustain the economy. The Company has also allocated more to the energy and utilities sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 7.5% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The weighted-average Beta for the Company’s common stock holdings was 1.11 at March 31, 2009. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $60 million or $120 million, respectively.

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

The value of the fixed maturity portfolio, which represents 89% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increase in municipal bond credit spreads in 2008 caused overall interest rate to increase, which resulted in the increase in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio is 6.3 years at March 31, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at March 31, 2009 would decrease by approximately $163 million or $326 million, respectively.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. For a detailed description of the pending material lawsuits, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

The Company’s business, operations, and financial position are subject to various risks. These risks are described elsewhere in this report and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: May 7, 2009	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer