Form 10-Q
period 2009-06-30
MERCURY GENERAL CORP
filed 2009-08-05
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

At July 31, 2009, the Registrant had issued and outstanding an aggregate of 54,769,713 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities trading, at fair value (amortized cost $2,724,175; $2,728,471)	$2,624,812	$2,481,673
Equity securities trading, at fair value (cost $348,285; $403,773)	258,813	247,391
Short-term investments, at fair value (cost $94,574; $208,278)	94,557	204,756

Total investments	2,978,182	2,933,820
Cash	194,710	35,396
Receivables:
Premiums receivable	256,004	268,227
Premium notes	27,410	25,699
Accrued investment income	36,634	36,540
Other	8,343	9,526

Total receivables	328,391	339,992
Deferred policy acquisition costs	181,132	200,005
Fixed assets, net	201,987	191,777
Current income taxes	—	43,378
Deferred income taxes	119,988	171,025
Goodwill	42,850	5,206
Other intangible assets	70,229	—
Other assets	24,402	29,596

Total assets	$4,141,871	$3,950,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,070,003	$1,133,508
Unearned premiums	862,706	879,651
Notes payable	273,426	158,625
Accounts payable and accrued expenses	118,766	93,864
Current income taxes	9,576	—
Other liabilities	164,848	190,496

Total liabilities	2,499,325	2,456,144

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,769,713 in 2009 and 54,763,713 shares in 2008	72,030	71,428
Accumulated other comprehensive loss	(550)	(876)
Retained earnings	1,571,066	1,423,499

Total shareholders’ equity	1,642,546	1,494,051

Total liabilities and shareholders’ equity	$4,141,871	$3,950,195

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Net premiums earned	$659,211	$711,204
Net investment income	36,212	38,995
Net realized investment gains	99,862	36,496
Other	694	1,202

Total revenues	795,979	787,897

Expenses:
Losses and loss adjustment expenses	445,463	489,545
Policy acquisition costs	136,359	157,441
Other operating expenses	51,364	43,169
Interest	1,879	1,486

Total expenses	635,065	691,641

Income before income taxes	160,914	96,256
Income tax expense	46,467	25,530

Net income	$114,447	$70,726

Basic earnings per share (weighted average shares outstanding 54,769,713 in 2009 and 54,733,880 in 2008)	$2.09	$1.29

Diluted earnings per share (weighted average shares 55,319,836 as adjusted by 550,123 for the dilutive effect of options in 2009 and 54,997,272 as adjusted by 263,392 for the dilutive effect of options in 2008)	$2.07	$1.29

Dividends declared per share	$0.58	$0.58

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues:
Net premiums earned	$1,325,274	$1,432,120
Net investment income	74,126	78,294
Net realized investment gains (losses)	181,176	(55,641)
Other	2,361	2,496

Total revenues	1,582,937	1,457,269

Expenses:
Losses and loss adjustment expenses	889,755	973,018
Policy acquisition costs	283,890	317,582
Other operating expenses	104,850	87,484
Interest	3,425	1,996

Total expenses	1,281,920	1,380,080

Income before income taxes	301,017	77,189
Income tax expense	89,917	10,424

Net income	$211,100	$66,765

Basic earnings per share (weighted average shares outstanding 54,768,520 in 2009 and 54,731,897 in 2008)	$3.85	$1.22

Diluted earnings per share (weighted average shares 55,166,115 as adjusted by 397,595 for the dilutive effect of options in 2009 and 54,894,590 as adjusted by 162,693 for the dilutive effect of options in 2008)	$3.83	$1.22

Dividends declared per share	$1.16	$1.16

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Net income	$114,447	$70,726
Other comprehensive income, before tax:
Gains on hedging instrument	490	713

Other comprehensive income, before tax	490	713

Income tax expense related to gains on hedging instrument	172	249

Comprehensive income, net of tax	$114,765	$71,190

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Net income	$211,100	$66,765
Other comprehensive income, before tax:
Gains on hedging instrument	502	269

Other comprehensive income, before tax	502	269

Income tax expense related to gains on hedging instrument	176	94

Comprehensive income, net of tax	$211,426	$66,940

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$211,100	$66,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,418	13,075
Net realized investment (gains) losses	(181,176)	55,641
Bond amortization, net	2,218	3,643
Excess tax benefit from exercise of stock options	(3)	(59)
Decease in premiums receivable	12,223	15,185
Increase in premiums notes receivable	(1,711)	(2,088)
Decrease in deferred policy acquisition costs	18,873	3,851
Decrease in unpaid losses and loss adjustment expenses	(63,505)	(82,983)
Decrease in unearned premiums	(16,945)	(18,748)
Decrease (increase) in income taxes	103,818	(26,832)
Increase (decrease) in accounts payable and accrued expenses	19,119	(6,353)
Decrease in trading securities in nature, net of realized gains and losses	3,209	1,792
Share-based compensation	367	327
Decrease in other payables	(12,840)	(9,265)
Other, net	(5,802)	(1,018)

Net cash provided by operating activities	106,363	12,933
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(232,116)	(412,022)
Sales	123,275	329,915
Calls or maturities	111,710	124,949
Equity securities available for sale in nature:
Purchases	(143,665)	(238,349)
Sales	155,652	176,757
Net increase in payable for securities	4,127	14,335
Net decrease in short-term investments	110,268	53,481
Purchase of fixed assets	(20,656)	(29,757)
Sale of fixed assets	357	776
Business acquisition, net of cash acquired	(115,488)	—
Other, net	2,784	6,913

Net cash (used in) provided by investing activities	(3,752)	26,998
Cash flows from financing activities:
Dividends paid to shareholders	(63,533)	(63,491)
Excess tax benefit from exercise of stock options	3	59
Proceeds from stock options exercised	233	495
Proceeds from bank loan	120,000	18,000

Net cash provided by (used in) financing activities	56,703	(44,937)

Net increase (decrease) in cash	159,314	(5,006)
Cash:
Beginning of the period	35,396	48,245

End of the period	$194,710	$43,239

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,689	$2,769
Income taxes (received) paid during the period	$(13,903)	$37,061
Net realized (losses) gains from sale of investments	$(42,877)	$15,007

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Mercury General Corporation (“Mercury General”) and its directly and indirectly wholly owned insurance and non-insurance subsidiaries (collectively, the “Company”). The insurance subsidiaries are: Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Mercury Insurance Company of Illinois, Mercury Insurance Company of Georgia, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, American Mercury Insurance Company, American Mercury Lloyds Insurance Company (“AML”), Mercury County Mutual Insurance Company (“MCM”), Mercury Insurance Company of Florida and Mercury Indemnity Company of America. The non-insurance subsidiaries are: Mercury Select Management Company, Inc. (“MSMC”), American Mercury MGA, Inc., Concord Insurance Services, Inc., Mercury Insurance Services, LLC, Mercury Group, Inc., AIS Management LLC, Auto Insurance Specialists, LLC (“AIS”) and PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”). AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses and evaluation of the recoverability of deferred tax assets. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2009 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2. Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). While SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations” (“SFAS No. 141”), that the acquisition method (referred to as the purchase method in SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination, SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Additionally, SFAS No. 141(R) requires costs incurred to effect the acquisition to be recognized separately from the acquisition rather than included in the cost allocated to the assets acquired and liabilities assumed. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period impact income tax expense. Effective January 1, 2009, MCC acquired all of the membership interests of AIS Management LLC, a California limited liability company, which is the parent company of AIS and PoliSeek. The acquisition was accounted for in accordance with SFAS No. 141(R). The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company adopted FSP FAS 141(R)-1 on January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted FASB Staff Position Financial Accounting Standard 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for an asset or liability, some transactions may not be orderly. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for an asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require related disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the interim reporting period ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ended June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

3. Financial Instruments

The financial instruments recorded in the consolidated balance sheet include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying amounts of receivables and accounts payable approximate their fair market values. The following table sets forth the carrying amounts and estimated fair values of other financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Amounts in thousands)
Assets
Investments	$2,978,182	$2,978,182	$2,933,820	$2,933,820
Interest rate swap agreements	$10,523	$10,523	$14,394	$14,394
Liabilities
Interest rate swap agreements	$1,509	$1,509	$1,348	$1,348
Equity contracts	$1,779	$1,779	$2,803	$2,803
Secured notes	$138,000	$138,000	$—	$—
Unsecured note	$135,426	$130,620	$158,625	$146,758

Methods and assumptions used in estimating fair values are as follows:

Investments

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) and elected to apply the fair value option to all investments (available for sale fixed maturity and equity securities, and short-term investments) existing at the time of adoption and similar securities acquired subsequently. Therefore, these securities are carried at fair value. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5 of Notes to Consolidated Financial Statements.

Interest rate swap agreements and equity contracts

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at June 30, 2009 and December 31, 2008 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of Notes to Consolidated Financial Statements.

Secured notes

The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similar termed notes. The carrying amounts of the Company’s secured notes approximate their fair market value.

Unsecured note

The fair value of the Company’s publicly traded $125 million unsecured notes is based on the unadjusted quoted price for identical notes in active markets.

4. Fair Value of Financial Instruments

Gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. The following table reflects gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option under SFAS No. 159:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Fixed maturity securities	$46,419	$51	$147,434	$(313)
Equity securities	77,198	(13,554)	66,919	(69,857)
Short-term investments	—	36,077	(3)	(543)

Total	$123,617	$22,574	$214,350	$(70,713)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of operations. The Company adopted SFAS No. 155 on January 1, 2007. As SFAS No. 159 incorporates accounting and disclosure requirements that are similar to those of SFAS No. 155; effective January 1, 2008, SFAS No. 159 rather than SFAS No. 155 is applied to the Company’s fair value elections for hybrid financial instruments.

5. Fair Value Measurement

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company obtained unadjusted fair values on approximately 99% of its portfolio from an independent pricing service. For less than 1% of its portfolio, the Company obtained specific unadjusted broker quotes generally from one knowledgeable outside security broker to determine the fair value of each security. For 0.1% of its portfolio, where the Company was not able to obtain fair values from the independent pricing service or outside security brokers, management performed discounted cash flow price modeling.

Level 1 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure realistic fair values are used in pricing the investment portfolio.

U.S. government bonds and agencies: U.S. treasuries and agencies are priced using unadjusted quoted market prices for identical assets in active markets.

Common stock; Other: Comprised of actively traded, exchange listed U.S. and international equity securities and valued based on unadjusted quoted prices for identical assets in active markets.

Short-term bonds/Money market accounts: Valued based on unadjusted quoted prices for identical assets.

Equity contracts: Comprised of free-standing exchange listed derivatives that are actively traded and valued based on quoted prices for identical instruments in active markets.

Level 2 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service or outside brokers, and are based on prices for similar assets or liabilities in active markets or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability. Additional pricing services are used as a comparison to ensure realistic fair values are used in pricing the investment portfolio.

Municipal securities: Valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans. Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At June 30, 2009 and December 31, 2008, the Company had no holdings in commercial mortgage-backed securities.

Corporate securities: Valued based on a multi-dimensional model using multiple observable inputs, such as benchmark yields, reported trades, broker/dealer quotes and issue spreads, for identical or similar assets in active markets.

Collateralized debt obligations: Valued based on observable inputs, such as underlying debt instruments and their appropriate benchmark spread, for identical or similar assets in active markets.

Redeemable and Non-redeemable preferred stock: Valued based on observable inputs, such as underlying and common stock of same issuer and appropriate spread over a comparable U.S. Treasury security, for identical or similar assets in active markets.

Interest rate swap agreements: Valued based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract.

Level 3 Measurements - Fair values of financial assets are based on discounted cash flow price modeling performed by management with inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $2.9 million of auction rate securities (“ARS”). ARS are valued based on a discounted cash flow model with certain inputs that are significant to the valuation, but are not market observable.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains and losses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

Assets Measured at Fair Value

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$10,099	$—	$—	$10,099
Municipal securities	—	2,343,571	2,856	2,346,427
Mortgage-backed securities	—	148,167	—	148,167
Corporate securities	—	86,281	—	86,281
Redeemable preferred stock	—	444		444
Collateralized debt obligations	—	33,394		33,394
Equity securities:
Common stock:
Public utilities	35,726	—	—	35,726
Banks, trusts and insurance companies	13,291	—	—	13,291
Industrial and other	197,922	—	—	197,922
Non-redeemable preferred stock	—	11,874	—	11,874
Short-term bonds/Money market accounts	94,535	—	—	94,535
Equity contracts	22	—	—	22
Interest rate swap agreements	—	10,523	—	10,523

Total assets at fair value	$351,595	$2,634,254	$2,856	$2,988,705

Liabilities
Equity contracts	$1,779	$—	$—	$1,779
Interest rate swap agreements	—	1,509	—	1,509

Total liabilities at fair value	$1,779	$1,509	$—	$3,288

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,898	$—	$—	$9,898
Municipal securities	—	2,184,684	2,984	2,187,668
Mortgage-backed securities	—	202,326	—	202,326
Corporate securities	—	65,727	—	65,727
Collateralized debt obligations		13,120		13,120
Redeemable preferred stock	—	2,934	—	2,934
Equity securities:
Common stock:
Public utilities	39,148	—	—	39,148
Banks, trusts and insurance companies	11,328	—	—	11,328
Industrial and other	186,294	—	—	186,294
Non-redeemable preferred stock	—	10,621	—	10,621
Short-term bonds/Money market accounts	204,678	—	—	204,678
Equity contracts	78	—	—	78
Interest rate swap agreements	—	14,394	—	14,394

Total assets at fair value	$451,424	$2,493,806	$2,984	$2,948,214

Liabilities
Equity contracts	$2,803	$—	$—	$2,803
Interest rate swap agreements	—	1,348	—	1,348
Other	2,492	—	—	2,492

Total liabilities at fair value	$5,295	$1,348	$—	$6,643

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

The following table provides a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at June 30, 2009. There were no Level 3 financial assets and financial liabilities held at June 30, 2008.

Three Months Ended June 30, 2009
Fixed Maturities
(Amounts in thousands)
Fair value at March 31, 2009	$3,264
Realized losses included in net realized investment gains	(408)

Fair value at June 30, 2009	$2,856

The amount of total losses for the period included in earnings attributable to assets held at June 30, 2009	$(408)

Six Months Ended June 30, 2009
Fixed Maturities
(Amounts in thousands)
Fair value at December 31, 2008	$2,984
Realized losses included in net realized investment gains	(128)

Fair value at June 30, 2009	$2,856

The amount of total losses for the period included in earnings attributable to assets held at June 30, 2009	$(128)

On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. At June 30, 2009, the Company had no applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

6. Derivative Financial Instruments

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

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Income Statement Classification	Gains/(Losses) on Swap	Gains/(Losses) on Loan	Gains/(Losses) on Swap	Gains/(Losses) on Loan
	(Amounts in thousands)
Other revenue	$(2,472)	$2,472	$(3,871)	$3,871

As of June 30, 2009, the total fair market value of the Company’s interest rate swap designated as a fair value hedge was $10.5 million.

Cash flow hedge

On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%. The swap is designated as a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. In accordance with SFAS No. 133, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of June 30, 2009, the total fair market value of the Company’s interest rate swap designated as a cash flow hedge was $(0.8) million.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	(Amounts in thousands)
	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values	Balance Sheet Location	Fair Values
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$10,523	Other assets	$14,394	Other liabilities	$846	Other liabilities	$1,348

Total derivatives designated as hedging instruments under SFAS No. 133		$10,523		$14,394		$846		$1,348

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contract					Other liabilities	$663
Equity contracts	Investments	$22	Investments	$78	Other liabilities	1,779	Other liabilities	$2,803

Total derivatives not designated as hedging instruments under SFAS No. 133		$22		$78		$2,442		$2,803

Total derivatives		$10,545		$14,472		$3,288		$4,151

The Effect of Derivative Instruments on the Statements of Operations

for Three Months and Six Months Ended June 30, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
		(Amounts in thousands)
Interest rate contracts	Interest expense	$1,629	$1,024	$3,348	$2,890

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008		2009	2008	2009	2008
	(Amounts in thousands)					(Amounts in thousands)
Interest rate contracts	$490	$713	$502	$269	Other revenue	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
		(Amounts in thousands)
Interest rate contract	Other revenue	$1,469	$—	$(663)	$—
Equity contracts	Net realized investment gains	2,971	4,247	6,409	8,176

Total		$4,440	$4,247	$5,746	$8,176

The interest rate contract not designated as hedging instrument under SFAS No. 133 is an interest rate swap that the Company entered into on February 6, 2009. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate of a $120 million credit facility which was used for the acquisition of AIS.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy. This is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset allocation throughout various industries.

For additional disclosures regarding equity contracts, see Note 5 of Notes to Consolidated Financial Statements.

7. Acquisition

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

Goodwill of $38 million arising from the acquisition consists largely of the efficiencies and economies of scale expected from combining the operations of the Company and AIS, and is expected to be fully deductible for income tax purposes in 2009 and future years.

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

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the projected performance of the AIS business over the next two years, the Company does not expect to pay the contingent consideration. That estimate is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, which SFAS No. 157 refers as Level 3 inputs. Key assumptions in determining the estimated contingent consideration include (a) a discount rate of 10.7% and (b) a decline in revenues ranging from 4% to 5%. As of August 4, 2009, the estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed.

The fair value of the financial assets acquired includes cash, prepaid expenses and receivables from customers. The acquired receivables of $6.6 million at fair value were fully collected during the three-month period ended March 31, 2009. The fair value of the liabilities assumed includes accounts payable and other accrued liabilities.

The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statement of operations for the three-month and six-month periods ended June 30, 2009, and the revenue of the combined entity for the three-month and six-month periods ended June 30, 2008, had the acquisition date been January 1, 2008.

	Three Months ended June 30, 2008 (pro forma)	Six Months ended June 30, 2008 (pro forma)
	(Amounts in thousands)
Combined entity
Revenues (2)	$791,004	$1,463,009
Net income (1)	N/A	N/A

	Three Months ended June 30, 2009	Six Months ended June 30, 2009
	(Amounts in thousands)
AIS
Revenues (3)	$3,201	$5,956
Net income (3)	$530	$673

(1)	2008 pro forma net income for the combined entity is not available, as AIS was previously consolidated into its parent company and separate financial statements were not available.

(2)	Includes net premiums earned, net investment income, net realized investment gains/losses and commission revenues.

(3)	Excludes intercompany transactions with the Company’s insurance subsidiaries.

8. Intangible Assets

The following table reflects the components of intangible assets:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)			(Amounts in thousands)
Customer relationships	$51,640	$(2,426)	$49,214	$—	$—	$—
Trade names	15,400	(321)	15,079	—	—	—
Software and technology	4,850	(353)	4,497	—	—	—
Favorable leases	1,725	(286)	1,439	—	—	—

	$73,615	$(3,386)	$70,229	$—	$—	$—

Intangible assets are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $1.7 million for the three-month period ended June 30, 2009 and $3.4 million for the six-month period ended June 30, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2009:

Year Ended December 31,	(Amounts in thousands)
2009	$3,406
2010	6,812
2011	6,358
2012	6,144
2013	5,969
Thereafter	41,540

9. Goodwill

There are no changes in the carrying amount of goodwill for the three-month period ended June 30, 2009. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2009 are as follows:

	Six Months ended June 30, 2009
	Balance as of January 1, 2009	Acquisitions	Purchase price adjustments	Balance as of June 30, 2009
	(Amounts in thousands)
Goodwill	$41,557	$—	$1,293	$42,850

The purchase price adjustments are the result of additional information obtained in conjunction with the finalization of the purchase price allocation as of March 31, 2009. Goodwill is reviewed for impairment on an annual basis and between annual tests if indicators of potential impairment exist. No indications of impairment were identified during any of the periods presented.

10. Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model.

11. Income Taxes

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return related to uncertainties in income taxes. FIN No. 48 prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2008 for federal taxes and 2001 through 2008 for California state taxes.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2009. The Company does not expect any changes in such unrecognized tax benefits to have any significant impact on its consolidated financial statements within the next 12 months. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

The Company is under examination by the California Franchise Tax Board for tax years 2001 through 2005. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, in management’s judgment and based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the portion that is not realizable.

At June 30, 2009, the Company’s deferred income taxes were in a net asset position primarily as a result of the fair value declines in the investment portfolio during 2008, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature to offset tax losses. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to avoid losing the full benefits of its deferred tax assets. As a result of significant increases in the value of the Company’s securities portfolio during the three months ended June 30, 2009, the Company reversed a valuation allowance of $2.2 million recognized at March 31, 2009. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

13. Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position Financial Accounting Standard 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. As the Company adopted SFAS No. 159 and elected to apply the fair value option to all available for sale investments, FSP FAS 115-2 and FAS 124-2 is not applicable to the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for the interim reporting period ending September 30, 2009. The Company is assessing the impact of adopting SFAS No. 168 on the Company’s consolidated financial statements.

14. Subsequent Events

The Company evaluated subsequent events through August 4, 2009, the date the financial statements were issued, and noted no significant matters to be disclosed.

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

The Company utilizes standard industry measures to report operating results that may not be presented in accordance with GAAP. Included within Management’s Discussion and Analysis of Financial Condition and Results of Operations is a non-GAAP financial measure, net premiums written, which represents the premiums charged on policies issued during a fiscal period less any reinsurance. The measure is not intended to replace, and should be read in conjunction with, the Company’s GAAP financial results and is reconciled to the most directly comparable GAAP measure, net premiums earned, below in Results of Operations.

B. Operations

The Company generates its revenues through the issuance of insurance policies, primarily covering personal automobiles and dwellings through 13 insurance subsidiaries (“Insurance Companies”). The Company also offers mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. These policies are mostly sold through independent agents and brokers who receive a commission averaging 17% of net premiums written for selling policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors. The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). Direct premiums written during the six-month period ended June 30, 2009 by state and line of business were:

	Six Months ended June 30, 2009
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
	(Amounts in thousands)
California	$863,279	$36,481	$101,201	$26,549	$1,027,510	78.5%
Florida	70,169	7,535	6,986	3,208	87,898	6.7%
Texas	35,977	3,716	791	8,376	48,860	3.7%
New Jersey	40,467	—	—	48	40,515	3.1%
Other states	81,000	3,764	8,171	12,161	105,096	8.0%

Total	$1,090,892	$51,496	$117,149	$50,342	$1,309,879	100%

	83.3%	3.9%	9.0%	3.8%	100%

The Company also generates income from its investment portfolio. Approximately $74.1 million in pre-tax investment income was generated during the six-month period ended June 30, 2009 on average investments of approximately $3.2 billion, at cost, for the six-month period ended June 30, 2009, compared to $78.3 million pre-tax investment income during the corresponding period in 2008 on average investments of approximately $3.5 billion, at cost, for the six-month period ended June 30, 2008. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results have allowed it to consistently generate positive cash flow from operations, which was approximately $106.4 million and $12.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. Cash flow from operations has historically been used to pay shareholder dividends and to help support growth.

II. Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

A. Revenue

Net premiums earned and net premiums written for the three-month period ended June 30, 2009 decreased approximately 7.3% and 6.8%, respectively, from the corresponding period in 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

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

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net premiums written	$637,405	$684,177
Decrease in net unearned premiums	21,806	27,027

Net premiums earned	$659,211	$711,204

B. Profitability

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP:

	Three Months ended June 30,
	2009	2008
Loss ratio	67.6%	68.8%
Expense ratio	28.5%	28.2%

Combined ratio	96.1%	97.0%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by positive development of approximately $31 million and adverse development of approximately $9 million on prior periods’ loss reserves for the three-month periods ended June 30, 2009 and 2008, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio was 72.3% and 67.6% for the three-month periods ended June 30, 2009 and 2008, respectively. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to increased loss severity and lower average premiums earned per policy, partially offset by lower loss frequency.

The expense ratio is determined by matching expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The expense ratio slightly increased primarily due to the impact of the amortization of AIS deferred commissions, which is described below.

The combined ratio of losses and expenses is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The Company’s underwriting performance contributed approximately $26 million of income (approximately $5 million of loss when excluding prior accident periods reserve development) and approximately $21 million of income (approximately $30 million of income when excluding prior accident periods reserve development) to the Company’s results of operations before income tax expense for the three-month periods ended June 30, 2009 and 2008, respectively.

Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. As AIS is now a wholly-owned subsidiary, commissions paid are no longer deferrable. During the three-month period ended June 30, 2009, the amortization of deferred commissions offset by deferrable direct sales cost impacted the statement of operations by $3 million. The Company expects no material impact after June 30, 2009.

C. Investments

The following table summarizes the investment results of the Company:

	Three Months ended June 30,
	2009	2008
	(Amounts in thousands)
Average invested assets at cost (1)	$3,195,308	$3,455,387
Net investment income:
Before income taxes	$36,212	$38,995
After income taxes	$32,557	$34,441
Average annual yield on investments:
Before income taxes	4.5%	4.5%
After income taxes	4.1%	4.0%
Net realized investment gains	$99,862	$36,496

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

Included in net income are net realized investment gains of $99.9 million for the three-month period ended June 30, 2009 compared with net realized investment gains of $36.5 million for the three-month period ended June 30, 2008. Net realized investment gains include gains of $123.6 million for the three-month period ended June 30, 2009 due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159 compared with $22.6 million for the three-month period ended June 30, 2008. The gains during the three-month period ended June 30, 2009 arise from the market value improvements on the Company’s fixed maturity and equity securities. During the three-month period ended June 30, 2009, the Company recorded approximately $46.4 million and $77.2 million in gains due to changes in the fair value of its fixed maturity portfolio and equity portfolio, respectively. The primary cause of the significant gains in fair value of equity securities was the overall improvement in the equity markets, which saw a growth of approximately 15.2% in the S&P 500 Index during the three-month period ended June 30, 2009.

The income tax expenses for the three-month periods ended June 30, 2009 and 2008 were $46.5 million and $25.5 million, respectively. The increase resulted primarily from changes in the fair value of the investment portfolio.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

A. Revenue

Net premiums earned and net premiums written in the six-month period ended June 30, 2009 decreased approximately 7.5% and 7.4%, respectively, from the corresponding period in 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

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

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net premiums written	$1,308,297	$1,413,443
Decrease in net unearned premiums	16,977	18,677

Net premiums earned	$1,325,274	$1,432,120

B. Profitability

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP:

	Six Months ended June 30,
	2009	2008
Loss ratio	67.2%	67.9%
Expense ratio	29.3%	28.3%

Combined ratio	96.5%	96.2%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by positive development of approximately $38 million and adverse development of approximately $17 million on prior periods’ loss reserves for the six-month periods ended June 30, 2009 and 2008, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio was 70.0% and 66.8% for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to increased loss severity and lower average premiums earned per policy, partially offset by lower loss frequency.

The expense ratio is determined by matching expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The expense ratio increased primarily due to an accrual for a reduction in workforce during the three-month period ended March 31, 2009 and the impact of the amortization of AIS deferred commissions, both of which are described below.

The combined ratio of losses and expenses is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The Company’s underwriting performance contributed approximately $47 million of income (approximately $9 million of income when excluding prior accident periods reserve development) and approximately $54 million of income (approximately $71 million of income when excluding prior accident periods reserve development) to the Company’s results of operations before income tax expense for the six-month periods ended June 30, 2009 and 2008, respectively.

To improve profitability, during the three-month period ended March 31, 2009, the Company implemented several cost reduction programs, including a salary freeze, a suspension of the employee 401(k) matching program, and a workforce reduction of approximately 360 employees (7% of workforce) primarily located in California. As a result of the workforce reduction, an $8 million expense was recorded ($5 million to losses and loss adjustment expenses, $3 million to other operating expenses) during the three-month period ended March 31, 2009. The annualized cost savings from these cost reduction programs are expected to be over $20 million, which began to be realized in the three-month period ended June 30, 2009.

Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. As AIS is now a wholly-owned subsidiary, commissions paid are no longer deferrable. During the six-month period ended June 30, 2009, the amortization of deferred commissions offset by deferrable direct sales cost impacted the statement of operations by $15 million. The Company expects no material impact after June 30, 2009.

C. Investments

The following table summarizes the investment results of the Company:

	Six Months ended June 30,
	2009	2008
	(Amounts in thousands)
Average invested assets at cost (1)	$3,229,138	$3,480,177
Net investment income:
Before income taxes	$74,126	$78,294
After income taxes	$65,970	$68,805
Average annual yield on investments:
Before income taxes	4.6%	4.5%
After income taxes	4.1%	4.0%
Net realized investment gains (losses)	$181,176	$(55,641)

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

Included in net income are net realized investment gains of $181.2 million for the six-month period ended June 30, 2009 compared with net realized investment losses of $55.6 million for the six-month period ended June 30, 2008. Net realized investment gains include gains of $214.4 million for the six-month period ended June 30, 2009 due to changes in the fair value of total investments measured at fair value pursuant to SFAS No. 159 compared with losses of $70.7 million for the six-month period ended June 30, 2008. The gains during the six-month period ended June 30, 2009 arise from the market value improvements on the Company’s fixed maturity and equity securities. During the six-month period ended June 30, 2009, the Company recorded approximately $147.4 million and $66.9 million in gains due to changes in the fair value of its fixed maturity portfolio and equity portfolio, respectively. The primary cause of the significant gains in the Company’s equity portfolio was due to the large allocation to energy related stocks. Energy related stocks experienced a significant growth in value more than that of the overall stock market, which saw a slight growth of approximately 1.8% in the S&P 500 Index.

The income tax expenses for the six-month periods ended June 30, 2009 and 2008 were $89.9 million and $10.4 million, respectively. The increase resulted primarily from changes in the fair value of the investment portfolio.

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

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $289.3 million at June 30, 2009, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in the six-month period ended June 30, 2009 was $106.4 million, an increase of $93.4 million over the corresponding period in 2008. This increase was primarily due to additional operating cash flows from AIS and a decrease in losses and loss adjustment expenses paid during the six-month period ended June 30, 2009 compared with the corresponding period in 2008. The Company has utilized the cash provided from operating activities primarily for the development of information technology such as the NextGen and Mercury First computer systems and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $235.0 million, were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows the estimated fair value of fixed maturity securities at June 30, 2009 by contractual maturity in the next five years:

Fixed maturities
(Amounts in thousands)
Due in one year or less	$24,177
Due after one year through two years	22,692
Due after two years through three years	31,258
Due after three years through four years	86,783
Due after four years through five years	139,509

$304,419

Effective January 1, 2009, the Company acquired AIS for $120 million. The acquisition was financed by a $120 million credit facility that is secured by municipal bonds held as collateral. The credit facility calls for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. The loan matures on January 1, 2012 with interest payable at a floating rate of LIBOR rate plus 125 basis points. In addition, the Company may be required to pay up to $34.7 million over the next two years as additional consideration for the AIS acquisition. The Company plans to fund that portion of the purchase price, if necessary, from cash on hand and cash flow from operations. On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

B. Invested Assets

Portfolio Composition

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

The following table sets forth the composition of the total investment portfolio of the Company at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$9,922	$10,099	$9,633	$9,898
States, municipalities and political subdivisions	2,409,548	2,346,427	2,370,879	2,187,668
Mortgage-backed securities	162,166	148,167	216,483	202,326
Corporate securities	93,251	86,281	77,097	65,727
Redeemable preferred stock	49,288	33,838	54,379	16,054

	2,724,175	2,624,812	2,728,471	2,481,673

Equity securities:
Common stock:
Public utilities	30,223	35,726	32,293	39,148
Banks, trusts and insurance companies	19,316	13,291	20,451	11,328
Industrial and other	277,747	197,922	330,030	186,294
Non-redeemable preferred stock	20,999	11,874	20,999	10,621

	348,285	258,813	403,773	247,391

Short-term investments	94,574	94,557	208,278	204,756

Total investments	$3,167,034	$2,978,182	3,340,522	2,933,820

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

At June 30, 2009, approximately 78.6% of the Company’s total investment portfolio at fair value and 89.1% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Shorter duration redeemable preferred stocks and collateralized mortgage obligations together represented 6.1% of the Company’s total investment portfolio at fair value. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At June 30, 2009, short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

During the six-month period ended June 30, 2009, the Company recognized approximately $181.2 million in net realized investment gains, which include approximately $148.2 million and $26.6 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $147.4 million and $66.9 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, measured at fair value pursuant to SFAS No. 159. Partially offsetting the gain due to changes in the fair value of the Company’s equity security portfolio was approximately $40.6 million in loss from the sale of equity securities.

Fixed maturity securities

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including short-term investments, was 12.9 years at June 30, 2009, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term investments, was approximately 8.8 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 6.1 years at June 30, 2009, including collateralized mortgage obligations with modified durations of approximately 1.6 years and short-term investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-. To calculate the weighted-average credit quality ratings as disclosed throughout this Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2009, bond holdings rated below investment grade and non rated bonds totaled $107.3 million and $39.7 million, respectively, at fair value, and represented approximately 4.1% and 1.5%, respectively, of total fixed maturity securities. At December 31, 2008, bond holdings of lower than investment grade and non rated bonds totaled $55.4 million and $49.5 million, respectively, and represented approximately 2.2% and 2.0%, respectively, of total fixed maturity securities.

The following table presents the credit quality rating of the Company’s fixed maturity portfolio by types of security at June 30, 2009 at fair value. Credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the six-month period ended June 30, 2009, with 72.0% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 26.0% experienced downgrades during the period, offset by approximately 2.0% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio and only approximately $14.7 million at fair value was downgraded to below investment grade during the quarter, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

	June 30, 2009
	AAA	AA	A	BBB	Non Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$6,826	$—	$—	$—	$—	$6,826
Government agency	3,273	—	—	—	—	3,273

Total	10,099	—	—	—	—	10,099

	100.0%					100.0%
Municipal securities:
Insured (1)	2,220	541,213	652,359	98,643	27,485	1,321,920
Uninsured	291,199	326,431	196,599	154,516	55,762	1,024,507

Total	293,419	867,644	848,958	253,159	83,247	2,346,427

	12.5%	37.0%	36.2%	10.8%	3.5%	100.0%
Mortgage-backed securities:
Agencies	113,843	—	—	—	—	113,843
Non-agencies:
Prime	10,495	714	611	3,055	4,326	19,201
Alt-A	2,998	5,834	1,545	2,293	2,453	15,123

Total	127,336	6,548	2,156	5,348	6,779	148,167

	85.9%	4.4%	1.5%	3.6%	4.6%	100.0%
Corporate securities:
Financial	4,401	11,022	16,720	11,902	12,176	56,221
Energy	—	—	—	5,660	8,874	14,534
Communications	—	—	—	6,268	—	6,268
Utilities	—	—	—	3,490	2,089	5,579
Basic materials	—	—	—	3,624	—	3,624
Consumer - cyclical	—	—	—	—	55	55

Total	4,401	11,022	16,720	30,944	23,194	86,281

	5.1%	12.7%	19.4%	35.9%	26.9%	100.0%
Redeemable preferred stock:
Corporate - Hybrid (CDO)	—	—	—	—	33,394	33,394
Redeemable preferred stock	—	—	—	—	444	444

Total	—	—	—	—	33,838	33,838

					100.0%	100.0%

Total	$435,255	$885,214	$867,834	$289,451	$147,058	$2,624,812

	16.6%	33.7%	33.1%	11.0%	5.6%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $11,111, AA: $368,288, A: $650,861, BBB: $104,136, Non rated/Other: $187,524

1. Municipal securities

The Company had approximately $2.3 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at June 30, 2009, with an unrealized loss of $63.1 million which represents 63.5% of the unrealized losses in the entire fixed maturity portfolio. Approximately half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the weighted-average rating was AA- at June 30, 2009.

The following table shows the Company’s insured municipal bond portfolio by bond insurer at June 30, 2009 and at December 31, 2008.

	June 30, 2009		December 31, 2008
Municipal bond insurer	Rating (1)	Fair value	Rating (1)	Fair value
	(Amounts in thousands)
MBIA	BBB	$677,963	BBB	$606,301
AMBAC (2)	BB	215,380	BBB	193,701
FSA	AA	213,062	AA	205,249
ASSURED GTY	AA	40,927	AA	16,664
XLCA	CC	40,621	CCC	38,393
CIFG	CCC	16,441	B	16,278
ACA	NR	14,365	NR	13,899
RADIAN	BB	14,265	BBB	15,155
FGIC	NR	5,098	CCC	9,048
Other	N/A	83,798	N/A	81,283

		$1,321,920		$1,195,971

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s and Fitch.

(2)	Downgraded to CC subsequent to June 30, 2009.

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

At June 30, 2009, municipal securities included auction rate securities. The Company owned $2.9 million and $3.0 million at fair value of auction rate securities at June 30, 2009 and December 31, 2008, respectively. Auction rate securities were valued based on a discounted cash flow model with certain inputs that were not observable in the market, to which SFAS No. 157 refers as Level 3 inputs.

2. Mortgage-backed securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $15.1 million and $16.3 million ($19.7 million and $20.0 million amortized cost) of Alt-A mortgages at June 30, 2009 and December 31, 2008, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At June 30, 2009, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgages is A and the weighted-average rating of the entire mortgage backed securities portfolio is AA+.

3. Corporate securities

Included in the fixed maturity securities are $86.3 million of fixed rated corporate securities which have a duration of 4.8 years and a weighted-average rating of BBB+.

4. Redeemable preferred stock

Included in fixed maturities securities are redeemable preferred stocks, which represent approximately 1% of the total investment portfolio at June 30, 2009, and had a weighted-average rating of less than investment grade.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. The net gain due to changes in fair value of the Company’s equity portfolio during the six-month period ended June 30, 2009 was $66.9 million. The primary cause of the significant gains in the Company’s equity portfolio was due to the large allocation to energy related stocks. During the six-month period ended June 30, 2009, energy related stocks experienced a significant growth in value more than that of the overall stock market, which saw a slight growth of approximately 1.8% in the S&P 500 Index.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2009, 8.7% of the total investment portfolio at fair value was held in equity securities, compared to 8.4% at December 31, 2008.

Short-term investments

At June 30, 2009, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable on a daily or weekly basis.

C. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at June 30, 2009, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.9 to 1.

IV. Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates conducts periodic financial and market conduct examinations of the Company’s insurance subsidiaries domiciled within the respective state. The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
CA	Rating & Underwriting	2004 to 2007	Field work has been completed. Awaiting final report.
NJ	Market Conduct	Sept 2007 to Aug 2008	Field work has been completed. Awaiting final report.
OK	Financial	2005 to 2007	Report was issued in May 2009
FL	Market Conduct	Sept 2005 to Dec 2006	Report was issued in June 2009
TX	Financial	2005 to 2008	Data submitted and field work is pending.

No material findings have been noted in the examinations above.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. A hearing before the administrative law judge has been set to start on September 14, 2009.

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

At June 30, 2009, the Company recorded its point estimate of approximately $1,070.0 million in losses and loss adjustment expenses liability which includes approximately $373.6 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2009 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six-month period ended June 30, 2009, the Company reported positive development of approximately $38 million on the 2008 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2008 totaled approximately $1.1 billion. The positive loss development was almost entirely from the California operations and resulted primarily from decreases in the personal automobile loss severity estimates for the 2008 and 2007 accident years and fewer late reported claims than originally anticipated for the 2008 accident year.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Over 99% of the fair value of the financial instruments held at June 30, 2009 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

E. Income Taxes

At June 30, 2009, the Company’s deferred income taxes were in a net asset position primarily as a result of the fair value declines in the investment portfolio in recent months, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

Management’s recoverability assessment is based on estimates of anticipated capital gains, available capital gains realized in prior years that could be utilized through carryback, and tax-planning strategies available to generate future taxable capital gains, all of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at year-end, are not due to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company has prior years’ realized capital gains available to offset realized capital losses, via the filing of carryback refund claims. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more properties of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of option premium capital gains (more than sufficient to offset any losses on the underlying stocks employed in the program) on a consistent, long term basis.

The Company has the capability to implement these strategies as it has a steady history of generating positive cash flow from operations, as well as the reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments. This capability will enable management to use its discretion in controlling the timing and amount of realized losses it generates during future periods. By prudent utilization of some or all of these actions, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing the full benefits of its deferred tax assets. Thus, as a result of the Company’s strategies and an improvement in the fair values of our investments, a $2.2 million valuation allowance recognized at March 31, 2009 was reversed at June 30, 2009. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a weighted-average fixed maturities portfolio credit quality rating of AA-. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 89.4% of its fixed maturity portfolio at June 30, 2009 at fair value, are broadly diversified geographically and of those approximately 99.7% are in the tax-exempt sector. The largest holdings are in populous states such as Texas (16.3%) and California (12.1%); however, such holdings are further diversified primarily between cities, counties, schools, public works, hospitals and state general obligations. In California, the Company owns approximately $7.6 million at fair value of general obligations of the state at June 30, 2009. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 10.9% of the Company’s fixed maturity portfolio. Approximately 43.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies, which were rated AAA at June 30, 2009. Approximately 18.6% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as its ability to recover its investment on an individual issue basis.

Credit ratings for the Company’s fixed maturity portfolio were stable during the six-month period ended June 30, 2009, with 72.0% of the fixed maturity portfolio at fair value experiencing no change in their overall rating. Approximately 26.0% experienced downgrades during the period, offset by approximately 2.0% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio and only approximately $14.7 million at fair value was downgraded to below investment grade during the quarter, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At June 30, 2009, the Company’s primary objective for common equity investments is current income. The fair value of the equity investment consists of $246.9 million in common stocks and $11.9 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is cautiously optimistic following government programs designed to sustain the economy. The Company has also allocated more to the energy sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 8.3% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The weighted-average Beta for the Company’s common stock holdings was 1.15 at June 30, 2009. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $71.0 million or $142.0 million, respectively.

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

The value of the fixed maturity portfolio, which represents 88.1% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increase in municipal bond credit spreads in 2008 caused overall interest rates to increase, which resulted in the increase in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio, including short-term investments, is 6.1 years at June 30, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at June 30, 2009 would decrease by approximately $160.4 million or $320.8 million, respectively.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations; however, none is expected to be material to the Company’s financial position. For a detailed description of the pending material lawsuits, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company held its Annual Meeting of Shareholders on May 13, 2009. The matters voted upon at the meeting included the election of all nine directors. The votes cast with respect to this matter were as follows:

Election of Directors:

Nominee	Number of Shares Voted For	Number of Shares Withheld
Nathan Bessin	40,227,756	2,916,884
Bruce A. Bunner	42,201,328	943,312
Michael D. Curtius	42,202,553	942,087
Richard E. Grayson	42,074,469	1,070,171
George Joseph	42,256,963	887,677
Martha E. Marcon	41,946,331	1,198,309
Donald. P. Newell	41,946,309	1,198,331
Donald R. Spuehler	41,957,933	1,186,706
Gabriel Tirador	42,209,069	935,571

Item 5.	Other Information

None

Item 6.	Exhibits

10.34	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto

15.1	Report of Independent Registered Public Accounting Firm

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 4, 2009	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 4, 2009	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer