Form 10-Q
period 2009-09-30
MERCURY GENERAL CORP
filed 2009-11-03
CIK 64996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2009, the Registrant had issued and outstanding an aggregate of 54,770,238 shares of its Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments:
Fixed maturities trading, at fair value (amortized cost $2,692,117; $2,728,471)	$2,728,815	$2,481,673
Equity securities trading, at fair value (cost $321,911; $403,773)	287,720	247,391
Short-term investments, at fair value (cost $126,328; $208,278)	126,172	204,756

Total investments	3,142,707	2,933,820
Cash	204,194	35,396
Receivables:
Premiums receivable	267,684	268,227
Premium notes	23,357	25,699
Accrued investment income	38,168	36,540
Other	9,835	9,526

Total receivables	339,044	339,992
Deferred policy acquisition costs	182,237	200,005
Fixed assets, net	200,930	191,777
Current income taxes	—	43,378
Deferred income taxes	63,604	171,025
Goodwill	42,850	5,206
Other intangible assets	68,526	—
Other assets	29,755	29,596

Total assets	$4,273,847	$3,950,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,055,887	$1,133,508
Unearned premiums	871,698	879,651
Notes payable	272,690	158,625
Accounts payable and accrued expenses	133,954	93,864
Current income taxes	7,113	—
Other liabilities	163,892	190,496

Total liabilities	2,505,234	2,456,144

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,770,238 in 2009 and 54,763,713 shares in 2008	72,248	71,428
Accumulated other comprehensive loss	(672)	(876)
Retained earnings	1,697,037	1,423,499

Total shareholders’ equity	1,768,613	1,494,051

Total liabilities and shareholders’ equity	$4,273,847	$3,950,195

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Net premiums earned	$653,758	$696,605
Net investment income	35,208	38,086
Net realized investment gains (losses)	171,373	(276,973)
Other	895	1,313

Total revenues	861,234	459,031

Expenses:
Losses and loss adjustment expenses	446,436	511,806
Policy acquisition costs	130,172	154,530
Other operating expenses	53,766	44,350
Interest	1,634	1,663

Total expenses	632,008	712,349

Income (loss) before income taxes	229,226	(253,318)
Income tax expense (benefit)	71,489	(112,779)

Net income (loss)	$157,737	$(140,539)

Basic earnings per share (weighted average shares outstanding 54,769,799 in 2009 and 54,748,101 in 2008)	$2.88	$(2.57)

Diluted earnings per share (weighted average shares 55,312,825 as adjusted by 543,026 for the dilutive effect of options in 2009 and 54,748,101 in 2008)	$2.85	$(2.57)

Dividends declared per share	$0.58	$0.58

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Net premiums earned	$1,979,032	$2,128,725
Net investment income	109,334	116,380
Net realized investment gains (losses)	352,549	(332,614)
Other	3,256	3,809

Total revenues	2,444,171	1,916,300

Expenses:
Losses and loss adjustment expenses	1,336,191	1,484,824
Policy acquisition costs	414,062	472,112
Other operating expenses	158,616	131,834
Interest	5,059	3,659

Total expenses	1,913,928	2,092,429

Income (loss) before income taxes	530,243	(176,129)
Income tax expense (benefit)	161,406	(102,355)

Net income (loss)	$368,837	$(73,774)

Basic earnings per share (weighted average shares outstanding 54,768,951 in 2009 and 54,737,337 in 2008)	$6.73	$(1.35)

Diluted earnings per share (weighted average shares 55,080,542 as adjusted by 311,591 for the dilutive effect of options in 2009 and 54,737,337 in 2008)	$6.70	$(1.35)

Dividends declared per share	$1.74	$1.74

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$157,737	$(140,539)	$368,837	$(73,774)
Other comprehensive (loss) income, before tax:
(Losses) gains on hedging instrument	(187)	(186)	315	83

Other comprehensive (loss) income, before tax	(187)	(186)	315	83

Income tax (benefit) expense related to (losses) gains on hedging instrument	(65)	(65)	111	29

Comprehensive income (loss), net of tax	$157,615	$(140,660)	$369,041	$(73,720)

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$368,837	$(73,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,315	19,918
Net realized investment (gains) losses	(352,549)	332,614
Bond amortization, net	4,760	5,711
Excess tax benefit from exercise of stock options	(5)	(133)
Decease in premiums receivable	543	10,098
Decrease (increase) in premiums notes receivable	2,342	(1,346)
Decrease in deferred policy acquisition costs	17,768	4,037
Decrease in unpaid losses and loss adjustment expenses	(77,621)	(54,674)
Decrease in unearned premiums	(7,953)	(20,229)
Decrease (increase) in income taxes	157,806	(139,535)
Increase in accounts payable and accrued expenses	37,751	3,477
Decrease in trading securities in nature, net of realized gains and losses	3,209	2,042
Share-based compensation	571	489
Decrease in other payables	(14,859)	(11,867)
Other, net	(10,455)	(4,216)

Net cash provided by operating activities	156,460	72,612
Cash flows from investing activities:
Fixed maturities available for sale in nature:
Purchases	(364,866)	(521,102)
Sales	226,184	423,031
Calls or maturities	165,159	184,913
Equity securities available for sale in nature:
Purchases	(218,038)	(336,636)
Sales	242,392	247,545
Net increase in payable for securities	1,713	2,973
Net decrease in short-term investments	78,756	19,818
Purchase of fixed assets	(30,215)	(37,787)
Sale and write off of fixed assets	345	1,115
Business acquisition, net of cash acquired	(115,488)	—
Other, net	1,446	5,029

Net cash used in investing activities	(12,612)	(11,101)
Cash flows from financing activities:
Dividends paid to shareholders	(95,299)	(95,248)
Excess tax benefit from exercise of stock options	5	133
Proceeds from stock options exercised	244	1,120
Proceeds from bank loan	120,000	18,000

Net cash provided by (used in) financing activities	24,950	(75,995)

Net increase (decrease) in cash	168,798	(14,484)
Cash:
Beginning of the period	35,396	48,245

End of the period	$204,194	$33,761

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,077	$5,595
Income taxes paid during the period	$3,594	$36,823
Net realized (losses) gains from sale of investments	$(62,744)	$10,197

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation (“Mercury General”) and its directly and indirectly wholly owned insurance and non-insurance subsidiaries (collectively, the “Company”). The insurance subsidiaries are: Mercury Casualty Company (“MCC”), Mercury Insurance Company, California Automobile Insurance Company, California General Underwriters Insurance Company, Mercury Insurance Company of Illinois, Mercury Insurance Company of Georgia, Mercury Indemnity Company of Georgia, Mercury National Insurance Company, American Mercury Insurance Company, American Mercury Lloyds Insurance Company (“AML”), Mercury County Mutual Insurance Company (“MCM”), Mercury Insurance Company of Florida and Mercury Indemnity Company of America. The non-insurance subsidiaries are: Mercury Select Management Company, Inc. (“MSMC”), American Mercury MGA, Inc., Concord Insurance Services, Inc., Mercury Insurance Services, LLC, Mercury Group, Inc., AIS Management LLC, Auto Insurance Specialists, LLC (“AIS”) and PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”). AML is not owned by the Company, but is controlled by the Company through its attorney-in-fact, MSMC. MCM is not owned by the Company, but is controlled through a management contract and therefore its results are included in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the preparation of these condensed consolidated financial statements relate to losses and loss adjustment expenses and evaluation of the recoverability of deferred tax assets. Actual results could differ materially from those estimates (See Note 1 “Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2009 and the results of operations, comprehensive income and cash flows for the periods presented have been made. Operating results and cash flows for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2. Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard related to accounting standards codification and the hierarchy of generally accepted accounting principles. The new standard establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard is effective for the interim reporting period ended September 30, 2009. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the FASB issued a new accounting standard related to business combinations wherein an acquirer is required to use the acquisition method, previously referred to as the purchase method, for all business combinations and, further, for an acquirer to be identified for each business combination. This new standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are required to be recognized separately from the acquisition rather than included in the cost allocated to the assets acquired and liabilities assumed. The acquirer is required to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The standard also provides that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that occur after the measurement period impact income tax expense.

Effective January 1, 2009, MCC acquired all of the membership interests of AIS Management LLC, a California limited liability company, which is the parent company of AIS and PoliSeek. The acquisition was accounted for in accordance with the new standard and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued a new accounting standard to expand disclosures related to derivative instruments and hedging activities. The new standard requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and hedged item; and how the instrument affects the entity’s financial position, financial performance, and cash flows. Quantitative disclosures should include information about the fair value of the derivative instrument, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral. Existing financial accounting requirements for derivative instruments and hedging activities were not changed. The Company adopted the new standard on January 1, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued a new accounting standard related to the determination of the useful life of intangible assets. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and it is effective for fiscal years beginning after December 15, 2008. The Company adopted the new standard on January 1, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued a new accounting standard related to accounting for contingencies in a business combination. Under the new standard, an acquirer is required to recognize assets or liabilities arising from contingencies provided that the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company adopted the new standard effective January 1, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted the new FASB standard related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The new standard relates to selected transactions in disrupted markets and adopts guidelines related to a significant decrease in the volume and level of activity for an asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for an asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with earlier FASB standards related to fair value measurements. The new accounting standard became effective for the interim reporting period ended June 30, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted the new FASB standard related to interim disclosures about fair value of financial instruments which amends the earlier FASB standard related to such disclosures. The new standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to disclosures previously required in annual financial statements. The new standard also amends the original standard related to interim financial reporting of fair value disclosures, and now requires related disclosures to be presented in a summarized form at interim reporting periods. The new accounting standard became effective for the interim reporting period ended June 30, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted the new FASB standard related to subsequent events. The new standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting standard became effective for the interim reporting period ended June 30, 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. Financial Instruments

The financial instruments recorded in the consolidated balance sheet include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying amounts of receivables and accounts payable approximate their fair market values. The following table sets forth the carrying amounts and estimated fair values of other financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Amounts in thousands)
Assets
Investments	$3,142,707	$3,142,707	$2,933,820	$2,933,820
Interest rate swap agreements	$9,776	$9,776	$14,394	$14,394
Liabilities
Interest rate swap agreements	$2,562	$2,562	$1,348	$1,348
Equity contracts	$2,126	$2,126	$2,803	$2,803
Secured notes	$138,000	$137,315	$—	$—
Unsecured note	$134,690	$130,500	$158,625	$146,758

Methods and assumptions used in estimating fair values are as follows:

Investments

Effective January 1, 2008, the Company elected to apply the fair value option to all available-for-sale, fixed maturity and equity securities, and short-term investments existing at the time of adoption and similar securities acquired subsequently. The election included all hybrid securities held by the Company and similar securities acquired subsequently. Therefore, these securities are carried at fair value. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at September 30, 2009 and December 31, 2008 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Secured notes

The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similar termed notes that are observable in the market.

Unsecured note

The fair value of the Company’s publicly traded $125 million unsecured note is based on the unadjusted quoted price for similar notes in active markets.

4. Fair Value of Financial Instruments

Gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. The following table reflects gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Fixed maturity securities	$136,062	$(121,852)	$283,496	$(191,709)
Equity securities	55,281	(129,238)	122,200	(129,781)
Short-term investments	(84)	(3,031)	(87)	(3,344)

Total	$191,259	$(254,121)	$405,609	$(324,834)

5. Fair Value Measurement

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For less than 2% of its portfolio, the Company obtained specific unadjusted broker quotes generally from one knowledgeable outside security broker to determine the fair value of each security. For approximately 0.1% of its portfolio, where the Company was not able to obtain fair values from the independent pricing service or outside security brokers, management performed discounted cash flow price modeling.

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

Money market instruments: Valued based on unadjusted quoted prices for identical assets.

Equity contracts: Comprised of free-standing exchange listed derivatives that are actively traded and valued based on quoted prices for identical instruments in active markets.

Level 2 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service or outside brokers, and are based on prices for similar assets or liabilities in active markets or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability. Additional pricing services are used as a comparison to ensure reliable fair values are used in pricing the investment portfolio.

Municipal securities: Valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans. Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At September 30, 2009 and December 31, 2008, the Company had no holdings in commercial mortgage-backed securities.

Corporate securities/Short-term bonds: Valued based on a multi-dimensional model using multiple observable inputs, such as benchmark yields, reported trades, broker/dealer quotes and issue spreads, for identical or similar assets in active markets.

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

Assets Measured at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,128	$—	$—	$9,128
Municipal securities	—	2,459,340	3,007	2,462,347
Mortgage-backed securities	—	125,773	—	125,773
Corporate securities	—	88,932	—	88,932
Collateralized debt obligations	—	42,185	—	42,185
Redeemable preferred stock	—	450	—	450
Equity securities:
Common stock:
Public utilities	33,715	—	—	33,715
Banks, trusts and insurance companies	14,396	—	—	14,396
Industrial and other	227,114	—	—	227,114
Non-redeemable preferred stock	—	12,495	—	12,495
Short-term bonds/Money market accounts	117,064	8,916	—	125,980
Equity contracts	192	—	—	192
Interest rate swap agreements	—	9,776	—	9,776

Total assets at fair value	$401,609	$2,747,867	$3,007	$3,152,483

Liabilities
Equity contracts	$2,126	$—	$—	$2,126
Interest rate swap agreements	—	2,562	—	2,562

Total liabilities at fair value	$2,126	$2,562	$—	$4,688

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,898	$—	$—	$9,898
Municipal securities	—	2,184,684	2,984	2,187,668
Mortgage-backed securities	—	202,326	—	202,326
Corporate securities	—	65,727	—	65,727
Collateralized debt obligations	—	13,120		13,120
Redeemable preferred stock	—	2,934	—	2,934
Equity securities:
Common stock:
Public utilities	39,148	—	—	39,148
Banks, trusts and insurance companies	11,328	—	—	11,328
Industrial and other	186,294	—	—	186,294
Non-redeemable preferred stock	—	10,621	—	10,621
Short-term bonds/Money market accounts	202,475	2,203	—	204,678
Equity contracts	78	—	—	78
Interest rate swap agreements	—	14,394	—	14,394

Total assets at fair value	$449,221	$2,496,009	$2,984	$2,948,214

Liabilities
Equity contracts	$2,803	$—	$—	$2,803
Interest rate swap agreements	—	1,348	—	1,348
Other	2,492	—	—	2,492

Total liabilities at fair value	$5,295	$1,348	$—	$6,643

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following table provides a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at September 30, 2009. There were no Level 3 financial assets and financial liabilities held at September 30, 2008.

Three Months Ended September 30, 2009
Fixed Maturities
(Amounts in thousands)
Fair value at June 30, 2009	$2,856
Realized gains included in net realized investment gains	151

Fair value at September 30, 2009	$3,007

The amount of total gains for the period included in earnings attributable to assets held at September 30, 2009	$151

Nine Months Ended September 30, 2009
Fixed Maturities
(Amounts in thousands)
Fair value at December 31, 2008	$2,984
Realized gains included in net realized investment gains	23

Fair value at September 30, 2009	$3,007

The amount of total gains for the period included in earnings attributable to assets held at September 30, 2009	$23

At September 30, 2009, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

Fair value hedge

Effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on a $125 million senior note for a floating rate of LIBOR plus 107 basis points. The swap is designated as a fair value hedge and qualifies for the shortcut method wherein the gain or loss on the derivative, and the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Income Statement Classification	Gains/(Losses) on Swap	Gains/(Losses) on Loan	Gains/(Losses) on Swap	Gains/(Losses) on Loan
	(Amounts in thousands)
Other revenue	$(747)	$747	$(4,618)	$4,618

As of September 30, 2009, the total fair market value of the Company’s interest rate swap designated as a fair value hedge was $9.8 million.

Cash flow hedge

On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%. The swap is designated as a cash flow hedge and qualifies for the shortcut method wherein the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of September 30, 2009, the total fair market value of the Company’s interest rate swap designated as a cash flow hedge was $(1.0) million.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$9,776	$14,394	$(1,034)	$(1,348)

Non-hedging derivatives
Interest rate contracts - Other liabilities			$(1,528)
Equity contracts - Short-term investments (Other liabilities)	$192	$78	(2,126)	$(2,803)

Total non-hedging derivatives	$192	$78	$(3,654)	$(2,803)

Total derivatives	$9,968	$14,472	$(4,688)	$(4,151)

The Effect of Derivative Instruments on the Statements of Operations

for Three Months and Nine Months Ended September 30, 2009 and 2008

	Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Contracts for Fair Value Hedges	2009	2008	2009	2008
	(Amounts in thousands)
Interest rate contracts - Interest expense	$1,854	$846	$5,203	$3,736

	Gain or (Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Contracts for Cash Flow Hedges	2009	2008	2009	2008
	(Amounts in thousands)
Interest rate contracts - Other comprehensive income	$(187)	$(186)	$315	$83

	Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2009	2008	2009	2008
	(Amounts in thousands)
Interest rate contract - Other revenue	$(866)	$—	$(1,528)	$—
Equity contracts - Net realized investment gains	20	2,998	6,429	11,174

Total	$(846)	$2,998	$4,901	$11,174

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three or nine month periods ended September 30, 2009.

The interest rate contract not designated as a hedging instrument is an interest rate swap entered into on February 6, 2009. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate of a $120 million credit facility which was used for the acquisition of AIS.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy. This is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset allocation throughout various industries.

For additional disclosures regarding equity contracts, see Note 5 of Condensed Notes to Consolidated Financial Statements.

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

Goodwill of $37.6 million arising from the acquisition consists largely of the efficiencies and economies of scale expected from combining the operations of the Company and AIS, and is expected to be fully deductible for income tax purposes in 2009 and future years.

The Company recognized the assets acquired and the liabilities assumed at the acquisition date, measured at their fair values as of that date. The following table summarizes the consideration paid for AIS and the allocation of the purchase price.

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

The weighted-average amortization periods for intangible assets with definite lives, by asset class, are: 24 years for trade names, 11 years for customer relationships, 10 years for technology, 2 years for software, and 3 years for lease agreements.

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the actual to date and the projected performance of the AIS business through December 31, 2010, the Company does not expect to pay the contingent consideration. That estimate of future performance is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, which are considered Level 3 inputs. Key assumptions in determining the estimated contingent consideration include (a) a discount rate of 10.7% and (b) a decline in revenues ranging from 5.0% to 8.0%. As of November 3, 2009, the estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed.

The fair value of the financial assets acquired includes cash, prepaid expenses and receivables from customers. The acquired receivables of $6.6 million at fair value were fully collected during the three-month period ended March 31, 2009. The fair value of the liabilities assumed includes accounts payable and other accrued liabilities.

The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009, and the revenue of the combined entity for the three-month and nine-month periods ended September 30, 2008, had the acquisition date been January 1, 2008.

	Three Months ended September 30, 2008 (pro forma)	Nine Months ended September 30, 2008 (pro forma)
	(Amounts in thousands)
Combined entity
Revenues (1)	$462,005	$1,925,014
Net income (2)	N/A	N/A

	Three Months ended September 30, 2009	Nine Months ended September 30, 2009
	(Amounts in thousands)
AIS
Revenues (3)	$3,110	$9,066
Net income (3)	$516	$1,189

(1)	Includes net premiums earned, net investment income, net realized investment gains/losses and commission revenues.

(2)	2008 pro forma net income for the combined entity is not available as AIS was previously consolidated into its parent company and separate financial statements were not available.

(3)	Excludes intercompany transactions with the Company’s insurance subsidiaries.

8. Intangible Assets

The following table reflects the components of intangible assets as of September 30, 2009. There were no intangible assets as of December 31, 2008.

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Customer relationships	$51,640	$(3,649)	$47,991
Trade names	15,400	(481)	14,919
Software and technology	4,850	(529)	4,321
Favorable leases	1,725	(430)	1,295

	$73,615	$(5,089)	$68,526

Intangible assets are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $1.7 million for the three-month period ended September 30, 2009 and $5.1 million for the nine-month period ended September 30, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2009:

Year Ending December 31,	(Amounts in thousands)
Remainder of 2009	$1,703
2010	6,812
2011	6,358
2012	6,144
2013	5,969
Thereafter	41,540

Total	$68,526

9. Goodwill

There were no changes in the carrying amount of goodwill for the three-month period ended September 30, 2009. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 are as follows:

Nine Months Ended September 30, 2009
(Amounts in thousands)
Balance as of January 1, 2009	$41,557
Purchase price adjustments	1,293

Balance as of September 30, 2009	$42,850

The purchase price adjustments are the result of additional information obtained in conjunction with the finalization of the purchase price allocation as of March 31, 2009. Goodwill is reviewed for impairment on an annual basis and between annual tests if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

10. Share-Based Compensation

The Company accounts for share-based compensation using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the estimated grant-date fair value. Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model.

11. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2006 through 2008 for federal taxes and 2001 through 2008 for California state taxes.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2009. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months. The Company recognizes interest and assessed penalties related to unrecognized tax benefits as part of income taxes.

The Company is currently under examination by the California Franchise Tax Board for tax years 2001 through 2005. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position. However, an unfavorable outcome may have a material impact on the Company’s results of operations in the period of such resolution.

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

At September 30, 2009, the Company’s deferred income taxes were in a net asset position partly as a result of the fair value declines in the investment portfolio originating in 2008, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature to offset tax losses. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to avoid losing the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

13. Recently Issued Accounting Standards

In April 2009, the FASB issued a new accounting standard related to the recognition and presentation of other-than-temporary impairments. The new standard amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under the new accounting standard, the portion of other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, and the remaining portion is recognized in other comprehensive income if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. If requirements related to intent and ability to hold the securities are not met, interest related impairment is recorded in current period earnings. As the Company elected to apply the fair value accounting option to all available for sale investments as of January 1, 2008, the new standard is not applicable to the Company.

In August 2009, the FASB issued a new accounting standard related to fair value measurements and disclosures for liabilities which amends the earlier FASB standard related to fair value measurements and disclosures. The new standard provides clarification in circumstances that a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new standard also addresses practice difficulties caused by the tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The new standard will be effective for the interim reporting period ending December 31, 2009. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued a new accounting standard related to fair value measurements and disclosures. The standard expands the circumstances in which a practical expedient may be used to estimate fair value to include investments in foreign and other entities that have attributes of investment companies, report net asset value or its equivalent to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide. The practical expedient cannot be used for investments that have a readily determinable fair value. The new standard sets forth disclosure requirements for investments within its scope. It also addresses whether the practical expedient, net asset value, can be used when it is probable the investor will sell the investment in a secondary market transaction, differences between the reporting date of the investor and investee, and determining the level of classification in the fair value hierarchy. The amendments are effective for interim and annual periods ending after December 15, 2009. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

14. Subsequent Events

The Company evaluated subsequent events through November 3, 2009, the date the financial statements were issued, and noted no significant matters to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Overview

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the ability of the Company to grow and retain business. Additionally, with the election of the fair value option, changes in the fair value of the investment portfolio are reflected in the consolidated statements of operations, which may result in volatility of earnings, particularly in times of high volatility in the capital markets.

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

B. Operations

The Company generates its revenues through the issuance of insurance policies, primarily covering personal automobiles and dwellings through 13 insurance subsidiaries (“Insurance Companies”). The Company also offers mechanical breakdown insurance, commercial and dwelling fire insurance, umbrella insurance, commercial automobile insurance and commercial property insurance. These policies are mostly sold through independent agents and brokers who receive a commission averaging 17% of net premiums written for selling policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors. The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan and Nevada (2004). Direct premiums written during the nine-month period ended September 30, 2009 by state and line of business were:

	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
	(Amounts in thousands)
California	$1,291,867	$51,821	$155,544	$39,545	$1,538,777	78.0%
Florida	107,487	10,736	12,317	4,847	135,387	6.8%
Texas	54,412	5,591	1,333	12,976	74,312	3.8%
New Jersey	61,068	—	—	179	61,247	3.1%
Other states	125,201	5,777	13,662	19,211	163,851	8.3%

Total	$1,640,035	$73,925	$182,856	$76,758	$1,973,574	100%

	83.1%	3.7%	9.3%	3.9%	100%

The Company also generates income from its investment portfolio. Approximately $109.3 million in pre-tax investment income was generated during the nine-month period ended September 30, 2009 on average investments of approximately $3.2 billion, at cost, compared to $116.4 million pre-tax investment income during the corresponding period in 2008 on average investments of approximately $3.5 billion, at cost. The portfolio is managed by Company personnel with a view towards maximizing after-tax yields and limiting interest rate and credit risk.

The Company’s operating results have allowed it to consistently generate positive cash flow from operations, which was approximately $156.5 million and $72.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Cash flow from operations has historically been used to pay shareholder dividends and to help support growth.

II. Results of Operations

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

A. Revenue

Net premiums earned and net premiums written for the three-month period ended September 30, 2009 decreased approximately 6.2% and 4.7%, respectively, from the corresponding period in 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

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

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Net premiums written	$662,756	$695,142
(Increase) decrease in net unearned premiums	(8,998)	1,463

Net premiums earned	$653,758	$696,605

B. Profitability

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP:

	Three Months ended September 30,
	2009	2008
Loss ratio	68.3%	73.5%
Expense ratio	28.1%	28.5%

Combined ratio	96.4%	102.0%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the three-month period ended September 30, 2009 is lower than the three-month period ended September 30, 2008 primarily as a result of positive reserve development in 2009 compared to adverse reserve development in 2008 coupled with lower loss frequency in 2009. Partially offsetting this are higher loss severities recorded in 2009 as well as lower average premiums earned per policy.

The expense ratio is determined by matching expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. The expense ratio slightly decreased primarily due to cost savings achieved as a result of the AIS acquisition.

The combined ratio of losses and expenses is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

C. Investments

The following table summarizes the investment results of the Company:

	Three Months ended September 30,
	2009	2008
	(Amounts in thousands)
Average invested assets at cost (1)	$3,169,577	$3,442,190
Net investment income:
Before income taxes	$35,208	$38,086
After income taxes	$32,006	$33,390
Average annual yield on investments:
Before income taxes	4.4%	4.4%
After income taxes	4.0%	3.9%
Net realized investment gains (losses)	$171,373	$(276,973)

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

Included in net income are net realized investment gains of $171.4 million for the three-month period ended September 30, 2009 compared with net realized investment loss of $277.0 million for the three-month period ended September 30, 2008. Net realized investment gains include gains of $191.3 million for the three-month period ended September 30, 2009 due to changes in the fair value of total investments pursuant to election of the fair value accounting option compared with losses $254.1 million for the three-month period ended September 30, 2008. The gains during the three-month period ended September 30, 2009 arise from the market value improvements on the Company’s fixed maturity and equity securities. During the three-month period ended September 30, 2009, the Company recorded approximately $136.1 million and $55.3 million in gains due to changes in the fair value of its fixed maturity portfolio and equity portfolio, respectively. The primary cause of the significant gains in fair value of equity securities was the overall improvement in the equity markets, which saw a growth of approximately 15.0% in the S&P 500 Index during the three-month period ended September 30, 2009.

The income tax expenses (benefit) for the three-month periods ended September 30, 2009 and 2008 were $71.5 million and $(112.8) million, respectively. The increase in expense resulted primarily from changes in the fair value of the investment portfolio.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September, 2008

A. Revenue

Net premiums earned and net premiums written in the nine-month period ended September 30, 2009 decreased approximately 7.0% and 6.5%, respectively, from the corresponding period in 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net premiums written	$1,971,053	$2,108,585
Decrease in net unearned premiums	7,979	20,140

Net premiums earned	$1,979,032	$2,128,725

B. Profitability

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio and combined ratio determined in accordance with GAAP:

	Nine Months ended September 30,
	2009	2008
Loss ratio	67.5%	69.7%
Expense ratio	29.0%	28.4%

Combined ratio	96.5%	98.1%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by positive development of approximately $40 million and adverse development of approximately $46 million on prior periods’ loss reserves for the nine-month periods ended September 30, 2009 and 2008, respectively. Excluding the effect of prior accident years’ loss development, the loss ratio was 69.5% and 67.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to increased loss severity and lower average premiums earned per policy, partially offset by lower loss frequency.

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

To improve profitability, during the three-month period ended March 31, 2009, the Company implemented several cost reduction programs, including a salary freeze, a suspension of the employee 401(k) matching program, and a workforce reduction of approximately 360 employees (7% of workforce) primarily located in California. As a result of the workforce reduction, an $8 million expense was recorded ($5 million to losses and loss adjustment expenses, $3 million to other operating expenses) during the three-month period ended March 31, 2009. The annualized cost savings from these cost reduction programs are expected to be over $20 million.

Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. As AIS is now a wholly-owned subsidiary, commissions paid are no longer deferrable. During the nine-month period ended September 30, 2009, the amortization of deferred commissions offset by corresponding deferred direct sales cost reduced pre-tax income on the statement of operations by $15 million.

C. Investments

The following table summarizes the investment results of the Company:

	Nine Months ended September 30,
	2009	2008
	(Amounts in thousands)
Average invested assets at cost (1)	$3,211,524	$3,468,969
Net investment income:
Before income taxes	$109,334	$116,380
After income taxes	$97,976	$102,195
Average annual yield on investments:
Before income taxes	4.5%	4.5%
After income taxes	4.1%	3.9%
Net realized investment gains (losses)	$352,549	$(332,614)

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

Included in net income are net realized investment gains of $352.5 million for the nine-month period ended September 30, 2009 compared with net realized investment losses of $332.6 million for the nine-month period ended September 30, 2008. Net realized investment gains include gains of $405.6 million for the nine month period ended September 30, 2009 due to changes in the fair value of total investments pursuant to election of the fair value accounting option compared with losses of $324.8 million for the nine-month period ended September 30, 2008. The gains during the nine-month period ended September 30, 2009 arise from the market value improvements on the Company’s fixed maturity and equity securities. During the nine-month period ended September 30, 2009, the Company recorded approximately $283.5 million and $122.2 million in gains due to changes in the fair value of its fixed maturity portfolio and equity portfolio, respectively. The primary cause of the significant gains in the Company’s equity portfolio was due to the large allocation to energy related stocks. Energy related stocks experienced a significant growth in value, more than that of the overall stock market, which saw a growth of approximately 17% in the S&P 500 Index.

The income tax expenses (benefit) for the nine-month periods ended September 30, 2009 and 2008 were $161.4 million and $(102.4) million, respectively. The increase in expense resulted primarily from changes in the fair value of the investment portfolio.

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

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $330.4 million at September 30, 2009, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided from operating activities in the nine-month period ended September 30, 2009 was $156.5 million, an increase of $83.8 million over the corresponding period in 2008. This increase was primarily due to additional operating cash flows from AIS, decrease in losses and loss adjustment expenses and tax expenses paid during the nine-month period ended September 30, 2009 compared with the corresponding period in 2008. The Company has utilized the cash provided from operating activities primarily for the development of information technology such as the NextGen and Mercury First computer systems and the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $391.3 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows the estimated fair value of fixed maturity securities at September 30, 2009 by contractual maturity in the next five years:

Fixed maturities
(Amounts in thousands)
Due in one year or less	$23,664
Due after one year through two years	28,066
Due after two years through three years	37,638
Due after three years through four years	92,406
Due after four years through five years	119,910

$301,684

Effective January 1, 2009, the Company acquired AIS for $120 million. The acquisition was financed by a $120 million credit facility that is secured by municipal bonds held as collateral. The credit facility calls for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. The loan matures on January 1, 2012 with interest payable at a floating rate of LIBOR rate plus 125 basis points. In addition, the Company may be required to pay up to $34.7 million over the next two years as additional consideration for the AIS acquisition. The Company plans to fund that portion of the purchase price, if necessary, from cash on hand and cash flow from operations. On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

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

The following table sets forth the composition of the total investment portfolio of the Company at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,960	$9,128	$9,633	$9,898
States, municipalities and political subdivisions	2,408,791	2,462,347	2,370,879	2,187,668
Mortgage-backed securities	137,134	125,773	216,483	202,326
Corporate securities	92,944	88,932	77,097	65,727
Collateralized debt obligations	43,838	42,185	48,929	13,120
Redeemable preferred stock	450	450	5,450	2,934

	2,692,117	2,728,815	2,728,471	2,481,673

Equity securities:
Common stock:
Public utilities	28,833	33,715	32,293	39,148
Banks, trusts and insurance companies	14,265	14,396	20,451	11,328
Industrial and other	264,074	227,114	330,030	186,294
Non-redeemable preferred stock	14,739	12,495	20,999	10,621

	321,911	287,720	403,773	247,391

Short-term investments	126,328	126,172	208,278	204,756

Total investments	$3,140,356	$3,142,707	3,340,522	2,933,820

(1)	Fixed maturities at amortized cost, and equities and short-term investments at cost.

At September 30, 2009, approximately 78.1% of the Company’s total investment portfolio at fair value and 90% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At September 30, 2009, 92.8% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

During the nine-month period ended September 30, 2009, the Company recognized approximately $352.5 million in net realized investment gains, which include approximately $278.4 million and $67.9 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $283.5 million and $122.2 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of electing the fair value option. Partially offsetting these gains were approximately $5.1 million and $54.6 million in loss from the sale of fixed maturity securities and equity securities, respectively.

Fixed maturity securities

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including short-term investments, was 12.5 years at September 30, 2009, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term investments, was approximately 6.6 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 5.0 years at September 30, 2009, including collateralized mortgage obligations with modified durations of approximately 1.8 years and short-term investments that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-. To calculate the weighted-average credit quality ratings as disclosed throughout this Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2009, bond holdings rated below investment grade and non rated bonds totaled $92.0 million and $85.3 million, respectively, at fair value, and represented approximately 3.4% and 3.1%, respectively, of total fixed maturity securities. At December 31, 2008, bond holdings of lower than investment grade and non rated bonds totaled $55.4 million and $49.5 million, respectively, and represented approximately 2.2% and 2.0%, respectively, of total fixed maturity securities.

The following table presents the credit quality rating of the Company’s fixed maturity portfolio by security type at September 30, 2009 at fair value. Credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine-month period ended September 30, 2009, with 91.2% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 5.6% experienced downgrades during the period, offset by approximately 3.2% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio and only approximately $10.1 million at fair value was downgraded to below investment grade during the quarter, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

	September 30, 2009					Total
	AAA	AA (2)	A (2)	BBB (2)	Non Rated/Other
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$5,867	$—	$—	$—	$—	$5,867
Government agency	3,261	—	—	—	—	3,261

Total	9,128	—	—	—	—	9,128

	100.0%					100.0%
Municipal securities:
Insured (1)	4,609	553,318	703,762	83,094	36,723	1,381,506
Uninsured	262,973	344,421	246,359	175,256	51,832	1,080,841

Total	267,582	897,739	950,121	258,350	88,555	2,462,347

	10.9%	36.4%	38.6%	10.5%	3.6%	100.0%
Mortgage-backed securities:
Agencies	95,155	—	—	—	—	95,155
Non-agencies:
Prime	8,394	—	447	602	7,030	16,473
Alt-A	1,921	3,131	5,252	—	3,841	14,145

Total	105,470	3,131	5,699	602	10,871	125,773

	83.9%	2.5%	4.5%	0.5%	8.6%	100.0%
Corporate securities:
Financial	4,496	11,003	17,335	5,701	18,943	57,478
Energy	—	—	—	6,046	9,408	15,454
Communications	—	—	—	6,637	—	6,637
Utilities	—	—	—	3,579	1,768	5,347
Basic materials	—	—	—	3,936	—	3,936
Consumer - cyclical	—	—	—	—	80	80

Total	4,496	11,003	17,335	25,899	30,199	88,932

	5.0%	12.4%	19.5%	29.1%	34.0%	100.0%
Redeemable preferred stock:
Corporate - Hybrid (CDO)	—	—	—	—	42,185	42,185
Redeemable preferred stock	—	—	—	—	450	450

Total	—	—	—	—	42,635	42,635

					100.0%	100.0%
Total	$386,676	$911,873	$973,155	$284,851	$172,260	$2,728,815

	14.2%	33.4%	35.7%	10.4%	6.3%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $12,133, AA: $373,794, A: $713,280, BBB: $114,357, Non rated/Other: $167,942

(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

1. Municipal securities

The Company had approximately $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at September 30, 2009, with an unrealized gain of $53.6 million. Approximately half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the weighted-average rating was A+ at September 30, 2009.

The following table shows the Company’s insured municipal bond portfolio by bond insurer at September 30, 2009 and at December 31, 2008.

	September 30, 2009		December 31, 2008
Municipal bond insurer	Rating (1)	Fair value	Rating (1)	Fair value
	(Amounts in thousands)
MBIA	BBB	$729,614	BBB	$606,301
AMBAC	CC	221,059	BBB	193,701
FSA	AA	199,952	AA	205,249
XLCA	CC	48,777	CCC	38,393
ASSURED GTY	AA	43,562	AA	16,664
CIFG	CC	17,558	B	16,278
RADIAN	BB	15,461	BBB	15,155
ACA	NR	14,736	NR	13,899
FGIC	NR	3,952	CCC	9,048
Other	N/A	86,835	N/A	81,283

		$1,381,506		$1,195,971

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s and Fitch.

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

At September 30, 2009, municipal securities included auction rate securities. The Company owned $3.0 million at fair value of auction rate securities at September 30, 2009 and December 31, 2008. Auction rate securities were valued based on a discounted cash flow model with certain inputs that were not observable in the market and are considered Level 3 inputs.

2. Mortgage-backed securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $14.1 million and $16.3 million ($17.9 million and $20.0 million amortized cost) of Alt-A mortgages at September 30, 2009 and December 31, 2008, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At September 30, 2009, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgages is BBB+ and the weighted-average rating of the entire mortgage backed securities portfolio is AA+.

3. Corporate securities

Included in the fixed maturity securities are $88.9 million of fixed rated corporate securities which have a duration of 4.95 years and a weighted-average rating of A-.

4. Collateralized Debt Obligations

Included in fixed maturities securities are $42.2 million of collateralized debt obligations, which represent approximately 1.3% of the total investment portfolio at September 30, 2009, and have a duration of 3.14 years.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. The net gain due to changes in fair value of the Company’s equity portfolio during the nine-month period ended September 30, 2009 was $122.2 million. The primary cause of the significant gains in the Company’s equity portfolio was due to the large allocation to energy related stocks. During the nine-month period ended September 30, 2009, energy related stocks experienced a significant growth in value, more than that of the overall stock market, which saw a growth of approximately 17% in the S&P 500 Index.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2009, 8.8% of the total investment portfolio at fair value was held in equity securities, compared to 8.4% at December 31, 2008.

Short-term investments

At September 30, 2009, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at September 30, 2009, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.8 to 1.

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

The Company is supporting The Continuous Coverage Auto Insurance Discount Act (“CCAIDA”), a California ballot initiative which is targeted for the June 2010 ballot. If passed, the CCAIDA will provide for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. While the company expects this to be beneficial for the insurance consumer, there are consumer activist groups both supporting and opposing the initiative.

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

The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While a hearing before the administrative law judge was set to start on September 14, 2009, the hearing was vacated and continued to a future date to be determined.

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

V. Critical Accounting Policies and Estimates

A. Reserves

The preparation of the Company’s condensed consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

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

At September 30, 2009, the Company recorded its point estimate of approximately $1,055.9 million in losses and loss adjustment expenses liability which includes approximately $360.6 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2009 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires reduction for previously reported accident years, positive development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, negative development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine-month period ended September 30, 2009, the Company reported positive development of approximately $40 million on the 2008 and prior accident years’ loss and loss adjustment expense reserves which at December 31, 2008 totaled approximately $1.1 billion. The positive development in 2009 is largely the result of re-estimates of accident year 2008 California bodily injury losses which have experienced both lower average severities and fewer late reported claims (claim count development) than was originally estimated at December 31, 2008.

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

C. Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when electing the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value, with changes in fair value of available for sale securities reflected in unrealized gains or losses in the consolidated statements of comprehensive income and changes in fair value of trading securities reflected in net realized investment gains or losses in the consolidated statements of operations. Equity holdings, including non-sinking fund preferred stocks, are, with minor exceptions, actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipalities, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Over 99% of the fair value of the financial instruments held at September 30, 2009 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

E. Income Taxes

At September 30, 2009, the Company’s deferred income taxes were in a net asset position partly as a result of the fair value declines in the investment portfolio originating in 2008, which resulted from extreme volatility in the capital markets and a widening of credit spreads beyond historic norms. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

Management’s recoverability assessment is based on estimates of anticipated capital gains, capital gains realized in prior years, when available, that could be utilized through carryback, and tax-planning strategies available to generate future taxable capital gains, all of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at quarter-end, are not due to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company has prior years’ realized capital gains available to offset the majority of realized capital losses, via the filing of carryback refund claims. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more properties of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of option premium capital gains (more than sufficient to offset any losses on the underlying stocks employed in the program) on a consistent, long term basis.

The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flow from operations, as well as the reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments. This capability will enable management to use its discretion in controlling the timing and amount of realized losses it generates during future periods. By prudent utilization of some or all of these actions, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing the full benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

G. Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments or lawsuits relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the notes to the condensed consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position.

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

Overview

The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiaries. Executive oversight of investment activities is conducted primarily through the Company’s investment committee. The investment committee focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a weighted-average fixed maturities portfolio credit quality rating of AA-. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 90.2% of its fixed maturity portfolio at September 30, 2009 at fair value, are broadly diversified geographically. Approximately 99.7% of municipal bond holdings are in the tax-exempt sector. The largest holdings are in populous states such as Texas (15.3%) and California (12.4%); however, such holdings are further diversified primarily between cities, counties, schools, public works, hospitals and state general obligations. In California, the Company owns approximately $8.4 million at fair value of general obligations of the state at September 30, 2009. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 10% of the Company’s fixed maturity portfolio. Approximately 38.2% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies, which were rated AAA at September 30, 2009. Approximately 13% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Credit ratings for the Company’s fixed maturity portfolio were stable during the nine-month period ended September 30, 2009, with 91.2% of the fixed maturity portfolio at fair value experiencing no change in their overall rating. Approximately 5.6% experienced downgrades during the period, offset by approximately 3.2% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio and only approximately $10.1 million at fair value was downgraded to below investment grade during the quarter, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At September 30, 2009, the Company’s primary objective for common equity investments is current income. The fair value of the equity investment consists of $275.2 million in common stocks and $12.5 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is cautiously optimistic following government programs designed to sustain the economy. The Company has also allocated more to the energy sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 8.8% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The weighted-average Beta for the Company’s common stock holdings was 1.16 at September 30, 2009. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $79.8 million or $159.6 million, respectively.

Interest rate risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of its primary activities, as the Company invests substantial funds in interest sensitive assets and issues interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks, as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.

The value of the fixed maturity portfolio, which represents 86.8% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increase in municipal bond credit spreads in 2008 caused overall interest rates to increase, which resulted in the increase in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio, including short-term investments, is 5.0 years at September 30, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at September 30, 2009 would decrease by approximately $142.5 million or $284.9 million, respectively.

Effective January 2, 2002, the Company entered into an interest rate swap of its fixed rate obligation on its $125.0 million fixed 7.25% rate senior notes for a floating rate. The interest rate swap has the effect of hedging the fair value of the senior notes.

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

MERCURY GENERAL CORPORATION

Date: November 3, 2009	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer