Form 10-K
period 2009-12-31
MERCURY GENERAL CORP
filed 2010-02-18
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File No. 001-12257

MERCURY GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2211612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 937-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2009 was $891,688,452 (which represents 26,673,301 shares of common equity held by non-affiliates multiplied by $33.43, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 10, 2010, the Registrant had issued and outstanding an aggregate of 54,784,958 shares of its Common Stock.

Documents Incorporated by Reference

Certain information from the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

i

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (collectively, the “Company”) are primarily engaged in writing automobile insurance in a number of states, principally California. The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. The direct premiums written during 2009 by state and line of business were:

Year Ended December 31, 2009

(Amounts in thousands)

	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$1,696,378	$65,685	$205,469	$52,830	$2,020,362	77.9%
Florida	142,823	13,998	14,859	6,402	178,082	6.9%
Texas	71,064	6,679	1,724	16,451	95,918	3.7%
New Jersey	81,225	—	—	251	81,476	3.1%
Other states	166,548	7,593	18,833	24,756	217,730	8.4%

Total	$2,158,038	$93,955	$240,885	$100,690	$2,593,568	100%

	83.2%	3.6%	9.3%	3.9%	100%

The Company offers automobile policyholders the following types of coverage: bodily injury (BI) liability, underinsured and uninsured motorist, personal injury protection (PIP), property damage liability, comprehensive, collision and other hazards. The Company’s published maximum limits of liability for private passenger automobile insurance are, for BI, $250,000 per person and $500,000 per accident, and for property damage, $250,000 per accident. Subject to special underwriting approval, the combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile program. However, for the majority of the Company’s automobile policies, the limits of liability are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Company’s California insurance subsidiaries and the Information Technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support its California operations and future expansion, and office buildings located in St. Petersburg, Florida and in Oklahoma City, Oklahoma, which house the Company’s employees and several third party tenants. The Company maintains branch offices in a number of locations in California; Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Houston, and San Antonio, Texas. The Company has approximately 5,000 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has 21 subsidiaries. The Company’s insurance operations are conducted through the following insurance subsidiaries:

Insurance Companies(1)	Date Formed or Acquired	A.M. Best Ratings	Primary States
Mercury Casualty Company (“MCC”)(2)	January 1961	A+	CA, AZ, FL, NV, NY, VA
Mercury Insurance Company (“MIC”)(2)	November 1972	A+	CA
California Automobile Insurance Company (“CAIC”)(2)	June 1975	A+	CA
California General Underwriters Insurance Company (“CGU”)(2)	April 1985	Non-rated	CA
Mercury Insurance Company of Illinois (“MIC IL”)	August 1989	A+	IL
Mercury Insurance Company of Georgia (“MIC GA”)	March 1989	A+	GA
Mercury Indemnity Company of Georgia (“MID GA”)	November 1991	A+	GA
Mercury National Insurance Company (“MNIC”)	December 1991	A+	IL, MI
American Mercury Insurance Company (“AMI”)	December 1996	A-	OK, FL, GA, TX
American Mercury Lloyds Insurance Company (“AML”)	December 1996	A-	TX
Mercury County Mutual Insurance Company (“MCM”)	September 2000	A-	TX
Mercury Insurance Company of Florida (“MIC FL”)	August 2001	A+	FL, PA
Mercury Indemnity Company of America (“MIDAM”)	August 2001	A+	NJ

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc. (“MSMC”)	August 1997	AML’s attorney-in-fact
American Mercury MGA, Inc. (“AMMGA”)	August 1997	General agent
Concord Insurance Services, Inc. (“Concord”)	October 1999	Inactive insurance agent since 2006
Mercury Insurance Services, LLC (“MIS LLC”)	November 2000	Management services to subsidiaries
Mercury Group, Inc. (“MGI”)	July 2001	Inactive insurance agent since 2007
AIS Management, LLC (“AISM”)(3)	January 2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists, LLC (“AIS”)(3)	January 2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)(3)	January 2009	Insurance agent

(1)	All of the Company’s insurance subsidiaries as a group are referred to as the “Insurance Companies.”
(2)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.
(3)

On October 10, 2008, MCC entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aon Corporation, a Delaware corporation, and Aon Services Group, Inc., a Delaware corporation. Pursuant to the terms of the Purchase Agreement effective January 1, 2009, MCC acquired all of the membership interest of AISM, a California limited liability company, which is the parent company of AIS and PoliSeek.

Production and Servicing of Business

The Company sells its policies through approximately 5,100 independent agents and brokers, of which over 1,000 are located in each of California and Florida. The remaining agents and brokers are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada, and Michigan. Over half of the Company’s agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company. No independent agent or broker accounted for more than 2% of the Company’s direct premiums written during 2009. However, AIS produced approximately 15% and 14% of the Company’s direct premiums written during 2008 and 2007, respectively, prior to the AIS acquisition.

The Company believes that it compensates its agents and brokers above the industry average. During 2009, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate. During 2009, net advertising expenditures were $27 million.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Departments of Insurance (“DOI”) or similar governmental agencies of the applicable states. Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 21% of total private passenger automobile policies in force at December 31, 2009. In addition, the Company offers mechanical breakdown insurance in many states and homeowners insurance in Florida, Illinois, Oklahoma, New York, Georgia, Texas, and Arizona.

In California, “good drivers” (as defined by the California Insurance Code) accounted for approximately 81% of all voluntary private passenger automobile policies in force at December 31, 2009, while higher risk categories accounted for approximately 19%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%. The Company also offers homeowners, mechanical breakdown, and commercial automobile and property insurance in California.

Claims

The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administer all claims and direct all legal and adjustment aspects of claims processing.

Losses and Loss Adjustment Expenses Reserves and Reserve Development

The Company maintains losses and loss adjustment expenses reserves for both reported and unreported claims. Losses and loss adjustment expenses reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claim. Losses and loss adjustment expenses reserves for unreported claims are determined on the basis of historical information by line of insurance. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserves.

The Company’s ultimate liability may be greater or less than reported losses and loss adjustment expenses reserves. Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of losses and loss adjustment expenses reserves expected to be paid in future periods. The Tax Reform Act of 1986, however, requires the Company to discount losses and loss adjustment expenses reserves for federal income tax purposes.

The following table presents the development of losses and loss adjustment expenses reserves for the period 1999 through 2009. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2009.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future favorable or unfavorable development based on this table.

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$434,843	$492,220	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334
Reinsurance recoverable	(16,043)	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)

Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$418,800	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586

Paid (cumulative) as of:
One year later	$294,615	$321,643	$360,781	$432,126	$461,649	$525,125	$632,905	$674,345	$715,846	$617,622
Two years later	403,378	431,498	481,243	591,054	628,280	748,255	891,928	975,086	1,009,141
Three years later	429,787	462,391	528,052	637,555	714,763	851,590	1,027,781	1,123,179
Four years later	439,351	476,072	538,276	655,169	740,534	893,436	1,077,834
Five years later	446,223	478,158	545,110	664,051	750,927	906,466
Six years later	445,892	481,775	549,593	667,277	754,710
Seven years later	446,489	484,149	550,768	668,443
Eight years later	446,777	485,600	550,827
Nine years later	447,654	485,587
Ten years later	447,842
Net reserves re-estimated as of:
One year later	442,437	480,732	542,775	668,954	728,213	840,090	1,026,923	1,101,917	1,188,100	1,069,744
Two years later	449,094	481,196	549,262	660,705	717,289	869,344	1,047,067	1,173,753	1,219,369
Three years later	446,242	483,382	546,667	662,918	745,744	894,063	1,091,131	1,202,441
Four years later	449,325	482,905	545,518	666,825	750,859	910,171	1,104,988
Five years later	448,813	480,740	550,123	668,318	755,970	914,547
Six years later	447,225	483,392	551,402	669,499	757,534
Seven years later	447,362	485,328	551,745	670,225
Eight years later	447,272	486,078	551,505
Nine years later	447,976	486,157
Ten years later	447,960

Net cumulative development favorable (unfavorable)	$(29,160)	$(22,354)	$(34,913)	$(5,336)	$28,622	$(27,940)	$(99,354)	$(120,048)	$(119,911)	$58,035

Gross re-estimated liability-latest	$474,774	$525,963	$581,474	$696,631	$787,059	$942,007	$1,135,631	$1,220,652	$1,234,673	$1,078,697
Re-estimated recoverable-latest	(26,814)	(39,806)	(29,969)	(26,406)	(29,525)	(27,460)	(30,643)	(18,211)	(15,304)	(8,953)

Net re-estimated liability-latest	$447,960	$486,157	$551,505	$670,225	$757,534	$914,547	$1,104,988	$1,202,441	$1,219,369	$1,069,744

Gross cumulative development favorable (unfavorable)	$(39,931)	$(33,743)	$(46,548)	$(17,360)	$10,868	$(41,263)	$(113,028)	$(131,830)	$(130,758)	$54,811

(1)	Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced favorable development of approximately $58 million on the 2008 and prior accident years’ losses and loss adjustment expenses reserves due primarily to the result of re-estimates of accident year 2008 and 2007 California BI losses. See “Critical Accounting Estimates—Reserves” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $99 million to $120 million on prior accident years’ losses and loss adjustment expenses reserves. The unfavorable development from these years relates primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for losses in New Jersey and Florida. Reserves from these years showed further unfavorable development after December 31, 2008 primarily as a result of re-estimates of the 2005 and 2006 accident year loss reserves in New Jersey and re-estimates of the 2005 and 2006 accident year loss adjustment expenses reserves in New Jersey and California.

For 2004, the unfavorable development relates to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey. In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California and New Jersey automobile lines of business contributed to the deficiencies.

For 2003, the favorable development largely relates to lower inflation than originally expected on the BI coverage reserves for the California automobile line of insurance. In addition, the Company experienced a reduction in expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore favorable development in the reserves at December 31, 2003, partially offset by unfavorable development in the Florida and New Jersey automobile lines of business.

For years 1999 through 2002, the Company’s previously estimated loss reserves produced deficiencies that were reflected in the subsequent years’ incurred losses. The Company attributes a large portion of the unfavorable development to increases in the ultimate liability for BI, physical damage, and collision claims over what was originally estimated. The increases in these losses relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts, and body shop labor costs.

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ in some respects from amounts reported under SAP prescribed by insurance regulatory authorities. Some of the significant differences under GAAP are described below:

•

Policy acquisition costs such as commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts, are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•

Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables outstanding more than 90 days, deferred tax assets that do not meet statutory requirements for recognition, furniture, equipment, leasehold improvements, capitalized software, and prepaid expenses.

•

Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and losses and loss adjustment expenses reserves, respectively, as required by SAP.

•	Fixed-maturity securities are reported at fair value rather than at amortized cost, or the lower of amortized cost or fair value, depending on the specific type of security as required by SAP.

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

Operating Ratios (SAP basis)

Loss and Expense Ratios

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 16.8% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2009		2008	2007	2006	2005
Loss Ratio	67.8%		73.3%	68.0%	67.4%	65.4%
Expense Ratio	28.6%		28.5%	27.1%	27.1%	26.5%

Combined Ratio	96.4%		101.8%	95.1%	94.5%	91.9%

Industry combined ratio (all writers)(1)	99.3	%(2)	99.8%	98.3%	95.5%	95.1%
Industry combined ratio (excluding direct writers)(1)	N/A		100.8%	96.2%	94.7%	94.5%

(1)	Source: A.M. Best, Aggregates & Averages (2006 through 2009), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “2010 Special Report U.S. Property/Casualty-Review & Preview, February 8, 2010”

Premiums to Surplus Ratio

The following table reflects, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except ratios)
Net premiums written	$2,589,972	$2,750,226	$2,982,024	$3,044,774	$2,950,523
Policyholders’ surplus	$1,517,864	$1,371,095	$1,721,827	$1,579,248	$1,487,574
Ratio	1.7 to 1	2.0 to 1	1.7 to 1	1.9 to 1	2.0 to 1

Investments

The Company’s investments are directed by the Chief Investment Officer under the supervision of the Board of Directors. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve a return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a recognized market risk and asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for monitoring credit exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. At December 31, 2009, the Company had a capital loss carry forward of approximately $37.9 million.

Investment Portfolio

The following table sets forth the composition of the Company’s total investment portfolio:

	December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts in thousands)
Taxable bonds	$261,645	$270,093	$362,147	$299,561	$440,028	$437,838
Tax-exempt state and municipal bonds	2,411,434	2,434,468	2,360,874	2,179,178	2,418,348	2,447,851
Redeemable preferred stocks	—	—	5,450	2,934	2,079	2,071

Total fixed maturities	2,673,079	2,704,561	2,728,471	2,481,673	2,860,455	2,887,760
Equity investments including non-redeemable preferred stocks	308,941	286,131	403,773	247,391	330,995	428,237
Short-term investments	156,126	156,165	208,278	204,756	272,678	272,678

Total investments	$3,138,146	$3,146,857	$3,340,522	$2,933,820	$3,464,128	$3,588,675

Effective January 1, 2008, the Company elected to apply the fair value option to all available-for-sale, fixed maturity, and equity securities, and short-term investments existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized. For more detailed discussion, see “Liquidity and Capital Resources—Invested Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements.

At December 31, 2009, 77.4% of the Company’s total investment portfolio at fair value and 90.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Collateralized mortgage obligations represented 3.6% of the Company’s total investment portfolio at fair value. The Company held no redeemable preferred stocks at December 31, 2009. For more detailed information including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The nominal average maturity of the overall bond portfolio, including short-term bonds, was 12.2 years at December 31, 2009, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term bonds, was approximately 6.8 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 5.1 years at December 31, 2009, including collateralized mortgage obligations with modified durations of approximately 1.8 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the greater the price volatility in relation to changes in interest rates.

Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At year end, 96.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

Investment Results

The following table summarizes the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)
Average invested assets at cost(1)	$3,196,944	$3,452,803	$3,468,399	$3,325,435	$3,058,110
Net investment income:
Before income taxes	144,949	151,280	158,911	151,099	122,582
After income taxes	130,070	133,721	137,777	127,741	105,724
Average annual yield on investments:
Before income taxes	4.5%	4.4%	4.6%	4.5%	4.0%
After income taxes	4.1%	3.9%	4.0%	3.8%	3.5%
Net realized investment gains (losses) after income taxes(2)(3)	225,189	(357,838)	13,525	10,033	10,504
Net increase (decrease) in unrealized gains/losses on investments after income taxes(3)	$—	$—	$10,905	$3,103	$(14,000)

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
(2)

Includes investment impairment write-down, net of tax benefit, of $14.7 million in 2007, $1.3 million in 2006, and $1.4 million in 2005. 2007 also includes $1.3 million gain, net of tax, and $0.9 million loss, net of tax benefit, related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

(3)	Effective January 1, 2008, the Company adopted the fair value option with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations.

Competitive Conditions

The Company operates in the highly competitive property-casualty industry subject to competition on pricing, claims, consumer recognition, coverage offered and other product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies which have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other automobile insurers. In addition, the marketing efforts of independent agents and brokers can also provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2009, the Company was the third largest writer of private passenger automobile insurance in California and the thirteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry have experienced declining profitability since 2007. During 2009, many of the Company’s largest competitors increased rates on both private passenger auto insurance and homeowners insurance. Rate increases generally indicate that the market is hardening.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $44 million in excess of $10 million per occurrence based on the latest information provided by FHCF. The coverage is expected to change when new information is available later in 2010.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks with the California Earthquake Authority (“CEA”). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see “Regulation—Insurance Assessments.”

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

Regulation

The Insurance Companies are subject to significant regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to operate business.

Department of Insurance Oversight

The powers of the DOI in each state primarily include the prior approval of insurance rates and rating factors and the establishment of capital and surplus requirements, solvency standards, restrictions on dividend payments and transactions with affiliates. DOI regulations and supervision are designed principally to benefit policyholders rather than shareholders.

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use and that no rate be approved which is excessive, inadequate, unfairly discriminatory, or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.” The Company’s rate plan was approved by the California DOI and operates under these rating factor regulations.

Insurance rates in Georgia, New York, New Jersey, Pennsylvania, and Nevada require prior approval from the state DOI, while insurance rates in Illinois, Texas, Virginia, Arizona, and Michigan must only be filed with the respective DOI before they are implemented. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of insurance companies domiciled in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices. The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
VA	Market Conduct	Jul 2008 to Jul 2009	Fieldwork began in January 2010
NJ	Market Conduct	Sep 2007 to Aug 2008	Report was issued in January 2010
CA	Rating & Underwriting	Mar 2007 to May 2007	Preliminary draft was issued in December 2009
FL	Market Conduct	Sep 2005 to Dec 2006	Report was issued in June 2009
OK	Financial	2005 to 2007	Report was issued in May 2009

During the course of these examinations, the DOI generally reports findings to the Company, however, none of the findings reported to date is expected to be material to the Company’s financial position.

For discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made financial contributions of $148,200 and $354,450 to officeholders and candidates in 2009 and 2008, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Company is supporting the Continuous Coverage Auto Insurance Discount Act (“CCAIDA”), a California ballot initiative which will be on the June 2010 ballot. If passed, the CCAIDA will provide for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. While the Company strongly believes this will be beneficial for the insurance consumer, there are consumer activist groups both supporting and opposing the initiative. The Company made financial contributions of $3.5 million in 2009 related to this initiative.

Risk-Based Capital

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2009, each of the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2009.

During 2009, the Company paid approximately $1.9 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of insurance. As permitted by state law, the New Jersey assessments paid during 2009 are recoupable through a surcharge to policyholders. During 2009, the Company continued to recoup these assessments and will continue recouping them in the future. It is possible that there will be additional assessments in 2010. Under GAAP, these recoverable assessments of $4.5 million have been expensed as other operating expenses in the consolidated statements of operations.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2009, the most recent date at which information was available, was approximately $53 million.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2009 in other states.

Holding Company Act

The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Certain transactions and dividends defined to be of an “extraordinary” type may not be affected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2009, the Insurance Companies are permitted to pay, without extraordinary DOI approval, $153.3 million in dividends, of which $130.8 million is payable from the California Companies.

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

Each of the Insurance Companies is subject to holding company regulations in the state in which it is domiciled. These provisions are substantially similar to those of the Holding Company Act.

Assigned Risks

Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2009, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company

The following table sets forth certain information concerning the executive officers of the Company as of February 10, 2010:

Name	Age	Position
George Joseph	88	Chairman of the Board
Gabriel Tirador	45	President and Chief Executive Officer
Allan Lubitz	51	Senior Vice President and Chief Information Officer
Joanna Y. Moore	54	Senior Vice President and Chief Claims Officer
John Sutton	62	Senior Vice President—Customer Service
Christopher Graves	44	Vice President and Chief Investment Officer
Robert Houlihan	53	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	63	Vice President and Chief Underwriting Officer
Brandt N. Minnich	43	Vice President—Marketing
Theodore R. Stalick	46	Vice President and Chief Financial Officer
Charles Toney	48	Vice President and Chief Actuary
Judy A. Walters	63	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through December 2006. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998, he served as the Vice President and Controller of the Automobile Club of Southern

California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in January 2007. Mr. Tirador has over 20 years experience in the property and casualty insurance industry and is an inactive Certified Public Accountant.

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

Ms. Moore, Senior Vice President and Chief Claims Officer, joined the Company in the claims department in 1981. She was named Vice President of Claims in 1991 and Vice President and Chief Claims Officer in 1995. She was promoted to Senior Vice President and Chief Claims Officer on January 1, 2007.

Mr. Sutton, Senior Vice President—Customer Service, joined the Company as Assistant to the Chief Executive Officer in July 2000. He was named Vice President in September 2007 and Senior Vice President in January 2008. Prior to joining the Company, he served as President and Chief Executive Officer of the Covenant Group from 1994 to 2000. Prior to 1994, he held various executive positions at Hanover Insurance Company.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in April 2001.

Mr. Houlihan, Vice President and Chief Product Officer, joined the Company in his current position in December 2007. Prior to joining the Company, he served as Senior Product Manager at Bristol West Insurance Group from 2005 to 2007 and Product Manager at Progressive Insurance Company from 1999 to 2005.

Mr. Kitzmiller, Vice President and Chief Underwriting Officer, has been employed by the Company in the underwriting department since 1972. Mr. Kitzmiller was appointed Vice President in 1991, and named Chief Underwriting Officer in January 2010.

Mr. Minnich, Vice President—Marketing, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations and rejoined the Company as an Assistant Product Manager in 2008. In 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 20 years experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

Mr. Stalick, Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. In October 2000, he was named Chief Accounting Officer, a role he held until appointed to his current position in October 2001. Mr. Stalick is an inactive Certified Public Accountant.

Mr. Toney, Vice President and Chief Actuary, joined the Company in 1984 as a programmer/analyst. In 1994, he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position.

Ms. Walters, Vice President—Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in 1998.

Item 1A.	Risk Factors

The Company’s business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed in this section. It should be noted that the Company’s business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond the Company’s control. In addition, other risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company’s business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, there could be a materially adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by the Company with the SEC, as well as news releases and other information publicly disseminated by the Company from time to time.

Risks Related to the Company’s Business

The Company remains highly dependent upon California and several other key states to produce revenues and operating profits.

For the year ended December 31, 2009, the Company generated approximately 78.2% of its direct automobile insurance premiums written in California, 7.0% in Florida, and 3.6% in New Jersey. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

Mercury General is a holding company that relies on regulated subsidiaries for cash operating profits to satisfy its obligations.

As a holding company, Mercury General maintains no operations that generate revenue sufficient to pay operating expenses, shareholders’ dividends, or principal or interest on its indebtedness. Consequently, Mercury General relies on the ability of the Insurance Companies, particularly the California Companies, to pay dividends for Mercury General to meet its debt payment and other obligations. The ability of the Insurance Companies to pay dividends is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Insurance Companies to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders.

The Company’s insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject the Company’s insurance subsidiaries to regulatory action.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require the Company’s insurance subsidiaries to report their results of RBC calculations to state departments of insurance and the NAIC. If any of the Company’s insurance subsidiaries fails to meet these standards and requirements, the DOI regulating such subsidiary may require specified actions by the subsidiary.

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.

The Company’s financial condition, liquidity, and results of operations depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including, but not limited to:

•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	successful innovation of new pricing strategies;

•	recognition of changes in trends and in the projected severity and frequency of losses;

•	the Company’s ability to forecast renewals of existing policies accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in the Company’s claim settlement practices;

•	changes in operating expenses;

•	changing driving patterns;

•	extra-contractual liability arising from bad faith claims;

•	weather catastrophes;

•	unexpected medical inflation; and

•	unanticipated inflation in auto repair costs, auto parts prices, and used car prices.

Such risks may result in the Company’s pricing being based on outdated, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s results of operations, financial condition, and cash flow could be materially adversely affected.

The effects of emerging claim and coverage issues on the Company’s business are uncertain and may have an adverse effect on the Company’s business.

As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after the Company has issued insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.

The Company’s insurance rates are subject to prior approval by the departments of insurance in most of the states in which the Company operates, and to political influences.

In most of the states in which the Company operates, it must obtain prior approval from the state department of insurance of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate increases it requests, the Company’s ability to operate its business in a profitable manner may be limited and its liquidity, financial condition, and results of operations may be adversely affected.

From time to time, the auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with underlying costs, in the opinion of the Company’s management. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe-prone states seek an acceptable methodology to price for catastrophe exposure. In addition, various insurance underwriting and pricing criteria regularly come under attack by regulators, legislators, and special interest groups. The result could be legislation, regulations, or new interpretations of existing regulations that would adversely affect the Company’s business, financial condition, and results of operations.

If the Company cannot maintain its A.M. Best ratings, it may not be able to maintain premium volume in its insurance operations sufficient to attain the Company’s financial performance goals.

The Company’s ability to retain its existing business or to attract new business in its insurance operations is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Company’s insurance subsidiaries with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). If the Company is unable to maintain its A.M. Best ratings, the Company may not be able to grow its premium volume sufficiently to attain its financial performance goals, and if A.M. Best were to downgrade the Company’s ratings, the result may adversely affect the Company’s business, financial condition, and results of operations.

The Company’s long-term debt obligations begin to mature in August 2011. The Company may be unable to refinance the obligations or obtain sufficient capital to repay the obligations on acceptable terms, or at all.

The Company has an aggregate of $263 million in the following long-term debt obligations:

•	$125 million senior notes, which mature in August 2011;

•	$120 million secured credit facility, which matures in January 2012, incurred in connection with the AIS acquisition; and

•	$18 million secured bank loan, which matures in 2013, incurred in connection with the Folsom, California building acquisition.

The Company’s ability to generate cash depends on many factors beyond its control, and the Company may not generate sufficient cash flow to repay the debt at maturity. The Company’s ability to repay or refinance its long term debt at maturity also creates financial risk, particularly if the Company’s business or prevailing financial market conditions are not conducive to refinancing the outstanding debt obligations or obtaining new financing. If the Company is unable to generate sufficient cash flow to repay the debt obligations at maturity or to refinance the obligations on commercially reasonable terms, the Company’s business, financial condition, and results of operations may be harmed.

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

Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations. The Company’s financial strength ratings with Standard & Poor’s, Fitch, and Moody’s are AA-, AA-, and Aa3, respectively; its respective debt ratings are A-, A, and A3. In 2009, the ratings were affirmed by Standard & Poor’s, Fitch, and Moody’s, but the outlook for the ratings was changed from stable to negative. Since these ratings are subject to continuous review, the Company cannot guarantee the continuation of the favorable ratings. If the ratings were lowered significantly by any one of these agencies relative to those of the Company’s competitors, its ability to market products to new customers and to renew the policies of current customers could be harmed. A lowering of the ratings could also limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets. These events, in turn, could have a material adverse effect on the Company’s results of operations and liquidity.

Changes in market interest rates or defaults may have an adverse effect on the Company’s investment portfolio, which may adversely affect the Company’s financial results.

The Company’s results are affected, in part, by the performance of its investment portfolio. The Company’s investment portfolio contains interest rate sensitive-investments, such as municipal and corporate bonds. Increases in market interest rates may have an adverse impact on the value of the investment portfolio by decreasing realized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company’s investment income as it invests positive cash flows from operations and as it reinvests proceeds from maturing and called investments in new investments that could yield lower rates than the Company’s investments have historically generated. Defaults in the Company’s investment portfolio may produce operating losses and negatively impact the Company’s results of operations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite its mitigation efforts, a significant increase in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s valuation of financial instruments may include methodologies, estimations, and assumptions that are subject to differing interpretations and could result in changes to valuations that may materially adversely affect the Company’s financial condition or results of operations.

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with the input used to measure their fair value and the level of market price observability.

During periods of market disruption, including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes in historically active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, the valuations associated with such securities may rely more on management judgment and include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation. The valuations generated by such methods may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations or financial condition.

Changes in the financial strength ratings of financial guaranty insurers issuing policies on bonds held in the Company’s investment portfolio may have an adverse effect on the Company’s investment results.

In an effort to enhance the bond rating applicable to certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer rather than the underlying credit of the bond issuer. Several financial guaranty insurers that have issued insurance policies covering bonds held by the Company are facing financial strength rating downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. These financial guaranty insurers are subject to DOI oversight. As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease. Although the Company has determined that the financial strength rating of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the fair value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse effect on the Company’s results of operations and its financial condition.

At December 31, 2009, approximately 77.4% of the Company’s total investment portfolio at fair value and 90.0% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. Approximately 59.3% of the net realized gain held in the Company’s investment portfolio at December 31, 2009 related to the Company’s municipal bond holdings. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, results of operations, financial condition, and cash flows may be materially and adversely affected.

Acquired companies can be difficult to integrate, disrupt the Company’s business and adversely affect its operating results. The benefits anticipated in an acquisition may not be realized in the manner anticipated.

Effective January 1, 2009, the Company acquired all of the issued and outstanding membership interests of AISM, which is the parent company of AIS and PoliSeek, with the expectation that the acquisition would result in various benefits including, enhanced revenue and profits, greater market presence and development, and enhancements to the Company’s product portfolio and customer base. These benefits may not be realized as rapidly as, or to the extent, anticipated by the Company. Costs incurred in the integration of the AIS operations with the Company’s operations also could have an adverse effect on the Company’s business, financial condition, and operating results. The acquisition of AIS, as with all acquisitions, involves numerous risks, including:

•	difficulties in integrating AIS operations, technologies, services and personnel;

•	potential loss of AIS customers;

•	diversion of financial and management resources from existing operations;

•	potential loss of key AIS employees;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving AIS’ important industry, marketing and customer relationships;

•	assumption of liabilities held by AIS; and

•	inability to generate sufficient revenue and cost savings to offset the cost of the acquisition.

The Company’s acquisition of AIS may also cause it to:

•	assume and otherwise become subject to certain liabilities;

•	incur additional debt to finance operations;

•	incur write-offs, restructuring, and other related expenses; and

•	have significant impairment charges on goodwill or other intangible assets.

If these risks materialize, the Company’s financial condition, results of operations, and stock price could be materially adversely affected.

If the Company’s loss reserves are inadequate, its business and financial position could be harmed.

The process of establishing property and liability loss reserves is inherently uncertain due to a number of factors, including underwriting quality, the frequency and amount of covered losses, variations in claims settlement practices, the costs and uncertainty of litigation, and expanding theories of liability. While the Company believes that improved actuarial techniques and databases have assisted in estimating loss reserves, the Company’s methods may prove to be inadequate. If any of these contingencies, many of which are beyond the Company’s control, results in loss reserves that are not sufficient to cover its actual losses, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected.

There is uncertainty involved in the availability of reinsurance and the collectability of reinsurance recoverable.

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

In addition, A.M. Best, credit rating agency, has expressed a concern regarding the FHCF’s ability to fund all obligations in the case of a severe hurricane. Based on its projected claims-paying capacity, coverage provided by the FHCF’s mandatory layer will be reduced, and given the lack of funding regarding the Temporary Increase in Coverage Limits, no credit will be provided for this layer. A.M. Best will continue to assess the amount of credit afforded to reinsurance from the FHCF related to events of the hurricane season, as well as credit market conditions, and such assessment is subject to change since this ongoing evaluation is critical in the assignment of ratings.

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

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events is likely to result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company depends on independent agents and brokers who may discontinue sales of its policies at any time.

The Company sells its insurance policies through approximately 5,100 independent agents and brokers. The Company must compete with other insurance carriers for these agents’ and brokers’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

The Company’s expansion plans may adversely affect its future profitability.

The Company is currently expanding and intends to further expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flow from operations. The expansion may not occur, or if it does occur may not be successful in providing increased revenues or profitability. If the Company’s cash flow from operations is insufficient to cover the increased costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements depend on many factors, including its ability to write new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its current expansion plans and the performance of its investment portfolio. The Company may need to raise additional funds through equity or debt financing, sales of all or a portion of its investment portfolio or curtail its growth and reduce its assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, results of operations, and financial condition could be adversely affected.

Funding for the Company’s future growth may depend upon obtaining new financing, which may be difficult to obtain given prevalent economic conditions.

To accommodate the Company’s expected future growth, the Company may require funding in addition to cash provided from current operations. The Company’s ability to obtain financing may be constrained by current economic conditions affecting global financial markets. Specifically, with the recent trends affecting the banking industry, many lenders and institutional investors have ceased funding even the most credit-worthy borrowers. If the Company is unable to obtain necessary financing, it may be unable to take advantage of opportunities with potential business partners or new products or to otherwise expand its business as planned.

Any inability of the Company to realize its deferred tax assets may have a material adverse effect on the Company’s results of operations and financial condition.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable capital gains in the future sufficient to utilize them or the Company enters into one or more transactions that limit its right to realize all of the deferred tax assets.

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s future projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

The carrying value of the Company’s goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2009, the Company’s consolidated balance sheet reflected $43 million of goodwill and $67 million of other intangible assets. The Company continually evaluates whether events or circumstances have occurred that suggest that the fair value of its other intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company is developing and deploying new information technology systems that are designed to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. See “Overview—Technology” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s new information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In addition, despite system redundancy, the implementation of security measures, and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power loss;

•	unauthorized access; and

•	computer systems, Internet, telecommunications or data network failure.

It is possible that a system failure, accident, or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. Following implementation of its new information technology systems, the Company may from time to time install new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

The Company’s consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company’s financial condition and results of operations. See Note 1 of Notes to Consolidated Financial Statements.

The Company may be required to adopt International Financial Reporting Standards (“IFRS”). The ultimate adoption of such standards could negatively impact its financial condition or results of operations.

Although not yet required, the Company could be required to adopt IFRS, which differs from GAAP, for the Company’s accounting and reporting standards. The ultimate implementation and adoption of new standards could favorably or unfavorably impact the Company’s financial condition or results of operations.

The Company’s disclosure controls and procedures may not prevent or detect acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, the Company cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

As the Company expands its operations, it hires and trains new employees and retains current employees to handle the resulting increase in new inquiries, policies, customers, and claims. The failure to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business. In addition, the failure of adequate staffing of claims and underwriting departments could result in decreased quality of the Company’s operations.

The Company’s success also depends upon the continued contributions of its executive officers, both individually and as a group. The Company’s future performance will be substantially dependent on its ability to retain and motivate its management team. The loss of the services of any of the Company’s executive officers could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Continuing negative economic conditions may negatively affect the Company’s business and operating results.

Continuing negative economic conditions could adversely affect the Company in the form of consumer behavior and pressure on its investment portfolio. Consumer behavior could include policy cancellations, modifications, or non-renewals, which may reduce cash flows from operations and investments, may harm the Company’s financial position, and may reduce the Insurance Companies’ statutory surplus. Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they fall due, and as a result, the Company’s bad debt reserves and write-offs could increase. It is also possible that claims fraud may increase. The Company’s investment portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio. In addition, declines in the Company’s profitability could result in a charge to earnings for the impairment of goodwill, which would not affect the Company’s cash flow but could decrease its earnings, and its stock price could be adversely affected.

Many economists believe that the severe economic recession is over but they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States, and in California, where the majority of the Company’s business is produced. If economic conditions continue to deteriorate or do not show significant improvement, the adverse impact on the Company’s results of operations, financial condition, and cash flows may continue.

The presence of defective Chinese-made drywall in homes subject to our homeowner policies may lead to additional losses and expenses.

Some homeowners in southern Florida have experienced unpleasant odors and unusual air-conditioning problems, which have been linked to the use of defective Chinese-made drywall. It is difficult to accurately estimate any covered losses that may develop as a result of these problems. However, if and to the extent the scope of the Chinese-made drywall problems proves to be significant, the Company could incur costs or liabilities related to this issue that could have a material adverse effect on its results of operations, financial condition, and cash flows.

Risks Related to the Company’s Industry

The private passenger automobile insurance industry is highly competitive, and the Company may not be able to compete effectively against larger, better-capitalized companies.

The Company competes with many property and casualty insurance companies selling private passenger automobile insurance in the states in which the Company operates. Many of these competitors are better capitalized than the Company and have higher A.M. Best ratings. The superior capitalization of the competitors may enable them to offer lower rates, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate. The Company’s ability to compete against these larger, better-capitalized competitors depends on its ability to deliver superior service and its strong relationships with independent agents.

The Company may undertake strategic marketing and operating initiatives to improve its competitive position and drive growth. If the Company is unable to successfully implement new strategic initiatives or if the

Company’s marketing campaigns do not attract new customers, the Company’s competitive position may be harmed, which could adversely affect the Company’s business and results of operations. Additionally, in the event of a failure of any competitor, the Company and other insurance companies would likely be required by state law to absorb the losses of the failed insurer and would be faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The Company may be adversely affected by changes in the private passenger automobile insurance industry.

Approximately 83.2% of the Company’s direct written premiums for the year ended December 31, 2009 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices, and medical care.

The insurance industry is subject to extensive regulation, which may affect the Company’s ability to execute its business plan and grow its business.

The Company is subject to comprehensive regulation and supervision by government agencies in each of the states in which its insurance subsidiaries are domiciled, as well as in the states where its insurance subsidiaries sell insurance products, issue policies, and handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be, critical to its success. Some of these regulations include:

Required Licensing. The Company operates under licenses issued by the DOI in the states in which the Company sells insurance. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. Also, if the DOI in any state in which the Company currently operates suspends, non-renews, or revokes an existing license, the Company would not be able to offer affected products in the state.

Transactions Between Insurance Companies and Their Affiliates. Transactions between the Insurance Companies and their affiliates (including the Company) generally must be disclosed to state regulators, and prior approval of the applicable regulator is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of some transactions, which may adversely affect the Company’s ability to innovate or operate efficiently.

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

Other Regulations. The Company must also comply with regulations involving, among other matters:

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

The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of the Company’s ability to do business in that jurisdiction. In addition, the Company may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

In addition, from time to time, the Company may support or oppose legislation or other amendments to insurance regulations in California or other states in which it operates. Consequently, the Company may receive negative publicity related to its support or opposition of legislative or regulatory changes that may have a material adverse effect on the Company’s financial condition and results of operations. Currently, the Company is supporting the CCAIDA. See “Item 1. Business—Regulation—Department of Insurance Oversight” for further details.

Regulation may become more extensive in the future, which may adversely affect the Company’s business and results of operations.

No assurance can be given that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which the Company conducts business could make it more expensive for it to continue to conduct business in these states, restrict the premiums the Company is able to charge or otherwise change the way the Company does business. In such events, the Company may seek to reduce its writings in or to withdraw entirely from these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether and to what extent new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s results of operations, profitability, and financial condition.

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce the Company’s profitability.

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insured parties as the result of impaired or insolvent insurance companies. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, the insurance subsidiaries must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce the Company’s profitability in any given period or limit its ability to grow its business.

The insurance industry faces risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, insurance companies incur material expenses in the defense of litigation and their results of operations or financial condition could be adversely affected if they fail to accurately project litigation expenses.

Insurance companies are subject to a variety of legal actions including employee benefit claims, wage and hour claims, breach of contract actions, tort claims, and fraud and misrepresentation claims. In addition, insurance companies incur and likely will continue to incur potential liability for claims related to the insurance industry in general and the Company’s business in particular, such as claims by policyholders alleging failure to pay for, termination or non-renewal of coverage, sales practices, claims related to reinsurance matters, and other matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages.

Recent court decisions and legislative activity may increase exposures for any of the types of claims insurance companies face. There is a risk that insurance companies could incur substantial legal fees and expenses, including discovery expenses, in any of the actions companies defend in excess of amounts budgeted for defense.

The Company and its insurance subsidiaries are named as defendants in a number of lawsuits. These lawsuits are described more fully at “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuits is uncertain and may negatively impact the manner in which the Company conducts its business and results of operations, which could materially increase the Company’s legal expenses. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

Loss or significant restriction of the use of credit scoring in the pricing and underwriting of personal lines products could reduce the Company’s future profitability.

The Company uses credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail the use of credit scoring, if enacted in a large number of states, could impact the Company’s future results of operations.

Risks Related to the Company’s Stock

The Company is controlled by small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.

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

Before a person can acquire control of a U.S. insurance company or any holding company of a U.S. insurance company, prior written approval must be obtained from the DOI of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of the insurer or holding company, the state DOI will consider a number of factors relating to the acquirer and the transaction. These laws and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company or the sale by the Company of any of its insurance subsidiaries, including transactions that some or all of the Company’s shareholders might consider to be desirable.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following buildings which are mostly occupied by the Company’s employees. The space not occupied by the Company is leased to independent third party tenants. In addition, the Company owns a 4.2 acre parcel of land in Brea, California for future expansion. The Company leases all of its other office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space. The Company’s properties are well maintained, adequately meet its needs and are being utilized for their intended purposes.

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2009
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
St. Petersburg, FL	Administrative	157,000	79%
Oklahoma, OK	Administrative	100,000	87%

Item 3.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in cases where the Company is able to estimate its potential exposure and it is probable that the court will rule against the Company. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends actions against it, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, it is not expected to be material to the Company’s financial condition. For a detailed description of the pending lawsuits, see “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January 1, 2008.

2009	High	Low
1st Quarter	$46.09	$22.45
2nd Quarter	$35.74	$28.90
3rd Quarter	$37.82	$31.00
4th Quarter	$40.12	$35.43

2008	High	Low
1st Quarter	$50.06	$42.28
2nd Quarter	$52.64	$44.42
3rd Quarter	$62.00	$43.66
4th Quarter	$56.47	$36.11

The closing price of the Company’s common stock on February 10, 2010 was $38.12.

Holders

As of February 10, 2010, there were approximately 155 holders of record of the Company’s common stock.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2009 and 2008, the Company paid dividends on its common stock of $2.33 and $2.32 per share, respectively. On February 5, 2010, the Board of Directors declared a $0.59 quarterly dividend payable on March 31, 2010 to shareholders of record on March 16, 2010.

For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue the payment of quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act

The California Companies are subject to California DOI regulation pursuant to the provisions of the Holding Company Act. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Certain transactions and dividends defined to be of an “extraordinary” type may not be affected if the California DOI disapproves the transaction within 30 days after notice. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2009, the Insurance Companies are permitted to pay, without extraordinary DOI approval, $153.3 million in dividends, of which $130.8 million is payable from the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12 of Notes to Consolidated Financial Statements.

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2004 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns

Stock Price Plus Reinvested Dividends

	2004	2005	2006	2007	2008	2009
Mercury General	$100.00	$100.13	$94.00	$92.34	$89.49	81.72
Industry Peer Group	100.00	109.96	129.97	140.37	100.22	105.40
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

The industry peer group consists of Ace Limited, Alleghany Corporation, Allstate Corporation, American Financial Group, Berkshire Hathaway, Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Old Republic International, PMI Group, Inc., Progressive Corporation, RLI Corporation, Selective Insurance Group, Travelers Companies, Inc., W.R. Berkley Corporation and XL Capital, Ltd.

Recent Sales of Unregistered Securities

None.

Share Repurchases

The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase program on July 31, 2009, and the authorization will expire in June

2010. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. Since the inception of the program, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The purchased shares were retired, and no stock has been purchased since 2000.

Item 6.	Selected Financial Data

The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,625,133	$2,808,839	$2,993,877	$2,997,023	$2,847,733
Net investment income	144,949	151,280	158,911	151,099	122,582
Net realized investment gains (losses)	346,444	(550,520)	20,808	15,436	16,160
Other	4,967	4,597	5,154	5,185	5,438

Total revenues	3,121,493	2,414,196	3,178,750	3,168,743	2,991,913

Losses and loss adjustment expenses	1,782,233	2,060,409	2,036,644	2,021,646	1,862,936
Policy acquisition costs	543,307	624,854	659,671	648,945	618,915
Other operating expenses	217,683	174,828	158,810	176,563	150,201
Interest	6,729	4,966	8,589	9,180	7,222

Total expenses	2,549,952	2,865,057	2,863,714	2,856,334	2,639,274

Income (loss) before income taxes	571,541	(450,861)	315,036	312,409	352,639
Income tax expense (benefit)	168,469	(208,742)	77,204	97,592	99,380

Net income (loss)	$403,072	$(242,119)	$237,832	$214,817	$253,259

Per Share Data:
Basic earnings per share	$7.36	$(4.42)	$4.35	$3.93	$4.64

Diluted earnings per share	$7.32	$(4.42)	$4.34	$3.92	$4.63

Dividends paid	$2.33	$2.32	$2.08	$1.92	$1.72

	December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,146,857	$2,933,820	$3,588,675	$3,499,738	$3,242,712
Total assets	4,232,633	3,950,195	4,414,496	4,301,062	4,050,868
Losses and loss adjustment expenses	1,053,334	1,133,508	1,103,915	1,088,822	1,022,603
Unearned premiums	844,540	879,651	938,370	950,344	902,567
Notes payable	271,397	158,625	138,562	141,554	143,540
Shareholders’ equity	1,770,946	1,494,051	1,861,998	1,724,130	1,607,837
Book value per share	32.33	27.28	34.02	31.54	29.44

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements in this Annual Report on Form 10-K or in other materials the Company has filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-K and from those that may be expressed or implied by the forward-looking statements contained in this Form 10-K and in other reports or public statements made by the Company.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California automobile insurance markets; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies; the achievement of the synergies and revenue growth from the acquisition of AIS; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws or regulations, tax position challenges by the California Franchise Tax Board (“FTB”), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the general market risk associated with the Company’s investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

From time to time, forward-looking statements are also included in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K, in press releases, in presentations, on its web site, and in other materials released to the public. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of any document incorporated by reference, any other report filed with the SEC or any other public statement made by us, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.

OVERVIEW

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws.

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. Private passenger automobile lines of insurance accounted for approximately 83.2% of the $2.6 billion of the Company’s direct premiums written in 2009. Approximately 78.6% of the private passenger automobile premiums were written in California. The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004).

The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification. There are challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems, and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2010.

This section discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s consolidated financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

2009 Financial Performance Summary

The Company’s net income for the year ended December 31, 2009 increased to $403.1 million or $7.32 per diluted share from a net loss of $(242.1) million, or $(4.42) per diluted share, for the same period in 2008. The Company also generated income from its investment portfolio. Approximately $145 million in pre-tax investment income was generated during 2009 on a portfolio of approximately $3.1 billion at fair value at December 31, 2009, compared to $151 million pre-tax investment income during 2008 on a portfolio of approximately $2.9 billion at fair value at December 31, 2008. Included in net income (loss) are net realized investment gains of $346.4 million in 2009 compared with net realized investment losses of $550.5 million in 2008. Net realized investment gains include gains of $395.5 million in 2009 due to changes in the fair value pursuant to election of the fair value accounting option compared with losses of $525.7 million in 2008.

During 2009, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower rates yet realize better margins than many competitors.

Effective January 1, 2009, the Company acquired AIS with the expectation that the acquisition would result in various benefits including enhanced revenue and profits, greater market presence and development, and enhancements to the Company’s product portfolio and customer base. In 2009, the AIS operations were fully integrated into the Company.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $189 million and $65 million in 2009 and 2008, respectively. Cash flow from operations has been used to pay shareholder dividends and to help support growth.

Economic and Industry Wide Factors

•

Regulatory Uncertainty—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors, and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. The Company has a successful track record of working with difficult regulations and new insurance commissioners. However, there is no certainty that current or future regulations and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

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

•

Market Volatility—In 2008 and early 2009, the prolonged and severe disruptions in the public debt and equity markets, including widening of credit spreads, bankruptcies, and government intervention in a number of large financial institutions, resulted in significant fluctuations in the Company’s investment portfolio. While many economists believe that the severe economic recession is over, they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States. As a result, depending on market conditions, the Company may incur substantial additional losses in future periods, which could have a material adverse impact on its results of operations, equity, business and insurer financial strength, and debt ratings.

•

Inflation—The largest cost component for automobile insurers is losses, which include medical costs, replacement automobile parts, and labor costs. There can be significant variation in the overall increases in medical cost inflation, and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated.

•

Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry, but the Company is unable to predict the trend of loss frequency in the future.

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth in excess of 20% during hard markets. Premium growth rates in soft markets have been from slightly positive to negative and were negative 6% in 2009. In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry have experienced declining profitability since 2007. During 2009, many of the Company’s largest competitors have increased rates on both private passenger auto insurance and homeowners insurance. Rate increases generally indicate that the market is hardening.

Technology

In 2009, the Company continued the implementation of its internet agency portal, Mercury First, which is now in use in New York, Virginia, and Florida. The Company plans to roll out Mercury First to the remaining states in which it operates with private passenger auto in 2010 and several states with homeowners and commercial auto in 2011. Mercury First is a single entry point for agents providing a broad suite of capabilities. One of its most powerful tools is a Point of Sale (POS) system that allows agents to easily obtain and compare quotes and write new business. Mercury First is also an easy-to-use agency portal that provides a customized work queue for each agency user showing new business leads, underwriting requests and other pertinent customer information in real time. Agents can also assist customers with processing payments, reporting claims or updating their records. The system enables quick access to documents and forms and empowers the agents with several self-service capabilities. Additional POS solutions for commercial auto and homeowners lines are planned to be in use in 2010.

The Company has developed a NextGen computer system to replace its legacy underwriting, billings, claims and commissions systems for private passenger auto. The NextGen system was designed to be a multi-state, multi-line system to enable the Company to enter new states more rapidly, as well as to improve response times to legislative and regulatory changes. The Company has completed the rollout of NextGen for all underwriting, billing, claims, and commission functions supporting the private passenger auto line in seven states (Virginia, New York, Florida, California, Georgia, Illinois, and Texas), and expects that NextGen will be implemented in the remaining states in which the Company operates during 2010 and 2011. During 2009, the Company entered into a pilot program with Guidewire, a commercially available software solution, for the homeowners line of business to replace legacy platforms. Guidewire implementation will begin in 2010.

As part of the Company’s commitment to service excellence, the Company launched an initiative in 2008 to improve its call center technologies. The initiative’s goal is to enhance telephony infrastructure using Voice over Internet Protocol, centralized call recording, quality monitoring, and workforce management software. The technology has been integrated with the Company’s claim processing software and deployed to the centralized customer service call center. The Company also implemented Astonishing Customers Everyday in 2009, a highly streamlined loss application system which enhances the personal auto claims process including automated rental car reservations, repair services, and a new roadside assistance program.

B. Regulatory and Legal Matters

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania and Nevada requiring prior approval from the respective DOI before a rate may be implemented. Illinois, Texas, Virginia, Arizona, and Michigan only require that rates be filed with the DOI, while Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory. During 2008, the Company implemented automobile and homeowners insurance rate decreases in California. During 2009, the Company implemented automobile rate increases in four other states and a decrease in one other state.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience, and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

In April 2007, regulations became effective that generally tighten the existing Proposition 103 prior approval ratemaking regime primarily by establishing a maximum allowable rate of return (calculated by adding 6 percent plus the average of short, intermediate, and long-term T-bill rates) and a minimum allowable rate of return of negative 6 percent of surplus. However, the practical impact of these limitations is unclear because the new regulations allow for the California DOI to grant a number of variances based on loss prevention, business mix, service to underserved communities, and other factors. In October 2007, the California DOI invited comments from consumer groups and the insurance industry in an effort to set appropriate standards for granting or denying specific variances and to provide sufficient instruction regarding what information or data to submit when an insurer is applying for a specific variance. The comment period ended on November 16, 2007. The California DOI then published proposed amendments to its regulations and held an informal workshop on them on April 7, 2008. On April 29, 2008, the Commissioner issued a new notice reflecting slight modifications to the proposed regulations and superseding the prior version. The proposed changes, which are subject to interpretation, were approved as emergency regulations by the Office of Administrative Law (“OAL”) on May 16, 2008 and became effective as of that date. The Company continues to assess the effect of this regulation on its rate filings.

On July 14, 2006, the California OAL approved proposed regulations by the California DOI that effectively reduce the weight that insurers can place on a person’s residence when establishing automobile insurance rates. Insurance companies in California are required to file rating plans with the California DOI that comply with the new regulations. There was a two year phase-in period for insurers to fully implement those plans. The Company made a rate filing in August 2006 that reduced the territorial impact of its rates and requested a small overall rate increase. The California DOI approved the August 2006 filing in January 2008, which went into effect in April 2008. In July 2008, the Company made an additional rate filing to bring its rates into full compliance with the 2006 regulations. The filing has not been approved at this time. The Company cannot predict whether the California DOI will determine that the Company’s rates are in full compliance with the new regulations as a result of this filing. In general, the Company expects that the regulations will cause rates for urban drivers to decrease and those for non-urban drivers to increase. These rate changes are likely to increase consumer shopping for insurance which could affect the volume and the retention rates of the Company’s business. It is the Company’s intention to maintain its competitive position in the marketplace while complying with the 2006 regulations.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“NNC”) to the NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. Through this action, the California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While a hearing before the administrative law judge had been set to start on September 14, 2009, the hearing has been vacated and continued to a future date to be determined. This matter has been the subject of five continuations since the original NNC was issued in 2004.

The Company is not able to determine the impact of any of the regulatory matters described above. It is possible that the impact of some of the changes could adversely affect the Company and its operating results, however, the ultimate outcome is not expected to be material to the Company’s financial position.

The Company is also involved in legal proceedings incidental to its insurance business. See Note 17 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Litigation.

C. Critical Accounting Estimates

Reserves

The preparation of the Company’s consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

The Company calculates a point estimate rather than a range of loss reserve estimates. There is inherent uncertainty with estimates and this is particularly true with estimates for loss reserves. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.

The Company also engages independent actuarial consultants to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on actuarial consultants for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, average severity, and paid loss development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expenses reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

•	The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company uses this method for losses and loss adjustment expenses.

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous similar catastrophes.

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. While there are certainly other factors, the Company believes that the following three items tend to create the most variability between expected losses and actual losses.

(1) Inflation

For the Company’s California automobile lines of business, total reserves are comprised of the following:

•	BI reserves—approximately 65%

•	Material damage (MD) reserves, including collision and comprehensive property damage—approximately 10%

•	Loss adjustment expenses reserves—approximately 25%.

Loss development on MD reserves is generally insignificant because MD claims are generally settled in a shorter period than BI reserves. The majority of the loss adjustment expenses reserves are estimated costs to defend BI claims, which tend to require longer periods of time to settle as compared to MD claims.

BI loss reserves are generally the most difficult to estimate because they take longer to close than other coverages. BI coverage in the Company’s policies includes injuries sustained by any person other than the insured, except in the case of uninsured or underinsured motorist BI coverage, which covers damages to the insured for BI caused by uninsured or underinsured motorists. BI payments are primarily for medical costs and general damages.

The following table represents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	35% to 40%	15%
BI claims closed one year after the accident year reported	75% to 80%	60%
BI claims closed two years after the accident year reported	93% to 95%	85%
BI claims closed three years after the accident year reported	96% to 98%	96%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $2,500 to $3,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $7,500 to $9,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2009, the Company believes that the accident years that are most likely to develop are the 2007 through 2009 accident years; however, it is also possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is more reasonable to expect inflation than deflation. Many potential factors can affect the BI inflation rate, including: changes in statutes and regulations, change in the number of litigated files, general economic factors, timeliness of claims adjudication, vehicle safety, changes in weather patterns, and gasoline prices; however, the magnitude of such impact on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI inflation rate could vary from recorded amounts by as much as 10%, 5%, and 3% for 2009, 2008, and 2007, respectively. For example, at December 31, 2009, the loss severity for the amounts recorded at December 31, 2008 decreased by 8.5%, 3.1% and 0.1% for the 2008, 2007, and 2006 accident years, respectively. Comparatively, at December 31, 2008, the loss severity increased for the amount recorded at December 31, 2007 by 5.6%, 3.7%, and 1.5% for the 2007, 2006, and 2005 accident years, respectively. The following table shows the effects on the 2009, 2008, and 2007 accident year California BI loss reserves based on possible variations in the severity recorded, however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected(a)	Actual Recorded Severity at 12/31/09	Implied Inflation Rate Recorded	(A) Pro-forma severity if actual severity is lower by 10% for 2009, 5% for 2008, and 3% for 2007	(B) Pro-forma severity if actual severity is higher by 10% for 2009, 5% for 2008, and 3% for 2007	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2009	27,192	$8,938	12.7%	$8,044	$9,832	$24,310,000	$(24,310,000)
2008	30,244	$7,928	3.9%	$7,532	$8,324	$11,977,000	$(11,977,000)
2007	35,570	$7,631	2.2%	$7,402	$7,860	$8,146,000	$(8,146,000)
2006	N/A	$7,470
Total Loss Development—Favorable (Unfavorable)						$44,433,000	$(44,433,000)

(a)

The recent downward trend in the total number of claims reported is reflective of declining loss frequencies and a decline in the number of insurance policies issued. The number of claims expected excludes those claims that were closed without any payment.

For the 2009 accident year, the Company experienced increases in the average amounts paid on closed claims and slower claim file closings. This generally indicates that there will be increases in loss severity. As a result, the Company believes that the inflation rate for the 2009 accident year is likely to be higher than the inflation rate for the 2008 accident year. As discussed previously, there are many factors that impact inflation, but their impact on the recent inflation rate is currently unknown.

(2) Claim Count Development

The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. For California automobile BI claims, the Company has experienced that approximately 2% to 10% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be. The following table shows the number of BI claims reported at the end of the accident period and one year later:

California Bodily Injury Claim Count Development Table

Accident year	Number of claims reported at December 31 of each accident year	Number of claims reported at December 31 one year later	Percentage increase in number of claims reported
2003	33,043	36,314	9.9%
2004	35,084	37,246	6.2%
2005	34,845	36,802	5.6%
2006	34,455	37,098	7.7%
2007	33,378	35,638	6.8%
2008	29,647	30,229	2.0%

As illustrated in the table above, excluding 2003 and 2008, the range of the percentage increase in number of claims reported has been between approximately 5% and 8%. The number of BI claims increased by 9.9% and 2.0% in 2003 and 2008, respectively, amounts that are somewhat outside the normal range. There are many potential factors that can affect the number of claims reported after a period end. These factors include changes in weather patterns, a change in the number of litigated files, and whether the last day of the year falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2009, there were 25,684 BI claims reported for the 2009 accident year and the Company estimates that these are expected to ultimately grow by 5.9%. The Company believes that while actual development in recent years has ranged between approximately 2% and 10%, it is reasonable to expect that the range could be as great as between 0% and 12%. Actual development may be more or less than the expected range.

The following table shows the effect on loss development based on different claim count within the broader possible range at December 31, 2009:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2009 Accident Year	Claims Reported	Amount Recorded at 12/31/09 at 5.9% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 12%
Claim Count	25,684	27,199	25,684	28,766
Approximate average cost per claim	Not meaningful	$8,938	$8,938	$8,938
Total dollars	Not meaningful	$243,100,000	$229,600,000	$257,100,000
Total Loss Development—Favorable (Unfavorable)			$13,500,000	$(14,000,000)

(3) Unexpected Large Losses From Older Accident Periods

Unexpected large losses are generally not provided for in the current reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulation extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors.

Unexpected large losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this specific risk the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective and the Company may have material unexpected large losses in future periods. It is also possible that the Company has not identified and established a sufficient reserve for all of unexpected large losses occurring in the older accident years, even though a comprehensive claims file review was undertaken, or that the Company will experience additional development on these reserves.

Discussion of loss reserves and prior period loss development at December 31, 2009

At December 31, 2009 and 2008, the Company recorded its point estimate of approximately $1,053 million and $1,134 million, respectively, in losses and loss adjustment expenses liabilities which include approximately $340 and $385 million, respectively, of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2009 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2009, the Company reported favorable development of approximately $58 million on the 2008 and prior accident years’ losses and loss adjustment expenses reserves which at December 31, 2008 totaled approximately $1.1 billion. The favorable development in 2009 is largely the result of re-estimates of accident year 2008 and 2007 California BI losses which have experienced both lower average severities and fewer late reported claims (claim count development) than were originally estimated at December 31, 2008. In addition, there was favorable development from a recovery of approximately $5 million related to losses incurred on 2007 wildfires.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business. At December 31, 2009 and 2008, the Company established premium deficiency reserves for New Jersey operations of $0 and $639,000, respectively, after anticipating 4.5% and 4.4% investment income in 2009 and 2008, respectively.

Investments

Beginning January 1, 2008, all of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when electing the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. Prior to January 1, 2008, the Company’s fixed maturity and equity investment portfolios were classified either as “available for sale” or “trading” and carried at fair value, with changes in fair value of available for sale securities reflected in unrealized gains or losses in the consolidated statements of comprehensive income and changes in fair value of trading securities reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-sinking fund preferred stocks, are actively traded on national exchanges or trading markets, and were valued at the last transaction price on the balance sheet date.

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. All investments are carried on the balance sheet at fair value, as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by state and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Over 98% of the fair value of the financial instruments held at December 31, 2009 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters for a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

Certain financial instruments that the Company holds or acquires may lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise is not actively quoted. For a further discussion, see Note 3 of Notes to Consolidated Financial Statements.

Income Taxes

At December 31, 2009, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets. Finally, the Company has various deferred tax liabilities which represent sources of future ordinary taxable income.

Management’s recoverability assessment with regards to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at year-end, are not subject to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more properties of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of December 31, 2009, the fair value of the Company’s reporting units substantially exceeds their carrying value.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, or lawsuits relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the notes to the consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations; however, it is not expected to be material to the Company’s financial position. See also “Regulatory and Legal Matters” and Note 17 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Net premiums earned and net premiums written in 2009 decreased approximately 6.5% and 5.8%, respectively, from 2008. Net premiums written by the Company’s California operations were approximately $2 billion in 2009, a 6.9% decrease from 2008. Net premiums written by the Company’s non-California operations were approximately $578 million in 2009, a 1.9% decrease from 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total net premiums written to net premiums earned:

	2009	2008
	(Amounts in thousands)
Net premiums written	$2,589,972	$2,750,226
Decrease in unearned premium	35,161	58,613

Net premiums earned	$2,625,133	$2,808,839

Expenses

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratios were 67.9% and 73.3% in 2009 and 2008, respectively. The loss ratio decreased primarily due to favorable development of approximately $58 million in 2009 compared to unfavorable development of approximately $89 million in 2008 coupled with lower loss frequency in 2009. Partially offsetting this are higher loss severities recorded in 2009, as well as lower average premiums earned per policy.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio was 29.0% and 28.5% in 2009 and 2008, respectively. The expense ratio slightly increased primarily due to the impact of the amortization of AIS deferred commissions paid prior to the acquisition and severance payments related to a reduction in workforce during 2009, offset by other cost reduction programs. Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. Now that AIS is a wholly-owned subsidiary, commissions are no longer paid or deferred, and direct expenses are reflected in the expense ratio. Further, to improve profitability, the Company implemented several cost reduction programs including a salary freeze, a suspension of the employee 401(k) matching program, and a workforce reduction primarily located in California.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The Company’s combined ratio was 96.9% and 101.8% in 2009 and 2008, respectively.

The income tax expense (benefit) for 2009 and 2008 was $168.5 million and $(208.7) million, respectively. The increase in expense resulted primarily from changes in the fair value of the investment portfolio.

Investments

The following table summarizes the investment results of the Company:

	2009	2008
	(Amounts in thousands)
Average invested assets at cost(1)	$3,196,944	$3,452,803
Net investment income:
Before income taxes	$144,949	$151,280
After income taxes	$130,070	$133,721
Average annual yield on investments:
Before income taxes	4.5%	4.4%
After income taxes	4.1%	3.9%
Net realized investment gains (losses)	$346,444	$(550,520)

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

The slight increase in after-tax yield is due to an increase in tax exempt allocations relative to taxable issues.

Included in net income (loss) are net realized investment gains of $346.4 million in 2009 compared with net realized investment losses of $550.5 million in 2008. Net realized investment gains include gains of $395.5 million in 2009 due to changes in the fair value of total investments pursuant to election of the fair value accounting option compared with losses of $525.7 million in 2008. The gains during 2009 arise from the market value improvements on the Company’s fixed maturity ($261.9 million) and equity securities ($133.6 million). The primary cause of the significant gains in the Company’s portfolio was the overall improvement in the bond and equity markets. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement during 2009. The Company’s large holdings of energy related stocks also experienced growth in value during 2009, in excess of the 23.5% growth in the S&P 500 Index.

Net Income (Loss)

Net income (loss) was $403.1 million or $7.32 per diluted share and $(242.1) million or $(4.42) per diluted share in 2009 and 2008, respectively. Diluted per share results were based on a weighted average of 55.1 million shares and 54.9 million shares in 2009 and 2008, respectively. Basic per share results were $7.36 and $(4.42) in 2008 and 2007, respectively. Included in net income (loss) per share were net realized investment gains (losses), net of income taxes, of $4.11 and $(6.54) per basic share, and $4.09 and $(6.54) per diluted share in 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

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

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure used to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total net premiums written to net premiums earned:

	2008	2007
	(Amounts in thousands)
Net premiums written	$2,750,226	$2,982,024
Decrease in unearned premium	58,613	11,853

Net premiums earned	$2,808,839	$2,993,877

Expenses

The loss ratio was 73.3% and 68.0% in 2008 and 2007, respectively. There were unfavorable developments of approximately $89 million and $19 million on prior accident years’ loss reserves for 2008 and 2007, respectively. Excluding the effect of prior accident years’ loss development, the loss ratios were 70.1% and 67.4% in 2008 and 2007, respectively. The increase in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher severity in the California automobile lines of business which was partially offset by lower frequency in the same lines.

The expense ratio was 28.5% and 27.4% in 2008 and 2007, respectively. The increase in the expense ratio largely reflects costs such as payroll, benefits, and advertising that have not declined in proportion to the decline in premium volumes; an increase in technology-related expenses; the establishment of the product management function; and approximately $2 million of AIS acquisition-related expenses.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio was 101.8% and 95.4% in 2008 and 2007, respectively.

The income tax (benefit) expense for 2008 and 2007 was $(208.7) million and $77.2 million, respectively. The income tax benefit resulted primarily from realized losses in the investment portfolio.

Investments

The following table summarizes the investment results of the Company:

	2008	2007
	(Amounts in thousands)
Average invested assets at cost(1)	$3,452,803	$3,468,399
Net investment income:
Before income taxes	$151,280	$158,911
After income taxes	$133,721	$137,777
Average annual yield on investments:
Before income taxes	4.4%	4.6%
After income taxes	3.9%	4.0%
Net realized investment (losses) gains	$(550,520)	$20,808

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

The slight decrease in after-tax yield is due to a decrease in short-term interest rates.

Included in net (loss) income are net realized investment losses of $550.5 million in 2008 compared with net realized investment gains of $20.8 million in 2007. Net realized investment losses of $550.5 million in 2008 include losses of $525.7 million due to changes in the fair value of total investments pursuant to election of the fair value accounting option. These losses, primarily in fixed maturity securities, arise from the market value declines on the Company’s holdings during 2008 resulting from ongoing downgrades of municipal bond insurers, widening credit spreads, economic downturn impacting municipalities and the lack of liquidity in the market.

Net (Loss) Income

Net (loss) income was $(242.1) million or $(4.42) per diluted share and $237.8 million or $4.34 per diluted share in 2008 and 2007, respectively. Diluted per share results were based on a weighted average of 54.9 million shares and 54.8 million shares in 2008 and 2007, respectively. Basic per share results were $(4.42) and $4.35 in 2008 and 2007, respectively. Included in net income were net realized investment (losses) gains, net of income taxes, of $(6.54) and $0.25 per share (diluted and basic) in 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. General

The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $153.3 million in 2010. Actual ordinary dividends paid from the Insurance Companies to Mercury General during 2009 were $110 million. As of December 31, 2009, Mercury General also had approximately $68 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $341.7 million at December 31, 2009, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2009 was $189.0 million, an increase of $124.4 million over 2008. The increase was primarily due to a decrease in losses and loss adjustment expenses paid and tax expenses paid in 2009 compared with 2008. Additionally, the Company had operating cash flows in 2009 generated by AIS after the acquisition. The Company utilized the cash provided from operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology. Funds derived from the sale, redemption or maturity of fixed maturity investments of $456.3 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows estimated fair value of fixed maturity securities at December 31, 2009 by contractual maturity in the next five years.

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$21,692
Due after one year through two years	29,270
Due after two years through three years	42,266
Due after three years through four years	109,949
Due after four years through five years	137,767

$340,944

In addition, see “D. Debt” for cash flow related to the $120 million credit facility for the AIS acquisition.

C. Invested Assets

Portfolio Composition

An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company continues to believe that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a recognized market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

The following table sets forth the composition of the total investment portfolio of the Company at December 31, 2009:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$9,857	$9,980
States, municipalities and political subdivisions	2,419,859	2,441,066
Mortgage-backed securities	107,127	114,408
Corporate securities	92,398	91,634
Collateralized debt obligations	43,838	47,473

	2,673,079	2,704,561

Equity securities:
Common stock:
Public utilities	23,454	28,780
Banks, trusts and insurance companies	14,096	13,291
Industrial and other	256,652	230,406
Non-redeemable preferred stock	14,739	13,654

	308,941	286,131

Short-term investments	156,126	156,165

Total investments	$3,138,146	$3,146,857

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At December 31, 2009, 77.4% of the Company’s total investment portfolio at fair value and 90.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. At December 31, 2009, 96.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct investment in subprime lenders.

During 2009, the Company recognized approximately $346.4 million in net realized investment gains, which include approximately $255.2 million and $83.5 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $261.9 million and $133.6 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of electing the fair value option. Partially offsetting these gains were approximately $6.7 million and $50.1 million in losses from the sale of fixed maturity securities and equity securities, respectively.

During 2008, the Company recognized approximately $550.5 million in net realized investment losses, of which, approximately $274 million was related to fixed maturity securities and approximately $254 million was related to equity securities. The losses were primarily due to extreme volatility in the capital markets and a widening of credit spreads beyond historic norms in the third and fourth quarters of 2008. Included in this loss is $531.1 million related to the change in fair value of the total investment portfolio. Losses were approximately $6.4 million and $27.7 million from the sale of fixed maturity securities and equity securities, respectively.

Fixed Maturity Securities

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio, including short-term bonds, were 12.2 years and 13.9 years at December 31, 2009 and 2008, respectively, which reflect a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio, including short-term bonds, were approximately 6.8 years and 10.8 years at December 31, 2009 and 2008, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 5.1 years and 7.2 years, including collateralized mortgage obligations with modified durations of approximately 1.8 years and 1.7 years at December 31, 2009 and 2008, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, compared to AA at December 31, 2008, with the decline in rating due primarily to the downgrading of municipal bonds insurer ratings. To calculate the weighted-average credit quality ratings as disclosed throughout this Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2009, fixed maturity holdings rated below investment grade and non- rated bonds totaled $92.0 million and $109.9 million, respectively, at fair value, and represented approximately

3.4% and 4.1%, respectively, of total fixed maturity securities. At December 31, 2008, fixed maturity holdings, excluding preferred shares, rated below investment grade and non-rated bonds totaled $52.3 million and $27.5 million, respectively at fair value, and represented approximately 2.1% and 1.1%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2009 at fair value. Credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were down slightly as compared to the prior year, with 69% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 26% experienced downgrades during the period, offset by approximately 5% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio, although $27 million, at fair value, was downgraded to below investment grade.

	December 31, 2009
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$6,735	$—	$—	$—	$—	$6,735
Government Agency	3,245	—	—	—	—	3,245

Total	9,980	—	—	—	—	9,980

	100.0%					100.0%
Municipal securities:
Insured(1)	12,672	523,471	737,302	61,693	55,519	1,390,657
Uninsured	253,791	334,560	236,369	169,703	55,986	1,050,409

Total	266,463	858,031	973,671	231,396	111,505	2,441,066

	10.9%	35.1%	39.9%	9.5%	4.6%	100.0%
Mortgage-backed securities:
Agencies	83,987	—	—	—	—	83,987
Non-agencies:
Prime	7,187	1,536	434	548	6,755	16,460
Alt-A	1,976	3,106	5,104	—	3,775	13,961

Total	93,150	4,642	5,538	548	10,530	114,408

	81.4%	4.1%	4.8%	0.5%	9.2%	100.0%
Corporate securities:
Communications	—	—	—	6,516	—	6,516
Consumer—cyclical	—	—	—	—	118	118
Energy	—	—	—	6,207	9,663	15,870
Basic materials	—	—	—	3,983	—	3,983
Financial	4,567	21,971	6,647	5,744	20,829	59,758
Utilities	—	—	—	3,615	1,774	5,389

Total	4,567	21,971	6,647	26,065	32,384	91,634

	5.0%	24.0%	7.3%	28.4%	35.3%	100.0%
Collateralized debt obligations:
Corporate	—	—	—	—	47,473	47,473

Total	—	—	—	—	47,473	47,473

					100.0%	100.0%

Total	$374,160	$884,644	$985,856	$258,009	$201,892	$2,704,561

	13.8%	32.7%	36.5%	9.5%	7.5%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $13,485, AA: $360,891, A: $726,853, BBB: $113,637, Non-rated/Other: $175,792
(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities

The Company had approximately $2.4 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at December 31, 2009, with an unrealized gain of $21.2 million. Over half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2009.

The following table shows the Company’s insured municipal bond portfolio by bond insurer at December 31, 2009 and 2008:

	December 31,
	2009		2008
Municipal bond insurer	Rating(1)	Fair Value	Rating(1)	Fair Value
	(Amounts in thousands)
NATL-RE (MBIA)	BBB	$736,741	BBB	$606,301
AMBAC	CC	223,262	BBB	193,701
FSA	AA	199,386	AA	205,249
XLCA	CC	46,060	CCC	38,393
ASSURED GTY	AA	42,966	AA	16,664
CIFG	CC	17,262	B	16,278
ACA	NR	14,469	NR	13,899
RADIAN	BB	14,074	BBB	15,155
FGIC	NR	3,885	CCC	9,048
Other	NR	92,553	NR	81,283

		$1,390,658		$1,195,971

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s, and Fitch.

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

At December 31, 2009 and 2008, municipal securities included auction rate securities. The Company owned $3.3 million and $3.0 million at fair value of auction rate securities at December 31, 2009 and 2008, respectively. Auction rate securities were valued based on a discounted cash flow model with certain inputs that were not observable in the market and are considered Level 3 inputs.

(2) Mortgage Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $14.0 million and $16.3 million ($13.2 million and $20.0 million amortized cost) of Alt-A mortgages at December 31, 2009 and 2008, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At December 31, 2009, the Company had no holdings in commercial mortgage-backed securities, but had approximately $12.2 million, at fair value, in interest-only mortgage-backed securities. While these interest-only mortgage-backed securities are AAA rated U.S. Government Agency issues, their projected future cash flows can be adversely affected due to increased prepayment activity on the underlying collateral.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities is BBB+ and the weighted-average rating of the entire mortgage backed securities portfolio is AA+.

(3) Corporate Securities

Included in the fixed maturity securities are $91.6 million and $65.7 million of fixed rate corporate securities, which have durations of 4.7 and 4.2 years, at December 31, 2009 and 2008, respectively. The weighted-average rating is A- for 2009 and A for 2008.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $47.5 million and $13.1 million, which represent approximately 1.5% and 0.4% of the total investment portfolio and have durations of 2.9 years and 5.8 years, at December 31, 2009, and 2008, respectively.

Equity Securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. The net gain due to changes in fair value of the Company’s equity portfolio was $133.6 million. The primary cause of the significant gains in the Company’s equity portfolio was the overall improvement in the equity markets. The Company’s large holdings of energy related stocks also experienced growth in value during 2009, in excess of the 23.5% growth in the S&P 500 Index.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2009, 9.1% of the total investment portfolio at fair value was held in equity securities, compared to 8.4% at December 31, 2008. The following table summarizes the equity security portfolio by sector for 2009 and 2008:

	December 31,
	2009		2008
	Cost	Fair Value	Cost	Fair Value
	(Amounts in thousands)
Equity securities:
Basic materials	$13,598	$11,943	$15,355	$5,816
Communications	7,395	7,015	12,285	8,252
Consumer—cyclical	9,959	9,481	17,305	9,674
Consumer—non-cyclical	6,560	6,239	4,779	3,584
Energy	182,664	169,139	219,397	127,594
Financial	25,730	24,302	33,221	19,709
Funds	4,837	3,872	7,306	5,340
Government	—	—	5,000	130
Industrial	33,213	23,858	47,810	23,946
Technology	1,488	1,461	8,978	4,157
Utilities	23,497	28,821	32,337	39,189

	$308,941	$286,131	$403,773	$247,391

Short-Term Investments

At December 31, 2009, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable within one year.

D. Debt

Effective January 1, 2009, the Company acquired AIS for $120 million. The acquisition was financed by a $120 million credit facility that is secured by municipal bonds held as collateral. The credit facility calls for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. The loan matures on January 1, 2012 with interest payable at a floating rate of LIBOR plus 125 basis points. On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the loan for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statements of operations in the period of change.

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million. The Company financed the transaction through an $18 million bank loan that is secured by municipal securities held as collateral. The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points. On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on the loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge wherein the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

On August 7, 2001, the Company completed a public debt offering issuing $125 million of senior notes. The notes are unsecured, senior obligations of the Company with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company used the proceeds from the senior notes to retire amounts payable under existing revolving credit facilities, which were terminated. Effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on the senior notes for a floating rate of LIBOR plus 107 basis points. The swap significantly reduced the interest expense in 2009 and 2008 when the effective interest rate was 1.6% and 3.3%, respectively. However, if the LIBOR interest rate increases in the future, the Company will incur higher interest expense in the future. The swap is designated as a fair value hedge and qualifies for the shortcut method wherein the gain or loss on the derivative, and the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings.

E. Capital Expenditures

The NextGen software project began in 2002 and the total capital investment is approximately $41 million as of December 31, 2009. The Mercury First software project began in 2006 and the total capital investment is approximately $31 million as of December 31, 2009. Although the majority of the related software development costs have been expended, there will be some Mercury First development and implementation costs in the future. In accordance with applicable accounting standards, capitalization ceases no later than the point at which computer software project development is substantially complete and ready for its intended use. NextGen is currently in the implementation stage with all remaining expenditures recorded as other operating expenses.

F. Regulatory Capital Requirement

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or RBC requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2009, the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1,518 million at December 31, 2009, and net premiums written of $2,590 million, the ratio of premium written to surplus was 1.7 to 1.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2009 are summarized as follows:

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(Amounts in thousands)
Debt (including interest)(1)	$287,752	$13,644	$135,217	$120,765	$18,126	$—	$—
Lease obligations(2)	46,270	15,150	12,522	10,148	5,145	1,691	1,614
Losses and loss adjustment expenses(3)	1,053,334	648,904	252,016	98,869	33,646	19,899	—
Contingent consideration(4)	34,700	34,700	—	—	—	—	—

Total Contractual Obligations	$1,422,056	$712,398	$399,755	$229,782	$56,917	$21,590	$1,614

(1)

The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2009 because the debt amount above includes interest.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2019.
(3)

Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2009. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)

Pursuant to the terms of the Purchase Agreement effective January 1, 2009, the Company may be required to pay up to $34.7 million over the next year as additional consideration for the AIS acquisition. Based on the projected performance of the AIS business, the Company does not expect to pay the contingent consideration.

(5)	The table excludes liabilities of $6 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to various market risk exposures primarily due to its investing and borrowing activities. Primary market risk exposures are to changes in interest rates, equity prices, and credit risk. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market, or to changes in market perceptions of credit worthiness and risk tolerance. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

Overview

The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile, and regulatory requirements of the subsidiaries. Executive oversight of investment activities is conducted primarily through the Company’s investment committee. The investment committee focuses on strategies to enhance after-tax yields, mitigate market risks, and optimize capital to improve profitability and returns.

The Company manages exposures to market risk through the use of asset allocation, duration, and credit ratings. Asset allocation limits place restrictions on the total funds that may be invested within an asset class. Duration limits on the fixed maturities portfolio place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a weighted-average fixed maturities portfolio credit quality rating of AA-, compared to AA at December 31, 2008, with the decline in rating due primarily to the downgrading of municipal bonds insurer ratings. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 90.3% of its fixed maturity portfolio at December 31, 2009 at fair value, are broadly diversified geographically. Approximately 99.7% of municipal bond holdings are in the tax-exempt sector. The largest holdings are in populous states such as Texas (15.2%) and California (12.7%); however, such holdings are further diversified primarily between cities, counties, schools, public works, hospitals and state general obligations. In California, the Company owns approximately $8.0 million at fair value of general obligations of the state at December 31, 2009. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 10.0% of the Company’s fixed maturity portfolio. Approximately 35.7% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies, which were rated AAA at December 31, 2009. Approximately 12.9% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Credit ratings for the Company’s fixed maturity portfolio were slightly lower during 2009, with 69% of the fixed maturity portfolio at fair value experiencing no change in overall rating, approximately 26% experienced downgrades during the period, and approximately 5.0% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio and only approximately $27 million at fair value was downgraded to below investment grade, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At December 31, 2009, the Company’s primary objective for common equity investments is current income. The fair value of the equity investment consists of $272.5 million in common stocks and $13.7 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is cautiously optimistic following government programs designed to sustain the economy. The Company has also allocated more to the energy sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 8.7% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.19 at December 31, 2009. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $81.1 million or $162.1 million, respectively.

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

The value of the fixed maturity portfolio, which represents 85.9% of total investment at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2009 caused the overall market interest rate to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio, including short-term investments, is 5.1 years at December 31, 2009 compared to 7.2 years and 4.4 years at December 31, 2008 and 2007, respectively. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at December 31, 2009 would decrease by approximately $145.2 million or $290.5 million, respectively.

Interest rate swaps are used to manage interest rate risk associated with the Company’s loans with fixed or floating rates. On February 6, 2009, the Company entered into an interest swap of its floating LIBOR rate on the $120 million credit facility for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. In addition, effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on its $125 million senior note for a floating rate of LIBOR plus 107 basis points.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, the Company has changed its method of recording changes in the fair value of investment securities due to the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of January 1, 2008.

/s/    KPMG LLP

Los Angeles, California

February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 18, 2010

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,673,079; $2,728,471)	$2,704,561	$2,481,673
Equity securities trading (cost $308,941; $403,773)	286,131	247,391
Short-term investments (cost $156,126; $208,278)	156,165	204,756

Total investments	3,146,857	2,933,820
Cash	185,505	35,396
Receivables:
Premiums receivable	262,278	268,227
Premium notes	14,510	25,699
Accrued investment income	37,405	36,540
Other	13,689	9,526

Total receivables	327,882	339,992
Deferred policy acquisition costs	175,866	200,005
Fixed assets, net	201,862	191,777
Current income taxes	27,268	43,378
Deferred income taxes	36,139	171,025
Goodwill	42,850	—
Other intangible assets, net	66,823	—
Other assets	21,581	34,802

Total assets	$4,232,633	$3,950,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,053,334	$1,133,508
Unearned premiums	844,540	879,651
Notes payable	271,397	158,625
Accounts payable and accrued expenses	114,469	93,864
Other liabilities	177,947	190,496

Total liabilities	2,461,687	2,456,144

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,776,958; 54,763,713	72,589	71,428
Accumulated other comprehensive loss	(597)	(876)
Retained earnings	1,698,954	1,423,499

Total shareholders’ equity	1,770,946	1,494,051

Total liabilities and shareholders’ equity	$4,232,633	$3,950,195

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Net premiums earned	$2,625,133	$2,808,839	$2,993,877
Net investment income	144,949	151,280	158,911
Net realized investment gains (losses)	346,444	(550,520)	20,808
Other	4,967	4,597	5,154

Total revenues	3,121,493	2,414,196	3,178,750

Expenses:
Losses and loss adjustment expenses	1,782,233	2,060,409	2,036,644
Policy acquisition costs	543,307	624,854	659,671
Other operating expenses	217,683	174,828	158,810
Interest	6,729	4,966	8,589

Total expenses	2,549,952	2,865,057	2,863,714

Income (loss) before income taxes	571,541	(450,861)	315,036
Income tax expense (benefit)	168,469	(208,742)	77,204

Net income (loss)	$403,072	$(242,119)	$237,832

Net income (loss) per share:
Basic	$7.36	$(4.42)	$4.35
Diluted	$7.32	$(4.42)	$4.34

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$403,072	$(242,119)	$237,832
Other comprehensive (loss) income, before tax:
Losses on hedging instrument	(918)	(1,348)	—
Unrealized gains on securities:
Unrealized holding gains arising during period	—	—	25,583
Less: reclassification adjustment for net gains included in net income	—	—	(8,800)

Other comprehensive (loss) income , before tax	(918)	(1,348)	16,783
Income tax benefit related to losses on hedging instrument	(321)	(472)	—
Income tax expense related to unrealized holding gains arising during period	—	—	8,958
Income tax benefit related to reclassification adjustment for net gains included in net income	—	—	(3,080)

Comprehensive income (loss), net of tax	$402,475	$(242,995)	$248,737

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Common stock, beginning of year	$71,428	$69,369	$66,436
Proceeds of stock options exercised	393	1,286	2,173
Share-based compensation expense	763	652	487
Tax benefit on sales of incentive stock options	5	121	273

Common stock, end of year	72,589	71,428	69,369

Accumulated other comprehensive income, beginning of year	(876)	80,557	69,652
Net increase (decrease) in other comprehensive income, net of tax	279	(81,433)	10,905

Accumulated other comprehensive (loss) income, end of year	(597)	(876)	80,557

Retained earnings, beginning of year	1,423,499	1,712,072	1,588,042
Cumulative effect of accounting change, net of tax	—	80,557	—
Net income (loss)	403,072	(242,119)	237,832
Dividends paid to shareholders	(127,617)	(127,011)	(113,802)

Retained earnings, end of year	1,698,954	1,423,499	1,712,072

Total shareholders’ equity	$1,770,946	$1,494,051	$1,861,998

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$403,072	$(242,119)	$237,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,692	27,037	26,324
Net realized investment (gains) losses	(346,444)	550,520	(20,808)
Bond amortization, net	6,655	12,263	7,414
Excess tax benefit from exercise of stock options	(5)	(121)	(273)
Decrease in premiums receivable	5,949	26,436	4,109
Decrease in premiums notes	11,189	1,878	2,036
Decrease (increase) in deferred policy acquisition costs	24,139	9,800	(22)
(Decrease) increase in unpaid losses and loss adjustment expenses	(80,174)	29,593	15,093
Decrease in unearned premiums	(35,111)	(58,719)	(11,974)
Increase (decrease) in liability for taxes	150,850	(247,812)	(21,817)
Increase (decrease) in accounts payable and accrued expenses	15,757	(30,816)	(12,264)
Decrease (increase) in trading securities in nature, net of realized gains and losses	3,209	3,463	(10,101)
Share-based compensation	763	652	487
Decrease in other payables	(2,742)	(11,969)	(1,860)
Other, net	(3,774)	(5,485)	1,120

Net cash provided by operating activities	189,025	64,601	215,296

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available for sale in nature:
Purchases	(430,692)	(673,231)	(1,782,206)
Sales	238,308	550,687	1,442,863
Calls or maturities	218,037	235,846	311,714
Equity securities available for sale in nature:
Purchases	(295,513)	(386,585)	(578,573)
Sales	337,018	282,650	546,314
Net increase (decrease) in payable for securities	1,192	(1,050)	(5,141)
Net decrease in short-term investments	48,718	68,002	9,624
Purchase of fixed assets	(36,336)	(48,513)	(41,211)
Sale and write-off of fixed assets	369	1,514	1,110
Business acquisition, net of cash acquired	(115,488)	—	—
Other, net	2,690	5,334	3,455

Net cash (used in) provided by investing activities	(31,697)	34,654	(92,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(127,617)	(127,011)	(113,802)
Excess tax benefit from exercise of stock options	5	121	273
Repayment of debt	—	(4,500)	(11,250)
Proceeds from stock options exercised	393	1,286	2,173
Proceeds from bank loan	120,000	18,000	—

Net cash used in financing activities	(7,219)	(112,104)	(122,606)

Net increase (decrease) in cash	150,109	(12,849)	639
Cash:
Beginning of the year	35,396	48,245	47,606

End of year	$185,505	$35,396	$48,245

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$7,244	$5,787	$8,618
Income taxes paid	$17,615	$39,087	$100,410
Net realized (losses) gains from sale of investments	$(52,748)	$(18,698)	$42,553

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

General

Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company) are engaged primarily in writing automobile insurance in a number of states, principally California. The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. The private passenger automobile lines of insurance exceeded 83% of the Company’s direct premiums written in 2009, 2008, and 2007, with approximately 79%, 80%, and 79% of the private passenger automobile premiums written in the state of California during 2009, 2008, and 2007, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Mercury General Corporation and its wholly owned subsidiaries. The subsidiaries are as follows:

Insurance Companies

Mercury Casualty Company	Mercury National Insurance Company
Mercury Insurance Company	American Mercury Insurance Company
California Automobile Insurance Company	American Mercury Lloyds Insurance Company
California General Underwriters Insurance Company	Mercury County Mutual Insurance Company
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	Mercury Group, Inc.
American Mercury MGA, Inc.	AIS Management, LLC
Concord Insurance Services, Inc.	Auto Insurance Specialists, LLC
Mercury Insurance Services, LLC	PoliSeek AIS Insurance Solutions, Inc.

American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc. In addition, Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract and therefore its results are included in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses. Actual results could differ from those estimates.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Effective January 1, 2008, the Company elected to apply the fair value option to all available-for-sale, fixed maturities, equity securities, and short-term investments existing at the time of adoption, and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. Gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations. Interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. See Note 2 for additional information regarding the fair value option.

Prior to the adoption of the fair value option, when a decline in value of fixed maturities or equity securities was considered other than temporary, a loss was recognized in the consolidated statements of operations. Realized capital gains and losses were included in the consolidated statements of operations based upon the specific identification method.

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations, or other economic factors. Prior to the election of the fair value option, these securities were carried at fair value with the corresponding unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive income. Premiums and discounts on fixed maturities are amortized using first call date and are adjusted for anticipated prepayments. Premiums and discounts on mortgage-backed securities are adjusted for anticipated prepayment using the retrospective method, with the exception of some beneficial interests in securitized financial assets, which are accounted for using the prospective method.

Equity securities consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend exclusion. Prior to the election of the fair value option, changes in fair value of these securities, net of deferred income taxes, were reflected as unrealized gains and losses in accumulated other comprehensive income.

Short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable within one year.

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $1.0 million and $2.8 million were included in other liabilities at December 31, 2009 and 2008, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including $47.5 million of fixed maturities which are valued based on broker quotes for underlying debt instruments and the appropriate benchmark spread for similar assets in active markets. Management determined fair value estimates for auction rate securities (“ARS”) amounting to $3.3 million using discounted cash flow models. The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similar termed notes that are observable in the market. The fair value of the Company’s publicly traded $125 million unsecured notes is based on the unadjusted quoted price for similar notes in active markets. Further, see Note 3 for methods and assumptions used in estimating fair values of interest rate swap agreements, and equity contracts. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table sets forth estimated fair values of financial instruments at December 31, 2009 and 2008.

	December 31,
	2009	2008
	(Amounts in thousands)
Assets
Investments	$3,146,857	$2,933,820
Interest rate swap agreements	$8,472	$14,394
Liabilities
Interest rate swap agreements	$2,364	$1,348
Equity contracts	$1,043	$2,803
Secured notes	$138,103	$—
Unsecured notes	$130,666	$146,758

Premium Notes

Premium notes receivable represents the balance due to the Company from policyholders who elect to finance their premiums over the policy term. The Company requires a down payment and monthly payments as part of its financing program. Premium finance fees are charged at rates that vary with the amount of premium financed and are recognized over the premium note term based upon the effective yield.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs primarily consist of commissions paid to outside agents or brokers, premium taxes, salaries, and certain other underwriting costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in relation to the amount of premiums earned. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 30 to 40 years, and furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs,

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, not exceeding 5 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. During the years ended December 31, 2009, 2008, and 2007, the Company recorded no impairment charges.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. Identifiable intangible assets primarily consist of the value of customer relationships, trade names, software and technology, and favorable leases, which are all subject to amortization.

The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. There are numerous assumptions and estimates underlying the determination of the estimated fair value of the Company’s reporting units, including certain assumptions and estimates related to future earnings, long-term strategies, and its annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of December 31, 2009, goodwill impairment evaluation indicated that there was no impairment.

Premium Revenue Recognition

Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed on a monthly pro rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written were $2.59 billion, $2.75 billion, and $2.98 billion in 2009, 2008, and 2007, respectively.

No independent agent accounted for more than 2% of the Company’s direct premiums written during 2009. However, AIS produced approximately 15% and 14% of the Company’s direct premiums written during 2008 and 2007, respectively, prior to the AIS acquisition.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development of prior years’ loss liabilities. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are IBNR. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are settled. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail property damage claims tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, average severity, and paid loss development methods described below. The Company also uses the paid loss development method to analyze loss adjustment expenses reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

•

The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies development factors against current claim counts by accident period to calculate ultimate expected claim counts.

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

•	The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company uses this method for losses and loss adjustment expenses.

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on reserves established by adjusters and average losses on previous similar catastrophes.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include interest rate swap agreements and are used to hedge the exposure to:

•	Changes in fair value of an asset or liability (fair value hedge); and

•	Variable cash flows of a forecasted transaction (cash flow hedge).

Derivatives designated as hedges are evaluated based on established criteria to determine the effectiveness of their correlation to and ability to reduce the designated risk of specific securities or transactions. Effectiveness is reassessed on a quarterly basis. Hedges that are deemed to be effective are accounted for as follows:

•	Fair value hedge: changes in fair value of the hedging instrument, as well as the hedged item, are recognized in earnings in the period of change.

•

Cash flow hedge: changes in fair value of the hedging instrument are reported as a component of accumulated other comprehensive income and subsequently amortized into earnings over the life of the hedged transactions.

If a hedge is deemed to become ineffective, it is accounted for as follows:

•	Fair value hedge: changes in fair value of the hedging instrument, as well as the hedged item, are recognized in earnings in the period of change.

•

Cash flow hedge: changes in fair value of the hedging instrument are reported in earnings for the current period. If it is determined that a hedging instrument no longer meets the Company’s risk reduction and correlation criteria, or if the hedging instrument expires, any accumulated balance in other comprehensive income is recognized in earnings in the period of determination.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2009, potential dilutive common stocks consist of outstanding stock options. Note 16 contains the required disclosures relating to the calculation of basic and diluted earnings per share.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company does not have any operations that require separate disclosure as reportable operating segments for the periods presented.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual direct premiums written attributable to private passenger automobile, commercial automobile, homeowners, and other lines of insurance were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Private Passenger Automobile	$2,158,038	$2,304,237	$2,496,572
Commercial Automobile	93,955	107,143	123,459
Homeowners	240,885	234,033	235,006
Other lines	100,690	106,481	127,657

Total	$2,593,568	$2,751,894	$2,982,694

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company’s assets and liabilities, and expected benefits of utilizing net operating loss, capital loss, and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in earnings in the period that includes the enactment date.

At December 31, 2009, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to avoid losing the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

Share-Based Compensation

The Company accounts for share-based compensation using the modified prospective transition method. Under this method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value. Share-based compensation expense for all share-based payment awards granted or modified on or after

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2006 is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values, as discussed in Note 15.

Recently Issued Accounting Standards

In August 2009, the FASB issued a new accounting standard related to fair value measurements and disclosures for liabilities, which amends the earlier FASB standard related to fair value measurements and disclosures. The new standard provides clarification in circumstances that a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new standard also addresses practice difficulties caused by the tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Company adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new standard related to accounting standards codification and the hierarchy of generally accepted accounting principles. The new standard establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the new standard which became effective for the interim reporting period ended September 30, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB adopted the new standard related to subsequent events. The new standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the new accounting standard which became effective for the interim reporting period ended June 30, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a new standard related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The new standard relates to selected transactions in disrupted markets and adopts guidelines related to a significant decrease in the volume and level of activity for an asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for an asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with earlier FASB standards related to fair value measurements. The Company adopted the new standard which became effective for the interim reporting period ended June 30, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a new standard related to interim disclosures about fair value of financial instruments which amends the earlier FASB standard related to such disclosures. The new standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies,

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in addition to disclosures previously required in annual financial statements. The new standard also amends the original standard related to interim financial reporting of fair value disclosures, and now requires related disclosures to be presented in a summarized form at interim reporting periods. The Company adopted the new accounting standard which became effective for the interim reporting period ended June 30, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued a new accounting standard related to accounting for contingencies in a business combination. Under the new standard, an acquirer is required to recognize assets or liabilities arising from contingencies provided that the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company adopted the new standard effective January 1, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the FASB issued a new accounting standard related to business combinations wherein an acquirer is required to use the acquisition method, previously referred to as the purchase method, for all business combinations and, further, for an acquirer to be identified for each business combination. This new standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, and acquisition costs. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are required to be recognized separately from the acquisition rather than included in the cost allocated to the assets acquired and liabilities assumed. The acquirer is required to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The standard also provides that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that occur after the measurement period impact income tax expense. Effective January 1, 2009, MCC acquired all of the membership interests of AISM, which is the parent company of AIS and PoliSeek. The acquisition was accounted for in accordance with the new standard and, its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued a new accounting standard related to the determination of the useful life of intangible assets. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and it is effective for fiscal years beginning after December 15, 2008. The Company adopted the new standard on January 1, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued a new accounting standard to expand disclosures related to derivative instruments and hedging activities. The new standard requires increased qualitative disclosures such as how and why an entity is using a derivative instrument; how the entity is accounting for its derivative instrument and

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedged item; and how the instrument affects the entity’s financial position, financial performance, and cash flows. Quantitative disclosures should include information about the fair value of the derivative instrument, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures should include information about the existence and nature of credit-risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event such as a credit rating downgrade, to settle derivative instruments or post collateral. Existing financial accounting requirements for derivative instruments and hedging activities were not changed. The Company adopted the new standard on January 1, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the fair value option for financial assets and financial liabilities, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. The Company elected to apply the fair value option to all short-term investments and all available-for-sale fixed maturity and equity securities existing at the time of adoption and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized. The primary reasons for electing the fair value option were simplification and cost-benefit considerations, as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. The transition adjustment to beginning retained earnings related to the fair value election was a gain of $80.5 million, net of deferred taxes of $43.3 million, all of which related to applying the fair value option to fixed maturity and equity securities available for sale. This adjustment was reflected as a reclassification of accumulated other comprehensive income to retained earnings. Both the fair value and carrying value of such securities were $3.3 billion on January 1, 2008, immediately prior to the adoption of the fair value option.

2. Investments

Effective January 1, 2008, the Company elected to apply the fair value option to all available-for-sale, fixed maturity securities, equity securities, and short-term investments existing at the time of adoption, and similar securities acquired subsequently unless otherwise noted at the time when the eligible item is first recognized. Gains and losses due to changes in fair value for items measured at fair value pursuant to election of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations. Interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations.

The following table reflects gains (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)
Fixed maturity securities	$261,866	$(274,103)
Equity securities	133,580	(251,644)
Short-term investments	36	3

Total	$395,482	$(525,744)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of net realized investment gains and losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Net realized gains (losses) from investments and other liabilities:
Fixed maturities	$255,195	$(280,522)	$(12,830)
Equity securities	83,452	(281,316)	32,141
Short-term investments	76	(4,177)	(8,342)
Other liabilities(1)	7,721	15,495	9,839

Total	$346,444	$(550,520)	$20,808

(1)	Other liabilities include call option and short sale transactions

Net realized gains and losses from investments included gains of $338.7 million and losses of $527.7 million related to trading securities which were still held at December 31, 2009 and 2008, respectively. In 2007, net realized investment gains and losses included investment impairment write-downs of $22.7 million and also included gains of $2.0 million and losses of $1.4 million related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

	Year Ended December 31,
	2009			2008			2007
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
	(Amounts in thousands)
Fixed maturities
Available-for- sale	$—	$—	$—	$—	$—	$—	$1,626	$(4,196)	$(2,570)
Trading	1,918	(8,589)	(6,671)	5,436	(11,855)	(6,419)	—	—	—
Equity securities
Available-for- sale	—	—	—	—	—	—	69,288	(20,773)	48,515
Trading	20,558	(70,686)	(50,128)	26,795	(54,489)	(27,694)	7,145	(5,431)	1,714
Short-term investments	356	(3,902)	(3,546)	152	(956)	(804)	2,830	(11,172)	(8,342)

Unrealized Investment Gains and Losses in 2007—A summary of the net increase and decrease in unrealized investment gains and losses, less applicable income tax expense or benefit, for the year ended December 31, 2007 is as follows (amounts in thousands):

Net (decrease) increase in net unrealized investment gains:
Fixed maturities available for sale	$(18,612)
Income tax benefit	(6,514)

Total	$(12,098)

Equity securities	$35,382
Income tax expense	12,379

Total	$23,003

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated unrealized gains and losses on securities available for sale as of December 31, 2007 are as follows (amounts in thousands):

Fixed maturities available for sale:
Unrealized gains	$54,975
Unrealized losses	(26,314)
Tax expense	(10,031)

Total	$18,630

Equity securities available for sale:
Unrealized gains	$104,717
Unrealized losses	(9,463)
Tax expense	(33,326)

Total	$61,928

Contractual Maturity

At December 31, 2009, bond holdings rated below investment grade or non-rated were 6.4% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturities:
Due in one year or less	$21,692
Due after one year through five years	318,092
Due after five years through ten years	570,942
Due after ten years	1,679,427
Mortgage-backed securities	114,408

Total	$2,704,561

Investment Income

A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Fixed maturities	$137,607	$138,287	$141,021
Equity securities	8,558	9,431	9,476
Short-term investments	1,082	5,582	13,452

Total investment income	$147,247	$153,300	163,949
Less: Investment expense	2,298	2,020	5,038

Net investment income	$144,949	$151,280	$158,911

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure their fair value and the level of market price observability, as follows:

Level 1	Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs are other than quoted prices in active markets, which are based on the following:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets; or

•	Either directly or indirectly observable as of the reporting date and fair value is determined through the use of models or other valuation

Level 3	Pricing inputs are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation.

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, the Company obtained specific unadjusted broker quotes from at least one knowledgeable outside security broker to determine the fair value.

Level 1 Measurements—Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure realistic fair values are used in pricing the investment portfolio.

U.S. government bonds and agencies: Priced using unadjusted quoted market prices for identical assets in active markets.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 2 Measurements—Fair values of financial assets and financial liabilities are obtained from an independent pricing service or outside brokers, and are based on prices for similar assets or liabilities in active markets or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability. Additional pricing services are used as a comparison to ensure reliable fair values are used in pricing the investment portfolio.

Municipal securities: Valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans. Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At December 31, 2009 and December 31, 2008, the Company had no holdings in commercial mortgage-backed securities.

Corporate securities/Short-term bonds/Agency bonds: Valued based on a multi-dimensional model using multiple observable inputs, such as benchmark yields, reported trades, broker/dealer quotes and issue spreads, for identical or similar assets in active markets.

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

Level 3 Measurements—Fair values of financial assets are based on discounted cash flow price modeling performed by management with inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $3.3 million of ARS. ARS are valued based on a discounted cash flow model with certain inputs that are significant to the valuation, but are not market observable.

Collateralized debt obligations: Valued based on underlying debt instruments and their appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains and losses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,977	$1,003	$—	$9,980
Municipal securities	—	2,437,744	3,322	2,441,066
Mortgage-backed securities	—	114,408	—	114,408
Corporate securities	—	91,634	—	91,634
Collateralized debt obligations	—	—	47,473	47,473
Equity securities:
Common stock:
Public utilities	28,780	—	—	28,780
Banks, trusts and insurance companies	13,291	—	—	13,291
Industrial and other	230,406	—	—	230,406
Non-redeemable preferred stock	—	13,654	—	13,654
Short-term bonds	—	6,039	—	6,039
Money market instruments	150,126	—	—	150,126
Interest rate swap agreements	—	8,472	—	8,472

Total assets at fair value	$431,580	$2,672,954	$50,795	$3,155,329

Liabilities
Equity contracts	$1,043	$—	$—	$1,043
Interest rate swap agreements	—	2,364	—	2,364

Total liabilities at fair value	$1,043	$2,364	$—	$3,407

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$9,898	$—	$—	$9,898
Municipal securities	—	2,184,684	2,984	2,187,668
Mortgage-backed securities	—	202,326	—	202,326
Corporate securities	—	65,727	—	65,727
Collateralized debt obligations	—	13,120	—	13,120
Redeemable preferred stock	—	2,934	—	2,934
Equity securities:
Common stock:
Public utilities	39,148	—	—	39,148
Banks, trusts and insurance companies	11,328	—	—	11,328
Industrial and other	186,294	—	—	186,294
Non-redeemable preferred stock	—	10,621	—	10,621
Short-term bonds	—	2,203	—	2,203
Money market instruments	202,475	—	—	202,475
Equity contracts	78	—	—	78
Interest rate swap agreements	—	14,394	—	14,394

Total assets at fair value	$449,221	$2,496,009	$2,984	$2,948,214

Liabilities
Equity contracts	$2,803	$—	$—	$2,803
Interest rate swap agreements	—	1,348	—	1,348
Other	2,492	—	—	2,492

Total liabilities at fair value	$5,295	$1,348	$—	$6,643

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following table provides a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	Fixed Maturities
	2009	2008
	(Amounts in thousands)
Beginning Balance	$2,984	$—
Realized gains (losses) included in earnings	1,543	(1,721)
Purchase, issuances, and settlements	(1,205)	—
Transfers into Level 3	47,473	4,705

Ending Balance	$50,795	$2,984

The amount of total gains (losses) for the period included in earnings attributable to assets still held at December 31	$1,543	$(1,721)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was a $47.5 million increase in Level 3 financial assets in 2009 related to collateralized debt obligations, which include the use of unobservable inputs related to liquidity assumptions.

At December 31, 2009, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2009	2008
	(Amounts in thousands)
Land	$26,772	$26,768
Buildings and improvements	123,234	114,185
Furniture and equipment	139,910	124,531
Capitalized software	97,717	84,021
Leasehold improvements	6,179	5,203

	393,812	354,708
Less accumulated depreciation and amortization	(191,950)	(162,931)

Fixed assets, net	$201,862	$191,777

Depreciation expense including amortization of leasehold improvements was $28.9 million, $27.0 million, and $26.3 million during 2009, 2008, and 2007, respectively.

5. Deferred Policy Acquisition Costs

Deferred policy acquisition costs are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Balance, beginning of year	$200,005	$209,805	$209,783
Acquisition costs deferred(1)	519,168	615,054	659,692
Amortization(1)	(543,307)	(624,854)	(659,670)

Balance, end of year	$175,866	$200,005	$209,805

(1)

Prior to the acquisition of AIS on January 1, 2009, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. Now that AIS is a wholly-owned subsidiary, commissions are no longer paid or deferred, and direct expenses are reflected in the expense ratio. Certain costs related to sales of Company policies made by AIS are considered deferrable. For the year ended December 31, 2009, the amortization of deferred commissions related to policies written prior to January 1, 2009, offset by corresponding deferred direct sales costs, reduced pre-tax income in the statement of operations by $15 million.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Notes Payable

Notes Payable consists of the following:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)
Unsecured notes	$133,397	$158,625
Secured notes	138,000	—

Total	$271,397	$158,625

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

In February 2008, the Company acquired an 88,300 square foot office building in Folsom, California for approximately $18.4 million. The Company financed the transaction through an $18 million bank loan that is secured by municipal bonds held as collateral. The loan matures on March 1, 2013 with interest payable quarterly at an annual floating rate of LIBOR plus 50 basis points.

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

The aggregated maturities for notes payable are as follows:

Year	Maturity
2010	$—
2011	$125,000,000
2012	$120,000,000
2013	$18,000,000
2014	$—

For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements associated with the Company’s loans listed above, see Note 7.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the $120 million credit facility, which was used for the acquisition of AIS, for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The swap reduced interest expense in 2009, 2008, and 2007, but does expose the Company to higher interest expense in future periods. The effective interest rate was 1.6%, 3.3%, and 6.4% in 2009, 2008, and 2007, respectively. The fair market value of the interest rate swap was $8.5 million and $14.4 million as of December 31, 2009 and 2008, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Year Ended December 31,
	2009		2008		2007
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(5,922)	$5,922	$5,175	$(5,175)	$3,722	$(3,722)

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $(0.9) million and $(1.3) million as of December 31, 2009 and 2008, respectively, and has been reported as a component of other comprehensive income (loss) and amortized into earnings over the life of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during 2009 and 2008.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts—Other assets (liabilities)	$8,472	$14,394	$(918)	$(1,348)
Non-hedging derivatives
Interest rate contracts—Other liabilities	$—	$—	$(1,446)	$—
Equity contracts—Short-term investments (Other liabilities)	—	78	(1,043)	(2,803)

Total non-hedging derivatives	$—	$78	$(2,489)	$(2,803)

Total derivatives	$8,472	$14,472	$(3,407)	$(4,151)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Effect of Derivative Instruments on the Statements of Operations

For Years Ended December 31, 2009 and 2008

	Loss Recognized in Income
	Year Ended December 31,
Derivatives Contracts for Fair Value Hedges	2009	2008
	(Amounts in thousands)
Interest rate contracts—Interest expense	$7,022	$4,938

	Loss Recognized in Other Comprehensive Income (Loss)
Derivatives Contracts for Cash Flow Hedges	Year Ended December 31,
	2009	2008
	(Amounts in thousands)
Interest rate contracts—Other comprehensive loss	$(918)	$(1,348)

	Gain or (Loss) Recognized in Income
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2009	2008
	(Amounts in thousands)
Interest rate contract—Other revenue	$(1,446)	$—
Equity contracts—Net realized investment gains	7,801	9,056

Total	$6,355	$9,056

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2009 and 2008.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries.

8. Acquisition

Effective January 1, 2009, the Company acquired all of the membership interests of AISM, which is the parent company of AIS and PoliSeek. AIS is a major producer of automobile insurance in the state of California and was the Company’s largest independent broker. This preexisting relationship did not require measurement at the date of acquisition as there was no settlement of executory contracts between the Company and AIS as part of the acquisition.

Goodwill of $37.6 million arising from the acquisition consists largely of the efficiencies and economies of scale expected from combining the operations of the Company and AIS, and is expected to be fully deductible for income tax purposes in 2009 and future years.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized the assets acquired and the liabilities assumed at the acquisition date, measured at their fair values as of that date. The following table summarizes the consideration paid for AIS and the allocation of the purchase price.

January 1, 2009
(Amounts in thousands)
Consideration
Cash	$120,000

Fair value of total consideration transferred	$120,000

Acquisition-related costs	$2,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$12,875
Property, plant, and equipment	2,915
Favorable leases	1,725
Trade names	15,400
Customer relationships	51,200
Software and technology	4,850
Liabilities assumed	(6,608)

Total identifiable net assets	82,357
Goodwill	37,643

Total	$120,000

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the actual to date and the projected performance of the AIS business through December 31, 2010, the Company does not expect to pay the contingent consideration. That estimate of future performance is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, which are considered Level 3 inputs. A key assumption in determining the estimated contingent consideration is a forecasted decline in revenues ranging from 5.0% to 8.0%. As of February 18, 2010, the estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed.

The fair value of the financial assets acquired includes cash, prepaid expenses, and receivables from customers. The acquired receivables of $6.6 million at fair value were fully collected during the three-month period ended March 31, 2009. The fair value of the liabilities assumed includes accounts payable and other accrued liabilities. The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statements of operations for the year ended December 31, 2009, and the revenue of the combined entity for the year ended December 31, 2008, had the acquisition date been January 1, 2008.

	2009	2008
	(Amounts in thousands)
AIS
Revenues(1)	$11,846	N/A
Net income(1)	$1,228	N/A
Combined entity
Revenues(2)	$3,121,493	$2,425,414
Net income(3)	$403,072	N/A

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Excludes intercompany transactions with the Company’s insurance subsidiaries.
(2)	Includes net premiums earned, net investment income, net realized investment gains/losses and commission revenues.
(3)	2008 pro forma net income for the combined entity is not available as AIS was previously consolidated into its parent company and separate financial statements were not available.

9. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (amounts in thousands):

Balance as of January 1	$41,557
Purchase price adjustments	1,293

Balance as of December 31	$42,850

There were no changes in the carrying amount of goodwill for the year ended December 31, 2009 except the purchase price adjustments which were the result of additional information obtained in conjunction with the finalization of the purchase price allocation as of March 31, 2009. Goodwill is reviewed for impairment on an annual basis and between annual tests if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

Other Intangible Assets

The following table reflects the components of intangible assets as of December 31, 2009. There were no intangible assets as of December 31, 2008.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Customer relationships	$51,640	$(4,872)	$46,768
Trade names	15,400	(642)	14,758
Software and technology	4,850	(705)	4,145
Favorable leases	1,725	(573)	1,152

	$73,615	$(6,792)	$66,823

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are amortized on a straight-line basis over their weighted average lives. The weighted-average amortization periods for intangible assets with definite lives, by asset class, are: 24 years for trade names, 11 years for customer relationships, 10 years for technology, 2 years for software, and 3 years for lease agreements. Intangible assets amortization expense was $6.8 million for the year ended December 31, 2009. None of the intangible assets are anticipated to have a residual value. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2009:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2010	$6,812
2011	6,358
2012	6,144
2013	5,969
2014	5,964
Thereafter	35,576

Total	$66,823

10. Income Taxes

Income tax provision

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Federal
Current	$31,676	$14,090	$82,016
Deferred	131,839	(196,902)	(7,844)

	$163,515	$(182,812)	$74,172

State
Current	$1,793	$(22,000)	$1,994
Deferred	3,161	(3,930)	1,038

	$4,954	$(25,930)	$3,032

Total
Current	$33,469	$(7,910)	$84,010
Deferred	135,000	(200,832)	(6,806)

Total	$168,469	$(208,742)	$77,204

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income (loss) before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Computed tax expense (benefit) at 35%	$200,039	$(157,801)	$110,263
Tax-exempt interest income	(40,247)	(38,902)	(38,254)
Dividends received deduction	(1,956)	(1,966)	(2,087)
Reduction of losses incurred deduction	6,304	6,106	6,014
State tax, penalty and interest refund	—	(17,511)	—
State tax expense (benefit)	3,688	(830)	1,989
Other, net	641	2,162	(721)

Income tax expense (benefit)	$168,469	$(208,742)	$77,204

Deferred Tax Asset and Liability

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature prior to their expiration. The Company has the ability and intent, through the use of prudent tax planning strategies and the generation of capital gains, to generate income sufficient to avoid losing the benefits of its deferred tax assets. Significant components of the Company’s net deferred tax asset and liabilities are as follows:

	December 31,
	2009	2008
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$61,389	$63,858
Capital loss carryforward	13,258	—
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	16,010	16,711
Write-down of impaired investments	7,192	6,394
Tax benefit on net unrealized losses on securities carried at fair value	—	142,886
Tax credit carryforward	6,534	13,024
Expense accruals	17,029	16,096
Other deferred tax assets	7,418	9,360

Total deferred tax assets	128,830	268,329

Deferred tax liabilities:
Deferred acquisition costs	(61,553)	(70,002)
Tax liability on net unrealized gain on securities carried at fair value	(1,900)	—
Tax depreciation in excess of book depreciation	(15,110)	(14,228)
Undistributed earnings of insurance subsidiaries	(4,608)	(2,804)
Accounting method transition adjustments	(2,984)	(5,855)
Other deferred tax liabilities	(6,536)	(4,415)

Total gross deferred tax liabilities	(92,691)	(97,304)

Net deferred tax assets	$36,139	$171,025

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a capital loss carryforward of $37.9 million which, if unused, will expire in 2015.

Uncertainty in Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

On July 1, 2008, the California Superior Court ruled in favor of the Company in a case filed against the FTB for tax years 1993 through 1996, entitling the Company to a tax refund of $24.5 million, including interest. The time period for appeal of the decision has passed and the Company received the full amount on August 15, 2008. After providing for federal taxes, the Company recognized a net tax benefit of $17.5 million in the third quarter 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2006 through 2008 for federal taxes and 2001 through 2008 for California state taxes.

The Company is currently under examination by the FTB for tax years 2001 through 2005. For the Company’s 2001, 2002, and 2004 tax returns, the FTB has taken exception to the state apportionment factors used by the Company. Specifically, the FTB has asserted that payroll and property factors from MIS LLC, a subsidiary of MCC, that are excluded from the Mercury General California Franchise tax return, should be included in the California apportionment factors. In addition, for the 2004 tax return, the FTB has asserted that a portion of management fee expenses paid by MIS LLC should be disallowed. Based on these assertions, the FTB has issued notices of proposed tax assessments for the 2001, 2002, and 2004 tax years totaling approximately $5 million. The Company strongly disagrees with the position taken by the FTB and plans to formally appeal the assessments before the California State Board of Equalization. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2009	2008
	(Amounts in thousands)
Balance at January 1	$5,897	$4,418
Additions based on tax positions related to the current year	942	1,236
Additions for tax positions of prior years	—	347
Reductions for tax positions of prior years	(11)	(24)
Reductions as a result of as lapse of the applicable statute of limitations	(162)	(80)

Balance at December 31	$6,666	$5,897

As presented above, the balances of unrecognized tax benefits at December 31, 2009 and 2008 were $6,666,000 and $5,897,000, respectively. Of these totals, $5,530,000 and $4,914,000 represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management anticipates that it is reasonably possible that the Company’s total amount of unrecognized tax benefits will increase within the next twelve months by approximately $900,000 to $1,100,000 related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2009, 2008, and 2007, the Company recognized net interest and penalty expense, excluding refunds, of $266,000, $623,000, and $450,000, respectively. The Company carried an accrued interest and penalty balance of $1,600,000 and $1,334,000 at December 31, 2009 and 2008, respectively.

11. Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Gross reserves at January 1	$1,133,508	$1,103,915	$1,088,822
Less reinsurance recoverable	(5,729)	(4,457)	(6,429)

Net reserves at January 1	1,127,779	1,099,458	1,082,393

Incurred losses and loss adjustment expenses related to:
Current year	1,840,268	1,971,767	2,017,120
Prior years	(58,035)	88,642	19,524

Total incurred losses and adjustment expenses	1,782,233	2,060,409	2,036,644

Loss and loss adjustment expense payments related to:
Current year	1,246,804	1,316,242	1,345,234
Prior years	617,622	715,846	674,345

Total payments	1,864,426	2,032,088	2,019,579

Net reserves at year-end	1,045,586	1,127,779	1,099,458
Reinsurance recoverable	7,748	5,729	4,457

Gross reserves at year-end	$1,053,334	$1,133,508	$1,103,915

The decrease in the provision for insured events of prior years in 2009 of approximately $58 million primarily resulted from the re-estimate of accident year 2008 and 2007 California BI losses which have experienced both lower average severities and fewer late reported claims than were originally estimated at December 31, 2008. In addition, there was favorable development from a recovery of approximately $5 million related to losses incurred on 2007 wildfires. The favorable development was partially offset by adverse development on New Jersey loss adjustment expense reserves that resulted from the re-estimate of the expected costs to aggressively defend BI and PIP claims.

The increase in the provision for insured events of prior years in 2008 of approximately $89 million resulted primarily from two sources. The estimates for California Bodily Injury Severities and California Defense and Cost Containment reserves established at December 31, 2007 were too low and accounted for approximately $45 million of the adverse development. The New Jersey reserves established at December 31, 2007 were too low and accounted for approximately $30 million of the adverse development. In California, the Company experienced a lengthening of the pay-out period for claims that are settled after the first year and a large increase in the average amounts paid on closed claims. The Company believes that the lengthening of the pay-out periods

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be attributable to a law passed in California several years ago that extended the statute for filing claims from one year to two years. Initial indications, when the law was passed, were that this would have little impact on development patterns and therefore it was not fully factored into the reserve estimates. In hindsight, claims payouts two to four years after the period-end have increased thereby affecting the loss reserve estimates at December 31, 2007. In New Jersey, due to a short operating history and rapid growth in that state, the Company had limited internal historical claims information to estimate BI, PIP and related loss adjustment expense reserves as of December 31, 2007. Consequently, the Company relied substantially on industry data to help set these reserves. During 2008, the reserve indications using the Company’s own historical data rather than industry data led to increases in its estimates for both PIP losses and loss adjustment expenses. In particular, loss severities using Company data for the PIP coverage developed into larger amounts than the industry data suggested. In 2008, the Company started using its own historical data, rather than industry data to set New Jersey loss reserves.

The increase in the provision for insured events of prior years in 2007 primarily relates to adverse development of approximately $25 million in California mostly resulting from increases in estimates for loss severity and ultimate reported claims on the BI reserves, which was partially offset by positive development of approximately $5 million related to operations outside of California.

In 2008 and 2007, the Company experienced pre-tax catastrophe losses of $26 million, and $23 million respectively. There were no catastrophe losses in 2009. The losses in 2008 were $20 million related to wildfires in Southern California and $6 million related to Hurricane Ike in Texas. The full $23 million of catastrophe losses in 2007 related to Southern California wildfires. In November 2009, the Company recovered approximately $5 million in a subrogation settlement related to the 2007 wildfires.

12. Dividends

The following table summarizes shareholder dividends paid in total and per-share:

	2009	2008	2007
Total paid	$127,617,000	$127,011,000	$113,802,000
Per-share	$2.33	$2.32	$2.08

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2010, the direct insurance subsidiaries of the Company are permitted to pay approximately $153.3 million in dividends to the Company without the prior approval of the DOI of the states of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2009 and 2008, the Insurance Companies paid ordinary dividends to the Company of $110.0 million and $140.0 million, respectively.

13. Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of the applicable states of domicile. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2009, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Statutory net income	$186,995	$86,514	$237,283
Statutory capital and surplus	1,517,864	1,371,095	1,721,827

Statutory net income excludes changes in the fair value of the investment portfolio. As a result of the fair value option election on January 1, 2008 for GAAP purposes, the change in unrealized gains and losses on all investments is recorded as realized gains and losses in the consolidated statements of operations.

The statutory capital and surplus of each of the Insurance Companies exceeded the highest level of minimum regulatory required capital.

14. Profit Sharing Plan

The Company’s employees are eligible to become members of the Profit Sharing Plan (the “Plan”). The Company, at the option of the Board of Directors, may make annual contributions to the Plan, and the contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. No contributions were made by the Company during 2009 and 2008, compared to $1,900,000 for 2007.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $3,080,000, $6,802,000, and $5,056,000 for 2009, 2008, and 2007, respectively. Substantially reduced contributions were made during 2009 to improve the Company’s profitability as a part of a cost reduction program implemented in 2009.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1.2 million, $0, and $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants in 2009, 2008, and 2007, respectively. Accordingly, the Company recognized compensation expenses equal to such amounts.

15. Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Equity Incentive Award Plan (the “2005 Plan”) which succeeded the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 5,400,000 shares of common stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. The maximum number of shares that may be issued under the 2005 Plan is 5,400,000. As of December 31, 2009, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year. The Company has no restricted stock outstanding as of December 31, 2009.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercises was $393,000, $1,286,000, and $2,173,000 during 2009, 2008, and 2007, respectively. The excess tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $5,000, $121,000, and $273,000 during 2009, 2008, and 2007, respectively.

The fair value of stock option awards is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the following table, which provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2009	2008	2007
Weighted-average grant-date fair value	$3.45	$4.84	$7.45
Expected volatility	23.53%-25.58%	17.87%-19.38%	17.87%-18.50%
Weighted-average expected volatility	24.79%	18.65%	18.14%
Risk-free interest rate	1.98%-2.97%	2.93%-3.29%	4.02%-4.91%
Expected dividend yield	6.67%-6.94%	4.54%-4.85%	3.77%-4.13%
Expected term in months	72	72	72

Expected volatilities are based on historical volatility of the Company’s stock over the term of the options. The Company estimated the expected term of options, which represents the period of time that options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior. The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.

A summary of the stock option activity under the Company’s plans as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2009	531,445	$47.49
Granted	195,000	33.88
Exercised	(13,245)	29.64
Cancelled or expired	(23,000)	39.29

Outstanding at December 31, 2009	690,200	$44.26	6.5	$1,292

Exercisable at December 31, 2009	336,200	$47.07	4.3	$235

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2009. The aggregate intrinsic value of stock options exercised was $508,000, $442,000, and $1,134,000 during 2009, 2008, and 2007, respectively. The total fair value of options vested was $763,000, $652,000, and $487,000 during 2009, 2008, and 2007, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Price
$22.06-29.77	11,000	0.3	$25.28	11,000	$25.28
$33.88-58.83	679,200	6.6	$44.57	325,200	$47.81

As of December 31, 2009, $1,367,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.8 years.

16. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income (loss) from operations is presented below:

	2009			2008			2007
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts in thousands, except per share data)
Basic EPS
Income (Loss) available to common stockholders	$403,072	54,770	$7.36	$(242,119)	54,744	$(4.42)	$237,832	54,704	$4.35
Effect of dilutive securities:
Options	—	322		—	173		—	125

Diluted EPS
Income (Loss) available to common stockholders after assumed conversions	$403,072	55,092	$7.32	$(242,119)	54,917	$(4.42)	$237,832	54,829	$4.34

The antidilutive impact of incremental shares is excluded from loss position in 2008 in accordance with GAAP.

The diluted weighted shares exclude incremental shares of 685,000, 305,000, and 88,000 for 2009, 2008, and 2007, respectively. These shares are excluded due to their antidilutive effect.

17. Commitments and Contingencies

Operating Leases

The Company is obligated under various non-cancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2019. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to approximately $1,452,000 and $1,426,000 at December 31, 2009 and 2008, respectively. Total rent expense under these lease agreements was $17,529,000, $12,002,000, and $9,469,000 for 2009, 2008, and 2007, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines future minimum commitments for operating leases as of December 31, 2009:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2010	$15,150
2011	12,522
2012	10,148
2013	5,145
2014	1,691
Thereafter	1,614

California Earthquake Authority (“CEA”)

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2009, the most recent date at which information was available, was approximately $53 million.

Litigation

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling, however, none is expected to be material to the Company’s financial position.

The Company is also involved in proceedings relating to assessments and rulings made by the FTB. See Note 10.

18. Risks and Uncertainties

Many economists believe that the severe economic recession is over, but they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States. The recession, with rising unemployment, has contributed to declining premium revenues and could lead to further premium revenue declines in the future. If economic conditions in the United States, and in California, where the majority of the Company’s business is produced, continue to deteriorate or do not show improvement, the adverse impact on the Company’s results of operations, financial position, and cash flows may continue.

The Company is taking steps to align expenses with declining revenues, however, not all expenses can be effectively reduced and continued declines in premium volumes could lead to higher expense ratios. The impact from the recession would also affect the capital and surplus of the Insurance Companies, which could indirectly impact the ability and capacity to pay shareholder dividends.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Subsequent Events

The Company evaluated subsequent events through February 18, 2010, the date the financial statements were issued, and noted no significant matters to be disclosed.

20. Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2009 and 2008 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2009
Net premiums earned	$666,063	$659,211	$653,758	$646,101
Change in fair value of investments pursuant to the fair value option	$90,733	$123,617	$191,259	$(10,127)
Income before income taxes	$140,103	$160,914	$229,226	$41,298
Net income	$96,653	$114,447	$157,737	$34,235
Basic earnings per share	$1.76	$2.09	$2.88	$0.63
Diluted earnings per share	$1.75	$2.07	$2.85	$0.62
Dividends declared per share	$0.58	$0.58	$0.58	$0.59

2008
Net premiums earned	$720,916	$711,204	$696,605	$680,114
Change in fair value of investments pursuant to the fair value option	$(93,287)	$22,574	$(254,121)	$(186,602)
(Loss) Income before income taxes	$(19,067)	$96,256	$(253,318)	$(274,732)
Net (loss) income	$(3,961)	$70,726	$(140,539)	$(168,345)
Basic earnings per share	$(0.07)	$1.29	$(2.57)	$(3.07)
Diluted earnings per share	$(0.07)	$1.29	$(2.57)	$(3.07)
Dividends declared per share	$0.58	$0.58	$0.58	$0.58

Net income during 2009 was mainly affected by the favorable development on loss reserves and gains due to changes in the fair value of the Company’s investment portfolio. The favorable development of loss reserves is largely the result of re-estimates of California BI losses. The primary cause of the significant gains in fair value was the overall improvement in the bond and equity markets, specifically the municipal bond market. Declines in income during the fourth quarter of 2009 were driven by declines in the fair value of the Company’s municipal bonds due to deteriorating market conditions.

Net loss during 2008 was largely affected by changes in the fair value of the investment portfolio measured at fair value. As a result of the adoption of the fair value option on January 1, 2008, the change in unrealized gains and losses on all investments is recorded as realized gains and losses on the statements of operations. During 2008, the investment markets experienced substantial volatility due to uncertainty in the credit markets and a global economic recession. In the third and fourth quarters of 2008, this uncertainty developed into a credit crisis that led to extreme volatility in the capital markets, a widening of credit spreads beyond historic norms and a significant decline in asset values across most asset categories.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2009 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included in herein.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

Information regarding executive officers of the Company is included in Part I. For information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, to be held on May 12, 2010, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2009 are contained herein as listed in the Index to Consolidated Financial Statements on page 58.

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

3. Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.

3.2(2)	Amended and Restated Bylaws of the Company.

3.2(3)	First Amendment to Amended and Restated Bylaws of the Company.

3.4(4)	Second Amendment to Amended and Restated Bylaws of the Company.

4.1(5)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

4.2(6)	Indenture between the Company and Bank One Trust Company, N.A., as Trustee dated as of June 1, 2001.

4.3(7)

Officers’ Certificate establishing the Company’s 7.25% Senior Notes due 2011 as a series of securities under the Indenture dated as of June 1, 2001 between Mercury General Corporation and Bank One Trust Company, N.A.

10.1(1)	Form of Agency Contract.

10.2(8)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(9)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(9)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(10)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(10)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(11)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(14)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(14)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14(15)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.

10.15(16)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.

10.16(15)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.

10.17(24)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.

10.18(24)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.

10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.

10.21(17)*	The 1995 Equity Participation Plan.

10.22(18)

Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Underwriters Insurance Company.

10.23(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.

10.24(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.

10.25(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.

10.26(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.

10.27(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.

10.28(12)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.29(16)

Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company (formerly known as Elm County Mutual Insurance Company and Vesta County Mutual Insurance Company) and Mercury Insurance Services, LLC (as successor in interest).

10.30(24)*	Director Compensation Arrangements.

10.31(19)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.

10.32(20)*	Mercury General Corporation 2005 Equity Incentive Award Plan.

10.33(21)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.34(22)*	Restricted Stock Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.35(23)

Stock Purchase Agreement, dated as of October 10, 2008, by and among Aon Corporation, a Delaware corporation, Aon Services Group, Inc., a Delaware corporation, and Mercury Casualty Company, a California corporation.

10.36(25)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

10.37(24)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

21.1(24)	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
(3)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
(16)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

(17)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.
(18)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(19)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008, and is incorporated herein by this reference.
(20)	This document was filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12257) filed with the Securities and Exchange Commission on April 5, 2005.
(21)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.
(23)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, and is incorporated herein by this reference.
(24)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
(25)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2008, and is incorporated herein by this reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer

February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 18, 2010

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2010

/S/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2010

/S/ NATHAN BESSIN Nathan Bessin	Director	February 18, 2010

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 18, 2010

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 18, 2010

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 18, 2010

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 18, 2010

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 18, 2010

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

Under date of February 18, 2010, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company has changed its method of recording changes in the fair value of investment securities due to the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as of January 1, 2008.

/s/    KPMG LLP

Los Angeles, California

February 18, 2010

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2009

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$9,857	$9,980	$9,980
Municipal securities	2,419,859	2,441,066	2,441,066
Mortgage-backed securities	107,127	114,408	114,408
Corporate securities	92,398	91,634	91,634
Collateralized debt obligations	43,838	47,473	47,473

Total fixed maturity securities	2,673,079	2,704,561	2,704,561

Equity securities:
Common stock:
Public utilities	23,454	28,780	28,780
Banks, trust and insurance companies	14,096	13,291	13,291
Industrial and other	256,652	230,406	230,406
Non-redeemable preferred stock	14,739	13,654	13,654

Total equity securities	308,941	286,131	286,131

Short-term investments	156,126	156,165	156,165

Total investments	$3,138,146	$3,146,857	$3,146,857

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2008

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
	(Amounts in thousands)
Fixed maturity securities:
Bonds:
U.S. government bonds and agencies	$9,633	$9,898	$9,898
Municipal securities	2,370,880	2,187,668	2,187,668
Mortgage-backed securities	216,482	202,326	202,326
Corporate securities	77,097	65,727	65,727
Redeemable preferred stock	54,379	16,054	16,054

Total fixed maturity securities	2,728,471	2,481,673	2,481,673

Equity securities:
Common stock:
Public utilities	32,293	39,148	39,148
Banks, trust and insurance companies	20,451	11,328	11,328
Industrial and other	330,030	186,294	186,294
Non-redeemable preferred stock	20,999	10,621	10,621

Total equity securities	403,773	247,391	247,391

Short-term investments	208,278	204,756	204,756

Total investments	$3,340,522	$2,933,820	$2,933,820

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2009	2008
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $263; $576)	$268	$590
Equity securities trading (cost $20,921; $20,965)	17,306	12,331
Short-term investments (cost $4,783; $55,641)	4,783	52,104
Investment in subsidiaries	1,828,210	1,533,147

Total investments	1,850,567	1,598,172
Cash	45,344	2,389
Accrued investment income	29	33
Amounts receivable from affiliates	588	527
Current income taxes	27,203	43,378
Deferred income taxes	1,097	5,274
Income tax receivable from affiliates	4,477	2,314
Other assets	8,763	17,853

Total assets	$1,938,068	$1,669,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$133,397	$139,276
Accounts payable and accrued expenses	47	192
Income tax payable to affiliates	32,928	29,281
Other liabilities	750	7,140

Total liabilities	167,122	175,889

Shareholders’ equity:
Common stock	72,589	71,428
Accumulated other comprehensive loss	(597)	(876)
Retained earnings	1,698,954	1,423,499

Total shareholders’ equity	1,770,946	1,494,051

Total liabilities and shareholders’ equity	$1,938,068	$1,669,940

See accompanying notes to condensed financial information.

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Revenues:
Net investment income	$1,127	$1,767	$2,813
Net realized investment gains (losses)	6,373	(22,417)	(3,147)

Total revenues	7,500	(20,650)	(334)

Expenses:
Other operating expenses	2,565	4,007	4,209
Interest	2,245	4,314	8,171

Total expenses	4,810	8,321	12,380

Income (loss) before income taxes and equity in net income (loss) of subsidiaries	2,690	(28,971)	(12,714)
Income tax expense (benefit)	4,400	(28,698)	(2,356)

Loss before equity in net income (loss) of subsidiaries	(1,710)	(273)	(10,358)
Equity in net income (loss) of subsidiaries	404,782	(241,846)	248,190

Net income (loss)	$403,072	$(242,119)	$237,832

See accompanying notes to condensed financial information.

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$19,094	$4,582	$(9,627)
Cash flows from investing activities:
Capital contribution to controlled entities	—	—	(11,250)
Dividends from subsidiaries	110,000	140,000	127,000
Fixed maturities:
Calls or maturities	320	397	353
Equity securities:
Purchases	(8,021)	(24,473)	(52,121)
Sales	6,486	19,129	47,764
Decrease in payable for securities, net	(1,719)	(602)	(204)
Net decrease (increase) in short-term investments	47,274	(14,279)	7,231
Other, net	(3,260)	167	(207)

Net cash provided by investing activities	151,080	120,339	118,566
Cash flows from financing activities:
Dividends paid to shareholders	(127,617)	(127,011)	(113,802)
Stock options exercised	393	1,286	2,173
Excess tax benefit from exercise of stock options	5	121	273

Net cash used in financing activities	(127,219)	(125,604)	(111,356)
Net increase (decrease) in cash	42,955	(683)	(2,417)
Cash:
Beginning of the year	2,389	3,072	5,489

End of the year	$45,344	$2,389	$3,072

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

Dividends Received from Subsidiaries

Dividends of $110,000,000, $140,000,000, and $127,000,000 were received by the Company from its wholly-owned subsidiaries in 2009, 2008, and 2007, respectively, and are recorded as a reduction to investment in subsidiaries.

Capitalization of Subsidiaries

No capital contributions were made by the Company to its insurance subsidiaries during 2009 and 2008. Capital contribution of $11,250,000 was made in 2007.

Guarantees

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $18 million bank loan are secured by approximately $200 million of municipal bonds, at fair value, held as collateral. The total borrowings of $138 million are guaranteed by the Company.

Federal Income Taxes

The Company files a consolidated federal income tax return with the following subsidiaries:

Mercury Casualty Company	Mercury Insurance Company of Florida
Mercury Insurance Company	Mercury Indemnity Company of America
California Automobile Insurance Company	Mercury Select Management Company, Inc.
California General Underwriters Insurance Company	American Mercury MGA, Inc.
Mercury Insurance Company of Illinois	Concord Insurance Services, Inc.
Mercury Insurance Company of Georgia	Mercury Insurance Services, LLC
Mercury Indemnity Company of Georgia	Mercury Group, Inc.
Mercury National Insurance Company	AIS Management, LLC
American Mercury Insurance Company	Auto Insurance Specialists, LLC
American Mercury Lloyds Insurance Company	PoliSeek AIS Insurance Solutions, Inc.
Mercury County Mutual Insurance Company

The method of allocation between the companies is subject to agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

THREE YEARS ENDED DECEMBER 31,

Property and Liability Insurance Earned Premiums

	Direct Amount	Ceded to Other Companies	Assumed	Net Amount
	(Amounts in thousands)
2009	$2,628,507	$4,214	$840	$2,625,133
2008	$2,810,370	$3,801	$2,270	$2,808,839
2007	$2,996,927	$4,119	$1,069	$2,993,877