Form 10-Q
period 2010-03-31
MERCURY GENERAL CORP
filed 2010-05-05
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

At April 30, 2010, the Registrant had issued and outstanding an aggregate of 54,784,958 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)
Investments, at fair value:
Fixed maturities trading (amortized cost $2,655,519; $2,673,079)	$2,700,268	$2,704,561
Equity securities trading (cost $298,703; $308,941)	281,618	286,131
Short-term investments (cost $134,269; $156,126)	134,255	156,165

Total investments	3,116,141	3,146,857
Cash	242,511	185,505
Receivables:
Premiums receivable	281,822	262,278
Premium notes	9,761	14,510
Accrued investment income	37,985	37,405
Other	11,010	13,689

Total receivables	340,578	327,882
Deferred policy acquisition costs	174,791	175,866
Fixed assets, net	201,091	201,862
Current income taxes	2,195	27,268
Deferred income taxes	32,424	36,139
Goodwill	42,850	42,850
Other intangible assets, net	65,120	66,823
Other assets	19,807	21,581

Total assets	$4,237,508	$4,232,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,022,721	$1,053,334
Unearned premiums	856,449	844,540
Notes payable	270,915	271,397
Accounts payable and accrued expenses	118,250	114,469
Other liabilities	169,048	177,947

Total liabilities	2,437,383	2,461,687

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,784,958; 54,776,958	72,994	72,589
Additional paid-in capital	18	—
Accumulated other comprehensive loss	(696)	(597)
Retained earnings	1,727,809	1,698,954

Total shareholders’ equity	1,800,125	1,770,946

Total liabilities and shareholders’ equity	$4,237,508	$4,232,633

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net premiums earned	$640,614	$666,063
Net investment income	35,886	37,914
Net realized investment gains	22,044	81,314
Other	1,293	1,667

Total revenues	699,837	786,958

Expenses:
Losses and loss adjustment expenses	430,622	444,292
Policy acquisition costs	128,982	147,531
Other operating expenses	57,324	53,486
Interest	1,619	1,546

Total expenses	618,547	646,855

Income before income taxes	81,290	140,103
Income tax expense	20,111	43,450

Net income	$61,179	$96,653

Net income per share:
Basic	$1.12	$1.76
Diluted	$1.12	$1.75
Weighted average shares outstanding:
Basic	54,783	54,767
Diluted	54,805	55,091
Dividends declared per share	$0.59	$0.58

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$61,179	$96,653
Other comprehensive (loss) income, before tax:
(Losses) gains on hedging instrument	(153)	12

Other comprehensive (loss) income, before tax	(153)	12
Income tax (benefit) expense related to (losses) gains on hedging instrument	(54)	4

Comprehensive income, net of tax	$61,080	$96,661

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,179	$96,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,562	8,367
Net realized investment gains	(22,044)	(81,314)
Bond (accretion) amortization, net	(434)	494
Excess tax benefit from exercise of stock options	(25)	(2)
Increase in premiums receivable	(19,544)	(3,134)
Decrease (increase) in premiums notes receivable	4,749	(4,491)
Decrease in deferred policy acquisition costs	1,075	11,260
Decrease in unpaid losses and loss adjustment expenses	(30,613)	(41,263)
Increase in unearned premiums	11,909	4,845
Increase in liability for taxes	28,866	43,384
Increase in accounts payable and accrued expenses	5,119	16,806
Decrease in trading securities in nature, net of realized gains and losses	—	3,209
Share-based compensation	209	164
Decrease in other payables	(24,315)	(6,322)
Other, net	8,188	2,202

Net cash provided by operating activities	32,881	50,858
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available for sale in nature:
Purchases	(112,172)	(78,862)
Sales	58,457	31,791
Calls or maturities	73,137	44,460
Equity securities available for sale in nature:
Purchases	(27,070)	(63,982)
Sales	38,397	58,774
Net increase in payable for securities	11,507	26,255
Net decrease in short-term investments	21,872	110,775
Purchase of fixed assets	(7,431)	(10,315)
Sale and write-off of fixed assets	10	783
Business acquisition, net of cash acquired	—	(115,048)
Other, net	(473)	(509)

Net cash provided by investing activities	56,234	4,122
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(32,323)	(31,767)
Excess tax benefit from exercise of stock options	25	2
Proceeds from stock options exercised	189	233
Proceeds from bank loan	—	120,000

Net cash (used in) provided by financing activities	(32,109)	88,468

Net increase in cash	57,006	143,448
Cash:
Beginning of the year	185,505	35,396

End of year	$242,511	$178,844

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,086	$2,499
Income taxes (received) paid	$(8,757)	$66
Net realized gains (losses) from sale of investments	$3,178	$(16,204)

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). The subsidiaries are as follows:

Insurance Companies

Mercury Casualty Company	Mercury National Insurance Company
Mercury Insurance Company	American Mercury Insurance Company
California Automobile Insurance Company	American Mercury Lloyds Insurance Company (1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company (2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc. (1)	Mercury Group, Inc.
American Mercury MGA, Inc.	AIS Management LLC
Concord Insurance Services, Inc.	Auto Insurance Specialists LLC (“AIS”)
Mercury Insurance Services LLC	PoliSeek Insurance Solutions, Inc.

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2010 and the results of operations, comprehensive income, and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

2. Recently Issued Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to subsequent events, which amends the earlier FASB standard to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new standard requires Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the new standard which became effective for the interim reporting period ended March 31, 2010. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table sets forth estimated fair values of financial instruments at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Assets
Investments	$3,116,141	$3,146,857
Interest rate swap agreements	$7,979	$8,472
Liabilities
Interest rate swap agreements	$3,181	$2,364
Equity contracts	$576	$1,043
Secured notes	$138,312	$138,103
Unsecured notes	$132,443	$130,666

Methods and assumptions used in estimating fair values are as follows:

Investments

The Company applies the fair value option to all available-for-sale, fixed maturity, equity securities, and short-term investments as of the time the eligible item is first recognized. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at March 31, 2010 and December 31, 2009 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

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

4. Fair Value Option

Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

The following table reflects gains (losses) due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Fixed maturity securities	$13,267	$101,015
Equity securities	5,725	(10,279)
Short-term investments	(53)	(3)

Total	$18,939	$90,733

5. Fair Value Measurement

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure fair value and the level of market observability, as follows:

Level 1	Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs are other than quoted prices in active markets, which are based on the following:

•   Quoted prices for similar assets or liabilities in active markets;

•   Quoted prices for identical or similar assets or liabilities in non-active markets; or

•   Either directly or indirectly observable inputs as of the reporting date and fair value is determined through the use of models or other valuation methods

Level 3	Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.

In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer.

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company’s fair value measurements are based on a combination of the market approach and the income approach. The market approach utilizes market transaction data for the same or similar instruments. The income approach is based on a discounted cash flow methodology, where expected cash flows are discounted to present value.

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

Common stock/Other: Comprised of actively traded, exchange listed U.S. and international equity securities and valued based on unadjusted quoted prices for identical assets in active markets.

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans. Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At March 31, 2010 and December 31, 2009, the Company had no holdings in commercial mortgage-backed securities.

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

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $1.8 million of auction rate securities (“ARS”).

Collateralized debt obligations: Valued based on underlying debt instruments and the appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy based on the inputs and the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,716	$—	$—	$8,716
Municipal securities	—	2,459,829	1,797	2,461,626
Mortgage-backed securities	—	88,714	—	88,714
Corporate securities	—	86,681	—	86,681
Collateralized debt obligations	—	—	54,531	54,531
Equity securities:
Common stock:
Public utilities	21,598	—	—	21,598
Banks, trusts and insurance companies	11,777	—	—	11,777
Industrial and other	234,144	—	—	234,144
Non-redeemable preferred stock	—	14,099	—	14,099
Short-term bonds	—	8,001	—	8,001
Money market instruments	126,254	—	—	126,254
Interest rate swap agreements	—	7,979	—	7,979

Total assets at fair value	$402,489	$2,665,303	$56,328	$3,124,120

Liabilities
Equity contracts	$576	$—	$—	$576
Interest rate swap agreements	—	3,181	—	3,181

Total liabilities at fair value	$576	$3,181	$—	$3,757

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,977	$1,003	$—	$9,980
Municipal securities	—	2,437,744	3,322	2,441,066
Mortgage-backed securities	—	114,408	—	114,408
Corporate securities	—	91,634	—	91,634
Collateralized debt obligations	—	—	47,473	47,473
Equity securities:
Common stock:
Public utilities	28,780	—	—	28,780
Banks, trusts and insurance companies	13,291	—	—	13,291
Industrial and other	230,406	—	—	230,406
Non-redeemable preferred stock	—	13,654	—	13,654
Short-term bonds	—	6,039	—	6,039
Money market instruments	150,126	—	—	150,126
Interest rate swap agreements	—	8,472	—	8,472

Total assets at fair value	$431,580	$2,672,954	$50,795	$3,155,329

Liabilities
Equity contracts	$1,043	$—	$—	$1,043
Interest rate swap agreements	—	2,364	—	2,364

Total liabilities at fair value	$1,043	$2,364	$—	$3,407

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following tables provide a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$3,322	$47,473
Realized gains included in earnings	65	7,058
Purchase, issuances, and settlements	(1,590)	—

Ending Balance	$1,797	$54,531

The amount of total gains for the period included in earnings attributable to assets still held at March 31, 2010	$89	$7,058

	Three Months Ended March 31, 2009
	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$2,984	$—
Realized gains included in earnings	285	—
Purchase, issuances, and settlements	(5)	—

Ending Balance	$3,264	$—

The amount of total gains for the period included in earnings attributable to assets still held at March 31, 2009	$285	$—

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2010 and 2009.

At March 31, 2010, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $8.0 million as of March 31, 2010, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

	Three Months Ended March 31,
	2010		2009
Income Statement Classification	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(493)	$493	$(1,399)	$1,399

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $(1.1) million as of March 31, 2010, and has been reported as a component of other comprehensive income and amortized into earnings over the life of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the three months ended March 31, 2010 and 2009.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$7,979	$8,472	$(1,071)	$(918)

Non-hedging derivatives
Interest rate contracts - Other liabilities	$—	$—	$(2,110)	$(1,446)
Equity contracts - Short-term investments (Other liabilities)	—	—	(576)	(1,043)

Total non-hedging derivatives	$—	$—	$(2,686)	$(2,489)

Total derivatives	$7,979	$8,472	$(3,757)	$(3,407)

The Effect of Derivative Instruments on the Statements of Operations

for Three Months Ended March 31, 2010 and 2009

	(Loss) Recognized in Income Three Months Ended March 31,
Derivatives Contracts for Fair Value Hedges	2010	2009
	(Amounts in thousands)
Interest rate contract - Interest expense	$(1,841)	$(1,719)

	(Loss) Gain Recognized in Other Comprehensive Income Three Months Ended March 31,
Derivatives Contracts for Cash Flow Hedges	2010	2009
	(Amounts in thousands)
Interest rate contract - Other comprehensive income, net of tax	$(99)	$8

	(Loss) Gain Recognized in Income Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2010	2009
	(Amounts in thousands)
Interest rate contract - Other revenue	$(664)	$(2,132)
Equity contracts - Net realized investment gains	576	3,438

Total	$(88)	$1,306

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three months ended March 31, 2010 and 2009.

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010.

Goodwill is reviewed for impairment on an annual basis and between annual tests if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table reflects the components of other intangible assets as of March 31, 2010 and December 31, 2009.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of March 31, 2010:
Customer relationships	$51,640	$(6,096)	$45,544
Trade names	15,400	(802)	14,598
Software and technology	4,850	(881)	3,969
Favorable leases	1,725	(716)	1,009

Total intangible assets, net	$73,615	$(8,495)	$65,120

As of December 31, 2009:
Customer relationships	$51,640	$(4,872)	$46,768
Trade names	15,400	(642)	14,758
Software and technology	4,850	(705)	4,145
Favorable leases	1,725	(573)	1,152

Total intangible assets, net	$73,615	$(6,792)	$66,823

Intangible assets are amortized on a straight-line basis over their weighted-average lives. Intangible assets amortization expense was $1.7 million for the three months ended March 31, 2010. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2010:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2010	$5,109
2011	6,358
2012	6,144
2013	5,969
2014	5,964
Thereafter	35,576

Total	$65,120

8. Share-Based Compensation

The Company accounts for share-based compensation using the modified prospective transition method. Under this method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value. Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with inputs for grant-date assumptions and weighted-average fair values.

Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted to Gabriel Tirador, the Company’s Chief Executive Officer, 10,000 shares of restricted stock on March 23, 2010. The restricted stock vests at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period achieves the threshold performance levels established by the Compensation Committee.

The fair value of the restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on the assumption that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.

9. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2010. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2006 through 2008 for federal taxes and 2001 through 2008 for California state taxes.

The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2001 through 2005. The taxing authority has proposed significant adjustments to the Company’s California tax liabilities. An unfavorable ruling against the Company may have a material impact on the Company’s results of operations in the period of such ruling. Management believes that the issue will ultimately be resolved in favor of the Company. However, there can be no assurance that the Company will prevail on this matter.

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

At March 31, 2010, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

10. Contingencies

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the actual to date and the projected performance of the AIS business through December 31, 2010, the Company does not expect to pay any of the contingent consideration. That estimate of future performance is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, which are considered Level 3 inputs. A key assumption in determining the estimated contingent consideration is a forecasted decline in revenues ranging from 5.0% to 8.0%. The estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed since December 31, 2009.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q or in other materials the Company has filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects, and results of operations to differ materially from the historical information contained in this Quarterly Report on Form 10-Q and from those that may be expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in other reports or public statements made by the Company.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the California and other states automobile insurance markets; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies; the achievement of the synergies and revenue growth from the acquisition of AIS; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in legislation, regulations or new interpretation of existing regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A. Risk Factors in Part II—Other Information of this Quarterly Report on Form 10-Q.

OVERVIEW

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the Company’s ability to grow and retain business.

This section discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s condensed consolidated financial statements and notes thereto, and all other items contained within this report on Form 10-Q.

B. Business

The Company is primarily engaged in writing automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. These policies are mostly sold through independent agents and brokers who receive a commission averaging 17% of net premiums written for selling policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the three months ended March 31, 2010 and 2009 by state and line of business were:

	Three Months Ended March 31, 2010 (Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$423,456	$20,028	$48,733	$13,889	$506,106	77.5%
Florida	38,622	3,248	2,528	1,453	45,851	7.0%
Texas	17,517	1,518	301	3,809	23,145	3.5%
New Jersey	21,493	—	92	81	21,666	3.3%
Other states	45,375	1,717	5,150	4,405	56,647	8.7%

Total	$546,463	$26,511	$56,804	$23,637	$653,415	100%

	83.6%	4.1%	8.7%	3.6%	100%

	Three Months Ended March 31, 2009 (Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$446,954	$22,435	$46,160	$13,278	$528,827	78.7%
Florida	36,416	3,485	2,698	1,633	44,232	6.6%
Texas	18,917	1,921	326	4,072	25,236	3.7%
New Jersey	21,165	—	—	15	21,180	3.2%
Other states	41,037	1,923	3,400	5,750	52,110	7.8%

Total	$564,489	$29,764	$52,584	$24,748	$671,585	100%

	84.1%	4.4%	7.8%	3.7%	100%

The Company also generates income from its investment portfolio. Approximately $35.9 million in pre-tax investment income was generated during the three months ended March 31, 2010 on a portfolio of approximately $3.1 billion at fair value at March 31, 2010, compared to $37.9 million pre-tax investment income during the corresponding period in 2009 on a portfolio of approximately $3.3 billion at fair value at March 31, 2009.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $32.9 million and $50.9 million for the three months ended March 31, 2010 and 2009, respectively. Cash flow from operations has been used to pay shareholder dividends and to purchase and develop information technology.

C. Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies domiciled in their respective states. The following table provides a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
TX	Market Conduct	Mar 2009 - Feb 2010	Fieldwork began in April 2010
VA	Market Conduct	July 2008 to July 2009	Report was issued on April 2, 2010
CA	Rating & Underwriting	Mar 2007 to May 2007	Report was issued on February 18, 2010
NJ	Market Conduct	Sep 2007 to Aug 2008	Report was issued on January 6, 2010

During the course of these examinations, the DOI generally reports findings to the Company; however, none of the findings reported to date is expected to be material to the Company’s financial position.

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company based on a Report of Examination of the Rating and Underwriting Practices of such companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance (“2004 NNC”) to the 2004 NNC originally issued in February 2004 alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While a hearing before the administrative law judge had been set to start on September 14, 2009, the hearing has been vacated and continued to a future date to be determined. This matter has been the subject of five continuations since the original Notice of Non-Compliance was issued in 2004.

The Company is supporting the Continuous Coverage Auto Insurance Discount Act (“Proposition 17”), a California ballot initiative which will be on the June 2010 ballot. If passed, Proposition 17 will provide for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. While the company strongly believes this will be beneficial for the insurance consumer, there are consumer activist groups both supporting and opposing the initiative. The Company made financial contributions of $3.75 million, $0, and $3.5 million during April 2010, the first quarter of 2010, and 2009, respectively, related to this initiative. The Company expects to continue supporting the initiative with financial contributions.

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

D. Critical Accounting Policies and Estimates

Reserves

Preparation of the Company’s condensed consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations because the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

The Company also engages an independent actuarial consultant to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, and average severity methods described below. The Company also uses the paid loss development method to analyze losses and loss adjustment expense reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At March 31, 2010, the Company recorded its point estimate of approximately $1,022.7 million in losses and loss adjustment expenses liabilities which include approximately $316.9 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2010 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2010, the Company reported favorable development of approximately $20 million on the 2009 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2009 totaled approximately $1.1 billion. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California bodily injury losses which have experienced both lower average severities and fewer late reported claims (claim count development) than was originally estimated at December 31, 2009.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

Investments

The Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, is actively traded on national exchanges or trading markets, and is valued at the last transaction price on the balance sheet date.

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheet at fair value, as disclosed in Note 3 of Condensed Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at March 31, 2010 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise is not actively quoted.

Income Taxes

At March 31, 2010, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities which represent sources of future ordinary taxable income.

Management’s recoverability assessment with regards to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at period end, are not subject to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of March 31, 2010, the fair value of the Company’s reporting units substantially exceeds their carrying value.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them or discloses them in the notes to the condensed consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations in the period of such determination; however, it is not expected to be material to the Company’s financial position.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Revenue

Net premiums earned and net premiums written for the three months ended March 31, 2010 decreased approximately 3.8% and 2.7%, respectively, from the corresponding period in 2009. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

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

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Net premiums written	$652,462	$670,892
Change in unearned premium	(11,848)	(4,829)

Net premiums earned	$640,614	$666,063

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table reflects the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended March 31,
	2010	2009
Loss ratio	67.2%	66.7%
Expense ratio	29.1%	30.2%

Combined ratio	96.3%	96.9%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by favorable development of approximately $20 million and $21 million on prior accident years’ losses and loss adjustment expense reserves for the three months ended March 31, 2010 and 2009, respectively. The slight increase in the loss ratio for the three months ended March 31, 2010, excluding the effect of favorable development, is primarily due to lower average premiums earned per policy.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio decreased primarily due to the Company’s continuing cost reduction programs and costs incurred in 2009 related to a reduction in force and the AIS acquisition.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results. The combined ratio for the period ended March 31, 2010 is relatively consistent with the period ended March 31, 2009.

Income tax expenses for the three months ended March 31, 2010 and 2009 were $20.1 million and $43.5 million, respectively. The decrease in expense resulted primarily from decreased gains on the investment portfolio compared to the period ended March 31, 2009. The decrease in effective tax rate is due to an increase in tax exempt investment income relative to taxable income.

Investments

The following table summarizes the investment results of the Company:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Average invested assets at cost (1)	$3,126,280	$3,260,106
Net investment income:
Before income taxes	$35,886	$37,914
After income taxes	$32,197	$33,413
Average annual yield on investments:
Before income taxes	4.6%	4.7%
After income taxes	4.1%	4.1%
Net realized investment gains	$22,044	$81,314

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $22.0 million and $81.3 million for the three months ended March 31, 2010 and 2009, respectively. Net realized investment gains include gains of $18.9 million and $90.7 million for the three months ended March 31, 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The gains for the three months ended March 31, 2010 arise from the market value improvements of $13.2 million and $5.7 million in the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended March 31, 2010. The primary cause of the gains from the Company’s equity securities was the continued improvement in the equity markets.

Net Income

Net income was $61.2 million or $1.12 per diluted share and $96.7 million or $1.75 per diluted share in the three months ended March 31, 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.1 million shares in the three months ended March 31, 2010 and 2009, respectively. Basic per share results were $1.12 and $1.76 in the three months ended March 31, 2010 and 2009, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.26 and $0.92 per basic share, and $0.26 and $0.92 per diluted share in the three months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $376.8 million at March 31, 2010, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the three months ended March 31, 2010 was $32.9 million, a decrease of $18.0 million over the corresponding period in 2009. This decrease was primarily due to the increased payment of accrued expenses during the three months ended March 31, 2010 compared with the corresponding period in 2009. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology. Funds derived from the sale, redemption or maturity of fixed maturity investments of $131.6 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table shows the estimated fair value of fixed maturity securities at March 31, 2010 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$22,597
Due after one year through two years	31,264
Due after two years through three years	67,764
Due after three years through four years	141,692
Due after four years through five years	91,072

$354,389

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

The following table sets forth the composition of the total investment portfolio of the Company at March 31, 2010:

	March 31, 2010
	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,596	$8,716
Municipal securities	2,433,037	2,461,626
Mortgage-backed securities	85,017	88,714
Corporate securities	85,031	86,681
Collateralized debt obligations	43,838	54,531

	2,655,519	2,700,268

Equity securities:
Common stock:
Public utilities	18,927	21,598
Banks, trusts and insurance companies	11,044	11,777
Industrial and other	253,993	234,144
Non-redeemable preferred stock	14,739	14,099

	298,703	281,618

Short-term investments	134,269	134,255

Total investments	$3,088,491	$3,116,141

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At March 31, 2010, 78.8% of the Company’s total investment portfolio at fair value and 90.9% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At March 31, 2010, 94.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

During the three months ended March 31, 2010, the Company recognized approximately $22.0 million in net realized investment gains, which mainly include gains of approximately $14.7 million and $6.8 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $13.2 million and $5.7 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including short-term bonds, was 12.2 years at March 31, 2010, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term bonds, was approximately 6.1 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.7 years at March 31, 2010, including collateralized mortgage obligations with modified durations of approximately 1.9 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, consistent with December 31, 2009. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $90.4 million and $130.0 million, respectively, at fair value, and represented approximately 3.3% and 4.8%, respectively, of total fixed maturity securities. At December 31, 2009, fixed maturity holdings rated below investment grade and non-rated bonds totaled $92.0 million and $109.9 million, respectively, and represented approximately 3.4% and 4.1%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2010 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2010, with 96.7% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 2.8% experienced downgrades during the period, partially offset by approximately 0.5% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio, although approximately $269,000 at fair value was downgraded to below investment grade during the quarter.

	March 31, 2010
	(Amounts in thousands)
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$6,496	$—	$—	$—	$—	$6,496
Government agency	2,220	—	—	—	—	2,220

Total	8,716	—	—	—	—	8,716

	100.0%					100.0%
Municipal securities:
Insured (1)	12,407	495,308	763,323	66,964	55,526	1,393,528
Uninsured	252,071	307,022	273,579	165,645	69,781	1,068,098

Total	264,478	802,330	1,036,902	232,609	125,307	2,461,626

	10.7%	32.6%	42.1%	9.5%	5.1%	100.0%
Mortgage-backed securities:
Agencies	58,700	—	—	—	—	58,700
Non-agencies:
Prime	7,035	1,421	444	237	6,998	16,135
Alt-A	1,987	3,087	4,317	776	3,712	13,879

Total	67,722	4,508	4,761	1,013	10,710	88,714

	76.3%	5.1%	5.4%	1.1%	12.1%	100.0%
Corporate securities:
Communications	—	—	—	6,676	—	6,676
Consumer - cyclical	—	—	—	—	129	129
Energy	—	—	—	1,883	7,837	9,720
Basic materials	—	—	—	4,042	—	4,042
Financial	5,075	23,082	6,762	5,732	20,056	60,707
Utilities	—	—	—	3,622	1,785	5,407

Total	5,075	23,082	6,762	21,955	29,807	86,681

	5.9%	26.6%	7.8%	25.3%	34.4%	100.0%
Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	54,531	54,531

Total	—	—	—	—	54,531	54,531

					100.0%	100.0%
Total	$345,991	$829,920	$1,048,425	$255,577	$220,355	$2,700,268

	12.8%	30.7%	38.8%	9.5%	8.2%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $13,377, AA: $337,350, A: $760,907, BBB: $101,048, Non-Rated/Other: $180,846
(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities

The Company had approximately $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at March 31, 2010, with a net unrealized gain of $28.6 million. Over half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2010.

The following table shows the Company’s insured municipal bond portfolio by bond insurer at March 31, 2010 and at December 31, 2009.

	March 31, 2010		December 31, 2009
Municipal bond insurer	Rating (1)	Fair Value	Rating (1)	Fair Value
	(Amounts in thousands)
NATL-RE (MBIA)	BBB	$746,952	BBB	$736,741
AMBAC	CCC	225,851	CC	223,262
FSA	AA	214,071	AA	199,386
XLCA	CC	45,882	CC	46,060
ASSURED GTY	AA	43,019	AA	42,966
RADIAN	BB	14,201	BB	14,074
CIFG	NR	17,201	CC	17,262
ACA	NR	12,761	NR	14,469
FGIC	NR	3,818	NR	3,885
Other	NR	69,772	NR	92,553

		$1,393,528		$1,390,658

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s and Fitch.

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings which generally allows it to recover the full principal amounts upon maturity, avoiding forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

At March 31, 2010, municipal securities included ARS. The Company owned $1.8 million and $3.3 million at fair value of ARS at March 31, 2010 and December 31, 2009, respectively. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $13.9 million and $14.0 million ($13.0 million and $13.2 million at amortized cost) of Alt-A mortgages at March 31, 2010 and December 31, 2009, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company disposed of the majority of interest-only mortgage-backed securities as of March 31, 2010, which were AAA rated U.S. Government Agency issues. At March 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage holdings is BBB+. For mortgage backed securities that have ratings, the weighted-average rating is AA.

(3) Corporate Securities

Included in fixed maturity securities are $86.7 million of corporate securities which have an average duration of 4.4 years at March 31, 2010. For corporate securities that have ratings, the weighted-average rating is A.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $54.5 million, which represent approximately 1.7% of the total investment portfolio and have an average duration of 2.7 years at March 31, 2010.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net gain due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2010 was $5.7 million. The primary cause of the gains in the Company’s equity portfolio was the continued improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2010, 9.0% of the total investment portfolio at fair value was held in equity securities, compared to 9.1% at December 31, 2009.

Short-term investments

At March 31, 2010, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company has $125 million of senior notes, which are unsecured, senior obligations with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company expects to refinance these notes. The Company cannot make any assurances that such refinancing will be available on attractive terms, if at all.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of March 31, 2010, the Company was in compliance with these covenants.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.6 billion at March 31, 2010, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.6 to 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The Company is subject to various market risk exposures primarily due to its investing and borrowing activities. Primary market risk exposures are changes in interest rates, equity prices, and credit risk. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market, or to changes in market perceptions of creditworthiness and risk tolerance. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.

Overview

The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile, and regulatory requirements of the subsidiaries. Executive oversight of investment activities is conducted primarily through the Company’s investment committee. The Company’s investment committee focuses on strategies to enhance after-tax yields, mitigate market risks, and optimize capital to improve profitability and returns.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2010, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with December 31, 2009. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 91.2% of its fixed maturity portfolio at March 31, 2010, at fair value, are broadly diversified geographically. Approximately 99.7% of municipal bond holdings are tax-exempt. The largest holdings are in populous states such as Texas (15.1%) and California (12.2%); however, such holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. In California, the Company owns approximately $2.3 million at fair value of general obligations of the state at March 31, 2010. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 9.1% of the Company’s fixed maturity portfolio. Approximately 27.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at March 31, 2010. Approximately 13.2% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2010, with 96.7% of the fixed maturity portfolio at fair value experiencing no change in their overall rating. Approximately 2.8% experienced downgrades during the period, and approximately 0.5% received credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades was slight and only approximately $269,000 at fair value was downgraded to below investment grade during the quarter, allowing the Company to maintain a high overall credit rating on its fixed maturity securities.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At March 31, 2010, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $267.5 million in common stocks and $14.1 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is cautiously optimistic following government programs designed to sustain the economy. The Company has also allocated more to the energy sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 8.6% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.20 at March 31, 2010. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $80.3 million or $160.5 million, respectively.

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

The value of the fixed maturity portfolio, which represents 86.7% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2010 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio, including short-term investments, is 4.7 years at March 31, 2010 compared to 5.1 years at December 31, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at March 31, 2010 would decrease by approximately $132.7 million or $265.3 million, respectively.

Interest rate swaps are used to manage interest rate risk associated with the Company’s loans with fixed or floating rates. On February 6, 2009, the Company entered into an interest swap of its floating LIBOR rate on the $120 million credit facility for a fixed rate of 1.93%, resulting in a total fixed rate of 3.18%. On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. In addition, effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on its $125 million senior notes for a floating rate of LIBOR plus 107 basis points.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A.	Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this report and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed in any material respect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Report of Independent Registered Public Accounting Firm

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 5, 2010	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 5, 2010	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer