Form 10-Q
period 2010-06-30
MERCURY GENERAL CORP
filed 2010-08-04
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

At July 31, 2010, the Registrant had issued and outstanding an aggregate of 54,793,483 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS
	June 30, 2010	December 31, 2009
	(unaudited)
Investments, at fair value:
Fixed maturities trading (amortized cost $2,639,612; $2,673,079)	$2,698,711	$2,704,561
Equity securities trading (cost $339,978; $308,941)	278,653	286,131
Short-term investments (cost $104,400; $156,126)	103,740	156,165

Total investments	3,081,104	3,146,857
Cash	219,466	185,505
Receivables:
Premiums receivable	271,866	262,278
Premium notes	8,046	14,510
Accrued investment income	37,294	37,405
Other	11,059	13,689

Total receivables	328,265	327,882
Deferred policy acquisition costs	173,894	175,866
Fixed assets, net	200,999	201,862
Current income taxes	5,464	27,268
Deferred income taxes	43,772	36,139
Goodwill	42,850	42,850
Other intangible assets, net	63,418	66,823
Other assets	22,638	21,581

Total assets	$4,181,870	$4,232,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$999,777	$1,053,334
Unearned premiums	844,853	844,540
Notes payable	269,964	271,397
Accounts payable and accrued expenses	128,757	114,469
Other liabilities	152,515	177,947

Total liabilities	2,395,866	2,461,687

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000,000 shares; issued and outstanding 54,793,483; 54,776,958	73,466	72,589
Additional paid-in capital	36	0
Accumulated other comprehensive loss	(797)	(597)
Retained earnings	1,713,299	1,698,954

Total shareholders’ equity	1,786,004	1,770,946

Total liabilities and shareholders’ equity	$4,181,870	$4,232,633

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Net premiums earned	$642,717	$659,211
Net investment income	36,475	36,212
Net realized investment (losses) gains	(27,713)	99,862
Other	2,180	694

Total revenues	653,659	795,979

Expenses:
Losses and loss adjustment expenses	439,609	445,463
Policy acquisition costs	126,325	136,359
Other operating expenses	70,516	51,364
Interest	1,851	1,879

Total expenses	638,301	635,065

Income before income taxes	15,358	160,914
Income tax (benefit) expense	(2,459)	46,467

Net income	$17,817	$114,447

Net income per share:
Basic	$0.33	$2.09
Diluted	$0.32	$2.07
Weighted average shares outstanding:
Basic	54,788	54,770
Diluted	54,833	55,320
Dividends declared per share	$0.59	$0.58

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues:
Net premiums earned	$1,283,331	$1,325,274
Net investment income	72,361	74,126
Net realized investment (losses) gains	(5,669)	181,176
Other	3,473	2,361

Total revenues	1,353,496	1,582,937

Expenses:
Losses and loss adjustment expenses	870,231	889,755
Policy acquisition costs	255,307	283,890
Other operating expenses	127,840	104,850
Interest	3,470	3,425

Total expenses	1,256,848	1,281,920

Income before income taxes	96,648	301,017
Income tax expense	17,652	89,917

Net income	$78,996	$211,100

Net income per share:
Basic	$1.44	$3.85
Diluted	$1.44	$3.83
Weighted average shares outstanding:
Basic	54,786	54,769
Diluted	54,821	55,166
Dividends declared per share	$1.18	$1.16

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Net income	$17,817	$114,447
Other comprehensive (loss) income, before tax:
(Losses) gains on hedging instrument	(156)	490

Other comprehensive (loss) income, before tax	(156)	490
Income tax (benefit) expense related to (losses) gains on hedging instrument	(55)	172

Comprehensive income, net of tax	$17,716	$114,765

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Net income	$78,996	$211,100
Other comprehensive (loss) income, before tax:
(Losses) gains on hedging instrument	(309)	502

Other comprehensive (loss) income, before tax	(309)	502
Income tax (benefit) expense related to (losses) gains on hedging instrument	(108)	176

Comprehensive income, net of tax	$78,795	$211,426

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,996	$211,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,081	17,418
Net realized investment losses (gains)	5,669	(181,176)
Bond (accretion) amortization, net	(1,201)	2,218
Excess tax benefit from exercise of stock options	(42)	(3)
(Increase) decrease in premiums receivable	(9,588)	12,223
Decrease (increase) in premium notes receivable	6,464	(1,711)
Decrease in deferred policy acquisition costs	1,972	18,873
Decrease in unpaid losses and loss adjustment expenses	(53,557)	(63,505)
Increase (decrease) in unearned premiums	313	(16,945)
Decrease in current and deferred income taxes	14,322	103,818
Increase in accounts payable and accrued expenses	16,763	19,119
Decrease in trading securities in nature, net of realized gains and losses	0	3,209
Share-based compensation	396	367
Decrease in other payables	(25,695)	(12,840)
Other, net	151	(5,802)

Net cash provided by operating activities	52,044	106,363
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(188,227)	(232,116)
Sales	74,220	123,275
Calls or maturities	150,636	111,710
Equity securities available-for-sale in nature:
Purchases	(105,791)	(143,665)
Sales	75,411	155,652
Net increase in payable for securities	135	4,127
Net decrease in short-term investments	51,743	110,268
Purchase of fixed assets	(15,307)	(20,656)
Sale and write-off of fixed assets	66	357
Business acquisition, net of cash acquired	0	(115,488)
Other, net	3,165	2,784

Net cash provided by (used in) investing activities	46,051	(3,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(64,651)	(63,533)
Excess tax benefit from exercise of stock options	42	3
Proceeds from stock options exercised	475	233
Proceeds from bank loan	0	120,000

Net cash (used in) provided by financing activities	(64,134)	56,703

Net increase in cash	33,961	159,314
Cash:
Beginning of the year	185,505	35,396

End of year	$219,466	$194,710

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	3,257	$3,689
Income taxes paid (received)	3,330	$(13,903)
Net realized gains (losses) from sale of investments	4,978	$(42,877)

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

Mercury Insurance Company

California Automobile Insurance Company

California General Underwriters Insurance Company, Inc.

Mercury Insurance Company of Illinois

Mercury Insurance Company of Georgia

Mercury Indemnity Company of Georgia

American Mercury Insurance Company American Mercury Lloyds Insurance Company (1) Mercury County Mutual Insurance Company (2) Mercury Insurance Company of Florida Mercury Indemnity Company of America

Non-Insurance Companies

Mercury Select Management Company, Inc. (1) American Mercury MGA, Inc. Concord Insurance Services, Inc. Mercury Insurance Services LLC	Mercury Group, Inc. AIS Management LLC Auto Insurance Specialists LLC (“AIS”) PoliSeek Insurance Solutions, Inc.

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at June 30, 2010 and the results of operations, comprehensive income, and cash flows for the periods presented have been made. Operating results and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(Amounts in thousands)
Assets
Investments	$3,081,104	$3,146,857
Interest rate swap agreements	$7,018	$8,472
Liabilities
Interest rate swap agreements	$3,526	$2,364
Equity contracts	$801	$1,043
Secured notes	$138,628	$138,103
Unsecured notes	$128,750	$130,666

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

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at June 30, 2010 and December 31, 2009 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Secured notes

The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similarly termed notes that are observable in the market.

Unsecured note

The fair value of the Company’s publicly traded $125 million unsecured note is based on the unadjusted quoted price for similar notes in active markets.

4. Fair Value Option

Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment (losses) gains in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

The following table presents (losses) gains due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Amounts in thousands)
Fixed maturity securities	$14,350	$46,419	$27,617	$147,434
Equity securities	(44,241)	77,198	(38,516)	66,919
Short-term investments	(646)	0	(699)	(3)

Total	$(30,537)	$123,617	$(11,598)	$214,350

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans. Valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At June 30, 2010 and December 31, 2009, the Company had no holdings in commercial mortgage-backed securities.

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

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $1.4 million of auction rate securities (“ARS”).

Collateralized debt obligations: Valued based on underlying debt instruments and the appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment (losses) gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy based on the inputs and the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,904	$0	$0	$8,904
Municipal securities	0	2,477,037	1,357	2,478,394
Mortgage-backed securities	0	76,770	0	76,770
Corporate securities	0	87,058	0	87,058
Collateralized debt obligations	0	0	47,585	47,585
Equity securities:
Common stock:
Public utilities	23,738	0	0	23,738
Banks, trusts and insurance companies	13,890	0	0	13,890
Industrial and other	227,109	0	0	227,109
Non-redeemable preferred stock	0	13,916	0	13,916
Short-term bonds	0	14,410	0	14,410
Money market instruments	89,330	0	0	89,330
Interest rate swap agreements	0	7,018	0	7,018

Total assets at fair value	$362,971	$2,676,209	$48,942	$3,088,122

Liabilities
Equity contracts	$801	$0	$0	$801
Interest rate swap agreements	0	3,526	0	3,526

Total liabilities at fair value	$801	$3,526	$0	$4,327

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,977	$1,003	$0	$9,980
Municipal securities	0	2,437,744	3,322	2,441,066
Mortgage-backed securities	0	114,408	0	114,408
Corporate securities	0	91,634	0	91,634
Collateralized debt obligations	0	0	47,473	47,473
Equity securities:
Common stock:
Public utilities	28,780	0	0	28,780
Banks, trusts and insurance companies	13,291	0	0	13,291
Industrial and other	230,406	0	0	230,406
Non-redeemable preferred stock	0	13,654	0	13,654
Short-term bonds	0	6,039	0	6,039
Money market instruments	150,126	0	0	150,126
Interest rate swap agreements	0	8,472	0	8,472

Total assets at fair value	$431,580	$2,672,954	$50,795	$3,155,329

Liabilities
Equity contracts	$1,043	$0	$0	$1,043
Interest rate swap agreements	0	2,364	0	2,364

Total liabilities at fair value	$1,043	$2,364	$0	$3,407

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following tables presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$1,797	$54,531	$3,264	$0
Realized (losses) gains included in earnings	(440)	(2,355)	792	0
Purchase, issuances, and settlements	0	(4,591)	(1,200)	0

Ending Balance	$1,357	$47,585	$2,856	$0

The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30, 2010 and 2009	$(440)	$(2,355)	$457	$0

	Six Months Ended June 30,
	2010		2009
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$3,322	$47,473	$2,984	$0
Realized (losses) gains included in earnings	(375)	4,703	1,078	0
Purchase, issuances, and settlements	(1,590)	(4,591)	(1,206)	0

Ending Balance	$1,357	$47,585	$2,856	$0

The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30, 2010 and 2009	$(351)	$4,703	$701	$0

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2010 and 2009.

At June 30, 2010, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

6. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are equity price risk and interest rate risk. Equity contracts on various equity securities are entered into to manage the price risk associated with forecasted purchases or sales of such securities. Interest rate swaps are entered into to manage the interest rate risk associated with the Company’s loans with fixed or floating rates.

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

        Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011 and includes an early termination option exercisable by either party on the fifth anniversary or each subsequent anniversary by providing sufficient notice, as defined. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $7.0 million as of June 30, 2010, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

	Three Months Ended June 30,
	2010		2009
Income Statement Classification	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
		(Amounts in thousands)
Other revenue	$(961)	$961	$(2,472)	$2,472

	Six Months Ended June 30,
	2010		2009
Income Statement Classification	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(1,454)	$1,454	$(3,871)	$3,871

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $1.2 million as of June 30, 2010, and has been reported as a component of other comprehensive income and amortized into earnings over the life of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the six months ended June 30, 2010 and 2009.

Fair value amounts, and gains and losses on derivative instruments

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$7,018	$8,472	$(1,227)	$(918)

Non-hedging derivatives
Interest rate contracts - Other liabilities	$0	$0	$(2,299)	$(1,446)
Equity contracts - Short-term investments (Other liabilities)	0	0	(801)	(1,043)

Total non-hedging derivatives	$0	$0	$(3,100)	$(2,489)

Total derivatives	$7,018	$8,472	$(4,327)	$(3,407)

The Effect of Derivative Instruments on the Statements of Operations

for Three Months and Six Months Ended June 30, 2010 and 2009

	(Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Contracts for Fair Value Hedges	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Interest expense	$(1,641)	$(1,629)	$(3,482)	$(3,348)

	(Loss) Gain Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Contracts for Cash Flow Hedges	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Other comprehensive income	$(156)	$490	$(309)	$502

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Other revenue	$(189)	$1,469	$(853)	$(663)
Equity contracts - Net realized investment gains	2,721	2,971	3,295	6,409

Total	$2,532	$4,440	$2,442	$5,746

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three or six months ended June 30, 2010 and 2009.

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2010. Goodwill is reviewed for impairment on an annual basis and more often if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of June 30, 2010 and December 31, 2009.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of June 30, 2010:
Customer relationships	$51,640	$(7,318)	$44,322
Trade names	15,400	(963)	14,437
Software and technology	4,850	(1,058)	3,792
Favorable leases	1,725	(858)	867

Total intangible assets, net	$73,615	$(10,197)	$63,418

As of December 31, 2009:
Customer relationships	$51,640	$(4,872)	$46,768
Trade names	15,400	(642)	14,758
Software and technology	4,850	(705)	4,145
Favorable leases	1,725	(573)	1,152

Total intangible assets, net	$73,615	$(6,792)	$66,823

Intangible assets are amortized on a straight-line basis over their weighted-average lives. Intangible assets amortization expense was $1.7 million for the three months ended June 30, 2010 and $3.4 million for the six months ended June 30, 2010. The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2010:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2010	$3,407
2011	6,358
2012	6,144
2013	5,969
2014	5,964
Thereafter	35,576

Total	$63,418

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

9. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a more likely than not threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

There was a $3.2 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2010. The decrease was the result of a change in management’s assessment of the technical merits of tax positions taken in an earlier period based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2006 through 2008 for federal taxes and 2001 through 2008 for California state taxes. The Company is under examination by the Internal Revenue Service for tax years 2005 through 2008. The examination is in its early stage, and no issues have been raised.

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

At June 30, 2010, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

This section discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis, the Company’s condensed consolidated financial statements and notes thereto, and all other items contained within this Quarterly Report on Form 10-Q.

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

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the six months ended June 30, 2010 and 2009 by state and line of business were:

	Six Months Ended June 30, 2010
	(Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$822,151	$32,536	$108,256	$27,762	$990,705	77.0%
Florida	76,046	6,915	6,290	3,106	92,357	7.2%
Texas	32,958	2,891	682	8,367	44,898	3.5%
New Jersey	43,164	—	348	211	43,723	3.4%
Other states	88,728	3,565	11,912	9,868	114,073	8.9%

Total	$1,063,047	$45,907	$127,488	$49,314	$1,285,756	100.0%

	82.7%	3.6%	9.9%	3.8%	100.0%

	Six Months Ended June 30, 2009
	(Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$863,279	$36,481	$101,201	$26,549	$1,027,510	78.5%
Florida	70,169	7,535	6,986	3,208	87,898	6.7%
Texas	35,977	3,716	791	8,376	48,860	3.7%
New Jersey	40,467	—	—	48	40,515	3.1%
Other states	81,000	3,764	8,171	12,161	105,096	8.0%

Total	$1,090,892	$51,496	$117,149	$50,342	$1,309,879	100.0%

	83.3%	3.9%	9.0%	3.8%	100.0%

C. Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies domiciled in their respective states. The following table presents a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
IL	Financial	2005 to 2009	Fieldwork to begin during the third quarter of 2010.
TX	Financial	2005 to 2009	Fieldwork to begin in September, 2010.
FL	Financial	2005 to 2009	Fieldwork began on July 26, 2010.
TX	Market Conduct	Mar 2009 - Feb 2010	Fieldwork completed. Awaiting final report.

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

The Company supported the Continuous Coverage Auto Insurance Discount Act (“Proposition 17”), a California ballot initiative which did not pass. It would have provided for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. The Company made financial contributions of $12.1 million, $0, and $3.5 million in the second quarter of 2010, the first quarter of 2010, and second half of 2009, respectively, related to this initiative. Despite the non-passage of Proposition 17, the Company believes it continues to offer a competitive product in California.

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

At June 30, 2010, the Company recorded its point estimate of approximately $999.8 million in losses and loss adjustment expenses liabilities which include approximately $299.4 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2010 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. Conversely, if the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2010, the Company reported favorable development of approximately $22 million on the 2009 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2009 totaled approximately $1.1 billion. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California bodily injury losses which have experienced both lower average severities and fewer late reported claims (claim count development) than was originally estimated at December 31, 2009.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at June 30, 2010 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At June 30, 2010, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

The effective income tax rate for the year could be different from the effective tax rate for the three or six months ended June 30, 2010 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2010 was 18.3%, compared to 29.9% for the same period in 2009. The decrease in the effective tax rate is mainly due to an increase in tax exempt investment income relative to taxable income. The Company’s effective tax rate for the period ended June 30, 2010 was lower than the statutory tax rate primarily as a result of tax exempt interest income earned, however, the effective tax rate for the entire year could differ than the rate for the six months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of June 30, 2010, the fair value of the Company’s reporting units exceeds their carrying value.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenue

Net premiums earned and net premiums written for the three months ended June 30, 2010 decreased approximately 2.5% and 1.0%, respectively, from the corresponding period in 2009. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

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

	Three Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Net premiums written	$631,113	$637,405
Change in unearned premium	11,604	21,806

Net premiums earned	$642,717	$659,211

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended June 30,
	2010	2009
Loss ratio	68.4%	67.6%
Expense ratio	30.6%	28.5%

Combined ratio	99.0%	96.1%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The slight increase in the loss ratio for the three months ended June 30, 2010 is primarily due to lower average premiums earned per policy.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio increased primarily due to the decreased net premiums earned and the Company’s financial contributions of $12.1 million related to Proposition 17 for the three months ended June 30, 2010.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense for the three months ended June 30, 2010 and 2009 was $(2.5) million and $46.5 million, respectively. The decrease resulted primarily from the losses on the investment portfolio compared to the period ended June 30, 2009. For the three months ended June 30, 2010, the reduction in tax expense includes approximately $3 million in net benefit arising from a lower accrual for tax uncertainties.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Average invested assets at cost(1)	$3,092,652	$3,195,308
Net investment income:
Before income taxes	$36,475	$36,212
After income taxes	$32,599	$32,557
Average annual yield on investments:
Before income taxes	4.7%	4.5%
After income taxes	4.2%	4.1%
Net realized investment (losses) gains	$(27,713)	$99,862

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment losses of $27.7 million and net realized investment gains of $99.9 million for the three months ended June 30, 2010 and 2009, respectively. Net realized investment (losses) gains include losses of $30.5 million and gains of $123.6 million for the three months ended June 30, 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net losses for the three months ended June 30, 2010 arose from a $44.2 million decline in the market value of the Company’s equity securities offset by a $14.4 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended June 30, 2010. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets, especially in the oil sector as a result of the oil spill in the Gulf of Mexico.

Net Income

Net income was $17.8 million or $0.32 per diluted share and $114.4 million or $2.07 per diluted share in the three months ended June 30, 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.3 million shares in the three months ended June 30, 2010 and 2009, respectively. Basic per share results were $0.33 and $2.09 in the three months ended June 30, 2010 and 2009, respectively. Included in net income per share were net realized investment (losses) gains, net of income taxes, of $(0.33) and $1.23 per basic share, and $(0.33) and $1.21 per diluted share in the three months ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue

Net premiums earned and net premiums written for the six months ended June 30, 2010 decreased approximately 3.2% and 1.9%, respectively, from the corresponding period in 2009. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

The following is a reconciliation of total Company net premiums written to net premiums earned:

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Net premiums written	$1,283,575	$1,308,297
Change in unearned premium	(244)	16,977

Net premiums earned	$1,283,331	$1,325,274

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Six Months Ended June 30,
	2010	2009
Loss ratio	67.8%	67.2%
Expense ratio	29.9%	29.3%

Combined ratio	97.7%	96.5%

The loss ratio was affected by favorable development of approximately $22 million and $38 million on prior accident years’ losses and loss adjustment expense reserves for the six months ended June 30, 2010 and 2009, respectively.

The expense ratio was affected by the Company’s financial contributions of $12.1 million related to Proposition 17 for the six months ended June 30, 2010, and the impact of the amortization of AIS deferred commissions paid prior to the acquisition for the same period in 2009.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense for the six months ended June 30, 2010 and 2009 was $17.7 million and $89.9 million, respectively. The decrease in income tax expense resulted primarily from changes in the fair value of the investment portfolio. For the six months ended June 30, 2010, the reduction in tax expense includes approximately $3 million in net benefit arising from a lower accrual for tax uncertainties.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Average invested assets at cost(1)	$3,112,463	$3,229,138
Net investment income:
Before income taxes	$72,361	$74,126
After income taxes	$64,797	$65,970
Average annual yield on investments:
Before income taxes	4.7%	4.6%
After income taxes	4.2%	4.1%
Net realized investment (losses) gains	$(5,669)	$181,176

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment losses of $5.7 million and net realized investment gains of $181.2 million for the six months ended June 30, 2010 and 2009, respectively. Net realized investment (losses) gains include losses of $11.6 million and gains of $214.4 million for the six months ended June 30, 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The losses for the six months ended June 30, 2010 arose from a $38.5 million decline in the market value of the Company’s equity securities offset by a $27.6 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the six months ended June 30, 2010. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets, especially in the oil sector as a result of the oil spill in the Gulf of Mexico.

Net Income

Net income was $79.0 million or $1.44 per diluted share and $211.1 million or $3.83 per diluted share in the six months ended June 30, 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.2 million shares in the six months ended June 30, 2010 and 2009, respectively. Basic per share results were $1.44 and $3.85 in the six months ended June 30, 2010 and 2009, respectively. Included in net income per share were net realized investment (losses) gains, net of income taxes, of $(0.07) and $2.15 per basic share, and $(0.07) and $2.14 per diluted share in the six months ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $323.2 million at June 30, 2010, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the six months ended June 30, 2010 was $52.0 million, a decrease of $54.3 million compared to the corresponding period in 2009. This decrease was primarily due to the increased payment of accrued expenses, the increased tax payment, and the contributions related to Proposition 17 during the six months ended June 30, 2010 compared with the corresponding period in 2009. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology. Funds derived from the sale, redemption or maturity of fixed maturity investments of $224.9 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2010 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$15,570
Due after one year through two years	34,180
Due after two years through three years	88,141
Due after three years through four years	135,551
Due after four years through five years	85,997

$359,439

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

The following table presents the composition of the total investment portfolio of the Company at June 30, 2010:

	June 30, 2010
	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,738	$8,904
Municipal securities	2,432,608	2,478,394
Mortgage-backed securities	73,890	76,770
Corporate securities	85,129	87,058
Collateralized debt obligations	39,247	47,585

	2,639,612	2,698,711

Equity securities:
Common stock:
Public utilities	21,910	23,738
Banks, trusts and insurance companies	15,236	13,890
Industrial and other	288,093	227,109
Non-redeemable preferred stock	14,739	13,916

	339,978	278,653

Short-term investments	104,400	103,740

Total investments	$3,083,990	$3,081,104

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At June 30, 2010, 80.2% of the Company’s total investment portfolio at fair value and 91.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At June 30, 2010, 86.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

During the six months ended June 30, 2010, the Company recognized approximately $5.7 million in net realized investment losses, which mainly include gains of approximately $29.6 million related to fixed maturity securities and losses of approximately $37.9 million related to equity securities. Included in the gains and losses were approximately $27.6 million in gains and approximately $38.5 million in losses due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including short-term bonds, was 12.0 years at June 30, 2010, which reflects a portfolio heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term bonds, was approximately 5.5 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.3 years at June 30, 2010, including collateralized mortgage obligations with modified durations of approximately 2.0 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with December 31, 2009. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $93.9 million and $96.2 million, respectively, at fair value, and represented approximately 3.5% and 3.6%, respectively, of total fixed maturity securities. At December 31, 2009, fixed maturity holdings rated below investment grade and non-rated bonds totaled $92.0 million and $109.9 million, respectively, and represented approximately 3.4% and 4.1%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at June 30, 2010 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the six months ended June 30, 2010, with 77.7% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 20.5% experienced upgrades during the period, partially offset by approximately 1.8% in credit downgrades. The majority of the upgrades were due to the credit adjustments made by Moody’s based on its global credit evaluation scale on municipal bonds. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings and further downgrading of non-agency mortgage-backed securities. The majority of the downgrades was slight and still within the investment grade portfolio, except for approximately $3.3 million at fair value was downgraded to below investment grade during the quarter.

	June 30, 2010
			(Amounts in thousands)
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$6,830	$—	$—	$—	$—	$6,830
Government agency	2,074	—	—	—	—	2,074

Total	8,904	—	—	—	—	8,904

	100.0%					100.0%
Municipal securities:
Insured (1)	16,560	681,300	636,943	44,337	46,292	1,425,432
Uninsured	252,327	326,271	272,174	145,325	56,865	1,052,962

Total	268,887	1,007,571	909,117	189,662	103,157	2,478,394

	10.8%	40.7%	36.7%	7.6%	4.2%	100.0%
Mortgage-backed securities:
Agencies	47,404	—	—	—	—	47,404
Non-agencies:
Prime	6,862	820	449	695	6,612	15,438
Alt-A	2,138	3,065	4,355	981	3,389	13,928

Total	56,404	3,885	4,804	1,676	10,001	76,770

	73.5%	5.0%	6.3%	2.2%	13.0%	100.0%
Corporate securities:
Communications	—	—	—	6,769	—	6,769
Consumer - cyclical	—	—	—	—	135	135
Energy	—	—	—	1,686	7,704	9,390
Basic materials	—	—	—	4,168	—	4,168
Financial	5,237	23,416	5,248	7,660	20,385	61,946
Utilities	—	—	—	3,551	1,099	4,650

Total	5,237	23,416	5,248	23,834	29,323	87,058

	6.0%	26.9%	6.0%	27.4%	33.7%	100.0%
Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	47,585	47,585

Total	—	—	—	—	47,585	47,585

					100.0%	100.0%
Total	$339,432	$1,034,872	$919,169	$215,172	$190,066	$2,698,711

	12.6%	38.3%	34.1%	8.0%	7.0%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $14,257, AA: $508,901, A: $647,257, BBB: $83,012, Non-Rated/Other: $172,005
(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities

The Company had approximately $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at June 30, 2010, with a net unrealized gain of $45.8 million. Over half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was AA- at June 30, 2010.

The following table presents the Company’s insured municipal bond portfolio by bond insurer at June 30, 2010 and at December 31, 2009.

	June 30, 2010		December 31, 2009
Municipal bond insurer	Rating (1)	Fair Value	Rating (1)	Fair Value
		(Amounts in thousands)
NATL-RE (MBIA)	BBB	$755,687	BBB	$736,741
AMBAC	CCC	233,024	CC	223,262
FSA	AA	215,512	AA	199,386
XLCA	CC	49,608	CC	46,060
ASSURED GTY	AA	43,420	AA	42,966
RADIAN	BB	14,431	BB	14,074
CIFG	NR	17,481	CC	17,262
ACA	NR	12,838	NR	14,469
FGIC	NR	8,925	NR	3,885
BHAC	AA	1,360	—	—
Other	NR	73,146	NR	92,553

		$1,425,432		$1,390,658

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s and Fitch.

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

At June 30, 2010, municipal securities included ARS. The Company owned $1.4 million and $3.3 million at fair value of ARS at June 30, 2010 and December 31, 2009, respectively. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for approximately $13.9 million and $14.0 million ($12.7 million and $13.2 million at amortized cost) of Alt-A mortgages at June 30, 2010 and December 31, 2009, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At June 30, 2010, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage holdings is BBB+. For mortgage backed securities that have ratings, the weighted-average rating is AA.

(3) Corporate Securities

Included in fixed maturity securities are $87.1 million of corporate securities which have an average duration of 4.2 years at June 30, 2010. For corporate securities that have ratings, the weighted-average rating is A-.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $47.6 million, which represent approximately 1.5% of the total investment portfolio and have an average duration of 2.4 years at June 30, 2010.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net losses due to changes in fair value of the Company’s equity portfolio during the six months ended June 30, 2010 were $38.5 million. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets, especially in the oil sector as a result of the oil spill in the Gulf of Mexico.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2010, 9.0% of the total investment portfolio at fair value was held in equity securities, compared to 9.1% at December 31, 2009.

Short-term investments

At June 30, 2010, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company has $125 million of senior notes, which are unsecured, senior obligations with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. The Company believes that it is able to obtain sufficient capital to repay the obligations at maturity.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of June 30, 2010, the Company was in compliance with these covenants.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at June 30, 2010, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.7 to 1.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2010, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with December 31, 2009. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 91.8% of its fixed maturity portfolio at June 30, 2010, at fair value, are broadly diversified geographically. Approximately 99.7% of municipal bond holdings are tax-exempt. The largest holdings are in populous states such as Texas (15.1%) and California (11.2%); however, such holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. In California, the Company owns approximately $2.3 million at fair value of general obligations of the state at June 30, 2010. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 8.4% of the Company’s fixed maturity portfolio. Approximately 24.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at June 30, 2010. Approximately 14.5% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At June 30, 2010, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $264.7 million in common stocks and $13.9 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is less optimistic than in the prior quarter following weaker economic data. The Company has retained more in the energy sector relative to the S&P 500 Index to hedge against potential inflationary pressures on the equity markets possible in a sudden economic recovery.

The common equity portfolio represents approximately 8.6% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.23 at June 30, 2010. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $81.4 million or $162.8 million, respectively.

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

The value of the fixed maturity portfolio, which represents 87.6% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2010 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls, including short-term bonds, was 4.3 years at June 30, 2010 compared to 5.1 years at December 31, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at June 30, 2010 would decrease by approximately $120.5 million or $241.0 million, respectively.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed in any material respect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On July 30, 2010, the Company’s Board of Directors approved an amendment to the Plan to remove non-employee directors from the eligible participants in the Plan. The amendment is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Amendment No. 1 to Mercury General Corporation 2005 Equity Incentive Award Plan.

15.1	Report of Independent Registered Public Accounting Firm

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements, tagged as blocks or text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 4, 2010	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer