Form 10-Q
period 2010-09-30
MERCURY GENERAL CORP
filed 2010-11-02
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

At October 28, 2010, the Registrant had issued and outstanding an aggregate of 54,800,233 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS
	September 30, 2010	December 31, 2009
	(unaudited)
Investments, at fair value:
Fixed maturities trading (amortized cost $2,654,342; $2,673,079)	$2,759,757	$2,704,561
Equity securities trading (cost $322,103; $308,941)	301,496	286,131
Short-term investments (cost $162,278; $156,126)	162,229	156,165

Total investments	3,223,482	3,146,857
Cash	174,794	185,505
Receivables:
Premiums	290,722	276,788
Accrued investment income	38,257	37,405
Other	11,246	13,689

Total receivables	340,225	327,882
Deferred policy acquisition costs	176,422	175,866
Fixed assets, net	197,165	201,862
Current income taxes	4,092	27,268
Deferred income taxes	18,911	36,139
Goodwill	42,850	42,850
Other intangible assets, net	61,715	66,823
Other assets	20,840	21,581

Total assets	$4,260,496	$4,232,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$985,149	$1,053,334
Unearned premiums	856,946	844,540
Notes payable	268,991	271,397
Accounts payable and accrued expenses	138,482	114,469
Other liabilities	159,837	177,947

Total liabilities	2,409,405	2,461,687

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,800; 54,777	73,859	72,589
Additional paid-in capital	285	0
Accumulated other comprehensive loss	(870)	(597)
Retained earnings	1,777,817	1,698,954

Total shareholders’ equity	1,851,091	1,770,946

Total liabilities and shareholders’ equity	$4,260,496	$4,232,633

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Net premiums earned	$642,558	$653,758
Net investment income	35,992	35,208
Net realized investment gains	86,439	171,373
Other	1,761	895

Total revenues	766,750	861,234

Expenses:
Losses and loss adjustment expenses	440,566	446,436
Policy acquisition costs	125,001	130,172
Other operating expenses	63,711	53,766
Interest	1,633	1,634

Total expenses	630,911	632,008

Income before income taxes	135,839	229,226
Income tax expense	38,990	71,489

Net income	$96,849	$157,737

Net income per share:
Basic	$1.77	$2.88
Diluted	$1.77	$2.85
Weighted average shares outstanding:
Basic	54,795	54,770
Diluted	54,817	55,313
Dividends declared per share	$0.60	$0.58

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Net premiums earned	$1,925,889	$1,979,032
Net investment income	108,353	109,334
Net realized investment gains	80,770	352,549
Other	5,234	3,256

Total revenues	2,120,246	2,444,171

Expenses:
Losses and loss adjustment expenses	1,310,797	1,336,191
Policy acquisition costs	380,308	414,062
Other operating expenses	191,551	158,616
Interest	5,103	5,059

Total expenses	1,887,759	1,913,928

Income before income taxes	232,487	530,243
Income tax expense	56,642	161,406

Net income	$175,845	$368,837

Net income per share:
Basic	$3.21	$6.73
Diluted	$3.21	$6.70
Weighted average shares outstanding:
Basic	54,789	54,769
Diluted	54,821	55,081
Dividends declared per share	$1.78	$1.74

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Net income	$96,849	$157,737
Other comprehensive loss, before tax:
Losses on hedging instrument	(111)	(187)

Other comprehensive loss, before tax	(111)	(187)
Income tax benefit related to losses on hedging instrument	(39)	(65)

Comprehensive income, net of tax	$96,777	$157,615

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Net income	$175,845	$368,837
Other comprehensive (loss) income, before tax:
(Losses) gains on hedging instrument	(420)	315

Other comprehensive (loss) income, before tax	(420)	315
Income tax (benefit) expense related to (losses) gains on hedging instrument	(147)	111

Comprehensive income, net of tax	$175,572	$369,041

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175,845	$368,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,672	26,315
Net realized investment gains	(80,770)	(352,549)
Bond (accretion) amortization, net	(428)	4,760
Excess tax benefit from exercise of stock options	(60)	(5)
(Increase) decrease in premiums receivables	(13,934)	2,885
Decrease in current and deferred income taxes	40,611	157,806
(Increase) Decrease in deferred policy acquisition costs	(556)	17,768
Decrease in unpaid losses and loss adjustment expenses	(68,185)	(77,621)
Increase (decrease) in unearned premiums	12,406	(7,953)
Increase in accounts payable and accrued expenses	26,097	37,751
Decrease in trading securities in nature, net of realized gains and losses	0	3,209
Share-based compensation	804	571
Decrease in other payables	(21,105)	(14,859)
Other, net	(973)	(10,455)

Net cash provided by operating activities	99,424	156,460

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(355,207)	(364,866)
Sales	145,838	226,184
Calls or maturities	232,274	165,159
Equity securities available-for-sale in nature:
Purchases	(172,788)	(218,038)
Sales	151,440	242,392
Calls	4,826	0
Net increase in payable for securities	4,188	1,713
Net (increase) decrease in short-term investments	(6,085)	78,756
Purchase of fixed assets	(22,143)	(30,215)
Sale and write-off of fixed assets	170	345
Business acquisition, net of cash acquired	0	(115,488)
Other, net	3,582	1,446

Net cash used in investing activities	(13,905)	(12,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(96,981)	(95,299)
Excess tax benefit from exercise of stock options	60	5
Proceeds from stock options exercised	691	244
Proceeds from bank loan	0	120,000

Net cash (used in) provided by financing activities	(96,230)	24,950

Net increase in cash	(10,711)	168,798
Cash:
Beginning of the year	185,505	35,396

End of year	$174,794	$204,194

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	5,457	$6,077
Income taxes paid	16,031	$3,594
Net realized gains (losses) from sale of investments	4,931	$(62,744)

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at September 30, 2010 and the results of operations, comprehensive income, and cash flows for the periods presented have been made. Operating results and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain items presented in the receivables section of the consolidated balance sheets as of December 31, 2009 have been combined within the receivables section in the consolidated balance sheets as of September 30, 2010. This had no impact on the consolidated balance sheets as previously reported.

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

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(Amounts in thousands)
Assets
Investments	$3,223,482	$3,146,857
Interest rate swap agreements	$6,033	$8,472
Liabilities
Interest rate swap agreements	$3,720	$2,364
Equity contracts	$1,197	$1,043
Secured notes	$137,612	$138,103
Unsecured note	$128,844	$130,666

Methods and assumptions used in estimating fair values are as follows:

Investments

The Company applies the fair value option to all available-for-sale, fixed maturity, equity securities, and short-term investments as of the time the eligible item is first recognized. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at September 30, 2010 and December 31, 2009 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

Secured notes

The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similarly termed notes that are observable in the market.

Unsecured note

The fair value of the Company’s publicly traded $125 million unsecured note is based on the unadjusted quoted price for similar notes in active markets.

4. Fair Value Option

Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

The following table presents gains (losses) due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Fixed maturity securities	$46,316	$136,062	$73,933	$283,496
Equity securities	40,720	55,281	2,204	122,200
Short-term investments	611	(84)	(88)	(87)

Total	$87,647	$191,259	$76,049	$405,609

5. Fair Value Measurement

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure fair value and the level of market observability, as follows:

Level 1	Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs are other than quoted prices in active markets, which are based on the following:

Quoted prices for similar assets or liabilities in active markets;

Quoted prices for identical or similar assets or liabilities in non-active markets; or

Either directly or indirectly observable inputs as of the reporting date and fair value is determined through the use of models or other valuation methods.

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

U.S. government bonds and agencies: Valued using unadjusted quoted market prices for identical assets in active markets.

Common stock: Comprised of actively traded, exchange listed U.S. and international equity securities and valued based on unadjusted quoted prices for identical assets in active markets.

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At September 30, 2010 and December 31, 2009, the Company had no holdings in commercial mortgage-backed securities.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy based on the inputs and the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,855	$0	$0	$8,855
Municipal securities	0	2,537,355	1,354	2,538,709
Mortgage-backed securities	0	68,640	0	68,640
Corporate securities	0	91,687	0	91,687
Collateralized debt obligations	0	0	51,866	51,866
Equity securities:
Common stock:
Public utilities	25,283	0	0	25,283
Banks, trusts and insurance companies	16,365	0	0	16,365
Industrial and other	250,300	0	0	250,300
Non-redeemable preferred stock	0	9,548	0	9,548
Short-term bonds	0	17,382	0	17,382
Money market instruments	144,847	0	0	144,847
Interest rate swap agreements	0	6,033	0	6,033

Total assets at fair value	$445,650	$2,730,645	$53,220	$3,229,515

Liabilities
Equity contracts	$1,197	$0	$0	$1,197
Interest rate swap agreements	0	3,720	0	3,720

Total liabilities at fair value	$1,197	$3,720	$0	$4,917

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,977	$1,003	$0	$9,980
Municipal securities	0	2,437,744	3,322	2,441,066
Mortgage-backed securities	0	114,408	0	114,408
Corporate securities	0	91,634	0	91,634
Collateralized debt obligations	0	0	47,473	47,473
Equity securities:
Common stock:
Public utilities	28,780	0	0	28,780
Banks, trusts and insurance companies	13,291	0	0	13,291
Industrial and other	230,406	0	0	230,406
Non-redeemable preferred stock	0	13,654	0	13,654
Short-term bonds	0	6,039	0	6,039
Money market instruments	150,126	0	0	150,126
Interest rate swap agreements	0	8,472	0	8,472

Total assets at fair value	$431,580	$2,672,954	$50,795	$3,155,329

Liabilities
Equity contracts	$1,043	$0	$0	$1,043
Interest rate swap agreements	0	2,364	0	2,364

Total liabilities at fair value	$1,043	$2,364	$0	$3,407

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following tables presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$1,357	$47,585	$2,856	$0
Realized (losses) gains included in earnings	(3)	4,859	151	0
Purchase, issuances, and settlements	0	(578)	0	0

Ending Balance	$1,354	$51,866	$3,007	$0

The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$(3)	$4,281	$151	$0

	Nine Months Ended September 30,
	2010		2009
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$3,322	$47,473	$2,984	$0
Realized (losses) gains included in earnings	(379)	9,562	1,228	0
Purchase, issuances, and settlements	(1,589)	(5,169)	(1,205)	0

Ending Balance	$1,354	$51,866	$3,007	$0

The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$(353)	$8,983	$894	$0

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2010 and 2009.

At September 30, 2010, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

6. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are equity price risk and interest rate risk. Equity contracts on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities. Interest rate swaps are intended to manage the interest rate risk associated with the Company’s loans with fixed or floating rates.

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the $120 million credit facility, which was used for the acquisition of Auto Insurance Specialists LLC (“AIS”), for a fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $6.0 million as of September 30, 2010, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Three Months Ended September 30,
	2010		2009
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(985)	$985	$(747)	$747

	Nine Months Ended September 30,
	2010		2009
Income Statement Classification	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(2,439)	$2,439	$(4,618)	$4,618

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 3.75%, resulting in a total fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $1.3 million as of September 30, 2010, and has been reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the nine months ended September 30, 2010 and 2009.

Fair value amounts, and gains and losses on derivative instruments

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$6,033	$8,472	$(1,338)	$(918)

Non-hedging derivatives
Interest rate contracts -Other liabilities	$0	$0	$(2,382)	$(1,446)
Equity contracts -Short-term investments (Other liabilities)	0	0	(1,197)	(1,043)

Total non-hedging derivatives	$0	$0	$(3,579)	$(2,489)

Total derivatives	$6,033	$8,472	$(4,917)	$(3,407)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Contracts for Fair Value Hedges	(Loss) Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Interest expense	$(1,828)	$1,854	$(5,310)	$5,203

	(Loss) Gain Recognized in Other Comprehensive Income
Derivatives Contracts for Cash Flow Hedges	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Other comprehensive income	$(111)	$(187)	$(420)	$315

	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Interest rate contract - Other revenue	$(83)	$(866)	$(936)	$(1,528)
Equity contracts - Net realized investment gains	982	20	4,276	6,429

Total	$899	$(846)	$3,340	$4,901

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three or nine months ended September 30, 2010 and 2009.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification through various industries. For additional disclosures regarding equity contracts, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2010. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of September 30, 2010 and December 31, 2009.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of September 30, 2010:
Customer relationships	$51,640	$(8,541)	$43,099
Trade names	15,400	(1,123)	14,277
Software and technology	4,850	(1,234)	3,616
Favorable leases	1,725	(1,002)	723

Total intangible assets, net	$73,615	$(11,900)	$61,715

As of December 31, 2009:
Customer relationships	$51,640	$(4,872)	$46,768
Trade names	15,400	(642)	14,758
Software and technology	4,850	(705)	4,145
Favorable leases	1,725	(573)	1,152

Total intangible assets, net	$73,615	$(6,792)	$66,823

Intangible assets are amortized on a straight-line basis over their weighted-average lives. Intangible assets amortization expense was $1.7 million and $5.1 million for the three and nine months ended September 30, 2010, respectively. The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2010:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2010	$1,704
2011	6,358
2012	6,144
2013	5,969
2014	5,964
Thereafter	35,576

Total	$61,715

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

Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted to Gabriel Tirador, the Company’s Chief Executive Officer, 10,000 shares of restricted stock on March 23, 2010. On October 1, 2010, the Compensation Committee granted 45,000 restricted stock units to the Company’s senior management and key employees under the Plan. The restricted stock and restricted stock units will vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2012 achieves the threshold performance levels established by the Compensation Committee.

The fair value of the restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimate of the performance goals that will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.

9. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a more likely than not threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

There was a $3.0 million net decrease to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2010. The decrease was the result of a change in management’s assessment of the technical merits of tax positions taken in an earlier period based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2006 through 2009 for federal taxes and 2001 through 2009 for California state taxes. The Company is under examination by the Internal Revenue Service for tax years 2005 through 2008. The examination is in its early stage, and no issues have been raised to date.

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

At September 30, 2010, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Contingencies

A contingent consideration arrangement requires the Company to pay the former owner of AIS up to an undiscounted maximum amount of $34.7 million. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $34.7 million. Based on the actual to date and the projected performance of the AIS business through December 31, 2010, the Company does not expect to pay any of the contingent consideration. That estimate of future performance is based on significant inputs that are not observable in the market, including management’s projections of future cash flows, which are considered Level 3 inputs. A key assumption in determining the estimated contingent consideration is a forecasted decline in premiums ranging from 5.0% to 8.0%. The estimates for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed since December 31, 2009.

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

OVERVIEW

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of natural disasters on losses, general economic conditions, the general regulatory environment in those states in which an insurer operates, state regulation of premium rates, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the Company’s ability to grow and retain business.

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

B. Business

The Company is primarily engaged in writing automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. These policies are mostly sold through independent agents and brokers who receive commission averaging 17% of net premiums written for selling policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower prices yet realize better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the nine months ended September 30, 2010 and 2009 by state and line of business were:

	Nine Months Ended September 30, 2010
	(Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$1,235,947	$46,487	$166,301	$41,013	$1,489,748	76.8%
Florida	116,944	10,343	10,276	4,660	142,223	7.3%
Texas	48,708	4,507	1,190	12,683	67,088	3.5%
New Jersey	65,386	—	776	284	66,446	3.4%
Other states	135,584	5,510	19,498	15,046	175,638	9.0%

Total	$1,602,569	$66,847	$198,041	$73,686	$1,941,143	100.0%

	82.6%	3.4%	10.2%	3.8%	100.0%

	Nine Months Ended September 30, 2009
	(Amounts in thousands)
	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$1,291,867	$51,821	$155,544	$39,545	$1,538,777	78.0%
Florida	107,487	10,736	12,317	4,847	135,387	6.8%
Texas	54,412	5,591	1,333	12,976	74,312	3.8%
New Jersey	61,068	—	—	179	61,247	3.1%
Other states	125,201	5,777	13,662	19,211	163,851	8.3%

Total	$1,640,035	$73,925	$182,856	$76,758	$1,973,574	100.0%

	83.1%	3.7%	9.3%	3.9%	100.0%

C. Regulatory and Litigation Matters

The Department of Insurance (“DOI”) in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies domiciled in their respective states. The following table presents a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
CA	Financial	2008 to 2010	Fieldwork will begin in the first quarter of 2011.
IL	Market Conduct	July 2009 - June 2010	Fieldwork began on October 25, 2010.
IL	Financial	2005 to 2009	Fieldwork began on August 30, 2010.
TX	Financial	2005 to 2009	Fieldwork began on September 20, 2010.
FL	Financial	2005 to 2009	Fieldwork completed. Awaiting final report.
TX	Market Conduct	Mar 2009 - Feb 2010	Report was issued in October, 2010

During the course of these examinations, the applicable DOI generally reports findings to the Company; however, none of the findings reported to date is expected to be material to the Company’s financial position.

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company based on a Report of Examination of the Rating and Underwriting Practices of such companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the monetary penalties cited in the 2010 NNC. The California DOI has not yet responded to the Company’s submission.

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

The Company supported the Continuous Coverage Auto Insurance Discount Act (“Proposition 17”), a California ballot initiative which did not pass. It would have provided for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. The Company made financial contributions of $12.1 million, $0, and $3.5 million in the second quarter of 2010, the first quarter of 2010, and second half of 2009, respectively, related to this initiative. Despite the fact that Proposition 17 did not pass, the Company believes it continues to offer a competitive product in California.

The Company recently received oral approval from the California DOI for a private passenger automobile rate filing that was originally made in July 2008. That rate filing was required by a 2006 regulation that effectively reduced the weight that insurers can place on a person’s residence when establishing automobile insurance rates. The agreement reached with the DOI includes a 4.96% rate reduction in Mercury Insurance Company and a 4.44% rate reduction in Mercury Casualty Company and California Automobile Insurance Company. In addition, the rate filing improves the Company’s risk segmentation and introduces new discounts and road side assistance coverage. The Company anticipates the rate filing to become effective on December 15, 2010 and expects that the new rates will make the Company more competitive at attracting new customers. The Company expects to receive formal approval within the next few weeks.

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

At September 30, 2010, the Company recorded its point estimate of approximately $985.1 million in losses and loss adjustment expenses liabilities which include approximately $291.5 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2010 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. Conversely, if the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2010, the Company reported favorable development of approximately $18 million on the 2009 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2009 totaled approximately $1.1 billion. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California bodily injury losses which have experienced both lower average severities and fewer late reported claims (claim count development) than was originally estimated at December 31, 2009.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies and in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at September 30, 2010 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At September 30, 2010, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

Management’s recoverability assessment with regards to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are not subject to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

The effective income tax rate for the year could be different from the effective tax rate for the three or nine months ended September 30, 2010 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2010 was 24.4%, compared to 30.4% for the same period in 2009. The decrease in the effective tax rate is mainly due to an increase in tax exempt investment income relative to taxable income. The Company’s effective tax rate for the period ended September 30, 2010 was lower than the statutory tax rate primarily as a result of tax exempt interest income earned, however, the effective tax rate for the entire year could differ from the rate for the nine months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of December 31, 2009, the fair value of the Company’s reporting units exceeds their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of September 30, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared to Three Months Ended 30, 2009

Revenue

Net premiums earned and net premiums written for the three months ended September 30, 2010 decreased 1.7% and 1.2%, respectively, from the corresponding period in 2009. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

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

	Three Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Net premiums written	$654,686	$662,756
Change in unearned premium	(12,128)	(8,998)

Net premiums earned	$642,558	$653,758

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended September 30,
	2010	2009
Loss ratio	68.6%	68.3%
Expense ratio	29.4%	28.1%

Combined ratio	98.0%	96.4%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned and did not materially change for the three months ended September 30, 2010 compared to the same period in 2009. Many factors affect the loss ratio including average premiums earned per policy, claims handling, changes in loss frequency and severity, and development from prior periods.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio increased primarily due to decreased net premiums earned and increased consulting, advertising, and information technology expense for the three months ended September 30, 2010.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense for the three months ended September 30, 2010 and 2009 was $39.0 million and $71.5 million, respectively. The decrease resulted primarily from the lower gains on the investment portfolio compared to the period ended September 30, 2009.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Average invested assets at cost (1)	$3,120,877	$3,169,577
Net investment income:
Before income taxes	$35,992	$35,208
After income taxes	$32,253	$32,006
Average annual yield on investments:
Before income taxes	4.6%	4.4%
After income taxes	4.1%	4.0%
Net realized investment gains	$86,439	$171,373

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $86.4 million and $171.4 million for the three months ended September 30, 2010 and 2009, respectively. Net realized investment gains include gains of $87.6 million and $191.3 million for the three months ended September 30, 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the three months ended September 30, 2010 mainly arose from $46.3 million and $40.7 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended September 30, 2010. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets.

Net Income

Net income was $96.8 million or $1.77 per diluted share and $157.7 million or $2.85 per diluted share in the three months ended September 30, 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.3 million shares in the three months ended September 30, 2010 and 2009, respectively. Basic per share results were $1.77 and $2.88 in the three months ended September 30, 2010 and 2009, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $1.03 and $2.03 per basic share, and $1.03 and $2.01 per diluted share in the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue

Net premiums earned and net premiums written for the nine months ended September 30, 2010 decreased approximately 2.7% and 1.7%, respectively, from the corresponding period in 2009. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting continuing soft market conditions.

The following is a reconciliation of total Company net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Net premiums written	$1,938,261	$1,971,053
Change in unearned premium	(12,372)	7,979

Net premiums earned	$1,925,889	$1,979,032

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Nine Months Ended September 30,
	2010	2009
Loss ratio	68.1%	67.5%
Expense ratio	29.7%	29.0%

Combined ratio	97.8%	96.5%

The loss ratio was affected by favorable development of approximately $18 million and $40 million on prior accident years’ losses and loss adjustment expense reserves for the nine months ended September 30, 2010 and 2009, respectively.

The expense ratio was affected by decreased net premiums earned for the nine months ended September 30, 2010 and the Company’s financial contributions related to the Prop 17 in 2010. The expense ratio for the nine months ended September 30, 2009 included the amortization of AIS deferred commissions paid prior to the acquisition.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense for the nine months ended September 30, 2010 and 2009 was $56.6 million and $161.4 million, respectively. The decrease in income tax expense resulted primarily from the lower gains on the investment portfolio. For the nine months ended September 30, 2010, the reduction in tax expense includes approximately $3 million in net benefit arising from a lower accrual for tax uncertainties.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Average invested assets at cost (1)	$3,118,676	$3,211,524
Net investment income:
Before income taxes	$108,353	$109,334
After income taxes	$97,049	$97,976
Average annual yield on investments:
Before income taxes	4.6%	4.5%
After income taxes	4.2%	4.1%
Net realized investment gains	$80,770	$352,549

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $80.8 million and $352.5 million for the nine months ended September 30, 2010 and 2009, respectively. Net realized investment gains include gains of $76.0 million and $405.6 million for the nine months ended September 30, 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The gains for the nine months ended September 30, 2010 mainly arose from $73.9 million and $2.2 million increases in the market value of the Company’s fixed maturity and equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the nine months ended September 30, 2010. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets.

Net Income

Net income was $175.8 million or $3.21 per diluted share and $368.8 million or $6.70 per diluted share in the nine months ended September 30, 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.1 million shares in the nine months ended September 30, 2010 and 2009, respectively. Basic per share results were $3.21 and $6.73 in the nine months ended September 30, 2010 and 2009, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.96 and $4.18 per basic share, and $0.96 and $4.16 per diluted share in the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $337.0 million at September 30, 2010, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the nine months ended September 30, 2010 was $99.4 million, a decrease of $57.0 million compared to the corresponding period in 2009. This decrease was primarily due to the increased payment of accrued expenses, increased tax payments, and contributions related to Proposition 17 during the nine months ended September 30, 2010 compared with the corresponding period in 2009. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology. Funds derived from the sale, redemption or maturity of fixed maturity investments of $378.1 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2010 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$20,054
Due after one year through two years	42,752
Due after two years through three years	87,039
Due after three years through four years	129,153
Due after four years through five years	104,400

$383,398

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

The following table presents the composition of the total investment portfolio of the Company at September 30, 2010:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,682	$8,855
Municipal securities	2,453,626	2,538,709
Mortgage-backed securities	65,473	68,640
Corporate securities	87,314	91,687
Collateralized debt obligations	39,247	51,866

	2,654,342	2,759,757

Equity securities:
Common stock:
Public utilities	21,673	25,283
Banks, trusts and insurance companies	16,471	16,365
Industrial and other	274,046	250,300
Non-redeemable preferred stock	9,913	9,548

	322,103	301,496

Short-term investments	162,278	162,229

Total investments	$3,138,723	$3,223,482

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At September 30, 2010, 78.6% of the Company’s total investment portfolio at fair value and 91.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of perpetual preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At September 30, 2010, 89.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any material direct equity investment in subprime lenders.

During the nine months ended September 30, 2010, the Company recognized approximately $80.8 million in net realized investment gains, which mainly include gains of $77.7 million and losses of $1.2 million related to fixed maturity and equity securities, respectively. Included in the gains were $73.9 million and $2.2 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio, including short-term bonds, was 11.5 years at September 30, 2010, and is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio, including short-term bonds, was 4.6 years, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.7 years at September 30, 2010, including collateralized mortgage obligations with modified durations of 2.1 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with December 31, 2009. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $83.3 million and $109.0 million, respectively, at fair value, and represented approximately 3.0% and 4.0%, respectively, of total fixed maturity securities. At December 31, 2009, fixed maturity holdings rated below investment grade and non-rated bonds totaled $92.0 million and $109.9 million, respectively, and represented approximately 3.4% and 4.1%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at September 30, 2010 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2010, with 98.8% of fixed maturity securities at fair value experiencing no change in their overall rating. Approximately 0.4% experienced upgrades and approximately 0.8% experienced downgrades during the period. The majority of the downgrades was slight and still within the investment grade portfolio, except for approximately $0.4 million at fair value that was downgraded to below investment grade during the quarter.

	September 30, 2010
			(Amounts in thousands)
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$6,775	$—	$—	$—	$—	$6,775
Government agency	2,080	—	—	—	—	2,080

Total	8,855	—	—	—	—	8,855

	100.0%					100.0%
Municipal securities:
Insured (1)	13,887	682,214	710,335	54,061	48,243	1,508,740
Uninsured	227,673	337,681	263,369	148,153	53,093	1,029,969

Total	241,560	1,019,895	973,704	202,214	101,336	2,538,709

	9.5%	40.2%	38.3%	8.0%	4.0%	100.0%
Mortgage-backed securities:
Agencies	41,158	—	—	—	—	41,158
Non-agencies:
Prime	5,463	2,288	451	157	5,995	14,354
Alt-A	2,012	2,745	4,329	1,019	3,023	13,128

Total	48,633	5,033	4,780	1,176	9,018	68,640

	70.9%	7.3%	7.0%	1.7%	13.1%	100.0%
Corporate securities:
Communications	—	—	—	6,923	—	6,923
Consumer - cyclical	—	—	—	—	128	128
Energy	—	—	—	4,946	7,881	12,827
Basic materials	—	—	—	4,235	—	4,235
Financial	5,438	23,634	4,711	7,637	21,484	62,904
Utilities	—	—	—	3,564	1,106	4,670

Total	5,438	23,634	4,711	27,305	30,599	91,687

	5.9%	25.8%	5.1%	29.8%	33.4%	100.0%
Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	51,866	51,866

Total	—	—	—	—	51,866	51,866

					100.0%	100.0%
Total	$304,486	$1,048,562	$983,195	$230,695	$192,819	$2,759,757

	11.0%	38.0%	35.6%	8.4%	7.0%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $31,471, AA: $581,317, A: $651,672, BBB: $101,120, Non-Rated/Other: $143,159
(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA, and AA-).

(1) Municipal Securities

The Company had $2.5 billion at fair value ($2.5 billion at amortized cost) in municipal bonds at September 30, 2010, with a net unrealized gain of $85.1 million. Over half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2010.

The following table presents the Company’s insured municipal bond portfolio by bond insurer at September 30, 2010 and at December 31, 2009.

	September 30, 2010		December 31, 2009
Municipal bond insurer	Rating (1)	Fair Value	Rating (1)	Fair Value
		(Amounts in thousands)
NATL-RE (MBIA)	BBB	$815,835	BBB	$736,741
AMBAC	CCC	263,323	CC	223,262
FSA	AA	211,196	AA	199,386
XLCA	CC	51,399	CC	46,060
ASSURED GTY	AA	41,941	AA	42,966
RADIAN	BB	6,730	BB	14,074
CIFG	NR	17,939	CC	17,262
ACA	NR	14,561	NR	14,469
FGIC	NR	9,006	NR	3,885
Other	NR	76,810	NR	92,553

		$1,508,740		$1,390,658

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s and Fitch.

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

At September 30, 2010, municipal securities included ARS. The Company owned $1.4 million and $3.3 million at fair value of ARS at September 30, 2010 and December 31, 2009, respectively. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $13.1 million and $14.0 million ($12.2 million and $13.2 million at amortized cost) of Alt-A mortgages at September 30, 2010 and December 31, 2009, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At September 30, 2010, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage holdings is BBB+. For mortgage backed securities that have ratings, the weighted-average rating is AA.

(3) Corporate Securities

Included in fixed maturity securities are $91.7 million of corporate securities which have an average duration of 4.0 years at September 30, 2010. For corporate securities of $84.2 million that have ratings, the weighted-average rating is BBB+.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $51.9 million, which represent 1.6% of the total investment portfolio and have an average duration of 2.2 years at September 30, 2010.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net gains due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2010 were $2.2 million. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2010, 9.4% of the total investment portfolio at fair value was held in equity securities, compared to 9.1% at December 31, 2009.

Short-term investments

At September 30, 2010, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company has $125 million of senior notes, which are unsecured, senior obligations with a 7.25% annual coupon payable on August 15 and February 15 each year. These notes mature on August 15, 2011. The Company believes that it is able to obtain sufficient capital to repay the obligations at maturity.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of September 30, 2010, the Company was in compliance with these covenants.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.6 billion at September 30, 2010, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.6 to 1.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2010, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with December 31, 2009. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 92.0% of its fixed maturity portfolio at September 30, 2010, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The largest holdings are in populous states such as Texas (14.6%) and California (11.1%); however, such holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification. Taxable fixed maturity securities represent 8.2% of the Company’s fixed maturity portfolio. 22.0% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at September 30, 2010. 14.0% of the Company’s taxable fixed maturity securities were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At September 30, 2010, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $291.9 million in common stocks and $9.5 million in non-redeemable preferred stocks. The common stock equity assets are typically valued for future economic prospects as perceived by the market. The current market expectation is more optimistic than in the prior quarter following the recovery progress of the oil spill in the Gulf of Mexico. The Company has retained more in the energy and utility sectors relative to the S&P 500 Index.

The common equity portfolio represents 9.1% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.22 at September 30, 2010. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $89 million or approximately $178 million, respectively.

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

The value of the fixed maturity portfolio, which represents 85.6% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2010 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls, including short-term bonds, was 3.7 years at September 30, 2010 compared to 5.1 years at December 31, 2009. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at September 30, 2010 would decrease by $108.1 million or $216.2 million, respectively.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements, tagged as blocks or text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: November 2, 2010	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 2, 2010	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer