Form 10-K
period 2010-12-31
MERCURY GENERAL CORP
filed 2011-02-14
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2010 was $1,106,324,219 (which represents 26,697,013 shares of common equity held by non-affiliates multiplied by $41.44, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 4, 2011, the Registrant had issued and outstanding an aggregate of 54,804,677 shares of its Common Stock.

Documents Incorporated by Reference

Certain information from the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) in a number of states, principally California. The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. The direct premiums written for the years ended December 31, 2010, 2009, and 2008 by state and line of business were:

Year Ended December 31, 2010

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,627,938	$219,749	$57,451	$54,601	$1,959,739	76.6%
Florida	156,959	12,250	13,984	6,225	189,418	7.4%
Texas	63,788	1,552	5,874	16,678	87,892	3.4%
New Jersey	86,510	1,144	—	388	88,042	3.4%
Other states	180,568	26,865	7,194	19,107	233,734	9.2%

Total	$2,115,763	$261,560	$84,503	$96,999	$2,558,825	100%

	82.7%	10.2%	3.3%	3.8%	100%

Year Ended December 31, 2009

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,696,378	$205,469	$65,685	$52,830	$2,020,362	77.9%
Florida	142,823	14,859	13,998	6,402	178,082	6.9%
Texas	71,064	1,724	6,679	16,451	95,918	3.7%
New Jersey	81,225	—	—	251	81,476	3.1%
Other states	166,548	18,833	7,593	24,756	217,730	8.4%

Total	$2,158,038	$240,885	$93,955	$100,690	$2,593,568	100%

	83.2%	9.3%	3.6%	3.9%	100%

Year Ended December 31, 2008

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,842,129	$204,027	$72,050	$52,993	$2,171,199	78.9%
Florida	145,952	15,892	16,272	8,921	187,037	6.8%
Texas	74,690	1,473	9,995	17,368	103,526	3.8%
New Jersey	84,028	—	—	304	84,332	3.1%
Other states	157,438	12,641	8,826	26,895	205,800	7.4%

Total	$2,304,237	$234,033	$107,143	$106,481	$2,751,894	100%

	83.7%	8.5%	3.9%	3.9%	100%

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

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Company’s California insurance subsidiaries and the Information Technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support its California operations and future expansion, and in St. Petersburg, Florida and in Oklahoma City, Oklahoma, which house the Company’s employees and several third party tenants. The Company maintains branch offices in a number of locations in California; Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin, Houston, and San Antonio, Texas. The Company has approximately 4,800 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such reports and proxy statements (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has 21 subsidiaries. The Company’s operations are conducted through the following subsidiaries:

Insurance Companies	Date Formed or Acquired	A.M. Best Ratings	Primary States
Mercury Casualty Company (“MCC”)(1)	January 1961	A+	CA, AZ, FL, NV, NY, VA
Mercury Insurance Company (“MIC”)(1)	November 1972	A+	CA
California Automobile Insurance Company (“CAIC”)(1)	June 1975	A+	CA
California General Underwriters Insurance Company, Inc. (“CGU”)(1)	April 1985	Non-rated	CA
Mercury Insurance Company of Illinois (“MIC IL”)	August 1989	A+	IL, PA, NJ
Mercury Insurance Company of Georgia (“MIC GA”)	March 1989	A+	GA
Mercury Indemnity Company of Georgia (“MID GA”)	November 1991	A+	GA
Mercury National Insurance Company (“MNIC”)	December 1991	A+	IL, MI
American Mercury Insurance Company (“AMI”)	December 1996	A-	OK, FL, GA, TX, VA
American Mercury Lloyds Insurance Company (“AML”)	December 1996	A-	TX
Mercury County Mutual Insurance Company (“MCM”)	September 2000	A-	TX
Mercury Insurance Company of Florida (“MIC FL”)	August 2001	A+	FL, PA
Mercury Indemnity Company of America (“MIDAM”)	August 2001	A+	NJ

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc. (“MSMC”)	August 1997	AML’s attorney-in-fact
American Mercury MGA, Inc. (“AMMGA”)	August 1997	General agent
Concord Insurance Services, Inc. (“Concord”)	October 1999	Inactive insurance agent since 2006
Mercury Insurance Services LLC (“MIS LLC”)	November 2000	Management services to subsidiaries
Mercury Group, Inc. (“MGI”)	July 2001	Inactive insurance agent since 2007
AIS Management LLC (“AISM”)(2)	January 2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC (“AIS”)(2)	January 2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)(2)	January 2009	Insurance agent

(1)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.
(2)

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

Production and Servicing of Business

The Company sells its policies through approximately 5,700 independent agents and brokers, of which over 1,100 are located in each of California and Florida. The remaining agents and brokers are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada, and Michigan. Over half of the Company’s agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company. No independent agent or broker accounted for more than 2% of the Company’s direct premiums written during 2010 and 2009. However, AIS produced approximately 15% of the Company’s direct premiums written during 2008 prior to the AIS acquisition.

The Company believes that it compensates its agents and brokers above the industry average. During 2010, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate. During 2010, net advertising expenditures were $30 million.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Departments of Insurance (“DOI”) or similar governmental agencies of the applicable states. Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 22% of total private passenger automobile policies in force at December 31, 2010. In addition, the Company offers mechanical breakdown insurance in many states and homeowners insurance in Florida, Illinois, Oklahoma, New York, Georgia, Texas, New Jersey, Virginia, and Arizona. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal in 2012.

In California, “good drivers” (as defined by the California Insurance Code) accounted for approximately 81% of all California voluntary private passenger automobile policies in force at December 31, 2010, while higher risk categories accounted for approximately 19%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%. The Company also offers homeowners, mechanical breakdown, and commercial automobile and property insurance in California.

Claims

The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administer all claims and direct all legal and adjustment aspects of claims processing.

Losses and Loss Adjustment Expenses Reserves and Reserve Development

The Company maintains losses and loss adjustment expenses reserves for both reported and unreported claims. Losses and loss adjustment expenses reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claim. Losses and loss adjustment expenses reserves for unreported claims are determined on the basis of historical information by line of insurance. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserve settlement.

The Company’s ultimate liability may be greater or less than management estimates of reported losses and loss adjustment expenses reserves. Reserves are closely monitored and are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The

Company does not discount to a present value that portion of losses and loss adjustment expenses reserves expected to be paid in future periods. The Tax Reform Act of 1986, however, requires the Company to discount losses and loss adjustment expenses reserves for federal income tax purposes.

The following table presents the development of losses and loss adjustment expenses reserves for the period 2000 through 2010. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2010.

In evaluating the cumulative development information in the table, it should be noted that each amount includes the effects of all changes in development amounts for prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future favorable or unfavorable development based on this table.

	December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$492,220	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205
Reinsurance recoverable	(28,417)	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)

Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$463,803	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400

Paid (cumulative) as of:
One year later	$321,643	$360,781	$432,126	$461,649	$525,125	$632,905	$674,345	$715,846	$617,622	$603,256
Two years later	431,498	481,243	591,054	628,280	748,255	891,928	975,086	1,009,141	913,518
Three years later	462,391	528,052	637,555	714,763	851,590	1,027,781	1,123,179	1,168,246
Four years later	476,072	538,276	655,169	740,534	893,436	1,077,834	1,187,990
Five years later	478,158	545,110	664,051	750,927	906,466	1,101,693
Six years later	481,775	549,593	667,277	754,710	915,086
Seven years later	484,149	550,768	668,443	760,300
Eight years later	485,600	550,827	671,474
Nine years later	485,587	551,255
Ten years later	485,889
Net reserves re-estimated as of:
One year later	480,732	542,775	668,954	728,213	840,090	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528
Two years later	481,196	549,262	660,705	717,289	869,344	1,047,067	1,173,753	1,219,369	1,102,934
Three years later	483,382	546,667	662,918	745,744	894,063	1,091,131	1,202,441	1,246,365
Four years later	482,905	545,518	666,825	750,859	910,171	1,104,988	1,217,328
Five years later	480,740	550,123	668,318	755,970	914,547	1,112,779
Six years later	483,392	551,402	669,499	757,534	918,756
Seven years later	485,328	551,745	670,225	762,242
Eight years later	486,078	551,505	672,387
Nine years later	486,157	551,721
Ten years later	486,360

Net cumulative development favorable (unfavorable)	$(22,557)	$(35,129)	$(7,498)	$23,914	$(32,149)	$(107,145)	$(134,935)	$(146,907)	$24,845	$13,058

Gross re-estimated liability-latest	$526,163	$581,688	$698,790	$791,649	$946,628	$1,144,164	$1,236,327	$1,261,953	$1,111,963	$1,040,308
Re-estimated recoverable-latest	(39,803)	(29,967)	(26,403)	(29,407)	(27,872)	(31,385)	(18,999)	(15,588)	(9,029)	(7,780)

Net re-estimated liability-latest	$486,360	$551,721	$672,387	$762,242	$918,756	$1,112,779	$1,217,328	$1,246,365	$1,102,934	$1,032,528

Gross cumulative development favorable (unfavorable)	$(33,943)	$(46,762)	$(19,519)	$6,278	$(45,884)	$(121,561)	$(147,505)	$(158,038)	$21,545	$13,026

(1)	Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced favorable development of approximately $13 million on the 2009 and prior accident years’ losses and loss adjustment expenses reserves due primarily to the result of re-estimates of accident year 2009 California BI losses. See “Critical Accounting Estimates—Reserves” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the year 2008, the Company experienced favorable development of approximately $25 million on prior accident years’ losses and loss adjustment expenses reserves. The favorable development is primarily due to the result of re-estimates of accident year 2008 and 2007 California BI losses, partially offset by unfavorable development from earlier accident periods.

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $107 million to $147 million on prior accident years’ losses and loss adjustment expenses reserves. The unfavorable development from these years relates primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for losses in New Jersey and Florida. Reserves from these years showed further unfavorable development after December 31, 2008 primarily as a result of re-estimates of the 2005 and 2006 accident year loss reserves in New Jersey and re-estimates of the 2005 and 2006 accident year loss adjustment expenses reserves in New Jersey and California.

For 2004, the unfavorable development relates to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey. In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California and New Jersey automobile lines of business contributed to the deficiencies.

For 2003, the favorable development largely relates to lower inflation than originally expected on the BI coverage reserves for the California automobile line of insurance. In addition, the Company experienced a reduction in expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore favorable development in the reserves at December 31, 2003, partially offset by unfavorable development in the Florida automobile lines of business.

For years 2000 through 2002, the Company’s previously estimated loss reserves produced deficiencies that were reflected in the subsequent years’ incurred losses. The Company attributes a large portion of the unfavorable development to increases in the ultimate liability for BI, physical damage, and collision claims over what was originally estimated. The increases in these losses relate to increased severity over what was originally recorded and are the result of inflationary trends in health care costs, auto parts, and body shop labor costs.

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

•	Certain assessments paid to regulatory agencies that are recoverable from policyholders in future periods are expensed whereas these amounts are recorded as receivables under SAP.

Operating Ratios (SAP basis)

Loss and Expense Ratios

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 17.3% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2010		2009	2008	2007	2006
Loss Ratio	71.0%		67.8%	73.3%	68.0%	67.4%
Expense Ratio	29.1%		28.6%	28.5%	27.1%	27.1%

Combined Ratio	100.1%		96.4%	101.8%	95.1%	94.5%

Industry combined ratio (all writers)(1)	99.0	%(2)	100.8%	99.8%	98.3%	95.5%
Industry combined ratio (excluding direct writers)(1)	N/A		100.5%	100.8%	96.2%	94.7%

(1)	Source: A.M. Best, Aggregates & Averages (2007 through 2010), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Special Report U.S. Property/Casualty-Review & Preview, February 14, 2011”

Premiums to Surplus Ratio

The following table presents, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Widely recognized guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except ratios)
Net premiums written	$2,555,481	$2,589,972	$2,750,226	$2,982,024	$3,044,774
Policyholders’ surplus(1)	$1,322,270	$1,517,864	$1,371,095	$1,721,827	$1,579,248
Ratio	1.9 to 1	1.7 to 1	2.0 to 1	1.7 to 1	1.9 to 1

(1)

The decrease in policyholders’ surplus in 2010 was primarily due to a $270 million extraordinary intercompany dividend declared by MCC in the fourth quarter of 2010. The dividend is payable to Mercury General in 2011.

Investments

The Company’s investments are directed by the Chief Investment Officer under the supervision of the Board of Directors. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve a return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for monitoring credit exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. At December 31, 2010, the Company had a capital loss carry forward of approximately $42.1 million.

Investment Portfolio

The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2010		2009		2008
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
	(Amounts in thousands)
Taxable bonds	$200,468	$223,017	$261,645	$270,093	$362,147	$299,561
Tax-exempt state and municipal bonds	2,417,188	2,429,263	2,411,434	2,434,468	2,360,874	2,179,178
Redeemable preferred stocks	—	—	—	—	5,450	2,934

Total fixed maturities	2,617,656	2,652,280	2,673,079	2,704,561	2,728,471	2,481,673
Equity investments including non-redeemable preferred stocks	336,757	359,606	308,941	286,131	403,773	247,391
Short-term investments	143,378	143,371	156,126	156,165	208,278	204,756

Total investments	$3,097,791	$3,155,257	$3,138,146	$3,146,857	$3,340,522	$2,933,820

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments as of the time the eligible item is first recognized. For more detailed discussion, see “Liquidity and Capital Resources—Invested Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements.

At December 31, 2010, 77.0% of the Company’s total investment portfolio at fair value and 91.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. For more detailed information including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The nominal average maturity of the overall bond portfolio was 11.8 years (11.3 years including all short-term instruments) at December 31, 2010, and is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 6.3 years (6.0 years including all short-term instruments) related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.7 years (4.5 years including all short-term instruments) at December 31, 2010, including collateralized mortgage obligations with a modified duration of 2.2 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At year end, 88.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

Investment Results

The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)
Average invested assets at cost(1)	$3,121,366	$3,196,944	$3,452,803	$3,468,399	$3,325,435
Net investment income:
Before income taxes	143,814	144,949	151,280	158,911	151,099
After income taxes	128,888	130,070	133,721	137,777	127,741
Average annual yield on investments:
Before income taxes	4.6%	4.5%	4.4%	4.6%	4.5%
After income taxes	4.1%	4.1%	3.9%	4.0%	3.8%
Net realized investment gains (losses) after income taxes(2)(3)	37,108	225,189	(357,838)	13,525	10,033
Net increase in unrealized gains on investments after income taxes(3)	$—	$—	$—	$10,905	$3,103

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)

Includes investment impairment write-down, net of tax benefit, of $14.7 million in 2007 and $1.3 million in 2006. 2007 also includes $1.3 million gain, net of tax, and $0.9 million loss, net of tax benefit, related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

(3)	Effective January 1, 2008, the Company adopted the fair value option with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations.

Competitive Conditions

The Company operates in the highly competitive property and casualty industry subject to competition on pricing, claims handling, consumer recognition, coverage offered and other product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies which have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other automobile insurers. In addition, the marketing efforts of independent agents and brokers can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2010, the Company was the fifth largest writer of private passenger automobile insurance in California and the twelfth largest in the United States.

The property and casualty insurance industry is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity (“hard market”) followed by periods of severe price competition and excess capacity (“soft market”). In management’s view, 2004 through 2007 was a period of very profitable results for companies underwriting automobile insurance. Many in the industry have experienced declining profitability since 2007. Since 2009, many of the Company’s largest competitors increased rates on both private passenger auto insurance and homeowners insurance. Rate increases generally indicate that the market is hardening.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $44 million in excess of $12 million per occurrence based on the latest information provided by FHCF. The coverage is expected to change when new information is available in March 2011.

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

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices. The following table presents a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
OK	Financial	2008 to 2010	Fieldwork will begin in the first quarter of 2011.
OK	Market Conduct	2007 to 2009	Fieldwork will begin in the first quarter of 2011.
CA	Financial	2008 to 2010	Fieldwork began on January 31, 2011.
FL	Financial	2005 to 2009	Received final report on February 4, 2011.
TX	Financial	2005 to 2009	Received final report draft on December 20, 2010.
TX	Market Conduct	Mar 2009 to Feb 2010	Received final report on September 29, 2010.
IL	Market Conduct	Jul 2009 to Jun 2010	Fieldwork completed. Awaiting final report.
IL	Financial	2005 to 2009	Fieldwork began on August 30, 2010.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date is expected to be material to the Company’s financial position.

For discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made financial contributions of $133,350 and $148,200 to officeholders and candidates in 2010 and 2009, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Company supported the Continuous Coverage Auto Insurance Discount Act (“Proposition 17”), a California initiative on the June 2010 ballot which did not pass. It would have provided for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. The Company made financial contributions of $12.1 million and $3.5 million in 2010 and 2009, respectively, related to this initiative. The Company continues to offer a competitive product in California.

Risk-Based Capital

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2010, each of the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2010.

During 2010, the Company paid approximately $1.7 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of insurance. As permitted by state law, the New Jersey assessments paid during 2010 are recoupable through a surcharge to policyholders. The Company recouped a portion of these assessments in 2010 and expects to continue to recoup them in the future. It is possible that there will be additional assessments in 2011.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2010, the most recent date at which information was available, was approximately $55.6 million.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2010 in other states.

Holding Company Act

The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Some transactions and dividends defined to be of an “extraordinary” type may not be affected if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends. As of December 31, 2010, the Insurance Companies are permitted to pay, without extraordinary DOI approval, $31.9 million in dividends, of which $14.0 million would be payable from the California Companies.

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

Assigned Risks

Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2010, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company

The following table presents certain information concerning the executive officers of the Company as of February 4, 2011:

Name	Age	Position
George Joseph	89	Chairman of the Board
Gabriel Tirador	46	President and Chief Executive Officer
Allan Lubitz	52	Senior Vice President and Chief Information Officer
Joanna Y. Moore	55	Senior Vice President and Chief Claims Officer
John Sutton	63	Senior Vice President—Customer Service
Christopher Graves	45	Vice President and Chief Investment Officer
Robert Houlihan	54	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	64	Vice President and Chief Underwriting Officer
Brandt N. Minnich	44	Vice President—Marketing
Theodore R. Stalick	47	Vice President and Chief Financial Officer
Charles Toney	49	Vice President and Chief Actuary
Judy A. Walters	64	Vice President—Corporate Affairs and Secretary

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

Mr. Lubitz, Senior Vice President and Chief Information Officer, joined the Company in January 2008. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of Option One Mortgage from 2003 to 2007. He held executive roles including Chief Information Officer of Ditech Mortgage and President of ANR Consulting Group from 2000 to 2003. Prior to 2000, he held several positions at TRW, Experian, and First American Corporation, most recently as a Senior Vice President and Chief Information Officer.

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

Mr. Houlihan, Vice President and Chief Product Officer, joined the Company in his current position in December 2007. Prior to joining the Company, he served as National Product Manager at Bristol West Insurance Group from 2005 to 2007 and Product Manager at Progressive Insurance Company from 1999 to 2005.

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

Mr. Toney, Vice President and Chief Actuary, joined the Company in 1984 as a programmer/analyst. In 1994, he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position. Mr. Toney is Mr. Joseph’s nephew.

Ms. Walters, Vice President—Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in 1998.

Item 1A.	Risk Factors

The Company’s business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed in this section. It should be noted that the Company’s business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond the Company’s control. In addition, other risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company’s business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, there could be a materially adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

For the year ended December 31, 2010, the Company generated approximately 76.6% of its direct automobile insurance premiums written in California, 7.8% in Florida, 3.9% in New Jersey, and 3.2% in Texas. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

Mercury General is a holding company that relies on regulated subsidiaries for cash operating profits to satisfy its obligations.

As a holding company, Mercury General maintains no operations that generate revenue sufficient to pay operating expenses, shareholders’ dividends, or principal or interest on its indebtedness. Consequently, Mercury General relies on the ability of the Insurance Companies, particularly the California Companies, to pay dividends for Mercury General to meet its debt payment and other obligations. The ability of the Insurance Companies to pay dividends is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Insurance Companies to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders. On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends.

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

The Company’s financial condition, results of operations, and liquidity, depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including, but not limited to:

•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	successful innovation of new pricing strategies;

•	recognition of changes in trends and in the projected severity and frequency of losses;

•	the Company’s ability to forecast renewals of existing policies accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in the Company’s claim settlement practices;

•	changes in operating expenses;

•	changing driving patterns;

•	extra-contractual liability arising from bad faith claims;

•	weather catastrophes;

•	losses from sinkhole claims;

•	unexpected medical inflation; and

•	unanticipated inflation in auto repair costs, auto parts prices, and used car prices.

Such risks may result in the Company’s pricing being based on outdated, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s financial condition, results of operations, and liquidity could be materially adversely affected.

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

In most of the states in which the Company operates, it must obtain prior approval from the state department of insurance of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected.

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

The Company may be unable to refinance its outstanding debt obligations or obtain sufficient capital to repay the obligations on acceptable terms, or at all.

The Company has an aggregate of $263 million in the following long-term debt obligations:

•	$125 million senior notes, which mature in August 2011;

•	$120 million secured credit facility, which matures in January 2012, incurred in connection with the AIS acquisition; and

•	$18 million secured bank loan, which matures in March 2013, incurred in connection with the Folsom, California building acquisition.

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

On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use a portion of the proceeds from the dividend to repay the $125 million senior notes that mature on August 15, 2011.

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

Financial strength and claims-paying ability ratings issued by firms such as Standard & Poor’s, Fitch, and Moody’s have become an increasingly important factor in the ability for the Company to access capital markets. Rating agencies assign ratings based upon their evaluations of an insurance company’s ability to meet its financial obligations. The Company’s financial strength ratings with Fitch and Moody’s are A+ and Aa3, respectively; its respective debt ratings are A and A3. On January 21, 2011, the Company terminated its rating service with Standard & Poor’s. On January 25, 2011, Standard & Poor’s released a closing rating of BBB+, and has informed the Company that it will continue the rating on an unsolicited basis until the senior notes mature on August 15, 2011. A lowering of the existing ratings could limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets in the future. These events, in turn, could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company received approval from the California DOI for an extraordinary dividend, of which a portion of the proceeds will be used to repay the $125 million senior notes maturing on August 15, 2011. Once the notes are repaid, the Company will not have public debt and has no intention of raising public debt in the foreseeable future. Consequently, the Company is reducing the number of its paid rating services.

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

During periods of market disruption, including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes in historically active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, the valuations associated with such securities may rely more on management judgment and include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation. The valuations generated by such methods may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s financial condition or results of operations.

Changes in the financial strength ratings of financial guaranty insurers issuing policies on bonds held in the Company’s investment portfolio may have an adverse effect on the Company’s investment results.

In an effort to enhance the bond rating applicable to certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer rather than the underlying credit of the bond issuer. Several financial guaranty insurers that have issued insurance policies covering bonds held by the Company have experienced financial strength rating downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. These financial guaranty insurers are subject to DOI oversight. As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease. Although the Company has determined that the financial strength rating of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the fair value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

At December 31, 2010, 77.0% of the Company’s total investment portfolio at fair value and 91.6% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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

The Company’s business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.

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

The Company sells its insurance policies through approximately 5,700 independent agents and brokers. The Company must compete with other insurance carriers for these agents’ and brokers’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

The Company’s expansion plans may adversely affect its future profitability.

The Company intends to continue to expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flow from operations. The expansion may not occur, or if it does occur may not be successful in providing increased revenues or profitability. If the Company’s cash flow from operations is insufficient to cover the increased costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements depend on many factors, including its ability to write new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its current expansion plans and the performance of its investment portfolio. The Company may need to raise additional funds through equity or debt financing, sales of all or a portion of its investment portfolio or curtail its growth and reduce its assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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

Any inability of the Company to realize its deferred tax assets may have a material adverse effect on the Company’s financial condition and results of operations.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of a sufficient nature in the future sufficient to utilize them.

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

The carrying value of the Company’s goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2010, the Company’s consolidated balance sheet reflected $43 million of goodwill and $60 million of other intangible assets. The Company continually evaluates whether events or circumstances have occurred that suggest that the fair value of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, the Company cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the related rules and regulations promulgated by the SEC require the Company to include in its Annual Report on Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s independent auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock price.

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

Many economists believe that the severe economic recession is over but they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States, and in California, where the majority of the Company’s business is produced. If economic conditions do not show significant improvement, the adverse impact on the Company’s financial condition, results of operations, and liquidity may continue.

The presence of defective Chinese-made drywall in homes subject to our homeowner policies may lead to additional losses and expenses.

Some homeowners in southern Florida have experienced unpleasant odors and unusual air-conditioning problems, which have been linked to the use of defective Chinese-made drywall. It is difficult to accurately estimate any covered losses that may develop as a result of these problems. However, if and to the extent the scope of the Chinese-made drywall problems proves to be significant, the Company could incur costs or liabilities related to this issue that could have a material adverse effect on its financial condition, results of operations, and liquidity.

The Company’s business is vulnerable to significant losses related to sinkhole claims, which could have an adverse effect on its results of operations.

In December 2010, the Florida Senate issued a 47-page report entitled “Issues Relating to Sinkhole Insurance.” The report states that the “Florida Insurance Commissioner has identified sinkhole claims as a major cost driver and has expressed concern that such claims could threaten the solvency of domestic insurers and have a destabilizing effect on an already fragile market.” While the Company, with approximately 8,000 homeowners policies in-force in Florida, does not believe that the sinkhole issue creates solvency concerns, it does impair profitability. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal in 2012. The Company expects that it will continue to experience losses and claims frequency could increase through the completion of the withdrawal.

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

Approximately 82.7% of the Company’s direct written premiums for the year ended December 31, 2010 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices, and medical care.

The insurance industry is subject to extensive regulation, which may affect the Company’s ability to execute its business plan and grow its business.

The Company is subject to comprehensive regulation and supervision by government agencies in each of the states in which its insurance subsidiaries are domiciled, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be, critical to its success. Some of these regulations include:

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

Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which the Company conducts business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, the Company begins using new rates before they are approved, it may be required to issue refunds or credits to the Company’s policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In other states, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, the Company’s ability to respond to market developments or increased costs in that state can be adversely affected.

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

The failure to comply with these laws and regulations may also result in regulatory actions, fines and penalties, and in extreme cases, revocation of the Company’s ability to do business in that jurisdiction. In addition, the Company may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

In addition, from time to time, the Company may support or oppose legislation or other amendments to insurance regulations in California or other states in which it operates. Consequently, the Company may receive negative publicity related to its support or opposition of legislative or regulatory changes that may have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.

No assurance can be given that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which the Company conducts business could make it more expensive for it to continue to conduct business in these states, restrict the premiums the Company is able to charge or otherwise change the way the Company does business. In such events, the Company may seek to reduce its writings in or to withdraw entirely from these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether and to what extent new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s business, financial condition, and results of operations.

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds, and other mandatory pooling arrangements may reduce the Company’s profitability.

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

The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company is leased to independent third party tenants. In addition, the Company owns a 4.2 acre parcel of land in Brea, California for future expansion. The Company leases all of its other office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space. The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2010
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
St. Petersburg, FL	Administrative	157,000	74%
Oklahoma, OK	Administrative	100,000	77%

Item 3.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company can estimate potential exposure and that the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial condition. For a discussion of legal matters, see “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table presents the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January, 2009.

2010	High	Low
1st Quarter	$44.19	$37.38
2nd Quarter	$46.66	$41.13
3rd Quarter	$44.40	$37.90
4th Quarter	$45.08	$40.51

2009	High	Low
1st Quarter	$46.09	$22.45
2nd Quarter	$35.74	$28.90
3rd Quarter	$37.82	$31.00
4th Quarter	$40.12	$35.43

The closing price of the Company’s common stock on February 4, 2011 was $42.94.

Holders

As of February 4, 2011, there were approximately 149 holders of record of the Company’s common stock.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2010 and 2009, the Company paid dividends on its common stock of $2.37 and $2.33 per share, respectively. On February 4, 2011, the Board of Directors declared a $0.60 quarterly dividend payable on March 31, 2011 to shareholders of record on March 16, 2011.

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

Insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a

$270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends. As of December 31, 2010, the Insurance Companies are permitted to pay, without extraordinary DOI approval, $31.9 million in dividends to Mercury General, of which $14.0 million is payable from the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12 of Notes to Consolidated Financial Statements.

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2005 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns

Stock Price Plus Reinvested Dividends

	2005	2006	2007	2008	2009	2010
Mercury General	$100.00	$93.90	$92.24	$89.44	$81.99	$94.99
Industry Peer Group	100.00	118.20	127.66	91.14	95.86	114.87
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

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

Recent Sales of Unregistered Securities

None.

Share Repurchases

The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase program on July 30, 2010, and the authorization will expire in June 2011. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. Since the inception of the program, the Company has purchased 1,266,100 shares of common stock at an average price of $31.36. The purchased shares were retired, and no stock has been purchased since 2000.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,566,685	$2,625,133	$2,808,839	$2,993,877	$2,997,023
Net investment income	143,814	144,949	151,280	158,911	151,099
Net realized investment gains (losses)	57,089	346,444	(550,520)	20,808	15,436
Other	8,297	4,967	4,597	5,154	5,185

Total revenues	2,775,885	3,121,493	2,414,196	3,178,750	3,168,743

Losses and loss adjustment expenses	1,825,766	1,782,233	2,060,409	2,036,644	2,021,646
Policy acquisition costs	505,565	543,307	624,854	659,671	648,945
Other operating expenses	255,358	217,683	174,828	158,810	176,563
Interest	6,806	6,729	4,966	8,589	9,180

Total expenses	2,593,495	2,549,952	2,865,057	2,863,714	2,856,334

Income (loss) before income taxes	182,390	571,541	(450,861)	315,036	312,409
Income tax expense (benefit)	30,192	168,469	(208,742)	77,204	97,592

Net income (loss)	$152,198	$403,072	$(242,119)	$237,832	$214,817

Per Share Data:
Basic earnings per share	$2.78	$7.36	$(4.42)	$4.35	$3.93

Diluted earnings per share	$2.78	$7.32	$(4.42)	$4.34	$3.92

Dividends paid	$2.37	$2.33	$2.32	$2.08	$1.92

	December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,155,257	$3,146,857	$2,933,820	$3,588,675	$3,499,738
Total assets	4,203,364	4,232,633	3,950,195	4,414,496	4,301,062
Losses and loss adjustment expenses	1,034,205	1,053,334	1,133,508	1,103,915	1,088,822
Unearned premiums	833,379	844,540	879,651	938,370	950,344
Notes payable	267,210	271,397	158,625	138,562	141,554
Shareholders’ equity	1,794,815	1,770,946	1,494,051	1,861,998	1,724,130
Book value per share	32.75	32.33	27.28	34.02	31.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements in this Annual Report on Form 10-K or in other materials the Company has filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from the historical information contained in this Annual Report on Form 10-K and from those that may be expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K and in other reports or public statements made by the Company.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretation of existing laws and regulations, tax position challenges by the California Franchise Tax Board (“FTB”), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents and brokers to market and distribute its policies; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

From time to time, forward-looking statements are also included in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K, in press releases, in presentations, on its web site, and in other materials released to the public. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents and brokers in thirteen states. The Company also offers homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. Private passenger automobile lines of insurance accounted for 82.7% of the $2.6 billion of the Company’s direct premiums written in 2010. 76.9% of the private passenger automobile premiums were written in California. The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004).

The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification. There are challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems, and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2011.

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

2010 Financial Performance Summary

The Company’s net income for the year ended December 31, 2010 decreased to $152.2 million, or $2.78 per diluted share, from $403.1 million, or $7.32 per diluted share, for the same period in 2009. Approximately $144 million in pre-tax investment income was generated during 2010 on a portfolio of approximately $3.2 billion at fair value at December 31, 2010, compared to $145 million pre-tax investment income during 2009 on a portfolio of approximately $3.1 billion at fair value at December 31, 2009. Included in net income are net realized investment gains of $57.1 million and $346.4 million in 2010 and 2009, respectively. Net realized investment gains include gains of $46.6 million and $395.5 million in 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option.

The Company’s net income for the year ended December 31, 2010 was negatively impacted by catastrophic rainstorms in California and homeowners losses in Florida as a result of sinkhole claims. The Company estimates that losses resulting from the California rainstorms were approximately $25 million. The Florida homeowners line of business incurred an underwriting loss of approximately $19 million in the fourth quarter, which includes a premium deficiency reserve of $6 million. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal in 2012.

During 2010, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent and broker relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower rates yet realize better margins than many competitors.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $92 million and $189 million in 2010 and 2009, respectively. Cash flow from operations has been used to pay shareholder dividends and to help support growth.

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

•

Economic Conditions—While many economists believe that the severe economic recession is over compared to 2008 and 2009, they expect the recovery to be slow with many businesses experiencing the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the continued disruption in the financial markets in the United States, and in California, where the majority of the Company’s business is produced. If economic conditions do not show significant improvement, the adverse impact on the Company’s financial condition, results of operations, and liquidity may continue.

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

•

Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry. In recent years, the trend has shown increasing loss frequency; however, the Company is unable to predict the trend of loss frequency in the future.

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth in excess of 20% during hard markets. Premium growth rates in soft markets have ranged from slightly positive to negative and were negative 2.2% in 2010. Many in the industry have experienced declining profitability since 2007. Since 2009, many of the Company’s largest competitors have increased rates on both private passenger auto insurance and homeowners insurance. Rate increases generally indicate that the market is hardening.

Technology

In 2010, the Company continued to enhance its internet agency portal, Mercury First. Mercury First is a single entry point for agents providing a broad suite of capabilities. One of its most powerful tools is a point of sale (POS) system that allows agents to easily obtain and compare quotes and write new business. Mercury First is also an easy-to-use agency portal that provides a customized work queue for each agency user showing new business leads, underwriting requests and other pertinent customer information in real time. Agents can also assist customers with processing payments, reporting claims or updating their records. The system enables quick access to documents and forms and empowers the agents with several self-service capabilities.

The NextGen system is designed to be a multi-state, multi-line system. NextGen serves as the primary platform for all underwriting, billing, claims, and commission functions supporting the private passenger auto line in seven states (Virginia, New York, Florida, California, Georgia, Illinois, and Texas). During 2010, the Company launched Guidewire, a commercially available software solution, for the Nevada homeowners line of business to replace legacy platforms. The Company plans to implement Guidewire in other states during 2011.

In 2010, as part of the Company’s continuing commitment to service excellence, the Company broadened its Astonishing Customers Everyday program, a streamlined loss application system which enhances the personal auto claims process including automated rental car reservations, repair services, and a new roadside assistance program. The Company also enhanced consumer web quoting capabilities and launched a new web page for tracking vehicle repairs.

Subsequent Events

During January 2011, the Company announced a workforce reduction of approximately 165 employees, primarily located in California. Approximately $4 million of severance related expense will be recognized during the first quarter of 2011. The Company anticipates annualized savings from the workforce reduction of approximately $11 million.

In early 2011, massive snowstorms affected the Midwest to Northeast regions of the United States and brought blizzard conditions to much of the Country. Such events typically increase claims frequency and severity; however, they occasionally decrease frequency as automobile drivers stay off the road due to business closures. The Company is unable to determine what the impact, if any, from these storms will be.

B. Regulatory and Legal Matter

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania, and Nevada requiring prior approval from the respective DOI before a rate may be implemented. Illinois, Texas, Virginia, Arizona, and Michigan only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory. During 2010, the Company implemented rate increases in ten states and decreases in four states.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience, and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

During 2010, the Company received written approval from the California DOI for a private passenger automobile rate filing that was originally made in July 2008. That rate filing was required by a 2006 regulation that effectively reduced the weight that insurers can place on a person’s residence when establishing automobile insurance rates. The agreement reached with the DOI includes a 4.96% rate reduction in MIC and a 4.44% rate reduction in MCC and CAIC. In addition, the rate filing improves the Company’s risk segmentation and introduces new discounts and road side assistance coverage. The rate filing became effective on December 15, 2010, and the Company expects that the new rates will make the Company more competitive in attracting new customers. The change in the actual average premiums collected per policy will differ from the change in the approved rates as a result of product enhancements, which command a higher rate, and any changes made to individual insurance policies relating to coverage amounts, vehicles insured, miles driven, or other rating factors that determine the rates charged for an insurance policy.

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The Company denies the allegations in the 2010 NNC and believes it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While a hearing before the administrative law judge had been set to start on September 14, 2009, the hearing has been vacated. The evidentiary phase of the hearing has been rescheduled to begin May 9, 2011. On February 15, 2011, there will be a procedural hearing addressing evidentiary issues. The outcome of the procedural hearing on February 15 may impact the commencement of the hearing on May 9, 2011 and could have an impact on the outcome to the extent limitations on certain evidence is ordered by the administrative law judge. This matter has been the subject of five continuations since the original Notice of Non-Compliance was issued.

In the 2004 and 2010 NNC matters, the Company believes that no monetary penalties are warranted and intends to defend the issues vigorously. The Company has been subject to fines and penalties by the California DOI in the past due to alleged violations of the California Insurance Code. The largest and most recent of these was settled in 2008 for $300,000. However, prior settlement amounts are not necessarily indicative of the potential results in the current Notice of Non-Compliance matters. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has accrued a liability for the estimated cost to defend itself in the regulatory matters described above.

The Company is not able to determine the impact of any of the regulatory matters described above. It is possible that the impact of some of the changes could adversely affect the Company and its operating results, however, the ultimate outcome is not expected to be material to the Company’s financial position.

The Company supported Proposition 17, a California initiative on the June 2010 ballot which did not pass. It would have provided for a portable persistency discount, allowing insurance companies to offer new customers discounts based on having continuous insurance coverage from any insurance company. Currently, the California DOI allows insurance companies to provide persistency discounts based on continuous coverage only with existing customers. The Company made financial contributions of $12.1 million and $3.5 million in 2010 and 2009, respectively, related to this initiative. The Company continues to offer a competitive product in California.

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

The Company calculates a point estimate rather than a range of loss reserve estimate. There is inherent uncertainty with estimates and this is particularly true with estimates for loss reserves. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.

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

(1) Inflation

For the Company’s California automobile lines of business, total reserves are comprised of the following:

•	BI reserves—approximately 55% of total reserves

•	Material damage (MD) reserves, including collision and comprehensive property damage—approximately 20% of total reserves

•	Loss adjustment expenses reserves—approximately 25% of total reserves.

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

The following table presents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	35% to 40%	15%
BI claims closed one year after the accident year reported	75% to 80%	55%
BI claims closed two years after the accident year reported	93% to 95%	83%
BI claims closed three years after the accident year reported	99%	95%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $2,500 to $3,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $7,500 to $9,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2010, the Company believes that the accident years that are most likely to develop are the 2008 through 2010 accident years; however, it is also possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is more reasonable to expect inflation than deflation. Many potential factors can affect the BI inflation rate, including changes in: claims handling process, statutes and regulations, the number of litigated files, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, and gasoline prices, among other factors; however, the magnitude of such impact on the inflation rate is unknown.

It is a common practice in the insurance industry for companies to provide small settlement offers at the inception of a claim to BI claimants who have minor injuries. These claims are settled quickly, reducing the likelihood that BI claimants require larger settlements later on. It also results in some claimants receiving payments that would not have received any payments if an extended adjudication of the claim had occurred. When a large percentage of the total claims are small dollar value claims resulting from this practice, it has the effect of lowering the total average cost for all claims (severity) but increasing the total number of claims (frequency). Mercury has historically used this approach to handle its BI claims.

Beginning late in 2008 and continuing through the end of 2009, the Company changed its claims handling procedures and discontinued the practice of providing small settlement offers to BI claimants at the inception of the claim. This had the effect of increasing loss severity and decreasing loss frequency for the 2009 accident year. The prior practice was reinstated in 2010, which resulted in decreased loss severity and increased loss frequency in 2010 compared to 2009. As a result, the loss severity comparisons from 2008 through 2010 are skewed, with 2009 showing much higher severities than had been the trend and 2010 showing a negative inflation trend when compared to 2009. Consequently, the Company believes that inflation trend comparison between 2010 and 2008, when the same claims handling process was practiced, is more indicative of the actual severity trend. This comparison indicates an annualized inflation trend of 2.1%.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2010, 2009, and 2008, respectively. For example, at December 31, 2010, the loss severity for the amounts recorded at December 31, 2009 decreased by 2.6%, 0.8% and 0.1% for the 2009, 2008, and 2007 accident years, respectively. Comparatively, at December 31, 2009, the loss severity decreased for the amount recorded at December 31, 2008 by 8.5%, 3.1%, and 0.1% for the 2008, 2007, and 2006 accident years, respectively. The following table presents the effects on the 2010, 2009, and 2008 accident year California BI loss reserves based on possible variations in the severity recorded, however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected(a)	Actual Recorded Severity at 12/31/10	Implied Inflation Rate Recorded(b)	(A) Pro-forma severity if actual severity is lower by 10% for 2010, 5% for 2009, and 3% for 2008	(B) Pro-forma severity if actual severity is higher by 10% for 2010, 5% for 2009, and 3% for 2008	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2010	28,877	$8,249	-5.3%	$7,424	$9,074	$23,824,000	$(23,824,000)
2009	26,592	$8,708	10.1%	$8,273	$9,143	$11,568,000	$(11,568,000)
2008	30,337	$7,909	3.1%	$7,672	$8,146	$7,190,000	$(7,190,000)
2007	N/A	$7,674
Total Loss Development—Favorable (Unfavorable)						$42,582,000	$(42,582,000)

(a)

The increase and decrease in the total number of claims expected in 2010 and 2009, respectively, is reflective of the change in claims handling process noted above. It may also be impacted by declining numbers of insured exposures, partially offset by catastrophe losses from heavy rainstorms in California in December 2010. The number of claims expected excludes those claims that were closed without any payment.

(b)

The change in the implied inflation rate in 2010 and 2009 is skewed by the change in claims handling process noted above. The Company believes the comparison between 2010 and 2008 is more indicative of the actual severity trend. This results in an annualized implied inflation rate of 2.1%.

(2) Claim Count Development

The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. For California automobile BI claims, the Company has experienced that approximately 2% to 7% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be. The following table presents the number of BI claims reported at the end of the accident period and one year later:

California Bodily Injury Claim Count Development Table

Accident year	Number of claims reported at December 31 of each accident year	Number of claims reported at December 31 one year later	Percentage increase in number of claims reported
2007	33,378	35,638	6.8%
2008	29,647	30,229	2.0%
2009	25,684	26,555	3.4%

The low percentage increases in the more recent periods is likely indicative of the Company’s efforts to route the majority of first notice of loss calls through the 24/7 call center, thereby speeding up the reporting process for our customers. There are many other potential factors that can affect the number of claims reported after a period end. These factors include changes in weather patterns, a change in the number of litigated files, and whether the last day of the year falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2010, there were 28,182 BI claims reported for the 2010 accident year and the Company estimates that these are expected to ultimately grow by 2.5%. The Company believes that while actual development in recent years has ranged between approximately 2% and 7%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range. The following table presents the effect on loss development based on different claim count within the broader possible range at December 31, 2010:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2010 Accident Year	Claims Reported	Amount Recorded at 12/31/10 at 2.5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim Count	28,182	28,877	28,182	31,000
Approximate average cost per claim	Not meaningful	$8,249	$8,249	$8,249
Total dollars	Not meaningful	$238,200,000	$232,500,000	$255,700,000
Total Loss Development—Favorable (Unfavorable)			$5,700,000	$(17,500,000)

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

Unexpected large losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this specific risk, the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective, and the Company may have material unexpected large losses in future periods. It is also possible that the Company has not identified and established a sufficient reserve for all unexpected large losses occurring in the older accident years, even though a comprehensive claims file review was undertaken, or that the Company will experience additional development on these reserves.

Discussion of losses and loss reserves and prior period loss development at December 31, 2010

At December 31, 2010 and 2009, the Company recorded its point estimate of approximately $1,034 million and $1,053 million, respectively, in losses and loss adjustment expenses liabilities which include approximately $308 million and $340 million, respectively, of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2010 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

During 2010 and 2009, the Company experienced meaningful increases in homeowners losses related to sinkhole claims in Florida. These claims have historically been very infrequent, but the cost per claim is high, averaging approximately $150,000 to $170,000 plus the cost to adjust the claim. The Company estimates that the total sinkhole related loss and loss adjustment expenses were approximately $20 million, $9 million, and $4 million for accident years 2010, 2009, and 2008, respectively. During this time period, the Company’s Florida homeowners policies in-force decreased by approximately 10% per year. In addition, the Company recorded a related premium deficiency reserve of approximately $6 million as of December 31, 2010. The reserve provides for a loss in 2010 of the estimated portion of losses to be incurred in 2011 that are in excess of the related unearned premium balance as of December 31, 2010.

In December 2010, the Florida Senate issued a 47-page report entitled “Issues Relating to Sinkhole Insurance.” The report states that the “Florida Insurance Commissioner has identified sinkhole claims as a major cost driver and has expressed concern that such claims could threaten the solvency of domestic insurers and have a destabilizing effect on an already fragile market.” While the Company, with approximately 8,000 homeowners policies in-force in Florida, does not believe that the sinkhole issue creates solvency concerns, it does impair profitability. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal in 2012.

In December 2010, the Insurance Services Office officially designated California winter storms occurring between December 17, 2010 and December 22, 2010 as a catastrophe. These storms established precipitation records across the state with some mountain areas receiving over 200 inches of snow and many lower elevation locations receiving in excess of 15 inches of rain. The Company experienced a large increase in homeowners and automobile claims as a result of these storms. The Company estimates that total losses from these storms are approximately $25 million.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2010, the Company reported favorable development of approximately $13 million on the 2009 and prior accident years’ losses and loss adjustment expenses reserves which at December 31, 2009 totaled approximately $1.1 billion. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California BI losses which have experienced both lower average severities and fewer late reported claims (claim count development) than were originally estimated at December 31, 2009. The Company also experienced favorable development on New Jersey personal auto reserves, primarily resulting from more aggressive handling of litigated claims which include a high percentage of favorable results in cases brought to trial. In addition, the Company experienced unfavorable development of approximately $8 million on Florida reserves, which included approximately $3 million of unfavorable development on homeowners policies, primarily related to sinkhole claims.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business except Florida homeowners. At December 31, 2010, the Company established a premium deficiency reserve for its Florida homeowners operations of $6 million.

Investments

All of the Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-sinking fund preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. All investments are carried on the balance sheets at fair value, as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by state and municipal governments and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Over 98% of the fair value of the financial instruments held at December 31, 2010 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters for a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

Certain financial instruments that the Company holds or acquires may lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced at times during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise is not actively quoted. For a further discussion, see Note 3 of Notes to Consolidated Financial Statements.

Income Taxes

At December 31, 2010, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, tax credit carryforward, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets against taxes paid in prior years. Finally, the Company has various deferred tax liabilities which represent sources of future ordinary taxable income.

Management’s recoverability assessment with regards to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to the majority of these debt securities are not subject to default risk. Thus, the principal amounts are believed to be fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the

Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2010, the fair value of the Company’s reporting units exceeds their carrying value.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations in the period of such determination; however, it is not expected to be material to the Company’s financial condition. See also “Regulatory and Legal Matters” and Note 17 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Net premiums earned and net premiums written in 2010 decreased 2.2% and 1.3%, respectively, from 2009. Net premiums written by the Company’s California operations were approximately $2 billion in 2010, a 3.0% decrease from 2009. Net premiums written by the Company’s non-California operations were approximately $605 million in 2010, a 4.6% increase from 2009. The decrease in net premiums written in California is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy. Growth outside of California has come as a result of improved product offerings and higher average premiums per policy.

Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as revenue in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. The following is a reconciliation of total net premiums written to net premiums earned:

	2010	2009
	(Amounts in thousands)
Net premiums written	$2,555,481	$2,589,972
Change in unearned premium	11,204	35,161

Net premiums earned	$2,566,685	$2,625,133

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	2010	2009
Loss ratio	71.1%	67.9%
Expense ratio	29.6%	29.0%

Combined ratio	100.7%	96.9%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by favorable development of approximately $13 million and $58 million on prior accident years’ losses and loss adjustment expenses reserves for the year ended December 31, 2010 and 2009, respectively. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California BI losses which have experienced both lower average severities and fewer late reported claims (claim count development) than were originally estimated at December 31, 2009. Excluding the effect of prior accident years’ loss development, the loss ratios were 71.6% and 70.0% in 2010 and 2009, respectively. The increase is primarily due to catastrophe losses in California from heavy rainstorms in December 2010, and to sinkhole claims in Florida.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The Company’s expense ratio increased primarily due to the decreased net premiums earned, the Company’s financial contributions of $12.1 million related to Proposition 17, and a premium deficiency reserve of $6.0 million recorded in the Florida homeowners line of business.

Combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expenses were $30.2 million and $168.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in income tax expense resulted primarily from decreased net premium earned, decreased gains on the fair value of the investment portfolio, and increased losses and loss adjustment expenses.

Investments

The following table presents the investment results of the Company:

	2010	2009
	(Amounts in thousands)
Average invested assets at cost (1)	$3,121,366	$3,196,944
Net investment income:
Before income taxes	$143,814	$144,949
After income taxes	$128,888	$130,070
Average annual yield on investments:
Before income taxes	4.6%	4.5%
After income taxes	4.1%	4.1%
Net realized investment gains	$57,089	$346,444

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $57.1 million and $346.4 million in 2010 and 2009, respectively. Net realized investment gains include gains of $46.6 million and $395.5 million in 2010 and 2009, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains during 2010 arise from $1.0 million and $45.7 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets.

Net Income

Net income was $152.2 million or $2.78 per diluted share and $403.1 million or $7.32 per diluted share in 2010 and 2009, respectively. Diluted per share results were based on a weighted average of 54.8 million shares and 55.1 million shares in 2010 and 2009, respectively. Basic per share results were $2.78 and $7.36 in 2010 and 2009, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.68 and $4.11 per basic share, and $0.68 and $4.09 per diluted share in 2010 and 2009, respectively.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Net premiums earned and net premiums written in 2009 decreased 6.5% and 5.8%, respectively, from 2008. Net premiums written by the Company’s California operations were approximately $2 billion in 2009, a 6.9% decrease from 2008. Net premiums written by the Company’s non-California operations were approximately $578 million in 2009, a 1.9% decrease from 2008. The decrease in net premiums written is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy reflecting the continuing soft market conditions.

The following is a reconciliation of total net premiums written to net premiums earned:

	2009	2008
	(Amounts in thousands)
Net premiums written	$2,589,972	$2,750,226
Change in unearned premium	35,161	58,613

Net premiums earned	$2,625,133	$2,808,839

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	2009	2008
Loss ratio	67.9%	73.3%
Expense ratio	29.0%	28.5%

Combined ratio	96.9%	101.8%

The Company’s loss ratio decreased primarily due to favorable development of approximately $58 million in 2009 compared to unfavorable development of approximately $89 million in 2008 coupled with lower loss frequency in 2009. Partially offsetting this are higher loss severities recorded in 2009, as well as lower average premiums earned per policy.

The Company’s expense ratio was affected by the impact of the amortization of AIS deferred commissions paid prior to the acquisition and severance payments related to a reduction in workforce during 2009, offset by other cost reduction programs. Prior to the acquisition of AIS, the Company deferred the recognition of commissions paid to AIS to match the earnings of the related premiums. Now that AIS is a wholly-owned subsidiary, commissions are no longer paid or deferred, and direct expenses are reflected in the expense ratio. Further, to improve profitability, the Company implemented several cost reduction programs including a salary freeze, a suspension of the employee 401(k) matching program, and a workforce reduction primarily located in California.

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

Investments

The following table presents the investment results of the Company:

	2009	2008
	(Amounts in thousands)
Average invested assets at cost (1)	$3,196,944	$3,452,803
Net investment income:
Before income taxes	$144,949	$151,280
After income taxes	$130,070	$133,721
Average annual yield on investments:
Before income taxes	4.5%	4.4%
After income taxes	4.1%	3.9%
Net realized investment gains (losses)	$346,444	$(550,520)

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

The slight increase in after-tax yield is due to an increase in tax exempt allocations relative to taxable issues.

Included in net income (loss) are net realized investment gains of $346.4 million in 2009 compared with net realized investment losses of $550.5 million in 2008. Net realized investment gains include gains of $395.5 million in 2009 due to changes in the fair value of total investments pursuant to application of the fair value accounting option compared with losses of $525.7 million in 2008. The net gains during 2009 arise from the market value improvements on the Company’s fixed maturity ($261.9 million) and equity securities ($133.6 million). The primary cause of the significant gains in the Company’s portfolio was the overall improvement in the bond and equity markets. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement during 2009. The Company’s large holdings of energy related stocks also experienced growth in value during 2009, in excess of the 23.5% growth in the S&P 500 Index.

Net Income (Loss)

Net income (loss) was $403.1 million or $7.32 per diluted share and $(242.1) million or $(4.42) per diluted share in 2009 and 2008, respectively. Diluted per share results were based on a weighted average of 55.1 million shares and 54.9 million shares in 2009 and 2008, respectively. Basic per share results were $7.36 and $(4.42) in 2009 and 2008, respectively. Included in net income (loss) per share were net realized investment gains (losses), net of income taxes, of $4.11 and $(6.54) per basic share, and $4.09 and $(6.54) per diluted share in 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. General

The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $31.9 million in 2011 to Mercury General. Actual ordinary dividends paid from the Insurance Companies to Mercury General during 2010 were $130 million. On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends. As of December 31, 2010, Mercury General also had approximately $63 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $324.8 million at December 31, 2010, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2010 was $91.8 million, a decrease of $97.3 million over 2009. The decrease was primarily due to the increased payment of accrued expenses, decreased premiums collected, and the contributions related to Proposition 17 in 2010 compared with 2009. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology. Funds derived from the sale, redemption or maturity of fixed maturity investments of $490.0 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities held by the Company at December 31, 2010 by contractual maturity in the next five years.

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$24,989
Due after one year through two years	44,720
Due after two years through three years	108,045
Due after three years through four years	138,714
Due after four years through five years	79,062

$395,530

See “D. Debt” for cash flow related to outstanding debts.

C. Invested Assets

Portfolio Composition

An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company continues to believe that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

The following table presents the composition of the total investment portfolio of the Company at December 31, 2010:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,691	$8,805
States, municipalities and political subdivisions	2,424,674	2,435,213
Mortgage-backed securities	53,185	57,367
Corporate securities	91,859	95,203
Collateralized debt obligations	39,247	55,692

	2,617,656	2,652,280

	Cost (1)	Fair Value
	(Amounts in thousands)
Equity securities:
Common stock:
Public utilities	22,575	27,214
Banks, trusts and insurance companies	19,052	20,520
Industrial and other	285,217	302,104
Non-redeemable preferred stock	9,913	9,768

	336,757	359,606

Short-term investments	143,378	143,371

Total investments	$3,097,791	$3,155,257

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2010, 77.0% of the Company’s total investment portfolio at fair value and 91.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At December 31, 2010, 88.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in subprime lenders.

During 2010, the Company recognized approximately $57.1 million in net realized investment gains, which include approximately $5.9 million and $46.5 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $1.0 million and $45.7 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of applying the fair value option.

During 2009, the Company recognized approximately $346.4 million in net realized investment gains, which include approximately $255.2 million and $83.5 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $261.9 million and $133.6 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of applying the fair value option. Partially offsetting these gains were approximately $6.7 million and $50.1 million in losses from the sale of fixed maturity securities and equity securities, respectively.

Fixed Maturity Securities

Fixed maturity securities include debt securities and redeemable preferred stocks, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 11.8 years and 12.8 years (11.3 years and 12.2 years including all short-term instruments) at December 31, 2010 and 2009, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 6.3 years and 7.2 years (6.0 years and 6.8 years including all short-term instruments) at December 31, 2010 and 2009, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 4.7 years and 5.4 years, (4.5 years and 5.1 years including all short-term instruments), including collateralized mortgage obligations with a modified duration of 2.2 years and 1.8 years at December 31, 2010 and 2009, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with December 31, 2009. To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At December 31, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $139.4 million and $34.9 million, respectively, at fair value, and represented approximately 5.3% and 1.3%, respectively, of total fixed maturity securities. At December 31, 2009, fixed maturity holdings rated below investment grade and non-rated bonds totaled $92.0 million and $109.9 million, respectively at fair value, and represented approximately 3.4% and 4.1%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2010 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable as compared to the prior year, with 71.7% of fixed maturity securities at fair value experiencing no change in their overall rating. 11.2% of fixed maturity securities at fair value experienced downgrades during the period, offset by 17.1% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades were slight and still within the investment grade portfolio, although $8.4 million, at fair value, was downgraded to below investment grade.

	December 31, 2010
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$6,729	$—	$—	$—	$—	$6,729
Government agency	2,076	—	—	—	—	2,076

Total	8,805	—	—	—	—	8,805

	100.0%					100.0%
Municipal securities:
Insured (1)	8,288	635,815	618,805	143,126	45,348	1,451,382
Uninsured	229,328	312,182	265,841	140,638	35,842	983,831

Total	237,616	947,997	884,646	283,764	81,190	2,435,213

	9.8%	38.9%	36.3%	11.7%	3.3%	100.0%
Mortgage-backed securities:
Agencies	32,830	—	—	—	—	32,830
Non-agencies:
Prime	5,235	2,185	431	119	5,115	13,085
Alt-A	1,948	2,660	4,179	1,003	1,662	11,452

Total	40,013	4,845	4,610	1,122	6,777	57,367

	69.7%	8.5%	8.0%	2.0%	11.8%	100.0%

	December 31, 2010
	AAA	AA(2)	A(2)	BBB(2)	Non-Rated/Other	Total
	(Amounts in thousands)
Corporate securities:
Communications	—	—	—	6,770	—	6,770
Consumer—cyclical	—	—	—	—	125	125
Energy	—	—	—	4,897	7,745	12,642
Basic materials	—	—	—	4,130	—	4,130
Financial	5,438	18,485	13,993	7,526	21,646	67,088
Utilities	—	—	—	3,341	1,107	4,448

Total	5,438	18,485	13,993	26,664	30,623	95,203

	5.7%	19.4%	14.7%	28.0%	32.2%	100.0%
Collateralized debt obligations:
Corporate	—	—	—	—	55,692	55,692

Total	—	—	—	—	55,692	55,692

					100.0%	100.0%

Total	$291,872	$971,327	$903,249	$311,550	$174,282	$2,652,280

	11.0%	36.6%	34.1%	11.7%	6.6%	100.0%

(1)	Insured municipal bonds based on underlying ratings: AAA: $17,818, AA: $526,536, A: $655,150, BBB: $101,056, Non-rated/Other: $150,822
(2)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities

The Company had $2.4 billion at fair value and at amortized cost in municipal bonds at December 31, 2010, with a net unrealized gain of $10.5 million. Over half of the municipal bond positions are insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2010.

The following table presents the Company’s insured municipal bond portfolio by bond insurer at December 31, 2010 and 2009:

	December 31,
	2010		2009
Municipal bond insurer	Rating(1)	Fair Value	Rating(1)	Fair Value
	(Amounts in thousands)
NATL-RE (MBIA)	BBB	$784,243	BBB	$736,741
AMBAC	CCC	260,138	CC	223,262
FSA	AA	197,107	AA	199,386
XLCA	CC	49,169	CC	46,060
ASSURED GTY	AA	39,824	AA	42,966
RADIAN	BB	6,522	BB	14,074
CIFG	NR	16,958	CC	17,262
ACA	NR	14,706	NR	14,469
FGIC	NR	8,922	NR	3,885
Other	NR	73,793	NR	92,553

		$1,451,382		$1,390,658

(1)	Management’s estimate of average of ratings issued by Standard & Poor’s, Moody’s, and Fitch.

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

At December 31, 2010 and 2009, municipal securities included auction rate securities (“ARS”). The Company owned $1.6 million and $3.3 million at fair value of ARS at December 31, 2010 and 2009, respectively. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $11.5 million and $14.0 million ($10.7 million and $13.2 million at amortized cost) of Alt-A mortgages at December 31, 2010 and 2009, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At December 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities is A- and the weighted-average rating of the entire mortgage backed securities portfolio is AA as of December 31, 2010.

(3) Corporate Securities

Included in the fixed maturity securities are $95.2 million and $91.6 million of fixed rate corporate securities, which have durations of 4.1 and 4.7 years, at December 31, 2010 and 2009, respectively. The weighted-average rating is BBB+ for 2010 and A- for 2009.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $55.7 million and $47.5 million, which represent approximately 1.8% and 1.5% of the total investment portfolio and have durations of 2.0 years and 2.9 years, at December 31, 2010 and 2009, respectively.

Equity Securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net gains due to changes in fair value of the Company’s equity portfolio were $45.7 million. The primary cause of the gains in the Company’s equity securities was the overall improvement in the equity markets. The Company’s large holdings of energy related stocks also experienced growth in value during 2010, in excess of the 12.8% growth in the S&P 500 Index.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2010, 11.4% of the total investment portfolio at fair value was held in equity securities, compared to 9.1% at December 31, 2009. The following table presents the equity security portfolio by sector for 2010 and 2009:

	December 31,
	2010		2009
	Cost	Fair Value	Cost	Fair Value
	(Amounts in thousands)
Equity securities:
Basic materials	$11,755	$12,781	$13,598	$11,943
Communications	8,495	8,473	7,395	7,015
Consumer—cyclical	19,287	20,183	9,959	9,481
Consumer—non-cyclical	5,629	5,657	6,560	6,239
Energy	199,822	215,796	182,664	169,139
Financial	25,339	26,419	25,730	24,302
Funds	4,160	3,572	4,837	3,872
Industrial	35,040	34,915	33,213	23,858
Technology	4,611	4,555	1,488	1,461
Utilities	22,619	27,255	23,497	28,821

	$336,757	$359,606	$308,941	$286,131

Short-Term Investments

At December 31, 2010, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

D. Debt

The Company has $125 million of senior notes, which are unsecured, senior obligations with a 7.25% annual coupon payable on August 15 and February 15 each year. These notes mature on August 15, 2011. On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use a portion of the proceeds from the dividend to repay the senior notes.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of December 31, 2010, the Company was in compliance with these covenants.

The $120 million credit facility matures on January 1, 2012. The Company expects to either extend the credit facility, refinance the outstanding amount, or retire the debt using cash on hand and funds generated by operations or by selling securities in the investment portfolio.

These debts are described more fully at Notes 6 and 7 of Notes to Consolidated Financial Statements.

E. Capital Expenditures

The NextGen software project began in 2002 and the total capital investment is approximately $40 million as of December 31, 2010. The Mercury First software project began in 2006 and the total capital investment is approximately $40 million as of December 31, 2010. In accordance with applicable accounting standards, capitalization ceases no later than the point at which computer software project development is substantially complete and ready for its intended use. NextGen is substantially complete and all remaining expenditures will be recorded as other operating expenses. Although the majority of the related software development costs have been expended, additional Mercury First development and implementation costs are expected to be incurred in the future. The Guidewire software project began in 2009, and the total capital investment is approximately $8 million as of December 31, 2010.

F. Regulatory Capital Requirement

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or RBC requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2010, the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.3 billion at December 31, 2010, and net premiums written of $2.6 billion, the ratio of premiums written to surplus was 1.9 to 1.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2010 are summarized as follows:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(Amounts in thousands)
Debt (including interest)(1)	$274,108	$135,217	$120,765	$18,126	$—	$—	$—
Lease obligations(2)	41,837	14,902	12,692	7,219	3,303	1,581	2,140
Losses and loss adjustment expenses(3)	1,034,205	620,081	247,373	104,884	37,838	24,029	—

Total Contractual Obligations	$1,350,150	$770,200	$380,830	$130,229	$41,141	$25,610	$2,140

(1)

The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2010 because the debt amounts above include interest.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2019.
(3)

Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2010. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $3 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2010, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with December 31, 2009. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 91.8% of its fixed maturity portfolio at December 31, 2010, at fair value, are broadly diversified geographically. 99.8% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2010:

States	Amounts	Average Rating
(Amounts in thousands)
Texas	$360,273	AA-
California	265,871	A+
Florida	200,182	A+
Illinois	146,397	A+
Washington	141,155	AA-
Other states	1,321,335	A+

Total	$2,435,213

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 8.4% of the Company’s fixed maturity portfolio. 18.7% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at December 31, 2010. 40.9% of the Company’s taxable fixed maturity securities, representing 3.4% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At December 31, 2010, the Company’s primary objective for common equity investments is current income. The fair value of the equity investments consists of $349.8 million in common stocks and $9.8 million in non-redeemable preferred stocks. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

The common equity portfolio represents 11.1% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.17 at December 31, 2010. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $102.3 million or $204.7 million, respectively.

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

The value of the fixed maturity portfolio, which represents 84.1% of total investment at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The narrowing in municipal bond credit spreads in 2010 caused the overall market interest rate to decrease, which resulted in a reduction in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 4.7 years at December 31, 2010 compared to 5.1 years and 7.2 years at December 31, 2009 and 2008, respectively. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at December 31, 2010 would decrease by $125.5 million or $251.0 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 14, 2011

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2010	2009
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,617,656; $2,673,079)	$2,652,280	$2,704,561
Equity securities trading (cost $336,757; $308,941)	359,606	286,131
Short-term investments (cost $143,378; $156,126)	143,371	156,165

Total investments	3,155,257	3,146,857
Cash	181,388	185,505
Receivables:
Premiums	280,980	276,788
Accrued investment income	36,885	37,405
Other	10,076	13,689

Total receivables	327,941	327,882
Deferred policy acquisition costs	170,579	175,866
Fixed assets, net	196,505	201,862
Current income taxes	25,719	27,268
Deferred income taxes	26,499	36,139
Goodwill	42,850	42,850
Other intangible assets, net	60,124	66,823
Other assets	16,502	21,581

Total assets	$4,203,364	$4,232,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,034,205	$1,053,334
Unearned premiums	833,379	844,540
Notes payable	267,210	271,397
Accounts payable and accrued expenses	106,662	114,469
Other liabilities	167,093	177,947

Total liabilities	2,408,549	2,461,687

Commitments and contingencies
Shareholders’ equity:
Common stock without par or stated value:
Authorized 70,000 shares; issued and outstanding 54,803; 54,777	74,188	72,589
Additional paid in capital	78	0
Accumulated other comprehensive loss	(740)	(597)
Retained earnings	1,721,289	1,698,954

Total shareholders’ equity	1,794,815	1,770,946

Total liabilities and shareholders’ equity	$4,203,364	$4,232,633

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net premiums earned	$2,566,685	$2,625,133	$2,808,839
Net investment income	143,814	144,949	151,280
Net realized investment gains (losses)	57,089	346,444	(550,520)
Other	8,297	4,967	4,597

Total revenues	2,775,885	3,121,493	2,414,196

Expenses:
Losses and loss adjustment expenses	1,825,766	1,782,233	2,060,409
Policy acquisition costs	505,565	543,307	624,854
Other operating expenses	255,358	217,683	174,828
Interest	6,806	6,729	4,966

Total expenses	2,593,495	2,549,952	2,865,057

Income (loss) before income taxes	182,390	571,541	(450,861)
Income tax expense (benefit)	30,192	168,469	(208,742)

Net income (loss)	$152,198	$403,072	$(242,119)

Net income (loss) per share:
Basic	$2.78	$7.36	$(4.42)
Diluted	$2.78	$7.32	$(4.42)

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$152,198	$403,072	$(242,119)
Other comprehensive loss, before tax:
Losses on hedging instrument	(220)	(918)	(1,348)

Other comprehensive loss, before tax	(220)	(918)	(1,348)
Income tax benefit related to losses on hedging instrument	(77)	(321)	(472)

Comprehensive income (loss), net of tax	$152,055	$402,475	$(242,995)

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Common stock, beginning of year	$72,589	$71,428	$69,369
Proceeds of stock options exercised	816	393	1,286
Share-based compensation expense	651	763	652
Tax benefit on sales of incentive stock options	132	5	121

Common stock, end of year	74,188	72,589	71,428

Additional paid in capital, beginning of year	0	0	0
Share-based compensation expense	161	0	0
Exercise of stock options	(83)	0	0

Additional paid in capital, end of year	78	0	0

Accumulated other comprehensive (loss) income, beginning of year	(597)	(876)	80,557
Change in other comprehensive (loss) income, net of tax	(143)	279	(81,433)

Accumulated other comprehensive loss, end of year	(740)	(597)	(876)

Retained earnings, beginning of year	1,698,954	1,423,499	1,712,072
Cumulative effect of accounting change, net of tax	0	0	80,557
Net income (loss)	152,198	403,072	(242,119)
Dividends paid to shareholders	(129,863)	(127,617)	(127,011)

Retained earnings, end of year	1,721,289	1,698,954	1,423,499

Total shareholders’ equity	$1,794,815	$1,770,946	$1,494,051

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$152,198	$403,072	$(242,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,735	35,692	27,037
Net realized investment (gains) losses	(57,089)	(346,444)	550,520
Bond amortization, net	1,062	6,655	12,263
Excess tax benefit from exercise of stock options	(132)	(5)	(121)
(Increase) decrease in premiums receivable	(4,192)	17,138	28,314
Decrease (increase) in current and deferred income taxes	11,399	150,850	(247,812)
Decrease in deferred policy acquisition costs	5,287	24,139	9,800
(Decrease) increase in unpaid losses and loss adjustment expenses	(19,129)	(80,174)	29,593
Decrease in unearned premiums	(11,161)	(35,111)	(58,719)
(Decrease) increase in accounts payable and accrued expenses	(9,054)	15,757	(30,816)
Decrease in trading securities in nature, net of realized gains and losses	0	3,209	3,463
Share-based compensation	812	763	652
Decrease in other payables	(23,186)	(2,742)	(11,969)
Other, net	4,231	(3,774)	(5,485)

Net cash provided by operating activities	91,781	189,025	64,601

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available for sale in nature:
Purchases	(432,869)	(430,692)	(673,231)
Sales	204,543	238,308	550,687
Calls or maturities	285,454	218,037	235,846
Equity securities available for sale in nature:
Purchases	(272,519)	(295,513)	(386,585)
Sales	240,764	337,018	282,650
Calls	4,826	0	0
Net increase (decrease) in payable for securities	10,763	1,192	(1,050)
Net decrease in short-term investments	12,815	48,718	68,002
Purchase of fixed assets	(28,886)	(36,336)	(48,513)
Sale and write-off of fixed assets	1,341	369	1,514
Business acquisition, net of cash acquired	0	(115,488)	0
Other, net	6,868	2,690	5,334

Net cash provided by (used in) investing activities	33,100	(31,697)	34,654

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(129,863)	(127,617)	(127,011)
Excess tax benefit from exercise of stock options	132	5	121
Repayment of debt	0	0	(4,500)
Proceeds from stock options exercised	733	393	1,286
Proceeds from bank loan	0	120,000	18,000

Net cash used in financing activities	(128,998)	(7,219)	(112,104)

Net (decrease) increase in cash	(4,117)	150,109	(12,849)
Cash:
Beginning of year	185,505	35,396	48,245

End of year	$181,388	$185,505	$35,396

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$6,607	$7,244	$5,787
Income taxes paid	$18,792	$17,615	$39,087
Net realized gains (losses) from sale of investments	$11,207	$(52,748)	$(18,698)

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

General

Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”) are engaged primarily in writing automobile insurance through 13 Insurance Companies in a number of states, principally California. The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. The private passenger automobile lines of insurance exceeded 82% of the Company’s direct premiums written in 2010, 2009, and 2008, with approximately 77%, 79%, and 80% of the private passenger automobile premiums written in California during 2010, 2009, and 2008, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Mercury General Corporation and its wholly owned subsidiaries. The subsidiaries are as follows:

Insurance Companies

Mercury Casualty Company	Mercury National Insurance Company
Mercury Insurance Company	American Mercury Insurance Company
California Automobile Insurance Company	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	Mercury Group, Inc.
American Mercury MGA, Inc.	AIS Management LLC
Concord Insurance Services, Inc.	Auto Insurance Specialists LLC
Mercury Insurance Services LLC	PoliSeek AIS Insurance Solutions, Inc.

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

The consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

Certain items presented in the receivables section of the consolidated balance sheets as of December 31, 2009 have been combined within the receivables section in the consolidated balance sheets as of December 31, 2010.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates.

Investments

The Company applies the fair value option to all fixed maturities and equity securities and short-term investments as of the time the eligible item is first recognized. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations. Interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. See Note 2 for additional information regarding the fair value option.

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

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $2.8 million and $1.0 million were included in other liabilities at December 31, 2010 and 2009, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including $55.7 million of fixed maturities which are valued based on broker quotes for underlying debt instruments and an estimated benchmark spread for similar assets in active markets. Management determined fair value estimates for ARS amounting to $1.6 million using discounted cash flow models. The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates, for similar termed notes that are observable in the market. The fair value of the Company’s publicly traded $125 million unsecured notes is based on the unadjusted quoted price for similar notes in active markets. Further, see Note 3 for methods and assumptions used in estimating fair values of interest rate swap agreements, and equity contracts. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(Amounts in thousands)
Assets
Investments	$3,155,257	$3,146,857
Interest rate swap agreements	$4,240	$8,472
Liabilities
Interest rate swap agreements	$3,042	$2,364
Equity contracts	$2,776	$1,043
Secured notes	$138,332	$138,103
Unsecured notes	$128,280	$130,666

Deferred Policy Acquisition Costs

Deferred policy acquisition costs primarily consist of commissions paid to outside agents or brokers, premium taxes, salaries, and certain other underwriting costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in relation to the amount of premiums earned. Deferred acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of $30 million, $27 million, and $26 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 30 to 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 5 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the life of the associated lease.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. During the years ended December 31, 2010, 2009, and 2008, the Company recorded no impairment charges.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. Identifiable intangible assets consist of the value of customer relationships, trade names, software and technology, and favorable leases, which are all subject to amortization.

The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. There are numerous assumptions and estimates underlying the determination of the estimated fair value of the Company’s reporting units, including certain assumptions and estimates related to future earnings, long-term strategies, and its annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of December 31, 2010 and 2009, goodwill impairment evaluation indicated that there was no impairment.

Premium Revenue Recognition

Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed on a monthly pro rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written were $2.56 billion, $2.59 billion, $2.75 billion in 2010, 2009, and 2008, respectively.

No independent agent or broker accounted for more than 2% of the Company’s direct premiums written during 2010 and 2009. However, AIS produced approximately 15% of the Company’s direct premiums written during 2008 prior to the AIS acquisition.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the development of prior years’ loss liabilities. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are IBNR. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are settled. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, or labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail property damage claims tend to be more reasonably predictable than long-tail liability claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, average severity, and paid loss development methods described below. The Company uses the paid loss development method to analyze loss adjustment expenses reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on one method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2010 and 2009, potential dilutive common stocks consist of outstanding stock options. Note 16 contains the required disclosures relating to the calculation of basic and diluted earnings per share.

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

The annual direct premiums written attributable to private passenger automobile, commercial automobile, homeowners, and other lines of insurance were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Private Passenger Automobile	$2,115,763	$2,158,038	$2,304,237
Homeowners	261,560	240,885	234,033
Commercial Automobile	84,503	93,955	107,143
Other lines	96,999	100,690	106,481

Total	$2,558,825	$2,593,568	$2,751,894

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2010, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

Under its 2005 Incentive Award Plan (the “ 2005 Plan”), the Compensation Committee of the Company’s Board of Directors granted to Gabriel Tirador, the Company’s Chief Executive Officer, 10,000 shares of restricted stock on March 23, 2010. On October 1, 2010, the Compensation Committee granted 45,000 restricted stock units to the Company’s senior management and key employees under the 2005 Plan. The restricted stock and restricted stock units will vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2012 achieves the threshold performance levels established by the Compensation Committee.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. See Note 15 for additional disclosures.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard which modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The new standard allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The new standard will be effective for impairment tests performed during fiscal years and interim periods within those years that begin after December 15, 2010. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that meet the definition defined in the new standard are recognized as assets and referred to as deferred acquisition costs. Deferred acquisition costs are amortized over time using amortization methods dependent upon the nature of the underlying insurance product. Other costs that do not vary with and are not primarily related to the acquisition of new and renewal insurance contracts are charged to expense as incurred. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company is in the process of evaluating the impact of adoption on the Company’s consolidated financial statements.

In February 2010, the FASB issued a new accounting standard related to subsequent events, which amends the earlier FASB standard to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new standard requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the new standard which became effective for the interim reporting period ended March 31, 2010. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Investments

The Company applies the fair value option to all fixed maturity securities and equity securities and short-term investments as of the time the eligible item is first recognized. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations. Interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations.

The following table presents gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Fixed maturity securities	$967	$261,866	$(274,103)
Equity securities	45,659	133,580	(251,644)
Short-term investments	(46)	36	3

Total	$46,580	$395,482	$(525,744)

A summary of net realized investment gains (losses) is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Net realized gains (losses) from investments and other liabilities:
Fixed maturities	$5,909	$255,195	$(280,522)
Equity securities	46,547	83,452	(281,316)
Short-term investments	18	76	(4,177)
Other liabilities(1)	4,615	7,721	15,495

Total	$57,089	$346,444	$(550,520)

(1)	Other liabilities include call option and short sale transactions

Net realized gains (losses) from investments included gains of $52.5 million and $338.7 million, and losses of $566.0 million related to trading securities which were still held at December 31, 2010, 2009, and 2008, respectively.

Gross gains and losses realized on the sales of investments (excluding calls) are shown below:

	Year Ended December 31,
	2010			2009			2008
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturities	$8,754	$(3,812)	$4,942	$1,918	$(8,589)	$(6,671)	$5,436	$(11,855)	$(6,419)
Equity securities	16,793	(15,905)	888	20,558	(70,686)	(50,128)	26,795	(54,489)	(27,694)
Short-term investments	64	0	64	356	(3,902)	(3,546)	152	(956)	(804)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Maturity

At December 31, 2010, fixed maturity holdings rated below investment grade and non-rated comprised 5.5% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturities:
Due in one year or less	$24,989
Due after one year through five years	369,863
Due after five years through ten years	613,525
Due after ten years	1,586,536
Mortgage-backed securities	57,367

Total	$2,652,280

Investment Income

A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Fixed maturities	$136,345	$137,607	$138,287
Equity securities	8,435	8,558	9,431
Short-term investments	1,413	1,082	5,582

Total investment income	$146,193	$147,247	$153,300
Less: Investment expense	2,379	2,298	2,020

Net investment income	$143,814	$144,949	$151,280

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the asset or liability.

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At December 31, 2010 and December 31, 2009, the Company had no holdings in commercial mortgage-backed securities.

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

Level 3 Measurements—Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are $1.6 million of ARS.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,805	$0	$0	$8,805
Municipal securities	0	2,433,589	1,624	2,435,213
Mortgage-backed securities	0	57,367	0	57,367
Corporate securities	0	95,203	0	95,203
Collateralized debt obligations	0	0	55,692	55,692
Equity securities:
Common stock:
Public utilities	27,214	0	0	27,214
Banks, trusts and insurance companies	20,521	0	0	20,521
Industrial and other	302,103	0	0	302,103
Non-redeemable preferred stock	0	9,768	0	9,768
Short-term bonds	0	17,043	0	17,043
Money market instruments	126,328	0	0	126,328
Interest rate swap agreements	0	4,240	0	4,240

Total assets at fair value	$484,971	$2,617,210	$57,316	$3,159,497

Liabilities
Equity contracts	$2,776	$0	$0	$2,776
Interest rate swap agreements	0	3,042	0	3,042

Total liabilities at fair value	$2,776	$3,042	$0	$5,818

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,977	$1,003	$0	$9,980
Municipal securities	0	2,437,744	3,322	2,441,066
Mortgage-backed securities	0	114,408	0	114,408
Corporate securities	0	91,634	0	91,634
Collateralized debt obligations	0	0	47,473	47,473
Equity securities:
Common stock:
Public utilities	28,780	0	0	28,780
Banks, trusts and insurance companies	13,291	0	0	13,291
Industrial and other	230,406	0	0	230,406
Non-redeemable preferred stock	0	13,654	0	13,654
Short-term bonds	0	6,039	0	6,039
Money market instruments	150,126	0	0	150,126
Interest rate swap agreements	0	8,472	0	8,472

Total assets at fair value	$431,580	$2,672,954	$50,795	$3,155,329

Liabilities
Equity contracts	$1,043	$0	$0	$1,043
Interest rate swap agreements	0	2,364	0	2,364

Total liabilities at fair value	$1,043	$2,364	$0	$3,407

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	2010		2009
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
Beginning Balance	$3,322	$47,473	$2,984	$0
Realized (losses) gains included in earnings	(109)	13,388	1,543	0
Purchase, issuances, and settlements	(1,589)	(5,169)	(1,205)	0
Transfer into Level 3	0	0	0	47,473

Ending Balance	$1,624	$55,692	$3,322	$47,473

The amount of total (losses) gains for the period included in earnings attributable to assets still held at December 31	$(83)	$12,810	$1,167	$0

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2010. There was a $47.5 million increase in Level 3 financial assets in 2009 related to collateralized debt obligations, which include the use of unobservable inputs related to liquidity assumptions.

At December 31, 2010, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2010	2009
	(Amounts in thousands)
Land	$26,772	$26,772
Buildings and improvements	125,367	123,234
Furniture and equipment	116,764	139,910
Capitalized software	113,391	97,717
Leasehold improvements	6,577	6,179

	388,871	393,812
Less accumulated depreciation and amortization	(192,366)	(191,950)

Fixed assets, net	$196,505	$201,862

Depreciation expense including amortization of leasehold improvements was $33.9 million, $28.9 million, and $27.0 million during 2010, 2009, and 2008, respectively.

5. Deferred Policy Acquisition Costs

Deferred policy acquisition costs are as follows:

	December 31,
	2010	2009	2008
	(Amounts in thousands)
Balance, beginning of year	$175,866	$200,005	$209,805
Acquisition costs deferred(1)	500,278	519,168	615,054
Amortization(1)(2)	(505,565)	(543,307)	(624,854)

Balance, end of year	$170,579	$175,866	$200,005

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

(2)	Includes an establishment of a premium deficiency reserve of $6 million for the Florida homeowners line of business during 2010.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Notes Payable

Notes Payable consists of the following:

	December 31,
	2010	2009
	(Amounts in thousands)
Unsecured notes	$129,210	$133,397
Secured notes	138,000	138,000

Total	$267,210	$271,397

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

The aggregated maturities for notes payable are as follows:

Year	Maturity
(Amounts in thousands)
2011	$125,000
2012	$120,000
2013	$18,000

On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use a portion of the proceeds from the dividend to repay the $125 million senior notes that mature on August 15, 2011.

For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements associated with the Company’s loans listed above, see Note 7.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are equity price risk and interest rate risk. Equity contracts on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities. Interest rate swaps are intended to manage interest rate risk associated with the Company’s loans with fixed or floating rates.

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the $120 million credit facility, which was used for the acquisition of AIS, resulting in a fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $4.2 million and $8.5 million as of December 31, 2010 and 2009, respectively, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Year Ended December 31,
	2010		2009		2008
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(4,232)	$4,232	$(5,922)	$5,922	$5,175	$(5,175)

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $1.1 million and $0.9 million as of December 31, 2010 and 2009, respectively, and has been reported as a component of other comprehensive income (loss) and amortized into earnings over the term of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during 2010, 2009, or 2008.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts—Other assets (liabilities)	$4,240	$8,472	$(1,139)	$(918)

Non-hedging derivatives
Interest rate contracts—Other liabilities	$0	$0	$(1,903)	$(1,446)
Equity contracts—Short-term investments (Other liabilities)	0	0	(2,776)	(1,043)

Total non-hedging derivatives	$0	$0	$(4,679)	$(2,489)

Total derivatives	$4,240	$8,472	$(5,818)	$(3,407)

The Effect of Derivative Instruments on the Statements of Operations

	Loss Recognized in Income
	Year Ended December 31,
Derivatives Contracts for Fair Value Hedges	2010	2009	2008
	(Amounts in thousands)
Interest rate contracts—Interest expense	$7,103	$7,022	$4,938

	Loss Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
Derivatives Contracts for Cash Flow Hedges	2010	2009	2008
	(Amounts in thousands)
Interest rate contracts—Other comprehensive loss	$(220)	$(918)	$(1,348)

	Gain or (Loss) Recognized in Income
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2010	2009	2008
	(Amounts in thousands)
Interest rate contract—Other revenue	$(457)	$(1,446)	$0
Equity contracts—Net realized investment gains	4,615	7,801	9,056

Total	$4,158	$6,355	$9,056

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings for the years ended December 31, 2010, 2009, and 2008.

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the terms of the Purchase Agreement, the Company was required to pay the former owner of AIS up to an undiscounted maximum amount of an additional $34.7 million as contingent consideration. Based on the actual performance of the AIS business as of December 31, 2010, the Company is not required to pay any of the contingent consideration.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the financial assets acquired includes cash, prepaid expenses, and receivables from customers. The acquired receivables of $6.6 million at fair value were fully collected during the three-month period ended March 31, 2009. The fair value of the liabilities assumed includes accounts payable and other accrued liabilities. The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009, and the revenue of the combined entity for the year ended December 31, 2008, had the acquisition date been January 1, 2008.

	2010	2009	2008
	(Amounts in thousands)
AIS
Revenues(1)	$13,926	$11,846	N/A
Net income(1)	$3,367	$1,228	N/A
Combined entity
Revenues(2)	$2,775,885	$3,121,493	$2,425,414
Net income(3)	$152,198	$403,072	N/A

(1)	Excludes intercompany transactions with the Company’s insurance subsidiaries.
(2)	Includes net premiums earned, net investment income, net realized investment gains/losses and commission revenues.
(3)	2008 pro forma net income for the combined entity is not available as AIS was previously consolidated into its parent company and separate financial statements were not available.

9. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2010. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (amounts in thousands):

Balance as of January 1	$41,557
Purchase price adjustments	1,293

Balance as of December 31	$42,850

Other Intangible Assets

The following table presents the components of other intangible assets as of December 31, 2010 and 2009.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of December 31, 2010:
Customer relationships	$51,755	$(9,767)	$41,988
Trade names	15,400	(1,283)	14,117
Software and technology	4,850	(1,410)	3,440
Favorable leases	1,725	(1,146)	579

Total intangible assets, net	$73,730	$(13,606)	$60,124

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of December 31, 2009:
Customer relationships	$51,640	$(4,872)	$46,768
Trade names	15,400	(642)	14,758
Software and technology	4,850	(705)	4,145
Favorable leases	1,725	(573)	1,152

Total intangible assets, net	$73,615	$(6,792)	$66,823

Intangible assets are amortized on a straight-line basis over their useful lives. The amortization periods for intangible assets with definite lives, by asset class, are: 24 years for trade names, 11 years for customer relationships, 10 years for technology, 2 years for software, and 3 years for lease agreements. Intangible assets amortization expenses were $6.8 million for each of the years ended December 31, 2010 and 2009. There were no intangible assets as of December 31, 2008. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2010:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2011	$6,375
2012	6,160
2013	5,986
2014	5,980
2015	5,980
Thereafter	29,643

Total	$60,124

10. Income Taxes

Income tax provision

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Federal
Current	$23,699	$31,676	$14,090
Deferred	9,964	131,839	(196,902)

	$33,663	$163,515	$(182,812)

State
Current	$(3,225)	$1,793	$(22,000)
Deferred	(246)	3,161	(3,930)

	$(3,471)	$4,954	$(25,930)

Total
Current	$20,474	$33,469	$(7,910)
Deferred	9,718	135,000	(200,832)

Total	$30,192	$168,469	$(208,742)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income (loss) before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Computed tax expense (benefit) at 35%	$63,837	$200,039	$(157,801)
Tax-exempt interest income	(33,966)	(34,210)	(33,067)
Dividends received deduction	(1,463)	(1,689)	(1,695)
State tax, penalty and interest refund	0	0	(17,511)
State tax (benefit) expense	(3,580)	3,688	(830)
Other, net	5,364	641	2,162

Income tax expense (benefit)	$30,192	$168,469	$(208,742)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate nature prior to their expiration. The Company believes it has the ability and intent, through the use of prudent tax planning strategies and the generation of capital gains, to generate income sufficient to avoid losing the benefits of its deferred tax assets. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$60,473	$61,389
Capital loss carryforward	14,718	13,258
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,843	16,010
Write-down of impaired investments	5,389	7,192
Tax credit carryforward	16,679	6,534
Expense accruals	14,467	17,029
Other deferred tax assets	9,106	7,418

Total gross deferred tax assets	136,675	128,830

Deferred tax liabilities:
Deferred acquisition costs	(59,702)	(61,553)
Tax liability on net unrealized gain on securities carried at fair value	(18,808)	(1,900)
Tax depreciation in excess of book depreciation	(16,839)	(15,110)
Undistributed earnings of insurance subsidiaries	(4,447)	(4,608)
Accounting method transition adjustments	(112)	(2,984)
Other deferred tax liabilities	(10,268)	(6,536)

Total gross deferred tax liabilities	(110,176)	(92,691)

Net deferred tax assets	$26,499	$36,139

The Company has a capital loss carryforward of $42.1 million which, if unused, will begin expiring in 2015.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There was a $2.8 million net decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2010. The decrease was the result of a change in management’s assessment of the technical merits of tax positions taken in an earlier period based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2009 for federal taxes and 2001 through 2009 for California state taxes. Tax years 2005 through 2009 are currently under examination by the Internal Revenue Service.

The Company is currently under examination by the FTB for tax years 2001 through 2005. The taxing authority has proposed adjustments to the Company’s California tax liabilities which have been accounted for as unrecognized tax benefits. Management believes that the resolution will not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2010	2009
	(Amounts in thousands)
Balance at January 1	$6,666	$5,897
Additions based on tax positions related to the current year	387	942
Reductions for tax positions of prior years	(3,230)	(11)
Reductions as a result of as lapse of the applicable statute of limitations	0	(162)

Balance at December 31	$3,823	$6,666

As presented above, the balances of unrecognized tax benefits were $3.8 million and $6.7 million at December 31, 2010 and 2009, respectively. Of these totals, $3.0 million and $5.5 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management anticipates that it is reasonably possible that the Company’s total amount of unrecognized tax benefits will increase within the next twelve months by approximately $300,000 to $500,000 related to its ongoing California state tax apportionment factor issues.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2010, 2009, and 2008, the Company recognized net interest and penalty (benefit) or expense, excluding refunds, of ($872,000), $266,000, and $623,000, respectively. The Company carried an accrued interest and penalty balance of $728,000 and $1,600,000 at December 31, 2010 and 2009, respectively.

11. Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Gross reserves at January 1	$1,053,334	$1,133,508	$1,103,915
Less reinsurance recoverable	(7,748)	(5,729)	(4,457)

Net reserves at January 1	1,045,586	1,127,779	1,099,458

Incurred losses and loss adjustment expenses related to:
Current year	1,838,824	1,840,268	1,971,767
Prior years	(13,058)	(58,035)	88,642

Total incurred losses and loss adjustment expenses	1,825,766	1,782,233	2,060,409

Loss and loss adjustment expense payments related to:
Current year	1,240,696	1,246,804	1,316,242
Prior years	603,256	617,622	715,846

Total payments	1,843,952	1,864,426	2,032,088

Net reserves at year-end	1,027,400	1,045,586	1,127,779
Reinsurance recoverable	6,805	7,748	5,729

Gross reserves at year-end	$1,034,205	$1,053,334	$1,133,508

The decrease in the provision for insured events of prior years in 2010 of approximately $13 million primarily resulted from the re-estimate of accident year 2009 California BI losses which have experienced lower average severities and fewer late reported claims than were originally estimated at December 31, 2009. In addition, the Company experienced favorable development on New Jersey personal automobile reserves, resulting from more aggressive handling of litigated claims, which includes a high percentage of favorable results in cases brought to trial. The favorable development was partially offset by unfavorable development on Florida reserves, which included approximately $3 million of unfavorable development on the homeowners line of business, primarily related to sinkhole claims.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company experienced estimated pre-tax catastrophe losses of $25 million, $0, and $26 million in 2010, 2009, and 2008, respectively. The losses in 2010 primarily related to catastrophe losses in California from heavy rainstorms. The losses in 2008 were $20 million related to wildfires in Southern California and $6 million related to Hurricane Ike in Texas.

12. Dividends

The following table presents shareholder dividends paid in total and per share:

	2010	2009	2008
	(Amounts in thousands, except per share data)
Total paid	$129,863	$127,617	$127,011
Per share	$2.37	$2.33	$2.32

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2011, the direct insurance subsidiaries of the Company are permitted to pay approximately $31.9 million in dividends to Mercury General without the prior approval of the DOI of the states of domicile. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2010 and 2009, the Insurance Companies paid ordinary dividends to the Company of $128.0 million and $110.0 million, respectively.

On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of the applicable states of domicile. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2010, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Statutory net income(1)	$142,981	$186,995	$86,514
Statutory capital and surplus(2)	1,322,270	1,517,864	1,371,095

(1)	Statutory net income excludes changes in the fair value of the investment portfolio as a result of the application of fair value option.
(2)

The decrease in statutory capital and surplus in 2010 was primarily due to a $270 million extraordinary intercompany dividend declared by MCC in the fourth quarter of 2010. The dividend is payable to Mercury General in 2011.

The statutory capital and surplus of each of the Insurance Companies exceeded the highest level of minimum regulatory required capital.

14. Profit Sharing Plan

The Company’s employees are eligible to become members of the Profit Sharing Plan (the “Plan”). The Company, at the option of the Board of Directors, may make annual contributions to the Plan, and the contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. No contributions were made in the past three years.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $6,976,000, $3,080,000, and $6,802,000 for 2010, 2009, and 2008, respectively. Substantially reduced contributions were made during 2009 to improve the Company’s profitability as a part of a cost reduction program implemented in 2009.

The Plan also includes an employee stock ownership plan (“ESOP”) that covers substantially all employees. The Board of Directors authorized the Plan to purchase $1.2 million, $1.2 million, and $0 of the Company’s common stock in the open market for allocation to the Plan participants in 2010, 2009, and 2008, respectively. Accordingly, the Company recognized compensation expense equal to such amounts.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Plan which succeeded the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 4,937,000 shares of common stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. The maximum number of shares that may be issued under the 2005 Plan is 4,937,000. As of December 31, 2010, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.

Cash received from option exercises was $733,000, $393,000, and $1,286,000 during 2010, 2009, and 2008, respectively. The excess tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $60,000, $5,000, and $121,000 during 2010, 2009, and 2008, respectively.

No stock options were awarded in 2010. In 2009 and 2008, the fair value of stock option awards was estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the following table, which provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2009	2008
Weighted-average grant-date fair value	$3.45	$4.84
Expected volatility	23.53%-25.58%	17.87%-19.38%
Weighted-average expected volatility	24.79%	18.65%
Risk-free interest rate	1.98%-2.97%	2.93%-3.29%
Expected dividend yield	6.67%-6.94%	4.54%-4.85%
Expected term in months	72	72

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

A summary of the stock option activity under the Company’s plans as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2010	690,200	$44.26
Granted	0	0
Exercised	(74,525)	37.71
Cancelled or expired	0	0

Outstanding at December 31, 2010	615,675	$45.06	5.9	$1,944

Exercisable at December 31, 2010	379,625	$48.14	4.7	$608

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2010. The aggregate intrinsic value of stock options exercised was $431,000, $508,000, and $442,000 during 2010, 2009, and 2008, respectively. The total fair value of options vested was $498,000, $763,000, and $652,000 during 2010, 2009, and 2008, respectively.

The following table presents information regarding stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Avg. Remaining Contractual Life (Years)	Weighted- Avg. Exercise Price	Number of Options	Weighted- Avg. Exercise Price
$22.06-38.78	194,475	7.7	$33.81	51,975	$34.11
$39.11-50.89	207,200	5.0	$45.82	143,450	$44.76
$51.43-58.83	214,000	5.2	$54.53	184,200	$54.74

As of December 31, 2010, $763,800 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.9 years.

Under the 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted to Gabriel Tirador, the Company’s Chief Executive Officer, 10,000 shares of restricted stock on March 23, 2010. On October 1, 2010, the Compensation Committee granted 45,000 restricted stock units to the Company’s senior management and key employees under the Plan. The restricted stock and restricted stock units will vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2012 achieves the threshold performance levels established by the Compensation Committee.

The fair value of the restricted stock grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimates that performance goals will be achieved. If such goals are not met as of the end of the three-year performance period, no compensation cost would be recognized and any recognized compensation cost would be reversed. In 2010, total compensation cost was $161,000, and the corresponding income tax benefit recognized in the income statement was $57,000. As of December 31, 2010, there was $977,000 of unrecognized compensation cost that is expected to be recognized over next 2 years. A summary of the restricted stock and restricted stock units activity as of December 31, 2010, and changes during the year then ended is as follows:

	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1	0
Granted	55,000	$41.40
Vested	0
Forfeited/Canceled	0

Outstanding at December 31	55,000	$41.40

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income (loss) from operations is presented below:

	2010			2009			2008
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts in thousands, except per share data)
Basic EPS
Income (Loss) available to common stockholders	$152,198	54,792	$2.78	$403,072	54,770	$7.36	$(242,119)	54,744	$(4.42)
Effect of dilutive securities:
Options	0	34		0	322		0	173

Diluted EPS
Income (Loss) available to common stockholders after assumed conversions	$152,198	54,826	$2.78	$403,072	55,092	$7.32	$(242,119)	54,917	$(4.42)

The anti-dilutive impact of incremental shares is excluded from loss position in 2008 in accordance with GAAP.

The diluted weighted shares exclude incremental shares of 448,000, 685,000, and 305,000 for 2010, 2009, and 2008, respectively. These shares are excluded due to their anti-dilutive effect.

17. Commitments and Contingencies

Operating Leases

The Company is obligated under various non-cancellable lease agreements providing for office space and equipment rental that expire at various dates through the year 2019. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to approximately $1,159,000 and $1,452,000 at December 31, 2010 and 2009, respectively. Total rent expense under these lease agreements was $17,076,000, $17,529,000, and $12,002,000 for 2010, 2009, and 2008, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2010:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2011	$14,902
2012	12,692
2013	7,219
2014	3,303
2015	1,581
Thereafter	2,140

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California Earthquake Authority (“CEA”)

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2010, the most recent date at which information was available, was approximately $55.6 million. There was no assessment made in 2010.

Regulatory Matters

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of such companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The Company denies the allegations in the 2010 NNC and believes it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While a hearing before the administrative law judge had been set to start on September 14, 2009, the hearing has been vacated. The evidentiary phase of the hearing has been rescheduled to begin May 9, 2011. On February 15, 2011, there will be a procedural hearing addressing evidentiary issues. The outcome of the procedural hearing on February 15 may impact the commencement of the hearing on May 9, 2011 and could have an impact on the outcome to the extent limitations on certain evidence is ordered by the administrative law judge. This matter has been the subject of five continuations since the original Notice of Non-Compliance was issued.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the 2004 and 2010 NNC matters, the Company believes that no monetary penalties are warranted and intends to defend the issues vigorously. The Company has been subject to fines and penalties by the California DOI in the past due to alleged violations of the California Insurance Code. The largest and most recent of these was settled in 2008 for $300,000. However, prior settlement amounts are not necessarily indicative of the potential results in the current Notice of Non-Compliance matters. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has accrued a liability for the estimated cost to defend itself in the regulatory matters described above.

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

18. Risks and Uncertainties

Many economists believe that the severe economic recession is over, but they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States. The recession, with continuing high unemployment rates, has contributed to declining premium revenues and could lead to further premium revenue declines in the future. If economic conditions in the United States, and in California, where the majority of the Company’s business is produced, do not show improvement, the adverse impact on the Company’s results of operations, financial position, and cash flows may continue.

The Company applies the fair value option to its investment portfolio. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in market value may have a material adverse effect on the Company’s financial condition or results of operations.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2010 and 2009 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2010
Net premiums earned	$640,614	$642,717	$642,558	$640,796
Change in fair value of investments pursuant to the fair value option	$18,939	$(30,537)	$87,647	$(29,469)
Income (loss) before income taxes	$81,290	$15,358	$135,839	$(50,097)
Net income (loss)	$61,179	$17,817	$96,849	$(23,647)
Basic earnings per share	$1.12	$0.33	$1.77	$(0.43)
Diluted earnings per share	$1.12	$0.32	$1.77	$(0.43)
Dividends declared per share	$0.59	$0.59	$0.59	$0.60

2009
Net premiums earned	$666,063	$659,211	$653,758	$646,101
Change in fair value of investments pursuant to the fair value option	$90,733	$123,617	$191,259	$(10,127)
Income before income taxes	$140,103	$160,914	$229,226	$41,298
Net income	$96,653	$114,447	$157,737	$34,235
Basic earnings per share	$1.76	$2.09	$2.88	$0.63
Diluted earnings per share	$1.75	$2.07	$2.85	$0.62
Dividends declared per share	$0.58	$0.58	$0.58	$0.59

Net income was mainly affected by lower net premiums earned and higher total losses incurred, slightly offset by favorable development on loss reserves, and lower gains due to changes in the fair value of the Company’s investment portfolio during 2010 compared to 2009. The favorable development of loss reserves is largely the result of re-estimates of California BI losses. Declines in income during the second quarter of 2010 were driven by declines in the fair value of the Company’s equity securities due to the overall decline in the equity markets, especially in the oil sector as a result of the oil spill in the Gulf of Mexico. The primary causes of the net loss during the fourth quarter of 2010 were declines in the fair value of the Company’s municipal securities due to the overall decline in the municipal markets, catastrophe losses in California from heavy rainstorms, and increased losses and a premium deficiency reserve recorded in the Florida homeowners line of business.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events

During January 2011, the Company announced a workforce reduction of approximately 165 employees, primarily located in California. Approximately $4 million of severance related expense will be recognized during the first quarter of 2011.

In early 2011, massive snowstorms affected the Midwest to Northeast regions of the United States and brought blizzard conditions to much of the Country. Such events typically increase claims frequency and severity; however, they occasionally decrease frequency as automobile drivers stay off the road due to business closures. The Company is unable to determine what the impact, if any, from these storms will be.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2010 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included in herein.

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

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2010 are contained herein as listed in the Index to Consolidated Financial Statements on page 59.

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

10.1(1)	Form of Agency Contract.

10.2(8)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(9)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(9)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(10)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(10)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(11)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(12)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(13)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(13)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(14)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(14)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14(15)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.

10.15(16)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.

10.16(15)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.

10.17(23)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.

10.18(23)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.

10.19(25)*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.

10.20(25)*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.

10.21(17)*	The 1995 Equity Participation Plan.

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

10.30(23)*	Director Compensation Arrangements.

10.31(19)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.

10.32(20)*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.

10.33(21)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.34(22)*	Restricted Stock Agreement (Time Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.35(26)*	Restricted Stock Agreement (Performance Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.36(27)*	Restricted Stock Unit Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.37(24)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

10.38(23)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

21.1(23)	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 14, 2011, formatted in XBRL (Extensible Business Reporting Language) and funished electronically herewith: (i) the Consolidated Balance Sheets; (ii) The Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholers’ Equity; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
(3)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form S-3 filed with the Securities and Exchange Commission on June 4, 2001, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2001, and is incorporated herein by this reference.
(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
(16)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
(17)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.
(18)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(19)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008, and is incorporated herein by this reference.
(20)	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.
(23)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
(24)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2008, and is incorporated herein by this reference.
(25)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
*	Denotes management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer

February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 14, 2011

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2011

/S/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2011

/S/ NATHAN BESSIN Nathan Bessin	Director	February 14, 2011

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 14, 2011

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 14, 2011

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 14, 2011

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 14, 2011

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 14, 2011

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

Under date of February 14, 2011, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the Annual Report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 14, 2011

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2010

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$8,691	$8,805	$8,805
Municipal securities	2,424,674	2,435,213	2,435,213
Mortgage-backed securities	53,185	57,367	57,367
Corporate securities	91,859	95,203	95,203
Collateralized debt obligations	39,247	55,692	55,692

Total fixed maturity securities	2,617,656	2,652,280	2,652,280

Equity securities:
Common stock:
Public utilities	22,575	27,214	27,214
Banks, trust and insurance companies	19,052	20,520	20,520
Industrial and other	285,217	302,104	302,104
Non-redeemable preferred stock	9,913	9,768	9,768

Total equity securities	336,757	359,606	359,606

Short-term investments	143,378	143,371	143,371

Total investments	$3,097,791	$3,155,257	$3,155,257

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2009

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$9,857	$9,980	$9,980
Municipal securities	2,419,859	2,441,066	2,441,066
Mortgage-backed securities	107,127	114,408	114,408
Corporate securities	92,398	91,634	91,634
Collateralized debt obligations	43,838	47,473	47,473

Total fixed maturity securities	2,673,079	2,704,561	2,704,561

Equity securities:
Common stock:
Public utilities	23,454	28,780	28,780
Banks, trust and insurance companies	14,096	13,291	13,291
Industrial and other	256,652	230,406	230,406
Non-redeemable preferred stock	14,739	13,654	13,654

Total equity securities	308,941	286,131	286,131

Short-term investments	156,126	156,165	156,165

Total investments	$3,138,146	$3,146,857	$3,146,857

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $0; $263)	$—	$268
Equity securities trading (cost $18,285; $20,921)	16,518	17,306
Short-term investments (cost $5,366; $4,783)	5,366	4,783
Investment in subsidiaries	1,591,638	1,828,210

Total investments	1,613,522	1,850,567
Cash	41,606	45,344
Accrued investment income	13	29
Amounts receivable from affiliates	189	588
Current income taxes	25,759	27,203
Deferred income taxes	—	1,097
Income tax receivable from affiliates	3,630	4,477
Dividend receivable from affiliates	270,000	—
Other assets	4,745	8,763

Total assets	$1,959,464	$1,938,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$129,210	$133,397
Accounts payable and accrued expenses	43	47
Income tax payable to affiliates	34,464	32,928
Deferred income taxes	193	—
Other liabilities	739	750

Total liabilities	164,649	167,122

Shareholders’ equity:
Common stock	74,188	72,589
Additional paid in capital	78	—
Accumulated other comprehensive loss	(740)	(597)
Retained earnings	1,721,289	1,698,954

Total shareholders’ equity	1,794,815	1,770,946

Total liabilities and shareholders’ equity	$1,959,464	$1,938,068

See accompanying notes to condensed financial information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Revenues:
Net investment income	$951	$1,127	$1,767
Net realized investment gains (losses)	1,420	6,373	(22,417)

Total revenues	2,371	7,500	(20,650)

Expenses:
Other operating expenses	12,945	2,565	4,007
Interest	2,180	2,245	4,314

Total expenses	15,125	4,810	8,321

(Loss) income before income taxes and equity in net income (loss) of subsidiaries	(12,754)	2,690	(28,971)
Income tax (benefit) expense	(3,507)	4,400	(28,698)

Loss before equity in net income (loss) of subsidiaries	(9,247)	(1,710)	(273)
Equity in net income (loss) of subsidiaries	161,445	404,782	(241,846)

Net income (loss)	$152,198	$403,072	$(242,119)

See accompanying notes to condensed financial information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,441)	$19,094	$4,582
Cash flows from investing activities:
Dividends from subsidiaries	128,000	110,000	140,000
Fixed maturities:
Calls or maturities	265	320	397
Equity securities:
Purchases	(836)	(8,021)	(24,473)
Sales	2,070	6,486	19,129
Calls	895	—	—
Net decrease in payable for securities	—	(1,719)	(602)
Net (increase) decrease in short-term investments	(583)	47,274	(14,279)
Other, net	(110)	(3,260)	167

Net cash provided by investing activities	129,701	151,080	120,339
Cash flows from financing activities:
Dividends paid to shareholders	(129,863)	(127,617)	(127,011)
Proceeds from stock options exercised	733	393	1,286
Excess tax benefit from exercise of stock options	132	5	121

Net cash used in financing activities	(128,998)	(127,219)	(125,604)
Net (decrease) increase in cash	(3,738)	42,955	(683)
Cash:
Beginning of year	45,344	2,389	3,072

End of year	$41,606	$45,344	$2,389

See accompanying notes to condensed financial information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends

Dividends of $128,000,000, $110,000,000, and $140,000,000 were received by the Company from its wholly-owned subsidiaries in 2010, 2009, and 2008, respectively, and are recorded as a reduction to investment in subsidiaries.

On December 16, 2010, the California DOI notified the Company that MCC was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use the proceeds from the dividend to repay the $125 million senior notes and to fund shareholder dividends.

Capitalization of Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000 in 2010, and $0 in 2009 and 2008.

Guarantees

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $18 million bank loan are secured by approximately $167 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $138 million are guaranteed by the Company.

Federal Income Taxes

The Company files a consolidated federal income tax return with the following subsidiaries:

Mercury Casualty Company	Mercury Insurance Company of Florida
Mercury Insurance Company	Mercury Indemnity Company of America
California Automobile Insurance Company	Mercury Select Management Company, Inc.
California General Underwriters Insurance Company, Inc.	American Mercury MGA, Inc.
Mercury Insurance Company of Illinois	Concord Insurance Services, Inc.
Mercury Insurance Company of Georgia	Mercury Insurance Services LLC
Mercury Indemnity Company of Georgia	Mercury Group, Inc.
Mercury National Insurance Company	AIS Management LLC
American Mercury Insurance Company	Auto Insurance Specialists LLC
American Mercury Lloyds Insurance Company	PoliSeek AIS Insurance Solutions, Inc.
Mercury County Mutual Insurance Company

The method of allocation between the companies is subject to agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV

MERCURY GENERAL CORPORATION

REINSURANCE

THREE YEARS ENDED DECEMBER 31,

Property and Liability Insurance Earned Premiums

	2010	2009	2008
	(Amounts in thousands)
Direct amounts	$2,569,942	$2,628,507	$2,810,370
Ceded to other companies	(4,468)	(4,214)	(3,801)
Assumed	1,211	840	2,270

Net amounts	$2,566,685	$2,625,133	$2,808,839

See accompanying Report of Independent Registered Public Accounting Firm