Form 10-Q
period 2011-03-31
MERCURY GENERAL CORP
filed 2011-05-04
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

At April 29, 2011, the Registrant had issued and outstanding an aggregate of 54,817,677 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS
	March 31, 2011	December 31, 2010
	(unaudited)
Investments, at fair value:
Fixed maturities trading (amortized cost $2,494,428; $2,617,656)	$2,519,549	$2,652,280
Equity securities trading (cost $341,450; $336,757)	394,687	359,606
Short-term investments (cost $111,618; $143,378)	111,618	143,371

Total investments	3,025,854	3,155,257
Cash	334,290	181,388
Receivables:
Premiums	296,321	280,980
Accrued investment income	35,712	36,885
Other	10,669	10,076

Total receivables	342,702	327,941
Deferred policy acquisition costs	170,645	170,579
Fixed assets, net	190,325	196,505
Current income taxes	5,292	25,719
Deferred income taxes	28,619	26,499
Goodwill	42,850	42,850
Other intangible assets, net	58,486	60,124
Other assets	9,512	16,502

Total assets	$4,208,575	$4,203,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$990,719	$1,034,205
Unearned premiums	853,114	833,379
Notes payable	265,592	267,210
Accounts payable and accrued expenses	98,026	106,662
Other liabilities	180,247	167,093

Total liabilities	2,387,698	2,408,549

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,818; 54,803	74,822	74,188
Additional paid-in capital	78	78
Accumulated other comprehensive loss	(647)	(740)
Retained earnings	1,746,624	1,721,289

Total shareholders’ equity	1,820,877	1,794,815

Total liabilities and shareholders’ equity	$4,208,575	$4,203,364

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net premiums earned	$638,487	$640,614
Net investment income	35,096	35,886
Net realized investment gains	28,690	22,044
Other	3,270	1,293

Total revenues	705,543	699,837

Expenses:
Losses and loss adjustment expenses	446,461	430,622
Policy acquisition costs	121,804	128,982
Other operating expenses	58,672	57,324
Interest	1,695	1,619

Total expenses	628,632	618,547

Income before income taxes	76,911	81,290
Income tax expense	18,685	20,111

Net income	$58,226	$61,179

Net income per share:
Basic	$1.06	$1.12
Diluted	$1.06	$1.12
Weighted average shares outstanding:
Basic	54,809	54,783
Diluted	54,831	54,805
Dividends declared per share	$0.60	$0.59

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$58,226	$61,179
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	143	(153)

Other comprehensive income (loss), before tax	143	(153)
Income tax expense (benefit) related to gains (losses) on hedging instrument	50	(54)

Comprehensive income, net of tax	$58,319	$61,080

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,226	$61,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,420	8,562
Net realized investment gains	(28,690)	(22,044)
Bond amortization (accretion), net	1,277	(434)
Excess tax benefit from exercise of stock options	(20)	(25)
Increase in premiums receivables	(15,341)	(14,795)
Decrease in current and deferred income taxes	18,277	28,866
(Increase) decrease in deferred policy acquisition costs	(66)	1,075
Decrease in unpaid losses and loss adjustment expenses	(43,486)	(30,613)
Increase in unearned premiums	19,735	11,909
(Decrease) increase in accounts payable and accrued expenses	(5,411)	5,119
Share-based compensation	116	209
Increase (decrease) in other payables	9,195	(24,315)
Other, net	11,344	8,188

Net cash provided by operating activities	35,576	32,881
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(57,182)	(112,172)
Sales	96,707	58,457
Calls or maturities	82,925	73,137
Equity securities available-for-sale in nature:
Purchases	(125,551)	(27,070)
Sales	125,673	38,397
Net (decrease) increase in payable for securities	(3,264)	11,507
Net decrease in short-term investments	31,760	21,872
Purchase of fixed assets	(5,956)	(7,431)
Sale and write-off of fixed assets	554	10
Other, net	4,033	(473)

Net cash provided by investing activities	149,699	56,234
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(32,891)	(32,323)
Excess tax benefit from exercise of stock options	20	25
Proceeds from stock options exercised	498	189

Net cash used in financing activities	(32,373)	(32,109)

Net increase in cash	152,902	57,006
Cash:
Beginning of the year	181,388	185,505

End of period	$334,290	$242,511

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,129	$2,086
Income taxes paid (received)	$409	$(8,757)
Net realized gains from sale of investments	$7,776	$3,178

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature necessary to present fairly the Company’s financial position at March 31, 2011 and the results of operations, comprehensive income, and cash flows for the periods presented have been made. Operating results and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Earnings per Share

For the three month periods ended March 31, 2011 and 2010, potential common shares of 102,000 and 89,000 shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

2. Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard which modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The new standard allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The Company adopted the new accounting standard which became effective for impairment tests performed during the interim reporting period ended March 31, 2011. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts, and will be effective for fiscal years and interim periods beginning after December 15, 2011. The Company is evaluating the impact of adoption on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim reporting period ended March 31, 2011. The Company adopted the new accounting standard, and the adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Assets
Investments	$3,025,854	$3,155,257
Interest rate swap agreements	$2,610	$4,240
Liabilities
Interest rate swap agreements	$2,468	$3,042
Equity contracts	$3,149	$2,776
Secured notes	$138,205	$138,332
Unsecured note	$127,394	$128,280

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

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at March 31, 2011 and December 31, 2010 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

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

The following table presents gains (losses) due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Fixed maturity securities	$(9,503)	$13,267
Equity securities	30,388	5,725
Short-term investments	19	(53)

Total	$20,904	$18,939

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

Level 1	Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs are other than quoted prices in active markets, which are based on the following:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets; or

•	Either directly or indirectly observable inputs as of the reporting date and fair value is determined through the use of models or other valuation.

Level 3	Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.

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

Level 1 Measurements – Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure realistic fair values are used in pricing the investment portfolio.

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

Level 2 Measurements – Fair values of financial assets and financial liabilities are obtained from an independent pricing service or outside brokers, and are based on prices for similar assets or liabilities in active markets or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability. Additional pricing services are used as a comparison to ensure reliable fair values are used in pricing the investment portfolio.

Municipal securities: Valued based on models or matrices using inputs including quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At March 31, 2011 and December 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

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

Level 3 Measurements – Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are auction rate securities (“ARS”).

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$13,125	$0	$0	$13,125
Municipal securities	0	2,312,591	0	2,312,591
Mortgage-backed securities	0	48,858	0	48,858
Corporate securities	0	86,567	0	86,567
Collateralized debt obligations	0	0	58,408	58,408
Equity securities:
Common stock:
Public utilities	25,882	0	0	25,882
Banks, trusts and insurance companies	19,105	0	0	19,105
Industrial and other	337,912	0	0	337,912
Non-redeemable preferred stock	0	11,788	0	11,788
Short-term bonds	0	13,012	0	13,012
Money market instruments	98,600	0	0	98,600
Equity contracts	6	0		6
Interest rate swap agreements	0	2,610	0	2,610

Total assets at fair value	$494,630	$2,475,426	$58,408	$3,028,464

Liabilities
Equity contracts	$3,149	$0	$0	$3,149
Interest rate swap agreements	0	2,468	0	2,468

Total liabilities at fair value	$3,149	$2,468	$0	$5,617

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,805	$0	$0	$8,805
Municipal securities	0	2,433,589	1,624	2,435,213
Mortgage-backed securities	0	57,367	0	57,367
Corporate securities	0	95,203	0	95,203
Collateralized debt obligations	0	0	55,692	55,692
Equity securities:
Common stock:
Public utilities	27,214	0	0	27,214
Banks, trusts and insurance companies	20,521	0	0	20,521
Industrial and other	302,103	0	0	302,103
Non-redeemable preferred stock	0	9,768	0	9,768
Short-term bonds	0	17,043	0	17,043
Money market instruments	126,328	0	0	126,328
Interest rate swap agreements	0	4,240	0	4,240

Total assets at fair value	$484,971	$2,617,210	$57,316	$3,159,497

Liabilities
Equity contracts	$2,776	$0	$0	$2,776
Interest rate swap agreements	0	3,042	0	3,042

Total liabilities at fair value	$2,776	$3,042	$0	$5,818

The following tables provide a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$1,624	$55,692	$3,322	$47,473
Realized gains included in earnings	39	2,716	65	7,058
Purchase	0	0	0	0
Sales	(1,663)	0	(1,590)	0
Issuances	0	0	0	0
Settlements	0	0	0	0

Ending Balance	$0	$58,408	$1,797	$54,531

The amount of total gains for the period included in earnings attributable to assets still held at March 31	$0	$2,716	$89	$7,058

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2011 and 2010.

At March 31, 2011, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on the $120 million credit facility, which was used for the acquisition of Auto Insurance Specialists LLC, resulting in a fixed rate of 3.18%. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $2.6 million as of March 31, 2011, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Three Months Ended March 31,
	2011		2010
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(1,630)	$1,630	$(493)	$493

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $1.0 million as of March 31, 2011, and has been reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the three months ended March 31, 2011 and 2010.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts—Other assets (liabilities)	$2,610	$4,240	$(996)	$(1,139)

Non-hedging derivatives
Interest rate contracts—Other liabilities	$0	$0	$(1,472)	$(1,903)
Equity contracts—Short-term investments (Other liabilities)	6	0	(3,149)	(2,776)

Total non-hedging derivatives	$6	$0	$(4,621)	$(4,679)

Total derivatives	$2,616	$4,240	$(5,617)	$(5,818)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Contracts for Fair Value Hedges	Loss Recognized in Income
	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Interest rate contract—Interest expense	$(1,768)	$(1,841)

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives Contracts for Cash Flow Hedges	2011	2010
	(Amounts in thousands)
Interest rate contract—Other comprehensive income	$143	$(153)

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
	(Amounts in thousands)
Interest rate contract—Other revenue	$431	$(664)
Equity contracts—Net realized investment gains	2,472	576

Total	$2,903	$(88)

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three months ended March 31, 2011 and 2010.

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2011. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of March 31, 2011 and December 31, 2010.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of March 31, 2011:
Customer relationships	$51,755	$(10,994)	$40,761
Trade names	15,400	(1,444)	13,956
Software and technology	4,850	(1,517)	3,333
Favorable leases	1,725	(1,289)	436

Total intangible assets, net	$73,730	$(15,244)	$58,486

As of December 31, 2010:
Customer relationships	$51,755	$(9,767)	$41,988
Trade names	15,400	(1,283)	14,117
Software and technology	4,850	(1,410)	3,440
Favorable leases	1,725	(1,146)	579

Total intangible assets, net	$73,730	$(13,606)	$60,124

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.6 million for the three months ended March 31, 2011. The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2011:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2011	$4,737
2012	6,160
2013	5,986
2014	5,980
2015	5,980
Thereafter	29,643

Total	$58,486

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

Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees on March 9, 2011. The restricted stock units vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2013 achieves the 2011 defined threshold performance levels established by the Compensation Committee. The target number of shares of common stock for which the restricted stock units may vest is 80,000. However, the restricted stock units may vest for up to 120,000 shares of common stock based upon the extent to which the Company’s three-year performance exceeds the target established by the Compensation Committee. The Compensation Committee granted 55,000 restricted stocks and restricted stock units in 2010 which will vest at the end of a three-year performance period ending December 31, 2012 if, and to the extent that, the Company’s cumulative underwriting income during the three-year performance period ending December 31, 2012 achieves the 2010 defined threshold performance levels.

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

There was a $1 million net increase to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2011. The net increase was the result of tax positions taken in the current period based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2009 for federal taxes and 2001 through 2009 for California state taxes. Tax years 2005 through 2009 are currently under examination by the Internal Revenue Service.

The Company has been examined by the California Franchise Tax Board (“FTB”) for tax years 2001 through 2005. The FTB has issued Notices of Proposed Assessment to the Company. Management disagrees with the assessments and believes that the resolution will not have a material impact on the condensed consolidated financial statements.

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

At March 31, 2011, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

10. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate its potential exposure and the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends these actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of the Company’s pending material litigation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and other states in which the Company operates; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates, the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretation of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents and brokers to market and distribute its policies; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A. Risk Factors in Part II—Other Information of this Quarterly Report on Form 10-Q.

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

B. Business

The Company is primarily engaged in writing automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. These policies are mostly sold through independent agents and brokers who receive a commission for selling policies. The Company believes that it has a thorough underwriting process that gives the Company an advantage over its competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower premiums yet realize better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the three months ended March 31, 2011 and 2010 by state and line of business were:

Three Months Ended March 31, 2011

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$414,237	$52,506	$19,368	$13,404	$499,515	75.8%
Florida	44,469	2,069	3,622	2,396	52,556	8.0%
Texas	16,499	269	1,263	4,490	22,521	3.4%
New Jersey	22,497	385	—	87	22,969	3.5%
Other states	47,310	7,631	1,628	4,984	61,553	9.3%

Total	$545,012	$62,860	$25,881	$25,361	$659,114	100.0%

	82.7%	9.5%	3.9%	3.9%	100.0%

Three Months Ended March 31, 2010

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$423,456	$48,733	$20,028	$13,889	$506,106	77.5%
Florida	38,622	2,528	3,248	1,453	45,851	7.0%
Texas	17,517	301	1,518	3,809	23,145	3.5%
New Jersey	21,493	92	—	81	21,666	3.3%
Other states	45,375	5,150	1,717	4,405	56,647	8.7%

Total	$546,463	$56,804	$26,511	$23,637	$653,415	100%

	83.6%	8.7%	4.1%	3.6%	100%

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

State	Exam Type	Period Under Review	Status
OK	Financial	2008 to 2010	Fieldwork will begin in the second quarter of 2011.
OK	Market Conduct	2008 to 2010	Fieldwork began on March 15, 2011.
TX	Financial	2005 to 2009	Received final report on February 16, 2011.
FL	Financial	2005 to 2009	Received final report on February 4, 2011.
CA	Financial	2008 to 2010	Fieldwork began on January 31, 2011.
IL	Market Conduct	Jul 2009 to Jun 2010	Fieldwork completed. Awaiting final report.
IL	Financial	2005 to 2009	Fieldwork completed. Awaiting final report.

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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While this matter has been the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004, the Company has received some favorable evidentiary related rulings that may impact the outcome of this matter, and it is anticipated that a schedule will be set in the near future that will enable the Company to file legal arguments addressing the merits of this matter.

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

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate potential exposure and that the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

D. Critical Accounting Policies and Estimates

Reserves

Preparation of the Company’s condensed consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

The Company also engages an independent actuarial consultant to review the Company’s reserves and provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, and average severity methods described below. The Company also uses the paid loss development method to analyze losses and loss adjustment expense reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At March 31, 2011, the Company recorded its point estimate of approximately $990.7 million in losses and loss adjustment expenses liabilities which include approximately $310.9 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to March 31, 2011 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2011, the Company reported unfavorable development of approximately $1 million on the 2010 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2010 totaled approximately $1.0 billion.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Premiums

The Company’s insurance premiums are recognized as income in proportion to the amount of insurance protection provided over the term of the policies. Unearned premiums are carried as a liability on the consolidated balance sheets and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs to related unearned premiums, net of investment income. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required. The Company does not expect this to occur on any of its significant lines of business except Florida homeowners. The Company established a premium deficiency reserve for its Florida homeowners operations at December 31, 2010. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal by September 2012.

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

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as disclosed in Note 3 of Condensed Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at March 31, 2011 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At March 31, 2011, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flow from operations, as well as the reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses it generates during future periods. By prudent utilization of some or all of these actions, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

The effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2011 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2011 was 24.3%, compared to 24.7% for the same period in 2010. The Company’s effective tax rate for the period ended March 31, 2011 was lower than the statutory tax rate primarily as a result of tax exempt interest income earned, however, the effective tax rate for the entire year could differ from the rate for the three months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. As of December 31, 2010, the fair value of the Company’s reporting units exceeds their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of March 31, 2011.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the condensed consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations in the period of such determination; however, it is not expected to be material to the Company’s financial position.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenue

Net premiums earned and net premiums written for the three months ended March 31, 2011 decreased approximately 0.3% and increased approximately 0.9%, respectively, from the corresponding period in 2010. The increase in net premiums written is primarily due to a slight increase in the number of policies written and slightly higher average premiums per policy.

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

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Net premiums written	$658,217	$652,462
Change in unearned premium	(19,730)	(11,848)

Net premiums earned	$638,487	$640,614

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended March 31,
	2011	2010
Loss ratio	69.9%	67.2%
Expense ratio	28.3%	29.1%

Combined ratio	98.2%	96.3%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by unfavorable development of approximately $1 million and favorable development of approximately $20 million on prior accident years’ losses and loss adjustment expense reserves for the three months ended March 31, 2011 and 2010, respectively. Excluding the effect of estimated prior periods’ loss development, the loss ratio is generally consistent at 69.8% and 70.3% for the three months ended March 31, 2011 and 2010, respectively.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio decreased primarily due to the Company’s continuing cost reduction programs and decreased contingent commission expense.

During January 2011, the Company announced a workforce reduction of approximately 165 employees, primarily located in the California claims operations. Approximately $4 million of severance related expense was recognized during the first quarter of 2011. As a result, the Company expects annual cost savings of approximately $11 million beginning in the second quarter of 2011.

Combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense for the three months ended March 31, 2011 and 2010 were $18.7 million and $20.1 million, respectively. The decrease in tax expense resulted from the decrease in pre-tax income.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Average invested assets at cost (1)	$3,033,779	$3,126,280
Net investment income:
Before income taxes	$35,096	$35,886
After income taxes	$31,214	$32,197
Average annual yield on investments:
Before income taxes	4.6%	4.6%
After income taxes	4.1%	4.1%
Net realized investment gains	$28,690	$22,044

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $28.7 million and $22.0 million for the three months ended March 31, 2011 and 2010, respectively. Net realized investment gains include gains of $20.9 million and $18.9 million for the three months ended March 31, 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the three months ended March 31, 2011 arose from a $30.4 million increase in the market value of the Company’s equity securities offset by a $9.5 million decline in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was negatively affected by the overall municipal market decline. The primary cause of the gains from the Company’s equity securities was the continued improvement in the equity markets.

Net Income

Net income was $58.2 million or $1.06 per diluted share and $61.2 million or $1.12 per diluted share in the three months ended March 31, 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares each in the three month periods ended March 31, 2011 and 2010. Basic per share results were $1.06 and $1.12 in the three month periods ended March 31, 2011 and 2010, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.34 and $0.26 per basic share, and $0.34 and $0.26 per diluted share in the three month periods ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $445.9 million at March 31, 2011, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions. The Company anticipates utilizing $125 million of cash and short-term investments to repay the $125 million senior debt maturing on August 15, 2011.

Net cash provided by operating activities in the three months ended March 31, 2011 was $35.6 million, an increase of $2.7 million over the corresponding period in 2010. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2011 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$20,965
Due after one year through two years	66,613
Due after two years through three years	143,620
Due after three years through four years	80,028
Due after four years through five years	95,783

$407,009

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

The following table presents the composition of the total investment portfolio of the Company at March 31, 2011:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,069	$13,125
Municipal securities	2,312,900	2,312,591
Mortgage-backed securities	45,264	48,858
Corporate securities	83,948	86,567
Collateralized debt obligations	39,247	58,408

	2,494,428	2,519,549

Equity securities:
Common stock:
Public utilities	20,443	25,882
Banks, trusts and insurance companies	17,388	19,105
Industrial and other	291,801	337,912
Non-redeemable preferred stock	11,818	11,788

	341,450	394,687

Short-term investments	111,618	111,618

Total investments	$2,947,496	$3,025,854

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At March 31, 2011, 76.2% of the Company’s total investment portfolio at fair value and 91.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At March 31, 2011, 88.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in subprime lenders.

During the three months ended March 31, 2011, the Company recognized approximately $28.7 million in net realized investment gains, which primarily include $9.0 million in loss and $35.2 million in gain related to fixed maturity securities and equity securities, respectively. Included in the loss and gain were $9.5 million in loss and $30.4 million in gain due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of applying the fair value option.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.6 years (11.2 years including all short-term instruments) at March 31, 2011. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 6.6 years (6.4 years including all short-term instruments) at March 31, 2011, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.9 years (4.7 years including all short-term instruments) at March 31, 2011, including collateralized mortgage obligations with a modified duration of 2.3 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2010. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At March 31, 2011, fixed maturity holdings rated below investment grade and non-rated bonds totaled $133.7 million and $33.8 million, respectively, at fair value, and represented 5.3% and 1.3%, respectively, of total fixed maturity securities. At December 31, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $139.4 million and $34.9 million, respectively, at fair value, and represented 5.3% and 1.3%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2011 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2011, with 93.7% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.8% of fixed maturity securities at fair value experienced downgrades during the period, and 3.5% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline bond insurance carried on much of the municipal holdings. The majority of the downgrades was slight and still within the investment grade portfolio, although $5.1 million, at fair value, was downgraded to below investment grade during the quarter.

	March 31, 2011
	(Amounts in thousands)
	AAA	AA (1)	A (1)	BBB (1)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$6,801	$—	$—	$—	$—	$6,801
Government agency	6,324	—	—	—	—	6,324

Total	13,125	—	—	—	—	13,125

	100.0%					100.0%
Municipal securities:
Insured	7,231	562,230	587,450	159,568	44,258	1,360,737
Uninsured	201,890	298,347	270,969	147,353	33,295	951,854

Total	209,121	860,577	858,419	306,921	77,553	2,312,591

	9.0%	37.2%	37.1%	13.3%	3.4%	100.0%
Mortgage-backed securities:
Agencies	25,106	—	—	—	—	25,106
Non-agencies:
Prime	5,271	1,330	442	788	5,138	12,969
Alt-A	509	1,410	1,601	2,237	5,026	10,783

Total	30,886	2,740	2,043	3,025	10,164	48,858

	63.2%	5.6%	4.2%	6.2%	20.8%	100.0%
Corporate securities:
Communications	—	—	—	6,675	—	6,675
Consumer—cyclical	—	—	—	—	122	122
Energy	—	—	—	4,953	7,840	12,793
Basic materials	—	—	—	4,162	—	4,162
Financial	5,473	19,534	13,836	7,315	12,216	58,374
Utilities	—	—	—	3,332	1,109	4,441

Total	5,473	19,534	13,836	26,437	21,287	86,567

	6.3%	22.6%	16.0%	30.5%	24.6%	100.0%
Collateralized debt obligations:
Corporate—hybrid	—	—	—	—	58,408	58,408

Total	—	—	—	—	58,408	58,408

					100.0%	100.0%
Total	$258,605	$882,851	$874,298	$336,383	$167,412	$2,519,549

	10.3%	35.0%	34.7%	13.4%	6.6%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities

The Company had approximately $2.3 billion at fair value and at amortized cost in municipal bonds at March 31, 2011, of which approximately $1.4 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2011.

At March 31, 2011, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 14% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was AA-, with an underlying rating of A+. The remaining bond insurers credit ratings are non-rated or below investment grade, and the Company does not believe that they provide credit enhancement to the municipal bonds that they insure.

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

The Company owned $1.6 million at fair value of ARS at December 31, 2010. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs. At March 31, 2011, the Company had no holdings in ARS.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio consists of loans to “prime” borrowers except for $10.8 million and $11.5 million ($10.3 million and $10.7 million at amortized cost) of Alt-A mortgages at March 31, 2011 and December 31, 2010, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At March 31, 2011, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities is BBB and the weighted-average rating of the entire mortgage-backed securities portfolio is AA- at March 31, 2011.

(3) Corporate Securities

Included in fixed maturity securities are $86.6 million of corporate securities with a weighted-average rating of BBB+ and a duration of 3.9 years at March 31, 2011.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $58.4 million, which represent approximately 1.9% of the total investment portfolio and have a duration of 1.8 years at March 31, 2011.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net gain due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2011 was $30.4 million. The primary cause of the gains in the Company’s equity portfolio was the continued improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2011, 13.0% of the total investment portfolio at fair value was held in equity securities, compared to 11.4% at December 31, 2010.

Short-term investments

At March 31, 2011, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company has $125 million of senior notes, which are unsecured senior obligations with a 7.25% annual coupon payable on August 15 and February 15 each year commencing February 15, 2002. These notes mature on August 15, 2011. On December 16,

2010, the California DOI notified the Company that Mercury Casualty Company was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use a portion of the proceeds from the dividend to repay the senior notes.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of March 31, 2011, the Company was in compliance with these covenants.

The $120 million credit facility matures on January 1, 2012. The Company expects to either extend the credit facility, refinance the outstanding amount, or retire the debt using cash on hand and funds generated by operations or by selling securities in the investment portfolio.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at March 31, 2011, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.9 to 1.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2011, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2010. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 91.8% of its fixed maturity portfolio at March 31, 2011, at fair value, are broadly diversified geographically. 99.8% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2011:

States	Amounts	Average Rating
	(Amounts in thousands)
Texas	$352,356	AA-
California	256,810	A+
Florida	179,793	A+
Washington	142,769	AA-
Illinois	140,834	A+
Other states	1,240,029	A+

Total	$2,312,591

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 8.4% of the Company’s fixed maturity portfolio. 18.0% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at March 31, 2011. $87.9 million of the Company’s taxable fixed maturity securities, representing 3.5% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At March 31, 2011, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $382.9 million in common stocks and $11.8 million in non-redeemable preferred stocks. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

The common equity portfolio represents approximately 13.0% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.25 at March 31, 2011. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by $119.7 million or $239.4 million, respectively.

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

The value of the fixed maturity portfolio, which represents 83.3% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2011 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 4.9 years at March 31, 2011 compared to 4.7 years at December 31, 2010. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at March 31, 2011 would decrease by $124.1 million or $248.2 million, respectively.

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

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits incidental to its insurance business. In most of these actions, plaintiffs assert claims for punitive damages, which are not insurable under judicial decisions. The Company has established reserves for lawsuits in which the Company is able to estimate potential exposure and that the likelihood that the court will rule against the Company is probable. Additionally, from time to time, regulators may take actions to challenge the Company’s business practices. The Company vigorously defends actions, unless a reasonable settlement appears appropriate. An unfavorable ruling against the Company in the actions currently pending may have a material impact on the Company’s quarterly results of operations in the period of such ruling; however, none is expected to be material to the Company’s financial position. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A.	Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this report and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have not changed in any material respect.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 4, 2011	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer