Form 10-Q
period 2011-06-30
MERCURY GENERAL CORP
filed 2011-08-03
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

At July 29, 2011, the Registrant had issued and outstanding an aggregate of 54,826,927 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,496,686; $2,617,656)	$2,556,964	$2,652,280
Equity securities trading (cost $381,967; $336,757)	421,967	359,606
Short-term investments (cost $139,242; $143,378)	138,671	143,371

Total investments	3,117,602	3,155,257

Cash	305,057	181,388
Receivables:
Premiums	287,006	280,980
Accrued investment income	35,300	36,885
Other	11,287	10,076

Total receivables	333,593	327,941
Deferred policy acquisition costs	171,552	170,579
Fixed assets, net	185,075	196,505
Current income taxes	0	25,719
Deferred income taxes	22,509	26,499
Goodwill	42,850	42,850
Other intangible assets, net	56,870	60,124
Other assets	11,407	16,502

Total assets	$4,246,515	$4,203,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$980,984	$1,034,205
Unearned premiums	847,240	833,379
Notes payable	263,896	267,210
Accounts payable and accrued expenses	108,511	106,662
Current income taxes	15,863	0
Other liabilities	184,419	167,093

Total liabilities	2,400,913	2,408,549

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,822; 54,803	75,086	74,188
Additional paid-in capital	166	78
Accumulated other comprehensive loss	(631)	(740)
Retained earnings	1,770,981	1,721,289

Total shareholders’ equity	1,845,602	1,794,815

Total liabilities and shareholders’ equity	$4,246,515	$4,203,364

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Net premiums earned	$642,331	$642,717
Net investment income	36,009	36,475
Net realized investment gains (losses)	23,764	(27,713)
Other	4,443	2,180

Total revenues	706,547	653,659

Expenses:
Losses and loss adjustment expenses	451,338	439,609
Policy acquisition costs	122,829	126,325
Other operating expenses	55,098	70,516
Interest	1,669	1,851

Total expenses	630,934	638,301

Income before income taxes	75,613	15,358
Income tax expense (benefit)	18,362	(2,459)

Net income	$57,251	$17,817

Net income per share:
Basic	$1.04	$0.33
Diluted	$1.04	$0.32
Weighted average shares outstanding:
Basic	54,820	54,788
Diluted	54,837	54,833
Dividends declared per share	$0.60	$0.59

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues:
Net premiums earned	$1,280,818	$1,283,331
Net investment income	71,105	72,361
Net realized investment gains (losses)	52,454	(5,669)
Other	7,713	3,473

Total revenues	1,412,090	1,353,496

Expenses:
Losses and loss adjustment expenses	897,799	870,231
Policy acquisition costs	244,633	255,307
Other operating expenses	113,770	127,840
Interest	3,364	3,470

Total expenses	1,259,566	1,256,848

Income before income taxes	152,524	96,648
Income tax expense	37,047	17,652

Net income	$115,477	$78,996

Net income per share:
Basic	$2.11	$1.44
Diluted	$2.11	$1.44
Weighted average shares outstanding:
Basic	54,814	54,786
Diluted	54,834	54,821
Dividends declared per share	$1.20	$1.18

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Net income	$57,251	$17,817
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	26	(156)

Other comprehensive income (loss), before tax	26	(156)
Income tax expense (benefit) related to gains (losses) on hedging instrument	10	(55)

Comprehensive income, net of tax	$57,267	$17,716

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Net income	$115,477	$78,996
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	169	(309)

Other comprehensive income (loss), before tax	169	(309)
Income tax expense (benefit) related to gains (losses) on hedging instrument	60	(108)

Comprehensive income, net of tax	$115,586	$78,795

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,477	$78,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,574	17,081
Net realized investment (gains) losses	(52,454)	5,669
Bond amortization (accretion), net	2,704	(1,201)
Excess tax benefit from exercise of stock options	(32)	(42)
Increase in premiums receivable	(6,026)	(3,124)
Decrease in current and deferred income taxes	45,546	14,322
(Increase) decrease in deferred policy acquisition costs	(973)	1,972
Decrease in unpaid losses and loss adjustment expenses	(53,221)	(53,557)
Increase in unearned premiums	13,861	313
Increase in accounts payable and accrued expenses	5,021	16,763
Share-based compensation	314	396
Increase (decrease) in other payables	2,113	(25,695)
Other, net	154	151

Net cash provided by operating activities	93,058	52,044

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(183,740)	(188,227)
Sales	149,716	74,220
Calls or maturities	150,979	150,636
Equity securities available-for-sale in nature:
Purchases	(230,301)	(105,791)
Sales	191,342	75,411
Net increase in payable for securities	14,595	135
Net decrease in short-term investments	3,826	51,743
Purchase of fixed assets	(9,584)	(15,307)
Sale and write-off of fixed assets	2,453	66
Other, net	6,436	3,165

Net cash provided by investing activities	95,722	46,051

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(65,784)	(64,651)
Excess tax benefit from exercise of stock options	32	42
Proceeds from stock options exercised	641	475

Net cash used in financing activities	(65,111)	(64,134)

Net increase in cash	123,669	33,961
Cash:
Beginning of the year	181,388	185,505

End of year	$305,057	$219,466

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$3,282	$3,257
Income taxes (received) paid	$(8,499)	$3,330
Net realized gains from sale of investments	$11,313	$4,978

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

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2011 and the results of operations, comprehensive income, and cash flows for the periods presented. Operating results and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Earnings per Share

Potentially dilutive securities representing approximately 110,000 and 77,000 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 106,000 and 94,000 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

2. Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued a new standard which develops a single and converged guidance on how to measure fair value and on required disclosures about fair value measurements. While the new standard is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments. The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts, and will be effective for fiscal years and interim periods beginning after December 15, 2011. The Company is evaluating the impact of adoption of the new standard on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Assets
Investments	$3,117,602	$3,155,257
Interest rate swap agreements	$902	$4,240
Liabilities
Interest rate swap agreements	$2,010	$3,042
Equity contracts	$2,049	$2,776
Secured notes	$137,804	$138,332
Unsecured note	$125,764	$128,280

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

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at June 30, 2011 and December 31, 2010 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

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

The following table presents gains (losses) due to changes in fair value for items measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Fixed maturity securities	$33,879	$14,350	$24,309	$27,617
Equity securities	(13,237)	(44,241)	17,151	(38,516)
Short-term investments	(45)	(646)	(26)	(699)

Total	$20,597	$(30,537)	$41,434	$(11,598)

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At June 30, 2011 and December 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

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

Level 3 Measurements - Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.

Municipal securities: Comprised of certain distressed municipal securities for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable. Included in this category are auction rate securities (“ARS”).

Collateralized debt obligations: Valued based on underlying debt instruments and the appropriate benchmark spread for similar assets in active markets, taking into consideration unobservable inputs related to liquidity assumptions.

The Company’s total financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains (losses) in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$13,887	$0	$0	$13,887
Municipal securities	0	2,355,028	0	2,355,028
Mortgage-backed securities	0	45,006	0	45,006
Corporate securities	0	87,319	0	87,319
Collateralized debt obligations	0	0	55,724	55,724
Equity securities:
Common stock:
Public utilities	29,873	0	0	29,873
Banks, trusts and insurance companies	17,821	0	0	17,821
Industrial and other	362,041	0	0	362,041
Non-redeemable preferred stock	0	12,232	0	12,232
Short-term bonds	0	11,966	0	11,966
Money market instruments	126,070	0	0	126,070
Equity contracts	635	0	0	635
Interest rate swap agreements	0	902	0	902

Total assets at fair value	$550,327	$2,512,453	$55,724	$3,118,504

Liabilities
Equity contracts	$2,049	$0	$0	$2,049
Interest rate swap agreements	0	2,010	0	2,010

Total liabilities at fair value	$2,049	$2,010	$0	$4,059

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,805	$0	$0	$8,805
Municipal securities	0	2,433,589	1,624	2,435,213
Mortgage-backed securities	0	57,367	0	57,367
Corporate securities	0	95,203	0	95,203
Collateralized debt obligations	0	0	55,692	55,692
Equity securities:
Common stock:
Public utilities	27,214	0	0	27,214
Banks, trusts and insurance companies	20,521	0	0	20,521
Industrial and other	302,103	0	0	302,103
Non-redeemable preferred stock	0	9,768	0	9,768
Short-term bonds	0	17,043	0	17,043
Money market instruments	126,328	0	0	126,328
Interest rate swap agreements	0	4,240	0	4,240

Total assets at fair value	$484,971	$2,617,210	$57,316	$3,159,497

Liabilities
Equity contracts	$2,776	$0	$0	$2,776
Interest rate swap agreements	0	3,042	0	3,042

Total liabilities at fair value	$2,776	$3,042	$0	$5,818

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$58,408	$1,797	$54,531
Realized losses included in earnings	0	(2,684)	(440)	(2,355)
Purchase	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	(4,591)

Ending Balance	$0	$55,724	$1,357	$47,585

The amount of total losses for the period included in earnings attributable to assets still held at June 30	$0	$(2,684)	$(440)	$(2,355)

	Six Months Ended June 30,
	2011		2010
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$1,624	$55,692	$3,322	$47,473
Realized gains (losses) included in earnings	39	32	(375)	4,703
Purchase	0	0	0	0
Sales	(1,663)	0	(1,590)	0
Issuances	0	0	0	0
Settlements	0	0	0	(4,591)

Ending Balance	$0	$55,724	$1,357	$47,585

The amount of total gains (losses) for the period included in earnings attributable to assets still held at June 30	$0	$32	$(351)	$4,703

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2011 and 2010.

At June 30, 2011, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap agreement terminates on August 15, 2011. The swap is designated as a fair value hedge and qualifies for the shortcut method as the hedge is deemed to have no ineffectiveness. The fair market value of the interest rate swap was $0.9 million as of June 30, 2011, and has been recorded in other assets in the consolidated balance sheets with a corresponding increase in notes payable. The Company includes the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Three Months Ended June 30,
	2011		2010
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(1,707)	$1,707	$(961)	$961

Income Statement Classification	Six Months Ended June 30,
	2011		2010
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(3,338)	$3,338	$(1,454)	$1,454

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $1.0 million as of June 30, 2011, and has been reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the six months ended June 30, 2011 and 2010.

Fair value amounts, and gains and losses on derivative instruments

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$902	$4,240	$(970)	$(1,139)

Non-hedging derivatives
Interest rate contracts - Other liabilities	$0	$0	$(1,040)	$(1,903)
Equity contracts - Short-term investments (Other liabilities)	635	0	(2,049)	(2,776)

Total non-hedging derivatives	$635	$0	$(3,089)	$(4,679)

Total derivatives	$1,537	$4,240	$(4,059)	$(5,818)

The Effect of Derivative Instruments on the Statements of Operations

Derivatives Contracts for Fair Value Hedges	Loss Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Interest expense	$(1,815)	$(1,641)	$(3,583)	$(3,482)

	Gain (loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Contracts for Cash Flow Hedges	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Other comprehensive income	$26	$(156)	$169	$(309)

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Other revenue	$432	$(189)	$863	$(853)
Equity contracts - Net realized investment gains	2,262	2,721	4,734	3,295

Total	$2,694	$2,532	$5,597	$2,442

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three or six months ended June 30, 2011 and 2010.

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2011. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of June 30, 2011 and December 31, 2010.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of June 30, 2011:
Customer relationships	$51,755	$(12,222)	$39,533
Trade names	15,400	(1,604)	13,796
Software and technology	4,850	(1,625)	3,225
Favorable leases	1,725	(1,409)	316

Total intangible assets, net	$73,730	$(16,860)	$56,870

As of December 31, 2010:
Customer relationships	$51,755	$(9,767)	$41,988
Trade names	15,400	(1,283)	14,117
Software and technology	4,850	(1,410)	3,440
Favorable leases	1,725	(1,146)	579

Total intangible assets, net	$73,730	$(13,606)	$60,124

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.6 million and 3.3 million for the three and six months ended June 30, 2011, respectively. The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2011:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2011	$3,121
2012	6,160
2013	5,986
2014	5,980
2015	5,980
Thereafter	29,643

Total	$56,870

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

Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees in March 2011. The restricted stock units vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2013 achieves the 2011 defined threshold performance levels established by the Compensation Committee. The aggregate target number of shares of common stock for which the restricted stock units may vest is 80,000. However, the restricted stock units may vest for up to 120,000 shares of common stock based upon the extent to which the Company’s three-year performance exceeds the target established by the Compensation Committee. The Compensation Committee granted 55,000 shares of restricted stock and restricted stock units in 2010 which will vest at the end of a three-year performance period ending December 31, 2012 if, and to the extent that, the Company’s cumulative underwriting income during the three-year performance period ending December 31, 2012 achieves the 2010 defined threshold performance levels.

The fair value of the restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimates that performance goals will be achieved. If such goals are not met as of the end of the three-year performance period, no compensation cost would be recognized and any previously recognized compensation cost would be reversed.

9. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more- likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

There was a $1.2 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2011. The increase was the result of tax positions taken based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2009 for federal taxes and 2003 through 2009 for California state taxes. Tax years 2005 through 2009 are currently under examination by the Internal Revenue Service.

The Company has been examined by the California Franchise Tax Board (“FTB”) for tax years 2001 through 2006. While the FTB has formally withdrawn the Notices of Proposed Assessment for tax years 2001 and 2002, it has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. Management disagrees with the assessments and believes that the resolution will not have a material impact on the condensed consolidated financial statements.

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

At June 30, 2011, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

B. Business

The Company is primarily engaged in writing automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. These policies are mostly sold through independent agents and brokers who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that provide the Company with advantages over its competitors. The Company views its agent relationships and its underwriting and claims handling processes as its primary competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the six months ended June 30, 2011 and 2010 by state and line of business were:

Six Months Ended June 30, 2011

(Amounts in thousands)

	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$806,491	$29,850	$115,275	$27,749	$979,365	75.5%
Florida	86,118	7,685	4,927	4,837	103,567	8.0%
Texas	31,448	2,510	835	11,064	45,857	3.5%
New Jersey	44,088	—	970	258	45,316	3.5%
Other states	90,522	3,405	16,944	11,488	122,359	9.5%

Total	$1,058,667	$43,450	$138,951	$55,396	$1,296,464	100.0%

	81.7%	3.3%	10.7%	4.3%	100.0%

Six Months Ended June 30, 2010

(Amounts in thousands)

	Private Passenger Auto	Commercial Auto	Homeowners	Other Lines	Total
California	$822,151	$32,536	$108,256	$27,762	$990,705	77.0%
Florida	76,046	6,915	6,290	3,106	92,357	7.2%
Texas	32,958	2,891	682	8,367	44,898	3.5%
New Jersey	43,164	—	348	211	43,723	3.4%
Other states	88,728	3,565	11,912	9,868	114,073	8.9%

Total	$1,063,047	$45,907	$127,488	$49,314	$1,285,756	100.0%

	82.7%	3.6%	9.9%	3.8%	100.0%

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

State	Exam Type	Period Under Review	Status
CA	Market Conduct	Dec 2009 - Nov 2010	Received a preliminary notice of claims examination.

IL	Market Conduct	Jul 2009 - Jun 2010	Final report issued on June 16, 2011.

IL	Financial	2005 to 2009	Final report issued on June 16, 2011.

OK	Financial	2008 to 2010	Field work began May 23, 2011

OK	Market Conduct	2008 to 2010	Field work began March 15, 2011.

CA	Financial	2008 to 2010	Field work began January 31, 2011.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company and none of the findings reported to date is expected to be material to the Company’s financial position.

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On

April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The Company has not received any response from the California DOI regarding the Company’s Statement of Compliance and Notice of Defense. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While this matter has been the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004, the Company has received some favorable evidentiary related rulings from the administrative law judge that may impact the outcome of this matter. On June 17, 2011, the Company filed a number of motions in response to the 2004 NNC, and the California DOI’s opposition is due August 12, 2011.

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

At June 30, 2011, the Company recorded its point estimate of approximately $981.0 million in losses and loss adjustment expenses liabilities which include approximately $324.1 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to June 30, 2011 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2011, the Company reported unfavorable development of approximately $10 million on the 2010 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2010 totaled approximately $1.0 billion. The unfavorable development in 2011 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2010.

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

Investments

The Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, is actively traded on national exchanges or trading markets, and is valued at the last transaction price on the balance sheet dates.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at June 30, 2011 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At June 30, 2011, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

Management’s recoverability assessment with regards to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

The effective income tax rate for the year could be different from the effective tax rate for the three or six months ended June 30, 2011 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2011 was 24.3%, compared to 18.3% for the same period in 2010. The increase in the effective tax rate is mainly due to a decrease in tax exempt investment income relative to taxable income. The Company’s effective tax rate for the six months ended June 30, 2011 was lower than the statutory tax rate primarily as a result of tax exempt interest income earned. However, the effective tax rate for the entire year could differ from the rate for the six months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of December 31, 2010, the fair value of the Company’s reporting units exceeds their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of June 30, 2011.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the condensed notes to consolidated financial statements where required. While it is not possible to know with certainty the ultimate outcome of contingent liabilities, an unfavorable result may have a material impact on the Company’s quarterly results of operations in the period of such determination; however, it is not expected to be material to the Company’s financial position.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Revenue

Net premiums earned and net premiums written for the three months ended June 30, 2011 decreased approximately 0.1% and increased approximately 0.8%, respectively, from the corresponding period in 2010. The increase in net premiums written is primarily due to a slight increase in the number of policies written and slightly higher average premiums per policy.

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

	$ 636,294	$ 636,294
	Three Months Ended June 30,
	2011	2010
	(Amounts in thousands)
Net premiums written	$636,294	$631,113
Change in unearned premium	6,037	11,604

Net premiums earned	$642,331	$642,717

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	2011	2011
	Three Months Ended June 30,
	2011	2010
Loss ratio	70.3%	68.4%
Expense ratio	27.7%	30.6%

Combined ratio	98.0%	99.0%

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The increase in the loss ratio for the three months ended June 30, 2011 compared to the same period in 2010 resulted primarily from unfavorable development on prior periods reserves in 2011 compared to favorable development in 2010.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2010 was impacted by contributions made in support of a California legislative initiative totaling $12.1 million and would have been 28.7% without those financial contributions. Additionally, the expense ratio decreased in 2011 as a result of decreased consulting, advertising, and information technology expenditures.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense (benefit) was $18.4 million and $(2.5) million for the three months ended June 30, 2011 and 2010, respectively. The increase resulted primarily from investment portfolio net realized gains of $23.8 million compared to net realized losses of $27.7 million during the three months ended June 30, 2011 and 2010, respectively.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2011	2010
	(Amounts in thousands)
Average invested assets at cost (1)	$2,991,174	$3,092,652
Net investment income:
Before income taxes	$36,009	$36,475
After income taxes	$31,880	$32,599
Average annual yield on investments:
Before income taxes	4.8%	4.7%
After income taxes	4.3%	4.2%
Net realized investment gains (losses)	$23,764	$(27,713)

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $23.8 million and net realized investment losses of $27.7 million for the three months ended June 30, 2011 and 2010, respectively. Net realized investment gains (losses) include gains of $20.6 million and losses of $30.5 million for the three months ended June 30, 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the three months ended June 30, 2011 arose primarily from a $33.9 million increase in the market value of the Company’s fixed maturity securities offset by a $13.2 million decline in the market value of the Company’s equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended June 30, 2011. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets for the three months ended June 30, 2011.

Net Income

Net income was $57.3 million or $1.04 per diluted share and $17.8 million or $0.32 per diluted share in the three months ended June 30, 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares in each of the three months ended June 30, 2011 and 2010. Basic per share results were $1.04 and $0.33 in the three months ended June 30, 2011 and 2010, respectively. Included in net income per share were net realized investment gains (losses), net of income taxes, of $0.28 and $(0.33) per share (basic and diluted) in the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenue

Net premiums earned and net premiums written for the six months ended June 30, 2011 decreased approximately 0.2% and increased approximately 0.9%, respectively, from the corresponding period in 2010. The increase in net premiums written is primarily due to a slight increase in the number of policies written and slightly higher average premiums per policy.

The following is a reconciliation of total Company net premiums written to net premiums earned:

	$ 1,294,511	$ 1,294,511
	Six Months Ended June 30,
	2011	2010
	(Amounts in thousands)
Net premiums written	$1,294,511	$1,283,575
Change in unearned premium	(13,693)	(244)

Net premiums earned	$1,280,818	$1,283,331

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	2011	2011
	Six Months Ended June 30,
	2011	2010
Loss ratio	70.1%	67.8%
Expense ratio	28.0%	29.9%

Combined ratio	98.1%	97.7%

The loss ratio was affected by unfavorable development of approximately $10 million and favorable development of approximately $22 million on prior accident years’ losses and loss adjustment expense reserves for the six months ended June 30, 2011 and 2010, respectively. The unfavorable development in 2011 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2010. Excluding the effect of estimated prior periods’ loss development, the loss ratio is generally consistent at 69.3% and 69.5% for the six months ended June 30, 2011 and 2010, respectively.

The expense ratio for the six months ended June 30, 2010 was impacted by contributions made in support of a California legislative initiative totaling $12.1 million and would have been 28.9% without those financial contributions. Additionally, the expense ratio decreased in 2011 as a result of decreased consulting, advertising, and information technology expenditures.

Income tax expense was $37.0 million and $17.7 million for the six months ended June 30, 2011 and 2010, respectively. The increase resulted primarily from investment portfolio net realized gains of $52.5 million compared to net realized losses of $5.7 million during the six months ended June 30, 2011 and 2010, respectively.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2011	2010
	(Amounts in thousands)
Average invested assets at cost (1)	$3,021,760	$3,112,463
Net investment income:
Before income taxes	$71,105	$72,361
After income taxes	$63,094	$64,797
Average annual yield on investments:
Before income taxes	4.7%	4.7%
After income taxes	4.2%	4.2%
Net realized investment gains (losses)	$52,454	$(5,669)

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $52.5 million and net realized investment losses of $5.7 million for the six months ended June 30, 2011 and 2010, respectively. Net realized investment gains (losses) include gains of $41.4 million and losses of $11.6 million for the six months ended June 30, 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The gains for the six months ended June 30, 2011 arose primarily from $24.3 million and $17.2 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the six months ended June 30, 2011. The primary cause of the gains from the Company’s equity securities was the overall improvement in the equity markets.

Net Income

Net income was $115.5 million or $2.11 per diluted share and $79.0 million or $1.44 per diluted share in the six months ended June 30, 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares for six months ended June 30, 2011 and 2010. Basic per share results were $2.11 and $1.44 in the six months ended June 30, 2011 and 2010, respectively. Included in net income per share were net realized investment gains (losses), net of income taxes, of $0.62 and $(0.07) per share (basic and diluted) in the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $443.7 million at June 30, 2011, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the six months ended June 30, 2011 was $93.1 million, an increase of $41.0 million compared to the corresponding period in 2010. This increase was primarily due to the decreased payment of operating expenses. The Company has reduced consulting, advertising, and information technology expenditures in 2011. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2011 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$24,024
Due after one year through two years	70,039
Due after two years through three years	124,834
Due after three years through four years	77,458
Due after four years through five years	102,163

$398,518

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

The following table presents the composition of the total investment portfolio of the Company at June 30, 2011:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,790	$13,887
Municipal securities	2,319,456	2,355,028
Mortgage-backed securities	40,073	45,006
Corporate securities	84,120	87,319
Collateralized debt obligations	39,247	55,724

	2,496,686	2,556,964

Equity securities:
Common stock:
Public utilities	24,350	29,873
Banks, trusts and insurance companies	17,267	17,821
Industrial and other	328,532	362,041
Non-redeemable preferred stock	11,818	12,232

	381,967	421,967

Short-term investments	139,242	138,671

Total investments	$3,017,895	$3,117,602

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At June 30, 2011, 75.4% of the Company’s total investment portfolio at fair value and 91.9% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At June 30, 2011, 90.9% of short-term investments consisted of highly rated short-

duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

During the six months ended June 30, 2011, the Company recognized $52.5 million in net realized investment gains, which mainly include gains of $24.3 million and $23.4 million related to fixed maturity and equity securities, respectively. Included in the gains were $24.3 million and $17.2 million in gains due to changes in the fair value of the Company’s fixed maturity security portfolio and equity security portfolio, respectively, as a result of applying the fair value option.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.8 years (11.2 years including short-term instruments) at June 30, 2011. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 5.7 years (5.4 years including short-term instruments) at June 30, 2011, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 4.3 years (4.1 years including short-term instruments) at June 30, 2011, including collateralized mortgage obligations with a modified duration of 2.4 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2010. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At June 30, 2011, fixed maturity holdings rated below investment grade and non-rated bonds totaled $147.0 million and $21.9 million, respectively, at fair value, and represented 5.8% and 0.9%, respectively, of total fixed maturity securities. At December 31, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $139.4 million and $34.9 million, respectively, and represented 5.3% and 1.3%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at June 30, 2011 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the six months ended June 30, 2011, with 95.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.7% experienced upgrades during the period, partially offset by 2.1% in credit downgrades. The majority of the downgrades was slight and still within the investment grade portfolio, except for approximately $7.2 million at fair value that were downgraded to below investment grade during the quarter.

	June 30, 2011
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$9,682	$—	$—	$—	$—	$9,682
Government agency	4,205	—	—	—	—	4,205

Total	13,887	—	—	—	—	13,887

	100.0%					100.0%
Municipal securities:
Insured	5,964	611,241	564,898	138,895	44,710	1,365,708
Uninsured	211,241	309,252	294,496	137,410	36,921	989,320

Total	217,205	920,493	859,394	276,305	81,631	2,355,028

	9.2%	39.1%	36.5%	11.7%	3.5%	100.0%
Mortgage-backed securities:
Agencies	22,184	—	—	—	—	22,184
Non-agencies:
Prime	4,949	1,287	14	461	5,456	12,167
Alt-A	48	1,848	1,591	1,381	5,787	10,655

Total	27,181	3,135	1,605	1,842	11,243	45,006

	60.4%	6.9%	3.6%	4.1%	25.0%	100.0%
Corporate securities:
Communications	—	—	—	6,751	—	6,751
Consumer - cyclical	—	—	—	—	116	116
Energy	—	—	—	5,054	7,757	12,811
Basic materials	—	—	—	4,204	—	4,204
Financial	5,559	18,578	16,290	7,271	12,004	59,702
Utilities	—	—	—	3,300	435	3,735

Total	5,559	18,578	16,290	26,580	20,312	87,319

	6.4%	21.3%	18.7%	30.4%	23.2%	100.0%
Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	55,724	55,724

Total	—	—	—	—	55,724	55,724

					100.0%	100.0%
Total	$263,832	$942,206	$877,289	$304,727	$168,910	$2,556,964

	10.3%	36.8%	34.3%	11.9%	6.6%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had approximately $36 million at fair value in U.S. government bonds and agencies and mortgage-backed securities (agencies). Major rating agencies have put obligations backed by the U.S. government on ratings watch with the possibility of downgrades below the current AAA rating. Whether there will be an actual downgrade and what the impact of downgrade would be are unknown. However, it could result in higher market interest rates on government securities which could have a negative impact on the fair values of any securities currently held by the Company.

(1) Municipal Securities

The Company had approximately $2.4 billion at fair value ($2.3 billion at amortized cost) in municipal bonds at June 30, 2011, of which approximately $1.4 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at June 30, 2011.

At June 30, 2011, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 18% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was AA-, with an underlying rating of A. The remaining bond insurers’ credit ratings are non-rated or below investment grade, and the Company does not believe that they provide credit enhancement to the municipal bonds that they insure.

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

The Company owned $1.6 million at fair value of ARS at December 31, 2010. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs. At June 30, 2011, the Company had no holdings in ARS.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio consists of loans to “prime” borrowers except for $10.7 million and $11.5 million ($9.6 million and $10.7 million at amortized cost) of Alt-A mortgages at June 30, 2011 and December 31, 2010, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At June 30, 2011, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities is BBB- and the weighted-average rating of the entire mortgage-backed securities portfolio is A+ at June 30, 2011.

(3) Corporate Securities

Included in fixed maturity securities are $87.3 million of corporate securities with a weighted-average rating of BBB+ and a duration of 3.9 years at June 30, 2011.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $55.7 million, which represent approximately 1.8% of the total investment portfolio and have a duration of 1.5 years at June 30, 2011.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net gains due to changes in fair value of the Company’s equity portfolio during the six months ended June 30, 2011 were $17.2 million. The primary cause of the gains on the Company’s equity securities was the overall increase in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2011, 13.5% of the total investment portfolio at fair value was held in equity securities, compared to 11.4% at December 31, 2010.

Short-term investments

At June 30, 2011, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company has $125 million of 7.25% senior notes that mature on August 15, 2011. On December 16, 2010, the California DOI notified the Company that Mercury Casualty Company was authorized to pay a $270 million extraordinary dividend to Mercury General in 2011. Mercury General intends to use a portion of the proceeds from the dividend to repay the senior notes.

The Company has a $120 million credit facility and an $18 million bank loan that contain certain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. As of June 30, 2011, the Company was in compliance with these covenants.

The $120 million credit facility matures on January 1, 2012. The Company expects to either extend the credit facility, refinance the outstanding amount, or retire the debt using cash on hand and funds generated by operations or by selling securities in the investment portfolio.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at June 30, 2011, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.8 to 1.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2011, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2010. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 92.1% of its fixed maturity portfolio at June 30, 2011, at fair value, are broadly diversified geographically. 99.8% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2011:

States	Amounts	Average Rating
(Amounts in thousands)
Texas	$365,724	AA-
California	270,085	A+
Florida	162,256	A+
Illinois	147,031	A+
Washington	146,180	AA-
Other states	1,263,752	A+

Total	$2,355,028

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 8.1% of the Company’s fixed maturity portfolio. 17.4% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at June 30, 2011. 41.1% of the Company’s taxable fixed maturity securities, representing 3.3% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At June 30, 2011, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $409.7 million in common stocks and $12.2 million in non-redeemable preferred stocks. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

Common stocks represent 13.1% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.20 at June 30, 2011. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by $122.9 million or $245.8 million, respectively.

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

The value of the fixed maturity portfolio, which represents 82.0% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2011 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 4.3 years at June 30, 2011 compared to 4.7 years at December 31, 2010. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at June 30, 2011 would decrease by $110.5 million or $221.0 million, respectively.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 3, 2011	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer