Form 10-Q
period 2011-09-30
MERCURY GENERAL CORP
filed 2011-11-02
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

At October 28, 2011, the Registrant had issued and outstanding an aggregate of 54,837,927 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,381,040; $2,617,656)	$2,466,857	$2,652,280
Equity securities trading (cost $368,856; $336,757)	321,847	359,606
Short-term investments (cost $251,751; $143,378)	248,857	143,371

Total investments	3,037,561	3,155,257

Cash	209,763	181,388
Receivables:
Premiums	298,184	280,980
Accrued investment income	33,976	36,885
Other	10,203	10,076

Total receivables	342,363	327,941
Deferred policy acquisition costs	174,633	170,579
Fixed assets, net	179,977	196,505
Current income taxes	0	25,719
Deferred income taxes	45,511	26,499
Goodwill	42,850	42,850
Other intangible assets, net	55,298	60,124
Other assets	8,661	16,502

Total assets	$4,096,617	$4,203,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$978,725	$1,034,205
Unearned premiums	866,207	833,379
Notes payable	138,000	267,210
Accounts payable and accrued expenses	105,855	106,662
Current income taxes	15,570	0
Other liabilities	182,773	167,093

Total liabilities	2,287,130	2,408,549

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,827; 54,803	75,370	74,188
Additional paid-in capital	352	78
Accumulated other comprehensive loss	(539)	(740)
Retained earnings	1,734,304	1,721,289

Total shareholders’ equity	1,809,487	1,794,815

Total liabilities and shareholders’ equity	$4,096,617	$4,203,364

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
Net premiums earned	$643,626	$642,558
Net investment income	35,526	35,992
Net realized investment (losses) gains	(66,919)	86,439
Other	3,508	1,761

Total revenues	615,741	766,750

Expenses:
Losses and loss adjustment expenses	458,530	440,566
Policy acquisition costs	121,016	125,001
Other operating expenses	53,027	63,711
Interest	1,286	1,633

Total expenses	633,859	630,911

(Loss) income before income taxes	(18,118)	135,839
Income tax (benefit) expense	(14,336)	38,990

Net (loss) income	$(3,782)	$96,849

Net (loss) income per share:
Basic	$(0.07)	$1.77
Diluted(1)	$(0.07)	$1.77
Weighted average shares outstanding:
Basic	54,826	54,795
Diluted(1)	54,826	54,817
Dividends paid per share	$0.60	$0.59

(1)	The dilutive impact of incremental shares for 2011 is excluded from loss position in accordance with U.S. generally accepted accounting principles.

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues:
Net premiums earned	$1,924,444	$1,925,889
Net investment income	106,631	108,353
Net realized investment (losses) gains	(14,465)	80,770
Other	11,221	5,234

Total revenues	2,027,831	2,120,246

Expenses:
Losses and loss adjustment expenses	1,356,329	1,310,797
Policy acquisition costs	365,649	380,308
Other operating expenses	166,797	191,551
Interest	4,650	5,103

Total expenses	1,893,425	1,887,759

Income before income taxes	134,406	232,487
Income tax expense	22,711	56,642

Net income	$111,695	$175,845

Net income per share:
Basic	$2.04	$3.21
Diluted	$2.04	$3.21
Weighted average shares outstanding:
Basic	54,818	54,789
Diluted	54,835	54,821
Dividends paid per share	$1.80	$1.77

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Net (loss) income	$(3,782)	$96,849
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	141	(111)

Other comprehensive income (loss), before tax	141	(111)
Income tax expense (benefit) related to gains (losses) on hedging instrument	49	(39)

Comprehensive (loss) income, net of tax	$(3,690)	$96,777

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Net income	$111,695	$175,845
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	310	(420)

Other comprehensive income (loss), before tax	310	(420)
Income tax expense (benefit) related to gains (losses) on hedging instrument	109	(147)

Comprehensive income, net of tax	$111,896	$175,572

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,695	$175,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,596	29,672
Net realized investment losses (gains)	14,465	(80,770)
Bond amortization (accretion), net	4,071	(428)
Excess tax benefit from exercise of stock options	(40)	(60)
Increase in premiums receivables	(17,204)	(13,934)
Decrease in current and deferred income taxes	22,209	40,611
Increase in deferred policy acquisition costs	(4,054)	(556)
Decrease in unpaid losses and loss adjustment expenses	(55,480)	(68,185)
Increase in unearned premiums	32,829	12,406
Increase in accounts payable and accrued expenses	1,967	26,097
Share-based compensation	606	804
Increase (decrease) in other payables	24,659	(21,105)
Other, net	4,433	(973)

Net cash provided by operating activities	170,752	99,424

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(265,648)	(355,207)
Sales	195,551	145,838
Calls or maturities	294,230	232,274
Equity securities available-for-sale in nature:
Purchases	(292,972)	(172,788)
Sales	268,783	151,440
Calls	0	4,826
Net (decrease) increase in payable for securities	(5,122)	4,188
Net increase in short-term investments	(109,175)	(6,085)
Purchase of fixed assets	(12,613)	(22,143)
Sale and write-off of fixed assets	(1,730)	170
Other, net	9,149	3,582

Net cash provided by (used in) investing activities	80,453	(13,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(98,680)	(96,981)
Excess tax benefit from exercise of stock options	40	60
Proceeds from stock options exercised	810	691
Payment to retire senior notes	(125,000)	0

Net cash used in financing activities	(222,830)	(96,230)

Net increase in cash	28,375	(10,711)
Cash:
Beginning of the year	181,388	185,505

End of period	$209,763	$174,794

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$5,286	$5,457
Income taxes paid	$503	$16,031
Net realized gains from sale of investments	$7,528	$4,931

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2011 and the results of operations, comprehensive income, and cash flows for the periods presented. Operating results and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Earnings per Share

Potentially dilutive securities representing approximately 133,000 and 102,000 shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and 115,000 and 98,000 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

2. Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which amends the current guidance on testing goodwill for impairment. Under the revised guidance, the two-step goodwill impairment test is not required if entities qualitatively determine that, more likely than not, the fair value exceeds the carrying amount of a reporting unit. The new standard does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to assess goodwill annually for impairment. The amendment will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company has elected to early adopt the standard and will perform its assessment for the fiscal year ending December 31, 2011. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

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

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts, and will be effective for fiscal years and interim periods beginning after December 15, 2011 and may be applied either prospectively or retrospectively. The Company is evaluating the impact of adoption of the new standard on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Amounts in thousands)
Assets
Investments	$3,037,561	$3,155,257
Interest rate swap agreements	$0	$4,240
Liabilities
Interest rate swap agreements	$1,348	$3,042
Equity contracts	$625	$2,776
Secured notes	$138,000	$138,332
Unsecured note	$0	$128,280

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

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay or receive at September 30, 2011 and December 31, 2010 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Secured notes

The fair value of the Company’s $120 million and $18 million secured notes is estimated based on assumptions and inputs, such as reset rates and the market value of underlying collateral, for similarly termed notes that are observable in the market. Effective August 4, 2011, the Company extended the maturity date of the $120 million credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR rate plus 40 basis points.

Unsecured note

The fair value of the Company’s publicly traded $125 million unsecured note is based on the unadjusted quoted price for similar notes in active markets. The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently.

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

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Fixed maturity securities	$25,525	$46,316	$49,834	$73,933
Equity securities	(87,009)	40,720	(69,858)	2,204
Short-term investments	(2,828)	611	(2,854)	(88)

Total	$(64,312)	$87,647	$(22,878)	$76,049

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

•     Either directly or indirectly observable inputs as of the reporting date.

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

The Company obtained unadjusted fair values on approximately 99% of its portfolio from an independent pricing service. For approximately 1% of its portfolio, the Company obtained specific unadjusted broker quotes from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2011.

Level 1 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that realistic fair values are used in pricing the investment portfolio.

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

Municipal securities: Valued based on models or matrices using inputs such as quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At September 30, 2011 and December 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,257	$0	$0	$14,257
Municipal securities	0	2,290,330	0	2,290,330
Mortgage-backed securities	0	41,172	0	41,172
Corporate securities	0	77,231	0	77,231
Collateralized debt obligations	0	0	43,867	43,867
Equity securities:
Common stock:
Public utilities	24,549	0	0	24,549
Banks, trusts and insurance companies	14,736	0	0	14,736
Industrial and other	270,991	0	0	270,991
Non-redeemable preferred stock	0	11,571	0	11,571
Short-term bonds	0	11,139	0	11,139
Money market instruments	237,712	0	0	237,712
Equity contracts	6	0	0	6

Total assets at fair value	$562,251	$2,431,443	$43,867	$3,037,561

Liabilities
Equity contracts	$625	$0	$0	$625
Interest rate swap agreements	0	1,348	0	1,348

Total liabilities at fair value	$625	$1,348	$0	$1,973

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,805	$0	$0	$8,805
Municipal securities	0	2,433,589	1,624	2,435,213
Mortgage-backed securities	0	57,367	0	57,367
Corporate securities	0	95,203	0	95,203
Collateralized debt obligations	0	0	55,692	55,692
Equity securities:
Common stock:
Public utilities	27,214	0	0	27,214
Banks, trusts and insurance companies	20,521	0	0	20,521
Industrial and other	302,103	0	0	302,103
Non-redeemable preferred stock	0	9,768	0	9,768
Short-term bonds	0	17,043	0	17,043
Money market instruments	126,328	0	0	126,328
Interest rate swap agreements	0	4,240	0	4,240

Total assets at fair value	$484,971	$2,617,210	$57,316	$3,159,497

Liabilities
Equity contracts	$2,776	$0	$0	$2,776
Interest rate swap agreements	0	3,042	0	3,042

Total liabilities at fair value	$2,776	$3,042	$0	$5,818

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$55,724	$1,357	$47,585
Realized (losses) gains included in earnings	0	(11,857)	(3)	4,859
Purchase	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	(578)

Ending Balance	$0	$43,867	$1,354	$51,866

The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$0	$(11,857)	$(3)	$4,281

	Nine Months Ended September 30,
	2011		2010
	Municipal Securities	Collateralized Debt Obligations	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$1,624	$55,692	$3,322	$47,473
Realized gains (losses) included in earnings	39	(12,936)	(378)	9,562
Purchase	0	0	0	0
Sales	(1,663)	0	(1,590)	0
Issuances	0	0	0	0
Settlements	0	1,111	0	(5,169)

Ending Balance	$0	$43,867	$1,354	$51,866

The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$0	$(11,825)	$(353)	$8,983

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2011 and 2010.

At September 30, 2011, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on a $120 million credit facility for a fixed rate of 1.93% that matures on January 3, 2012. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

Effective January 2, 2002, the Company entered into an interest rate swap on the $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The swap was designated as a fair value hedge and qualified for the shortcut method as the hedge was deemed to have no ineffectiveness. The Company included the gain or loss on the hedged item in the same line item, other revenue, as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Three Months Ended September 30,
	2011		2010
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(902)	$902	$(985)	$985

Income Statement Classification	Nine Months Ended September 30,
	2011		2010
	Gain (Loss) on Swap	Gain (Loss) on Loan	Gain (Loss) on Swap	Gain (Loss) on Loan
	(Amounts in thousands)
Other revenue	$(4,240)	$4,240	$(2,439)	$2,439

The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently.

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 3.75%. The swap agreement terminates on March 1, 2013. The swap is designated as a cash flow hedge. The fair market value of the interest rate swap was $0.8 million as of September 30, 2011, and has been reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. The interest rate swap was determined to be highly effective, and no amount of ineffectiveness was recorded in earnings during the nine months ended September 30, 2011 and 2010.

Fair value amounts, and gains and losses on derivative instruments

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts - Other assets (liabilities)	$0	$4,240	$(829)	$(1,139)

Non-hedging derivatives
Interest rate contracts - Other liabilities	$0	$0	$(519)	$(1,903)
Equity contracts - Short-term investments (Other liabilities)	6	0	(625)	(2,776)

Total non-hedging derivatives	$6	$0	$(1,144)	$(4,679)

Total derivatives	$6	$4,240	$(1,973)	$(5,818)

The Effect of Derivative Instruments on the Statements of Operations

Derivatives Contracts for Fair Value Hedges	Loss Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Interest expense	$(887)	$(1,828)	$(4,470)	$(5,310)

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Contracts for Cash Flow Hedges	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Other comprehensive income	$141	$(111)	$310	$(420)

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
	(Amounts in thousands)
Interest rate contract - Other revenue	$521	$(83)	$1,384	$(936)
Equity contracts - Net realized investment (losses) gains	2,823	982	7,557	4,276

Total	$3,344	$899	$8,941	$3,340

There were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings during the three or nine months ended September 30, 2011 and 2010.

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2011. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of September 30, 2011 and December 31, 2010.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
As of September 30, 2011:
Customer relationships	$51,755	$(13,449)	$38,306
Trade names	15,400	(1,765)	13,635
Software and technology	4,850	(1,732)	3,118
Favorable leases	1,725	(1,486)	239

Total intangible assets, net	$73,730	$(18,432)	$55,298

As of December 31, 2010:
Customer relationships	$51,755	$(9,767)	$41,988
Trade names	15,400	(1,283)	14,117
Software and technology	4,850	(1,410)	3,440
Favorable leases	1,725	(1,146)	579

Total intangible assets, net	$73,730	$(13,606)	$60,124

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.6 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2011:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2011	$1,549
2012	6,160
2013	5,986
2014	5,980
2015	5,980
Thereafter	29,643

Total	$55,298

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

There was a $1.4 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2011. The increase was the result of tax positions taken based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2010 for federal taxes and 2003 through 2010 for California state taxes. Tax years 2005 through 2009 are currently under examination by the Internal Revenue Service.

The Company has been examined by the California Franchise Tax Board (“FTB”) for tax years 2001 through 2006. While the FTB has formally withdrawn the Notices of Proposed Assessment for tax years 2001 and 2002, it has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. The Company has filed protests with the FTB in response to these assessments. During the quarter ended September 30, 2011, the FTB commenced its examination of tax years 2007 through 2009. Management believes that the resolution of these examinations and assessments will not have a material impact on the condensed consolidated financial statements.

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

At September 30, 2011, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

10. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and when the Company believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and other states in which the Company operates; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserve or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretation of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents and brokers to market and distribute its policies; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

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

OVERVIEW

A. General

The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the Company’s ability to grow and retain business.

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

B. Business

The Company is primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, mechanical breakdown, fire, umbrella, and commercial automobile and property insurance. These policies are mostly sold through independent agents and brokers who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that provide the Company with advantages over its competitors. The Company views its agent relationships and its underwriting and claims handling processes as its primary competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the nine months ended September 30, 2011 and 2010 by state and line of business were:

Nine Months Ended September 30, 2011

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,221,443	$177,506	$39,002	$42,052	$1,480,003	75.5%
Florida	128,284	7,770	11,343	7,101	154,498	7.9%
Texas	46,914	2,820	3,999	17,337	71,070	3.6%
New Jersey	66,851	1,701	—	377	68,929	3.5%
Other states	135,418	26,938	5,271	17,847	185,474	9.5%

Total	$1,598,910	$216,735	$59,615	$84,714	$1,959,974	100.0%

	81.6%	11.1%	3.0%	4.3%	100.0%

Nine Months Ended September 30, 2010

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,235,947	$166,301	$46,487	$41,013	$1,489,748	76.8%
Florida	116,944	10,276	10,343	4,660	142,223	7.3%
Texas	48,708	1,190	4,507	12,683	67,088	3.5%
New Jersey	65,386	776	—	284	66,446	3.4%
Other states	135,584	19,498	5,510	15,046	175,638	9.0%

Total	$1,602,569	$198,041	$66,847	$73,686	$1,941,143	100.0%

	82.6%	10.2%	3.4%	3.8%	100.0%

The Company recently received approval from the California Department of Insurance to implement a revenue neutral personal automobile class plan filing. The Company expects the plan will improve the pricing structure to better align prices charged with risks insured. The new plan will lead to rate decreases for some risks and increases for others. As a result, the Company may experience a short-term decrease in the level of policies renewed; however, it is currently unable to estimate the extent, if any, of the possible decrease. The plan will be implemented in December 2011 and is expected to make the Company more competitive in attracting new personal automobile insurance business.

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

State	Exam Type	Period Under Review	Status
GA	Financial	2007 to 2010	Field work is scheduled to begin in November 2011.

IL	Market Conduct	Jul 2009 - Jun 2010	Field work completed. Awaiting final report.

OK	Market Conduct	2008 to 2010	Field work completed. Awaiting final report.

OK	Financial	2008 to 2010	Field work began in May 2011.

CA	Financial	2008 to 2010	Field work began in January 2011.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company and none of the findings reported to date is expected to be material to the Company’s financial position.

        On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The DOI has recently advised the Company that it is continuing to review this matter and it continues to question certain past practices. No final determination has been made by the DOI on how it will proceed going forward. The Company anticipates that it will be advised by the DOI in the near future as to how the DOI intends to proceed. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While this matter has been the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004, the Company has received some favorable evidentiary related rulings from the administrative law judge that may impact the outcome of this matter. On June 7, 2011, the Company filed a number of motions, including motions designed to dispose of the 2004 NNC or to substantially pare it down. Briefing on the motions is complete and the Company has requested oral argument, but no hearing has been set.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and when the Company believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

D. Critical Accounting Policies and Estimates

Reserves

Preparation of the Company’s condensed consolidated financial statements requires judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

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

At September 30, 2011, the Company recorded its point estimate of $978.7 million in losses and loss adjustment expenses liabilities which include $331.8 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to September 30, 2011, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provision.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2011, the Company reported unfavorable development of approximately $11 million on the 2010 and prior accident years’ losses and loss adjustment expense reserves which at December 31, 2010 totaled approximately $1.0 billion. The unfavorable development in 2011 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2010.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies, that is, in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs partially offset by investment income to related unearned premiums. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required. The Company established a premium deficiency reserve for its Florida homeowners operations at December 31, 2010. The Company is in the process of withdrawing from the Florida homeowners market and expects to complete the withdrawal by September 2012.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal government and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 99% of the fair value of the financial instruments held at September 30, 2011 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters in a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At September 30, 2011, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and deferred tax recognition of capital losses. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

The effective income tax rate for the year could be different from the effective tax rate for the three or nine months ended September 30, 2011 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2011 was 16.9%, compared to 24.4% for the same period in 2010. The decrease in the effective tax rate is mainly due to an increase in tax exempt investment income relative to taxable income. The Company’s effective tax rate for the nine months ended September 30, 2011 was lower than the statutory tax rate primarily as a result of tax exempt interest income earned. However, the effective tax rate for the entire year could differ from the rate for the nine months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment using widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. As of December 31, 2010, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of September 30, 2011.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the condensed notes to consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenue

Net premiums earned and net premiums written for the three months ended September 30, 2011 increased approximately 0.2% and 1.2%, respectively, from the corresponding period in 2010. The increase in net premiums written is primarily due to a slight increase in the number of policies written and slightly higher average premiums per policy.

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

	Three Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Net premiums written	$662,279	$654,686
Change in unearned premium	(18,653)	(12,128)

Net premiums earned	$643,626	$642,558

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	2011		2011
	Three Months Ended September 30,
	2011		2010
Loss ratio	71.2%		68.6%
Expense ratio	27.0%		29.4%

Combined ratio	98.3	%(1)	98.0%

(1)	Combined ratio for the three months ended September 30, 2011 does not sum due to rounding.

The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the three months of 2011 was negatively impacted by catastrophic losses of approximately $4 million as a result of Hurricane Irene.

The expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The expense ratio decreased in 2011 as a result of decreased agent contingent commissions, consulting, advertising, and information technology expenditures.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense was $(14.3) million and $39.0 million for the three months ended September 30, 2011 and 2010, respectively. The decrease resulted primarily from the investment portfolio net realized losses of $66.9 million compared to net realized gains of $86.4 million during the three months ended September 30, 2011 and 2010, respectively.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Average invested assets at cost (1)	$2,997,332	$3,120,877
Net investment income:
Before income taxes	$35,526	$35,992
After income taxes	$31,389	$32,253
Average annual yield on investments:
Before income taxes	4.7%	4.6%
After income taxes	4.2%	4.1%
Net realized investment (losses) gains	$(66,919)	$86,439

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net (loss) income are net realized investment losses of $66.9 million and gains of $86.4 million for the three months ended September 30, 2011 and 2010, respectively. Net realized investment (losses) gains include losses of $64.3 million and gains of $87.6 million for the three months ended September 30, 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net losses for the three months ended September 30, 2011 arose primarily from a $87.0 million decline in the market value of the Company’s equity securities offset by a $25.5 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended September 30, 2011. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets for the three months ended September 30, 2011.

Net (loss) Income

Net (loss) income was $(3.8) million or $(0.07) per diluted share and $96.8 million or $1.77 per diluted share in the three months ended September 30, 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares in each of the three months ended September 30, 2011 and 2010. Basic per share results were $(0.07) and $1.77 in the three months ended September 30, 2011 and 2010, respectively. Included in net (loss) income per share were net realized investment (losses) gains, net of income taxes, of $(0.79) and $1.03 per share (basic and diluted) in the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenue

Net premiums earned and net premiums written for the nine months ended September 30, 2011 decreased approximately 0.1% and increased approximately 1.0%, respectively, from the corresponding period in 2010. The increase in net premiums written is primarily due to a slight increase in the number of policies written and slightly higher average premiums per policy.

The following is a reconciliation of total Company net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Net premiums written	$1,956,790	$1,938,261
Change in unearned premium	(32,346)	(12,372)

Net premiums earned	$1,924,444	$1,925,889

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Nine Months Ended September 30,
	2011	2010
Loss ratio	70.5%	68.1%
Expense ratio	27.7%	29.7%

Combined ratio	98.2%	97.8%

The loss ratio was affected by unfavorable development of approximately $11 million and favorable development of approximately $18 million on prior accident years’ losses and loss adjustment expense reserves for the nine months ended September 30, 2011 and 2010, respectively. The unfavorable development in 2011 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2010. Excluding the effect of estimated prior periods’ loss development, the loss ratio is generally consistent at 69.9% and 69.0% for the nine months ended September 30, 2011 and 2010, respectively. The 2011 loss ratio was also negatively impacted by catastrophic losses of approximately $4 million due to Hurricane Irene in the third quarter and approximately $3 million due to tornadoes in Georgia in the second quarter.

The expense ratio for the nine months ended September 30, 2010 was impacted by contributions made in support of a California legislative initiative totaling $12.1 million and would have been 29.1% without those financial contributions. Additionally, the expense ratio decreased in 2011 as a result of decreased agent contingent commissions, consulting, advertising, and information technology expenditures.

Income tax expense was $22.7 million and $56.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease resulted primarily from investment portfolio net realized losses of $14.5 million compared to net realized gains of $80.8 million during the nine months ended September 30, 2011 and 2010, respectively.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Average invested assets at cost (1)	$3,012,375	$3,118,676
Net investment income:
Before income taxes	$106,631	$108,353
After income taxes	$94,483	$97,049
Average annual yield on investments:
Before income taxes	4.7%	4.6%
After income taxes	4.2%	4.2%
Net realized investment (losses) gains	$(14,465)	$80,770

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

Included in net income are net realized investment losses of $14.5 million and gains of $80.8 million for the nine months ended September 30, 2011 and 2010, respectively. Net realized investment (losses) gains include losses of $22.9 million and gains of $76.0 million for the nine months ended September 30, 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The losses for the nine months ended September 30, 2011 arose primarily from a $69.9 million decline in the market value of the Company’s equity securities offset by a $49.8 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the nine months ended September 30, 2011. The primary cause of the losses on the Company’s equity securities for the nine months ended September 30, 2011 was the overall decline in the equity markets occurring primarily in the third quarter of 2011.

Net Income

Net income was $111.7 million or $2.04 per diluted share and $175.8 million or $3.21 per diluted share in the nine months ended September 30, 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares for nine months ended September 30, 2011 and 2010. Basic per share results were $2.04 and $3.21 in the nine months ended September 30, 2011 and 2010, respectively. Included in net income per share were net realized investment (losses) gains, net of income taxes, of $(0.17) and $0.96 per share (basic and diluted) in the nine months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $458.6 million at September 30, 2011, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the nine months ended September 30, 2011 was $170.8 million, an increase of $71.3 million compared to the corresponding period in 2010. This increase was primarily due to the decreased payment of tax and operating expenses. The Company has reduced agent contingent commissions, consulting, advertising, and information technology expenditures in 2011. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and the purchase and development of information technology.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2011 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$30,844
Due after one year through two years	62,363
Due after two years through three years	105,367
Due after three years through four years	89,574
Due after four years through five years	78,827

$366,975

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

The following table presents the composition of the total investment portfolio of the Company at September 30, 2011:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$14,050	$14,257
Municipal securities	2,216,813	2,290,330
Mortgage-backed securities	37,056	41,172
Corporate securities	73,874	77,231
Collateralized debt obligations	39,247	43,867

	2,381,040	2,466,857

Equity securities:
Common stock:
Public utilities	20,056	24,549
Banks, trusts and insurance companies	17,916	14,736
Industrial and other	319,066	270,991
Non-redeemable preferred stock	11,818	11,571

	368,856	321,847

Short-term investments	251,751	248,857

Total investments	$3,001,647	$3,037,561

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At September 30, 2011, 75.2% of the Company’s total investment portfolio at fair value and 92.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks and dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. At September 30, 2011, 95.5% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

During the nine months ended September 30, 2011, the Company recognized $14.5 million in net realized investment losses, which mainly include losses of $61.9 million related to equity securities and gains of $42.8 million related to fixed maturity securities. Included in the losses were $69.9 million in losses due to changes in the fair value of the Company’s equity security portfolio and $49.8 million in gains due to changes in the fair value of the Company’s fixed maturity security portfolio, as a result of applying the fair value option.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.9 years (10.8 years including short-term instruments) at September 30, 2011. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 4.5 years (4.1 years including short-term instruments) at September 30, 2011, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.7 years (3.4 years including short-term instruments) at September 30, 2011, including collateralized mortgage obligations with a modified duration of 2.4 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms), which determine sensitivity to changes in interest rates; modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2010. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Bond holdings are broadly diversified geographically, within the tax-exempt sector. Holdings in the taxable sector consist principally of investment grade issues. At September 30, 2011, fixed maturity holdings rated below investment grade and non-rated bonds totaled $103.7 million and $20.2 million, respectively, at fair value, and represented 4.2% and 0.8%, respectively, of total fixed maturity securities. At December 31, 2010, fixed maturity holdings rated below investment grade and non-rated bonds totaled $139.4 million and $34.9 million, respectively, and represented 5.3% and 1.3%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at September 30, 2011 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2011, with 96.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.4% experienced downgrades during the period, partially offset by 0.8% in credit upgrades. The majority of the downgrades was slight and still within the investment grade portfolio, except for approximately $0.1 million at fair value that were downgraded to below investment grade during the quarter.

	September 30, 2011
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
U.S. government bonds and agencies:
Treasuries	$10,051	$—	$—	$—	$—	$10,051
Government agency	4,206	—	—	—	—	4,206

Total	14,257	—	—	—	—	14,257

	100%					100.0%
Municipal securities:
Insured	4,984	595,023	548,186	139,007	32,930	1,320,130
Uninsured	168,388	345,493	297,366	137,068	21,885	970,200

Total	173,372	940,516	845,552	276,075	54,815	2,290,330

	7.6%	41.1%	36.9%	12.0%	2.4%	100.0%
Mortgage-backed securities:
Agencies	20,005	—	—	—	—	20,005
Non-agencies:
Prime	4,667	1,225	14	408	4,733	11,047
Alt-A	36	1,816	1,246	1,583	5,439	10,120

Total	24,708	3,041	1,260	1,991	10,172	41,172

	60.0%	7.4%	3.1%	4.8%	24.7%	100.0%
Corporate securities:
Communications	—	—	—	6,705	—	6,705
Consumer - cyclical	—	—	—	—	111	111
Energy	—	—	—	4,968	2,634	7,602
Basic materials	—	—	—	4,239	—	4,239
Financial	—	19,322	16,606	7,142	11,771	54,841
Utilities	—	—	—	3,297	436	3,733

Total	—	19,322	16,606	26,351	14,952	77,231

	0.0%	25.0%	21.5%	34.1%	19.4%	100.0%
Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	43,867	43,867

Total	—	—	—	—	43,867	43,867

					100.0%	100.0%
Total	$212,337	$962,879	$863,418	$304,417	$123,806	$2,466,857

	8.6%	39.0%	35.0%	12.4%	5.0%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had approximately $34.3 million, 1.4% of its fixed maturity portfolio, at fair value in U.S. government bonds and agencies and mortgage-backed securities (agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+, while Moody’s and Fitch affirmed their AAA ratings. This downgrade has triggered significant volatility in prices for a variety of investments. However, the news was not entirely negative since Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate. In addition, in the period after the downgrade, market participants continued to invest in U.S. Treasury securities and push the yield on U.S. Treasury securities even lower than before the downgrade.

(1) Municipal Securities

The Company had approximately $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at September 30, 2011, of which approximately $1.3 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2011.

At September 30, 2011, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 23% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A+, with an underlying rating of A. The remaining bond insurers’ credit ratings are non-rated or below investment grade, and the Company does not believe that they provide credit enhancement to the municipal bonds that they insure.

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

The Company owned $1.6 million at fair value of ARS at December 31, 2010. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs. At September 30, 2011, the Company had no holdings in ARS.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio consists of loans to “prime” borrowers except for $10.1 million and $11.5 million ($9.3 million and $10.7 million at amortized cost) of Alt-A mortgages at September 30, 2011 and December 31, 2010, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At September 30, 2011, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities is BBB- and the weighted-average rating of the entire mortgage-backed securities portfolio is A+ at September 30, 2011.

(3) Corporate Securities

Included in fixed maturity securities are $77.2 million of corporate securities with a weighted-average rating of BBB+ and a duration of 3.9 years at September 30, 2011.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $43.9 million, which represent approximately 1.4% of the total investment portfolio and have a duration of 1.3 years at September 30, 2011.

Equity securities

Equity holdings consist of non-redeemable preferred stocks and common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction. The net losses due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2011 were $69.9 million. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2011, 10.6% of the total investment portfolio at fair value was held in equity securities, compared to 11.4% at December 31, 2010.

Short-term investments

At September 30, 2011, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date by using a portion of the proceeds from the extraordinary dividend paid by Mercury Casualty Company to the parent company.

Effective August 4, 2011, the Company extended the maturity date of the $120 million Bank of America credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR rate plus 40 basis points.

On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015.

Both $120 million credit facility and $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company is in compliance with all of its loan covenants.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at September 30, 2011, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.9 to 1.

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

Credit risk

Credit risk is risk due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2011, the weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2010. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 92.8% of its fixed maturity portfolio at September 30, 2011, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at September 30, 2011:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$342,477	AA-
California	237,455	A+
Florida	181,198	A+
Illinois	148,304	A+
Washington	144,356	AA-
Other states	1,236,540	A+

Total	$2,290,330

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 7.4% of the Company’s fixed maturity portfolio. 18.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at September 30, 2011. 36.7% of the Company’s taxable fixed maturity securities, representing 2.7% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At September 30, 2011, the Company’s primary objective for common equity investments is current income. The fair value of equity investments consists of $310.3 million in common stocks and $11.6 million in non-redeemable preferred stocks. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

Common stocks represent 10.2% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.16 at September 30, 2011. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by $90.0 million or $180.0 million, respectively.

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

The value of the fixed maturity portfolio, which represents 81.2% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2011 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.7 years at September 30, 2011 compared to 4.7 years at December 31, 2010. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the fair value of the bond portfolio at September 30, 2011 would decrease by $91.7 million or $183.4 million, respectively.

Interest rate swaps are used to manage interest rate risk associated with the Company’s loans with fixed or floating rates. On February 6, 2009, the Company entered into an interest swap of its floating LIBOR rate on the $120 million credit facility for a fixed rate of 1.93% that expires in January 2012. On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75%. The swap expires in March 2013. Effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on its $125 million senior notes for a floating rate of LIBOR plus 107 basis points. The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and when the Company believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.1

Second Amendment Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto. (This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated hereinby this reference.)

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: November 2, 2011	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 2, 2011	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer