Form 10-K
period 2011-12-31
MERCURY GENERAL CORP
filed 2012-02-14
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2011 was $1,055,952,451 (which represents 26,739,743 shares of common equity held by non-affiliates multiplied by $39.49, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 2, 2012, the Registrant had issued and outstanding an aggregate of 54,880,927 shares of its Common Stock.

Documents Incorporated by Reference

Certain information from the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) in a number of states, principally California. The Company also writes homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. The direct premiums written for the years ended December 31, 2011, 2010, and 2009 by state and line of business were:

Year Ended December 31, 2011

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,613,954	$234,616	$48,161	$57,378	$1,954,109	75.8%
Florida	165,506	7,679	14,705	8,974	196,864	7.6%
Texas	61,373	3,986	5,831	22,860	94,050	3.7%
New Jersey	88,171	2,396	—	462	91,029	3.5%
Other states	176,598	36,511	6,945	23,577	243,631	9.4%

Total	$2,105,602	$285,188	$75,642	$113,251	$2,579,683	100%

	81.6%	11.1%	2.9%	4.4%	100%

Year Ended December 31, 2010

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,627,938	$219,749	$57,451	$54,601	$1,959,739	76.6%
Florida	156,959	12,250	13,984	6,225	189,418	7.4%
Texas	63,788	1,552	5,874	16,678	87,892	3.4%
New Jersey	86,510	1,144	—	388	88,042	3.4%
Other states	180,568	26,865	7,194	19,107	233,734	9.2%

Total	$2,115,763	$261,560	$84,503	$96,999	$2,558,825	100%

	82.7%	10.2%	3.3%	3.8%	100%

Year Ended December 31, 2009

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,696,378	$205,469	$65,685	$52,830	$2,020,362	77.9%
Florida	142,823	14,859	13,998	6,402	178,082	6.9%
Texas	71,064	1,724	6,679	16,451	95,918	3.7%
New Jersey	81,225	—	—	251	81,476	3.1%
Other states	166,548	18,833	7,593	24,756	217,730	8.4%

Total	$2,158,038	$240,885	$93,955	$100,690	$2,593,568	100%

	83.2%	9.3%	3.6%	3.9%	100%

The Company offers automobile policyholders the following types of coverage: collision, property damage liability, bodily injury (BI) liability, comprehensive, personal injury protection (PIP), underinsured and uninsured motorist, and other hazards. The Company’s published maximum limits of liability for private passenger automobile insurance are, for BI, $250,000 per person and $500,000 per accident, and for property damage, $250,000 per accident. The combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile program. However, the majority of the Company’s automobile policies have liability limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Company’s California insurance subsidiaries and the Information Technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in St. Petersburg, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company maintains branch offices in a number of locations in California; Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin and San Antonio, Texas. The Company has approximately 4,500 employees.

Website Access to Information

The internet address for the Company’s website is www.mercuryinsurance.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such reports and proxy statements (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010.

Organization

Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has 21 subsidiaries. The Company’s operations are conducted through the following subsidiaries:

Insurance Companies	Date Formed or Acquired	A.M. Best Ratings	Primary States
Mercury Casualty Company (“MCC”)(1)	January 1961	A+	CA, AZ, FL, NV, NY, VA
Mercury Insurance Company (“MIC”)(1)	November 1972	A+	CA
California Automobile Insurance Company (“CAIC”)(1)	June 1975	A+	CA
California General Underwriters Insurance Company, Inc. (“CGU”)(1)	April 1985	Non-rated	CA
Mercury Insurance Company of Illinois (“MIC IL”)	August 1989	A+	IL, PA
Mercury Insurance Company of Georgia (“MIC GA”)	March 1989	A+	GA
Mercury Indemnity Company of Georgia (“MID GA”)	November 1991	A+	GA
Mercury National Insurance Company (“MNIC”)	December 1991	A+	IL, MI
American Mercury Insurance Company (“AMI”)	December 1996	A-	OK, FL, GA, TX, VA
American Mercury Lloyds Insurance Company (“AML”)	December 1996	A-	TX
Mercury County Mutual Insurance Company (“MCM”)	September 2000	A-	TX
Mercury Insurance Company of Florida (“MIC FL”)	August 2001	A+	FL, PA
Mercury Indemnity Company of America (“MIDAM”)	August 2001	A+	NJ, FL

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc. (“MSMC”)	August 1997	AML’s attorney-in-fact
American Mercury MGA, Inc. (“AMMGA”)	August 1997	General agent
Concord Insurance Services, Inc. (“Concord”)	October 1999	Inactive insurance agent since 2006
Mercury Insurance Services LLC (“MIS LLC”)	November 2000	Management services to subsidiaries
Mercury Group, Inc. (“MGI”)	July 2001	Inactive insurance agent since 2007
AIS Management LLC (“AISM”)(2)	January 2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC (“AIS”)(2)	January 2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)(2)	January 2009	Insurance agent

(1)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.
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

Production and Servicing of Business

The Company sells its policies through approximately 6,700 independent agents, of which, over 1,200 are located in each of California and Florida. The remaining agents are located in Georgia, Illinois, Texas, Oklahoma, New York, New Jersey, Virginia, Pennsylvania, Arizona, Nevada, and Michigan. Over half of the Company’s agents in California have represented the Company for more than ten years. The agents, most of whom also represent one or more competing insurance companies, are independent contractors selected and contracted by the Company. No independent agent accounted for more than 2% of the Company’s direct premiums written during 2011, 2010, and 2009.

The Company believes that it compensates its agents above the industry average. During 2011, total commissions incurred were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to create brand awareness and to remain competitive in the current insurance climate. During 2011, net advertising expenditures were $21 million.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency in each state in which it is licensed to operate (“DOI”). Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance. Private passenger automobile policies in force for non-California operations represented approximately 20% of total private passenger automobile policies in force at December 31, 2011. In addition, the Company offers mechanical breakdown insurance in many states and homeowners insurance in Illinois, Oklahoma, New York, Georgia, Texas, New Jersey, Virginia, and Arizona. The Company expects to complete its withdrawal from the Florida homeowners market by September 2012.

In California, “good drivers” (as defined by the California Insurance Code) accounted for approximately 82% of all California voluntary private passenger automobile policies in force at December 31, 2011, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

Claims

The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administer all claims and direct all legal and adjustment aspects of claims processing.

Losses and Loss Adjustment Expenses Reserves and Reserve Development

The Company maintains losses and loss adjustment expenses reserves for both reported and unreported claims. Losses and loss adjustment expenses reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claims. Losses and loss adjustment expenses reserves for unreported claims are determined on the basis of historical information by line of insurance. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserve settlement.

The Company’s ultimate liability may be greater or less than management estimates of reported losses and loss adjustment expenses reserves. Reserves are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of losses and loss adjustment expenses reserves expected to be paid in future periods. Federal tax law, however, requires the Company to discount losses and loss adjustment expenses reserves for federal income tax purposes.

The following table presents the development of losses and loss adjustment expenses reserves for the period 2001 through 2011. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2011.

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

	December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$534,926	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205	$985,279
Reinsurance recoverable	(18,334)	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)	(7,921)

Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$516,592	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400	$977,358

Paid (cumulative) as of:
One year later	$360,781	$432,126	$461,649	$525,125	$632,905	$674,345	$715,846	$617,622	$603,256	$614,059
Two years later	481,243	591,054	628,280	748,255	891,928	975,086	1,009,141	913,518	889,806
Three years later	528,052	637,555	714,763	851,590	1,027,781	1,123,179	1,168,246	1,059,627
Four years later	538,276	655,169	740,534	893,436	1,077,834	1,187,990	1,229,939
Five years later	545,110	664,051	750,927	906,466	1,101,693	1,211,343
Six years later	549,593	667,277	754,710	915,086	1,111,109
Seven years later	550,768	668,443	760,300	918,008
Eight years later	550,827	671,474	762,385
Nine years later	551,255	672,041
Ten years later	551,337
Net reserves re-estimated as of:
One year later	542,775	668,954	728,213	840,090	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528	1,045,894
Two years later	549,262	660,705	717,289	869,344	1,047,067	1,173,753	1,219,369	1,102,934	1,076,480
Three years later	546,667	662,918	745,744	894,063	1,091,131	1,202,441	1,246,365	1,136,278
Four years later	545,518	666,825	750,859	910,171	1,104,988	1,217,328	1,263,294
Five years later	550,123	668,318	755,970	914,547	1,112,779	1,225,051
Six years later	551,402	669,499	757,534	918,756	1,115,637
Seven years later	551,745	670,225	762,242	919,397
Eight years later	551,505	672,387	763,016
Nine years later	551,721	672,517
Ten years later	551,544

Net cumulative development favorable (unfavorable)	$(34,952)	$(7,628)	$23,140	$(32,790)	$(110,003)	$(142,658)	$(163,836)	$(8,499)	$(30,894)	$(18,494)

Gross re-estimated liability-latest	$581,508	$698,920	$792,421	$947,281	$1,148,117	$1,245,662	$1,280,466	$1,146,735	$1,087,236	$1,055,729
Re-estimated recoverable-latest	(29,964)	(26,403)	(29,405)	(27,884)	(32,480)	(20,611)	(17,172)	(10,457)	(10,756)	(9,835)

Net re-estimated liability-latest	$551,544	$672,517	$763,016	$919,397	$1,115,637	$1,225,051	$1,263,294	$1,136,278	$1,076,480	$1,045,894

Gross cumulative development favorable (unfavorable)	$(46,582)	$(19,649)	$5,506	$(46,537)	$(125,514)	$(156,840)	$(176,551)	$(13,227)	$(33,902)	$(21,524)

(1)	Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced unfavorable development of approximately $18 million on the 2010 and prior accident years’ loss and loss adjustment expenses reserves due primarily to an increase in the estimated loss severity for accident years 2008 through 2010 California BI losses, an increase in PIP reserves in Florida resulting from court decisions that were adverse to the insurance industry, and development on 2007 and prior accident year New Jersey BI reserves that settled for more than anticipated. These were partially offset by reductions in estimates for loss adjustment expenses, particularly for the 2010 accident year, related to the transfer of a higher proportion of litigated claims to house counsel and a reduction in the estimate for Florida sinkhole claims for accident year 2010, resulting from many of those claims being denied due to the absence of sinkhole activity or structural damage to the houses. See “Critical Accounting Estimates—Reserves” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the years 2008 and 2009, the Company experienced unfavorable development of approximately $8 million and $31 million, respectively, on prior accident years’ losses and loss adjustment expenses resrves. The unfavorable development is primarily due to an increase in the estimated loss severity for accident years 2008 and 2009 California BI losses, an increase in PIP reserves in Florida resulting from court decisions that were adverse to the insurance industry, and development on 2007 and prior accident years New Jersey BI reserves that settled for more than anticipated.

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $110 million to $164 million on prior accident years’ losses and loss adjustment expenses reserves. The unfavorable development from these years relates primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for losses in New Jersey and Florida.

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

For the years 2001 and 2002, the Company’s previously estimated loss reserves produced deficiencies that were reflected in the subsequent years’ incurred losses. The Company attributes a large portion of the unfavorable development to increases in the ultimate liability for BI, physical damage, and collision claims over what was originally estimated. The increases in these losses relate to increased severity over what was originally recorded and were the result of inflationary trends in health care, auto parts, and body shop labor costs.

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

•

Goodwill is reported as the excess of cost of an acquired entity over the fair value of the underlying assets and assessed periodically for impairment. Intangible assets are amortized over their useful lives. Under SAP, goodwill is reported as the excess of cost of an acquired entity over the statutory book value and amortized over 10 years. Its carrying value is limited to 10% of adjusted surplus. Intangible assets are not recognized.

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

Operating Ratios (SAP basis)

Loss and Expense Ratios

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 18.4% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2011		2010	2009	2008	2007
Loss Ratio	71.2%		71.0%	67.8%	73.3%	68.0%
Expense Ratio	27.4%		29.1%	28.6%	28.5%	27.1%

Combined Ratio	98.6%		100.1%	96.4%	101.8%	95.1%

Industry combined ratio (all writers)(1)	100.8	%(2)	100.4%	100.8%	99.8%	98.3%
Industry combined ratio (excluding direct writers)(1)	N/A		101.1%	100.5%	100.8%	96.2%

(1)	Source: A.M. Best, Aggregates & Averages (2008 through 2011), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)	Source: A.M. Best, “Best’s Special Report U.S. Property/Casualty-Review & Preview, February 6, 2012.”

Premiums to Surplus Ratio

The following table presents, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except ratios)
Net premiums written	$2,575,383	$2,555,481	$2,589,972	$2,750,226	$2,982,024
Policyholders’ surplus	$1,497,609	$1,322,270	$1,517,864	$1,371,095	$1,721,827
Ratio	1.7 to 1	1.9 to 1	1.7 to 1	2.0 to 1	1.7 to 1

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

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. At December 31, 2011, the Company had a capital loss carry forward of approximately $20.3 million.

Investment Portfolio

The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2011		2010		2009
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$166,295	$180,257	$200,468	$223,017	$261,645	$270,093
Tax-exempt state and municipal bonds	2,179,325	2,265,332	2,417,188	2,429,263	2,411,434	2,434,468

Total fixed maturities	2,345,620	2,445,589	2,617,656	2,652,280	2,673,079	2,704,561
Equity investments including non-redeemable preferred stocks	388,417	380,388	336,757	359,606	308,941	286,131
Short-term investments	236,433	236,444	143,378	143,371	156,126	156,165

Total investments	$2,970,470	$3,062,421	$3,097,791	$3,155,257	$3,138,146	$3,146,857

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time the eligible item is first recognized. For more detailed discussion, see “Liquidity and Capital Resources—Invested Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements.

At December 31, 2011, 74.0% of the Company’s total investment portfolio at fair value and 92.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. For more detailed information including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The nominal average maturity of the overall bond portfolio was 11.8 years (10.8 years including all short-term instruments) at December 31, 2011, and is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 4.5 years (4.1 years including all short-term instruments) related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.7 years (3.3 years including all short-term instruments) at December 31, 2011, including collateralized mortgage obligations with a modified duration of 2.4 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At year end, 96.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

Investment Results

The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Amounts in thousands)
Average invested assets at cost(1)	$3,004,588	$3,121,366	$3,196,944	$3,452,803	$3,468,399
Net investment income:
Before income taxes	140,947	143,814	144,949	151,280	158,911
After income taxes	124,708	128,888	130,070	133,721	137,777
Average annual yield on investments:
Before income taxes	4.7%	4.6%	4.5%	4.4%	4.6%
After income taxes	4.2%	4.1%	4.1%	3.9%	4.0%
Net realized investment gains (losses) after income taxes(2)(3)	37,958	37,108	225,189	(357,838)	13,525
Net increase in unrealized gains on investments after income taxes(3)	$—	$—	$—	$—	$10,905

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)

Includes investment impairment write-down, net of tax benefit, of $14.7 million in 2007. 2007 also includes $1.3 million gain, net of tax, and $0.9 million loss, net of tax benefit, related to the change in the fair value of trading securities and hybrid financial instruments, respectively.

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

Reputation for customer service and price are the principal means by which the Company competes with other automobile insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2011, the Company was the fifth largest writer of private passenger automobile insurance in California and the twelfth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. Premium growth rates in soft markets have ranged from slightly positive to negative and were consistent in 2011.

Reinsurance

The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $25 million in excess of $10 million per occurrence based on the latest information provided by FHCF. The coverage is expected to change when new information is available in March 2012.

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

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use and that no rate be approved which is excessive, inadequate, unfairly discriminatory, or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in “decreasing order of importance” in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to “good drivers,” as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a “good driver.” The Company’s rate plan operates under these rating factor regulations.

The Company recently received approval from the California DOI to implement a revenue neutral personal automobile class plan filing. The Company expects the plan will improve the pricing structure to better align premium rates charged with risks insured. The new plan results in decreased rates for some risks and increased rates for others. As a result, the Company may experience a short-term decrease in the level of policies renewed. Preliminary indications are that policy renewals have only decreased slightly; however, it is currently unknown what the full extent, if any, of the possible decrease will be. The plan was implemented in December 2011 and is expected to make the Company more competitive in attracting new personal automobile insurance business.

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

State	Exam Type	Period Under Review	Status
CA	Financial	2008 to 2010	Received final report in January 2012.
GA	Financial	2007 to 2010	Fieldwork began in November 2011.
OK	Financial	2008 to 2010	Fieldwork began in May 2011.
IL	Market Conduct	Jul 2009 to Jun 2010	Fieldwork completed. Awaiting final report.
OK	Market Conduct	2008 to 2010	Fieldwork completed. Awaiting final report.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of $32,150 and $133,350 to officeholders and candidates in 2011 and 2010, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Risk-Based Capital

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2011, each of the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2011.

During 2011, the Company paid $1.8 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of insurance. As permitted by state law, the New Jersey assessments paid during 2011 are recoupable through a surcharge to policyholders. The Company recouped a portion of these assessments in 2011 and expects to continue to recoup them in the future. It is possible that there will be additional assessments in 2012.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2011, the most recent date at which information was available, was $55.8 million.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2011 in other states.

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

An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2011, the Insurance Companies are permitted to pay in 2012, without obtaining DOI approval for extraordinary dividends, $178.7 million in dividends, of which $159.3 million would be payable from the California Companies.

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

Assigned Risks

Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2011, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company

The following table presents certain information concerning the executive officers of the Company as of February 2, 2012:

Name	Age	Position
George Joseph	90	Chairman of the Board
Gabriel Tirador	47	President and Chief Executive Officer
Allan Lubitz	53	Senior Vice President and Chief Information Officer
Joanna Y. Moore	56	Senior Vice President and Chief Claims Officer
John Sutton	64	Senior Vice President—Customer Service
Christopher Graves	46	Vice President and Chief Investment Officer
Robert Houlihan	55	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	65	Vice President and Chief Underwriting Officer
Brandt N. Minnich	45	Vice President—Marketing
Theodore R. Stalick	48	Vice President and Chief Financial Officer
Charles Toney	50	Vice President and Chief Actuary
Judy A. Walters	65	Vice President—Corporate Affairs and Secretary

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

For the year ended December 31, 2011, the Company generated 76.2% of its direct automobile insurance premiums written in California, 8.3% in Florida, 4.0% in New Jersey, and 3.1% in Texas. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

Mercury General is a holding company that relies on regulated subsidiaries for cash operating profits to satisfy its obligations.

As a holding company, Mercury General maintains no operations that generate revenue sufficient to pay operating expenses, shareholders’ dividends, or principal or interest on its indebtedness. Consequently, Mercury General relies on the ability of the Insurance Companies, particularly the California Companies, to pay dividends for Mercury General to meet its obligations. The ability of the Insurance Companies to pay dividends is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Insurance Companies to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders.

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

The Company’s financial condition, results of operations, and liquidity depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including but not limited to:

•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	successful innovation of new pricing strategies;

•	recognition of changes in trends and in the projected severity and frequency of losses;

•	the Company’s ability to forecast renewals of existing policies accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in the Company’s claim settlement practices;

•	changes in operating expenses;

•	changing driving patterns;

•	extra-contractual liability arising from bad faith claims;

•	weather catastrophes, including those which may be related to climate change;

•	losses from sinkhole claims;

•	unexpected medical inflation; and

•	unanticipated inflation in auto repair costs, auto parts prices, and used car prices.

Such risks may result in the Company’s pricing being based on outdated, inadequate or inaccurate data, or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s financial condition, results of operations, and liquidity could be materially adversely affected.

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

Loss of, or significant restriction on, the use of credit scoring in the pricing and underwriting of personal lines products could reduce the Company’s future profitability.

The Company uses credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which the Company operates, could impact the Company’s future results of operations.

The Company may be unable to refinance its outstanding debt obligations or obtain sufficient capital to repay the obligations on acceptable terms, or at all.

The Company has an aggregate of $140 million in long-term debt obligations, including a $120 million secured credit facility that was originally incurred in connection with the AIS acquisition and matures in January 2015; and a $20 million secured bank loan that matures in January 2015.

The Company’s ability to repay these debt obligations depends on many factors beyond its control, and the Company may not generate sufficient cash flow to repay the debt at maturity. The Company’s ability to repay or refinance its long term debt at maturity also creates financial risk, particularly if the Company’s business or prevailing financial market conditions are not conducive to refinancing the outstanding debt obligations or obtaining new financing. If the Company is unable to generate sufficient cash flow to repay the debt obligations at maturity or to refinance the obligations on commercially reasonable terms, the Company’s business, financial condition, and results of operations may be harmed.

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

The Company’s future capital requirements depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its current expansion plans and the performance of its investment portfolio. The Company may need to raise additional funds through equity or debt financing, sales of all or a portion of its investment portfolio or curtail its growth and reduce its assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

Funding for the Company’s future growth may depend upon obtaining new financing, which may be difficult to obtain given prevalent economic conditions.

To accommodate the Company’s expected future growth, the Company may require funding in addition to cash provided from current operations. The Company’s ability to obtain financing may be constrained by current economic conditions affecting global financial markets. Specifically, with the recent trends affecting the banking industry, many lenders and institutional investors have ceased funding even the most credit-worthy borrowers. In addition, financial strength and claims-paying ability ratings have become an increasingly important factor in the Company’s ability to access capital markets. Rating agencies assign ratings based upon an evaluation of an insurance company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch is A+. If the Company were to seek financing through the capital markets in the future, it may need to apply for Standard and Poor’s and Moody’s ratings. The ratings could limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets in the future. If the Company is unable to obtain necessary financing, it may be unable to take advantage of opportunities with potential business partners or new products or to otherwise expand its business as planned.

Changes in market interest rates or defaults may have an adverse effect on the Company’s investment portfolio, which may adversely affect the Company’s financial results.

The Company’s results are affected, in part, by the performance of its investment portfolio. The Company’s investment portfolio contains interest rate sensitive-investments, such as municipal and corporate bonds. Increases in market interest rates may have an adverse impact on the value of the investment portfolio by decreasing the value of fixed income securities. Declining market interest rates could have an adverse impact on the Company’s investment income as it invests positive cash flows from operations and as it reinvests proceeds from maturing and called investments in new investments that could yield lower rates than the Company’s investments have historically generated. Defaults in the Company’s investment portfolio may produce operating losses and negatively impact the Company’s results of operations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite its mitigation efforts, a significant change in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

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

In an effort to enhance the bond rating applicable to certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer as well as the underlying credit of the bond issuer. Several financial guaranty insurers that have issued insurance policies covering bonds held by the Company have experienced financial strength rating downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. These financial guaranty insurers are subject to DOI oversight. As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease. Although the Company has determined that the financial strength rating of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the fair value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

At December 31, 2011, 74.0% of the Company’s total investment portfolio at fair value and 92.6% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the

Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

If the Company’s loss reserves are inadequate, its business and financial position could be harmed.

The process of establishing property and liability loss reserves is inherently uncertain due to a number of factors, including underwriting quality, the frequency and amount of covered losses, variations in claims settlement practices, the costs and uncertainty of litigation, and expanding theories of liability. While the Company believes that its actuarial techniques and databases are sufficient to estimate loss reserves, the Company’s approach may prove to be inadequate. If any of these contingencies, many of which are beyond the Company’s control, results in loss reserves that are not sufficient to cover its actual losses, the Company’s financial condition, results of operations, and liquidity may be materially adversely affected.

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

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company depends on independent agents who may discontinue sales of its policies at any time.

The Company sells its insurance policies through approximately 6,700 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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

At December 31, 2011, the Company’s consolidated balance sheet reflected approximately $43 million of goodwill and $54 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair value of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

The Company’s consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material effect on the Company’s financial condition and results of operations.

The Company may be required to adopt International Financial Reporting Standards (“IFRS”). The ultimate adoption of such standards could negatively impact its financial condition or results of operations.

Although not yet required, the Company could be required to adopt IFRS, which differs from GAAP, for the Company’s accounting and reporting standards. The ultimate implementation and adoption of new standards could materially impact the Company’s financial condition or results of operations.

The Company’s disclosure controls and procedures may not prevent or detect acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, the Company cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the related rules and regulations promulgated by the SEC require the Company to include in its Annual Report on Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s independent auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on the Company’s stock price.

The ability of the Company to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.

The Company is constantly hiring and training new employees and seeking to retain current employees. An inability to attract, retain and motivate the necessary employees for the operation and expansion of the Company’s business could hinder its ability to conduct its business activities successfully, develop new products and attract customers.

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

Challenging economic conditions may negatively affect the Company’s business and operating results.

Challenging economic conditions could adversely affect the Company in the form of consumer behavior and pressure on its investment portfolio. Consumer behavior could include policy cancellations, modifications, or non-renewals, which may reduce cash flows from operations and investments, may harm the Company’s financial position, and may reduce the Insurance Companies’ statutory surplus. Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they fall due, and as a result, the Company’s bad debt reserves and write-offs could increase. It is also possible that claims fraud may increase. The recent sovereign debt crisis in Europe is leading to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company’s investment portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio. In addition, declines in the Company’s profitability could result in a charge to earnings for the impairment of goodwill, which would not affect the Company’s cash flow but could decrease its earnings, and its stock price could be adversely affected.

Many economists believe that the severe economic recession is over but they expect the recovery to be slow with many businesses feeling the effects of the downturn for years to come. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States, and in California, where the majority of the Company’s business is produced. If economic conditions do not show significant improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

The Company may be adversely affected if economic conditions result in either inflation or deflation. In an inflationary environment, established reserves may become inadequate and increase the Company’s loss ratio, and market interest rates may rise and reduce the value of the Company’s fixed maturity portfolio, while increasing interest expense on its LIBOR based debt. The DOIs may not approve premium rate increases in time for the Company to adequately mitigate inflated loss costs. In a deflationary environment, some fixed maturity issuers may have difficulty meeting their debt service obligations and thereby reduce the value of the Company’s fixed maturity portfolio; equity investments may decrease in value; and policyholders may experience difficulties paying their premiums to the Company, which could adversely affect premium revenue.

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

In December 2010, the Florida Senate issued a 47-page report entitled “Issues Relating to Sinkhole Insurance.” The report states that the “Florida Insurance Commissioner has identified sinkhole claims as a major cost driver and has expressed concern that such claims could threaten the solvency of domestic insurers and have a destabilizing effect on an already fragile market.” While the Company, with approximately 4,000 homeowners policies in-force in Florida at December 31, 2011, does not believe that the sinkhole issue creates solvency concerns, it does impair profitability. Although the Company expects to complete its withdrawal from the Florida homeowners market by September 2012, it expects that losses may continue and claims frequency could increase through the completion of the withdrawal.

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

81.6% of the Company’s direct written premiums for the year ended December 31, 2011 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices, and medical care.

The Company cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on its business.

Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change. The Company cannot predict the impact that changing climate conditions, if any, will have on its business or its customers. It is also possible that the legal, regulatory and social responses to climate change could have a negative effect on the Company’s results of operations or financial condition.

The insurance industry is subject to extensive regulation, which may affect the Company’s ability to execute its business plan and grow its business.

The Company is subject to comprehensive regulation and supervision by government agencies in each of the states in which its insurance subsidiaries are domiciled, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to its success. Some of these regulations include:

Required Licensing. The Company operates under licenses issued by the DOI in the states in which the Company sells insurance. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. In addition, if the DOI in any state in which the Company currently operates suspends, non-renews, or revokes an existing license, the Company would not be able to offer affected products in the state.

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

Insurance companies are subject to a variety of legal actions including employee benefit claims, wage and hour claims, breach of contract actions, tort claims, and fraud and misrepresentation claims. In addition, insurance companies incur and likely will continue to incur potential liability for claims related to the insurance industry in general and the Company’s business in particular, such as claims by policyholders alleging failure to pay for, termination or non-renewal of coverage, interpretation of policy language, sales practices, claims related to reinsurance matters, and other matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages.

Court decisions and legislative activity may increase exposures for any of the types of claims insurance companies face. There is a risk that insurance companies could incur substantial legal fees and expenses, including discovery expenses, in any of the actions companies defend in excess of amounts budgeted for defense.

The Company and its insurance subsidiaries are named as defendants in a number of lawsuits. These lawsuits are described more fully at “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business and results of operations, which could materially increase the Company’s legal expenses. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

Risks Related to the Company’s Stock

The Company is controlled by small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.

George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

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

The Company has paid cash dividends on a consistent basis since the public offering of its common stock in November 1985. However, future cash dividends will depend upon a variety of factors, including the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends may also be limited by the ability of the Insurance Companies to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints, and by the terms of the Company’s debt instruments. In addition, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

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

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2011
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
St. Petersburg, FL	Administrative	157,000	74%
Oklahoma, OK	Administrative	100,000	77%

Item 3.	Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

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

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table presents the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January, 2010.

2011	High	Low
1st Quarter	$43.94	$37.29
2nd Quarter	$41.92	$38.06
3rd Quarter	$40.43	$33.81
4th Quarter	$46.61	$37.01

2010	High	Low
1st Quarter	$44.19	$37.38
2nd Quarter	$46.66	$41.13
3rd Quarter	$44.40	$37.90
4th Quarter	$45.08	$40.51

The closing price of the Company’s common stock on February 2, 2012 was $44.29.

Holders

As of February 2, 2012, there were approximately 148 holders of record of the Company’s common stock.

Dividends

Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2011 and 2010, the Company paid dividends on its common stock of $2.41 and $2.37 per share, respectively. On February 3, 2012, the Board of Directors declared a $0.61 quarterly dividend payable on March 29, 2012 to shareholders of record on March 15, 2012.

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

The Insurance Companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2011, the Insurance Companies are permitted to pay in 2012, without obtaining DOI approval for extraordinary dividends, $178.7 million in dividends to Mercury General, of which $159.3 million is payable from the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12 of Notes to Consolidated Financial Statements.

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2006 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns

Stock Price Plus Reinvested Dividends

	2006	2007	2008	2009	2010	2011
Mercury General	$100.00	$98.23	$95.25	$87.32	$101.16	$113.90
Industry Peer Group	100.00	107.69	77.48	81.60	98.20	97.46
S&P 500 Index	100.00	105.50	66.45	84.03	96.68	98.72

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

Recent Sales of Unregistered Securities

None.

Share Repurchases

The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 30, 2011, and the authorization will expire in June 2012. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. Since the inception of the program, the Company has purchased and retired 1,266,100 shares of common stock at an average price of $31.36. No stock has been purchased since 2000.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Amounts in thousands, except per share data)
Income Data:
Earned premiums	$2,566,057	$2,566,685	$2,625,133	$2,808,839	$2,993,877
Net investment income	140,947	143,814	144,949	151,280	158,911
Net realized investment gains (losses)	58,397	57,089	346,444	(550,520)	20,808
Other	11,884	8,297	4,967	4,597	5,154

Total revenues	2,777,285	2,775,885	3,121,493	2,414,196	3,178,750

Losses and loss adjustment expenses	1,829,205	1,825,766	1,782,233	2,060,409	2,036,644
Policy acquisition costs	481,721	505,565	543,307	624,854	659,671
Other operating expenses	215,711	255,358	217,683	174,828	158,810
Interest	5,549	6,806	6,729	4,966	8,589

Total expenses	2,532,186	2,593,495	2,549,952	2,865,057	2,863,714

Income (loss) before income taxes	245,099	182,390	571,541	(450,861)	315,036
Income tax expense (benefit)	53,935	30,192	168,469	(208,742)	77,204

Net income (loss)	$191,164	$152,198	$403,072	$(242,119)	$237,832

Per Share Data:
Basic earnings per share	$3.49	$2.78	$7.36	$(4.42)	$4.35

Diluted earnings per share	$3.49	$2.78	$7.32	$(4.42)	$4.34

Dividends paid	$2.41	$2.37	$2.33	$2.32	$2.08

	December 31,
	2011	2010	2009	2008	2007
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,062,421	$3,155,257	$3,146,857	$2,933,820	$3,588,675
Total assets	4,070,006	4,203,364	4,232,633	3,950,195	4,414,496
Losses and loss adjustment expenses	985,279	1,034,205	1,053,334	1,133,508	1,103,915
Unearned premiums	843,427	833,379	844,540	879,651	938,370
Notes payable	140,000	267,210	271,397	158,625	138,562
Shareholders’ equity	1,857,483	1,794,815	1,770,946	1,494,051	1,861,998
Book value per share	33.86	32.75	32.33	27.28	34.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and general competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board (“FTB”), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

From time to time, forward-looking statements are also included in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K, in press releases, in presentations, on its web site, and in other materials released to the public. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents in thirteen states. The Company also offers homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance accounted for 81.6% of the $2.6 billion of the Company’s direct premiums written in 2011. 76.7% of the private passenger automobile premiums were written in California. The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004).

The Company expects to continue its growth by expanding into new states in future years with the objective of achieving greater geographic diversification. There are challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems, and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2012.

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

2011 Financial Performance Summary

The Company’s net income for the year ended December 31, 2011 increased to $191.2 million, or $3.49 per diluted share, from $152.2 million, or $2.78 per diluted share, for the same period in 2010. Approximately $141 million in pre-tax investment income was generated during 2011 on a portfolio of approximately $3.1 billion at fair value at December 31, 2011, compared to $144 million pre-tax investment income during 2010 on a portfolio of approximately $3.2 billion at fair value at December 31, 2010. Included in net income are net realized investment gains of $58.4 million and $57.1 million in 2011 and 2010, respectively. Net realized investment gains include gains of $31.3 million and $46.6 million in 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option.

During 2011, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower rates yet realize better margins than many competitors.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $159 million and $92 million in 2011 and 2010, respectively. Cash flow from operations has been used to pay shareholder dividends, retire debt, and help support growth.

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

•

Economic Conditions—Though many businesses are still experiencing the slow recovery from the severe economic recession, the recent sovereign debt crisis in Europe is leading to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of the current disruption in the financial markets and its impact on the United States, and California, where the majority of the Company’s business is produced. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

•

Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. Premium growth rates in soft markets have ranged from slightly positive to negative and were consistent in 2011.

Technology

In 2011, the Company continued to enhance its internet agency portal, Mercury First. Mercury First is a single entry point for agents providing a broad suite of capabilities. One of its most powerful tools is a point of sale (POS) system that allows agents to easily obtain and compare quotes and write new business. Mercury First is designed as an easy-to-use agency portal that provides a customized work queue for each agency user showing new business leads, underwriting requests and other pertinent customer information in real time. Agents can also assist customers with processing payments, reporting claims or updating their records. The system enables quick access to documents and forms and empowers the agents with several self-service capabilities.

The NextGen system is designed to be a multi-state, multi-line system. NextGen serves as the primary platform for all underwriting, billing, claims, and commission functions supporting the private passenger auto line in seven states (Virginia, New York, Florida, California, Georgia, Illinois, and Texas).

During 2010, the Company launched Guidewire, a commercially available software solution, to replace legacy platforms and implemented it for the Nevada homeowners line. In 2011, the Company expanded the Guidewire implementation to Texas, Georgia, Illinois, Pennsylvania, and Oklahoma for the homeowners line of business and for the Texas commercial auto line of business. The Company plans to expand Guidewire to other states and lines of business during 2012.

In 2011, as part of its continuing commitment to service excellence, the Company piloted in Georgia a new web capability for customers to bind and pay for new policies online. These policies will be serviced by the Company’s independent agents. The Company plans to expand this capability to other states in the future.

B. Regulatory and Legal Matters

The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania, and Nevada requiring prior approval from the respective DOI before a rate may be implemented. Illinois, Texas, Virginia, Arizona, and Michigan only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory. For the Company’s two largest lines of business, personal automobile and homeowners, the Company filed rate changes that were neutral in seven states and increases in thirteen states during 2011.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience, and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

During 2011, the Company received approval from the California DOI to implement a revenue neutral personal automobile class plan filing. The Company expects the plan will improve the pricing structure to better align premium rates charged with risks insured. The new plan will lead to decreased rates for some risks and increased rates for others. As a result, the Company may experience a short-term decrease in the number of policies renewed. Preliminary indications are that policy renewals have only decreased slightly; however, it is currently unknown what the full extent, if any, of the possible decrease will be. The plan was implemented in December 2011 and is expected to make the Company more competitive in attracting new personal automobile insurance business.

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The California DOI has recently advised the Company that it is continuing to review this matter and it continues to question certain past practices. No final determination has been made by the California DOI on how it will proceed going forward. The Company anticipates that it will be advised by the California DOI in the near future as to how the California DOI intends to proceed. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While this matter has been the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004, the Company believes it has received some favorable evidentiary related rulings from the administrative law judge that may impact the outcome of this matter. On June 7, 2011, the Company filed a number of motions, including motions designed to dispose of the 2004 NNC or to substantially pare it down. Briefing on the motions is complete and the Company has requested oral argument, but no hearing has been set. On January 31, 2012, the administrative law judge issued a bifurcation order which ordered a separate hearing on the California DOI’s order to show cause and accusation, concerning the California DOI’s false advertising allegations, to be scheduled after the Commissioner’s disposition of the proposed decision on the notice of noncompliance, which concern the California DOI’s allegations that Mercury used unlawful rates.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see “Critical Accounting Estimates” and Note 1 of Notes to Consolidated Financial Statements.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see Note 17 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Litigation.

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

(1) Inflation

For the Company’s California automobile lines of business, total reserves are comprised of the following:

•	BI reserves—approximately 60% of total reserves

•	Material damage (MD) reserves, including collision and comprehensive property damage—approximately 20% of total reserves

•	Loss adjustment expenses reserves—approximately 20% of total reserves.

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

The following table presents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	35% to 41%	14%
BI claims closed one year after the accident year reported	75% to 80%	55%
BI claims closed two years after the accident year reported	93% to 95%	83%
BI claims closed three years after the accident year reported	99%	96%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $2,500 to $3,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $7,500 to $9,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2011, the Company believes that the accident years that are most likely to develop are the 2009 through 2011 accident years; however, it is possible that older accident years could develop as well.

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

Beginning late in 2008 and continuing through the end of 2009, the Company changed its claims handling procedures and discontinued the practice of providing small settlement offers to BI claimants at the inception of the claim. This had the effect of increasing loss severity and decreasing loss frequency for the 2009 accident year. The prior practice was reinstated in 2010, which resulted in decreased loss severity and increased loss frequency in 2010 compared to 2009. In 2011, the practice continued with even greater emphasis on settling small claims quickly. As a result, the loss severity comparisons from 2008 through 2011 are impacted, with 2009 showing much higher severities than had been the trend and 2011 and 2010 showing negative inflation trends when compared to 2010 and 2009. Consequently, the Company believes that inflation trend comparison between 2011 and 2008, when the same claims handling process was practiced, is more indicative of the actual severity trend. This comparison indicates an annualized inflation trend of 2.4%.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 7%, and 5% for 2011, 2010, and 2009, respectively. For example, at December 31, 2011, the loss severity for the amounts recorded at December 31, 2010 increased by 5.2%, 6.8% and 3.8% for the 2010, 2009, and 2008 accident years, respectively. Comparatively, at December 31, 2010, the loss severity decreased for the amount recorded at December 31, 2009 by 2.6%, 0.8% and 0.1% for the 2009, 2008, and 2007 accident years, respectively. The following table presents the effects on the 2011, 2010, and 2009 accident year California BI loss reserves based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/11	Implied Inflation Rate Recorded(1)	(A) Pro-forma severity if actual severity is lower by 10% for 2011, 7% for 2010, and 5% for 2009	(B) Pro-forma severity if actual severity is higher by 10% for 2011, 7% for 2010, and 5% for 2009	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2011	26,634	$8,450	-2.1%	$7,605	$9,295	$22,506,000	$(22,506,000)
2010	26,946	$8,632	-3.4%	$8,028	$9,236	$16,275,000	$(16,275,000)
2009	25,526	$8,933	13.2%	$8,486	$9,380	$11,410,000	$(11,410,000)
2008	N/A	$7,891	—	—	—	—	—
Total Loss Development—Favorable (Unfavorable)						$50,191,000	$(50,191,000)

(1)

The change in the implied inflation rate in 2010 and 2009 is skewed by the change in claims handling process noted above. The Company believes the comparison between 2011 and 2008 is more indicative of the actual severity trend. This results in an annualized implied inflation rate of 2.4%.

(2) Claim Count Development

The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. For California automobile BI claims, the Company has experienced that approximately 2% to 4% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be. The following table presents the number of BI claims reported at the end of the accident period and one year later:

California Bodily Injury Claim Count Development Table

Accident year	Number of claims reported at December 31 of each accident year	Number of claims reported at December 31 one year later	Percentage increase in number of claims reported
2008	29,647	30,229	2.0%
2009	25,684	26,555	3.4%
2010	28,182	29,090	3.2%

There are many other potential factors that can affect the number of claims reported after a period end. These factors include changes in weather patterns, a change in the number of litigated files, the number of automobiles insured, and whether the last day of the year falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2011, there were 27,977 BI claims reported for the 2011 accident year and the Company estimates that these are expected to ultimately grow by 2.6%. The Company believes that while actual development in recent years has ranged between approximately 2% and 4%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range. The following table presents the effect on loss development based on different claim count within the broader possible range at December 31, 2011:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2011 Accident Year	Claims Reported	Amount Recorded at 12/31/11 at 2.6% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim Count	27,977	28,711	27,977	30,775
Approximate average cost per claim	Not meaningful	$8,450	$8,450	$8,450
Total dollars	Not meaningful	$242,608,000	$236,406,000	$260,049,000
Total Loss Development—Favorable (Unfavorable)			$6,202,000	$(17,441,000)

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

Unexpected large losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this risk, the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective, and the Company may have material unexpected large losses in future periods. It is also possible that the Company has not identified and established a sufficient reserve for all unexpected large losses occurring in the older accident years, even though a comprehensive claims file review was undertaken. The Company may experience additional development on these reserves.

Discussion of losses and loss reserves and prior period loss development at December 31, 2011

At December 31, 2011 and 2010, the Company recorded its point estimate of approximately $985 million and $1,034 million, respectively, in losses and loss adjustment expenses liabilities which include approximately $344 million and $308 million, respectively, of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs which may differ from case estimates, unreported claims which occurred on or prior to December 31, 2011 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

During 2011, the Company experienced severe losses due to Georgia tornadoes, Hurricane Irene, and California winter storms occurring between November 30 and December 3, which resulted in increased homeowners and automobile claims. The Company estimates that total losses from these storms are approximately $18 million.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2011, the Company reported unfavorable development of approximately $18 million on the 2010 and prior accident years’ losses and loss adjustment expenses reserves which at December 31, 2010 totaled approximately $1.0 billion. The unfavorable development in 2011 is largely the result of re-estimates of accident years 2008 through 2010 California BI losses which have experienced higher average severities than were originally estimated at December 31, 2010.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies and in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs partially offset by investment income related to unearned premiums. To the extent that any of the Company’s lines of business become substantially unprofitable, a premium deficiency reserve may be required. The Company established a premium deficiency reserve of $6.0 million for its Florida homeowners operations in 2010. The remaining reserve at December 31, 2011 was $2.5 million. The Company expects to complete its withdrawal from the Florida homeowners market by September 2012.

Investments

The Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable fund preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet dates.

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at December 31, 2011 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced from time to time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise is not actively quoted. For a further discussion, see Note 3 of Notes to Consolidated Financial Statements.

Income Taxes

At December 31, 2011, the Company’s deferred income taxes were in a net asset position materially due to unearned premiums, expense accruals, loss reserve discounting, and tax credit carryforward. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established.

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

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to a significant amount of these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings. Finally, the Company has an established history of generating capital gain premiums earned through its common stock call option program. Based on the continued existence of the options market, the substantial amount of capital committed to supporting the call option program, and the Company’s favorable track record in generating net capital gains from this program in both upward and downward markets, management believes it will be able to generate sufficient amounts of capital gains from this program, if necessary, to recover recorded capital deferred tax assets.

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

The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for 2011 was 22.0%, compared to 16.6% for 2010. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the year ended December 31, 2011 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2011, the fair value of the Company’s reporting units exceeded their carrying value.

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

For a discussion of recently issued accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Net premiums earned in 2011 were essentially the same as 2010 while net premiums written in 2011 increased by approximately $20 million from 2010. Net premiums written by the Company’s California operations were approximately $2 billion in 2011, a 0.4% decrease from 2010. Net premiums written by the Company’s non-California operations were approximately $632 million in 2011, a 4.5% increase from 2010. Growth outside of California has come as a result of expanded and improved product offerings and higher average premiums per policy.

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

	2011	2010
	(Amounts in thousands)
Net premiums written	$2,575,383	$2,555,481
Change in unearned premium	(9,326)	11,204

Net premiums earned	$2,566,057	$2,566,685

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	2011	2010
Loss ratio	71.3%	71.1%
Expense ratio	27.2%	29.6%

Combined ratio	98.5%	100.7%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio for 2011 was generally consistent with the 2010 loss ratio. The loss ratio was affected by unfavorable development of approximately $18 million and favorable development of approximately $13 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2011 and 2010, respectively. The unfavorable development in 2011 is largely the result of re-estimates of California BI losses which have experienced higher average severities than originally estimated at December 31, 2010. The 2011 loss ratio was also negatively impacted by severe losses due to California winter storms, Hurricane Irene, and Georgia tornadoes during 2011. The 2010 loss ratio was impacted by severe rainstorms in California and homeowner’s losses in Florida as a result of sinkhole claims during 2010.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The Company’s expense ratio for 2010 was impacted by contributions made in support of a California legislative initiative totaling $12.1 million and would have been 29.1% without those financial contributions. The 2011 expense ratio decreased as a result of decreased agent contingent commissions, consulting, advertising, and information technology expenditures.

Combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expenses were $53.9 million and $30.2 million for the years ended December 31, 2011 and 2010, respectively. The increase in income tax expense resulted from increased taxable income in 2011.

Investments

The following table presents the investment results of the Company:

	2011	2010
	(Amounts in thousands)
Average invested assets at cost(1)	$3,004,588	$3,121,366
Net investment income:
Before income taxes	$140,947	$143,814
After income taxes	$124,708	$128,888
Average annual yield on investments:
Before income taxes	4.7%	4.6%
After income taxes	4.2%	4.1%
Net realized investment gains	$58,397	$57,089

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

Included in net income are net realized investment gains of $58.4 million and $57.1 million in 2011 and 2010, respectively. Net realized investment gains include gains of $31.3 million and $46.6 million in 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains during 2011 arise from a $62.1 million increase in the market value of the Company’s fixed maturity securities offset by a $30.9 million decline in the market value of the Company’s equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for 2011. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets occurring primarily in the third quarter of 2011.

Net Income

Net income was $191.2 million or $3.49 per diluted share and $152.2 million or $2.78 per diluted share in 2011 and 2010, respectively. Diluted per share results were based on a weighted average of 54.8 million shares in 2011 and 2010. Basic per share results were $3.49 and $2.78 in 2011 and 2010, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.69 and $0.68 per share (basic and diluted) in 2011 and 2010, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Net premiums earned and net premiums written in 2010 decreased 2.2% and 1.3%, respectively, from 2009. Net premiums written by the Company’s California operations were approximately $2 billion in 2010, a 3.0% decrease from 2009. Net premiums written by the Company’s non-California operations were approximately $605 million in 2010, a 4.6% increase from 2009. The decrease in net premiums written in California is primarily due to a decrease in the number of policies written and slightly lower average premiums per policy. Growth outside of California has come as a result of expanded and improved product offerings and higher average premiums per policy.

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

The Company’s loss ratio was affected by favorable development of approximately $13 million and $58 million on prior accident years’ losses and loss adjustment expenses reserves for the year ended December 31, 2010 and 2009, respectively. The favorable development in 2010 is largely the result of re-estimates of accident year 2009 California BI losses which have experienced both lower average severities and fewer late reported claims (claim count development) than were originally estimated at December 31, 2009. Excluding the effect of prior accident years’ loss development, the loss ratios were 71.6% and 70.0% in 2010 and 2009, respectively. The increase is primarily due to severe losses in California from heavy rainstorms in December 2010, and to sinkhole claims in Florida.

The Company’s expense ratio increased primarily due to the decreased net premiums earned, the Company’s financial contributions of $12.1 million related to its support of the Continuous Auto Insurance Discount Act in California, and a premium deficiency reserve of $6.0 million recorded in the Florida homeowners line of business.

Income tax expenses were $30.2 million and $168.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in income tax expense resulted primarily from decreased net premium earned, decreased gains on the fair value of the investment portfolio, and increased losses and loss adjustment expenses.

Investments

The following table presents the investment results of the Company:

	2010	2009
	(Amounts in thousands)
Average invested assets at cost(1)	$3,121,366	$3,196,944
Net investment income:
Before income taxes	$143,814	$144,949
After income taxes	$128,888	$130,070
Average annual yield on investments:
Before income taxes	4.6%	4.5%
After income taxes	4.1%	4.1%
Net realized investment gains	$57,089	$346,444

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

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

LIQUIDITY AND CAPITAL RESOURCES

A. General

The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $179 million in 2012 to Mercury General. The Insurance Companies paid Mercury General extraordinary dividends of $270 million and no ordinary dividends during 2011. As of December 31, 2011, Mercury General had approximately $76 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $447.8 million at December 31, 2011, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2011 was $158.5 million, an increase of $66.7 million over 2010. The increase was primarily due to the decreased payment of tax and operating expenses. The Company reduced agent contingent commissions, consulting, advertising, and information technology expenditures in 2011. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders, the purchase and development of information technology, and the retirement of debt. Funds derived from the sale, redemption or maturity of fixed maturity investments of $636.2 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2011 by contractual maturity in the next five years.

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$30,758
Due after one year through two years	81,386
Due after two years through three years	110,199
Due after three years through four years	65,407
Due after four years through five years	114,193

$401,943

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2011:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$14,097	$14,298
States, municipalities and political subdivisions	2,186,259	2,271,275
Mortgage-backed securities	33,008	37,371
Corporate securities	73,009	75,142
Collateralized debt obligations	39,247	47,503

	2,345,620	2,445,589

Equity securities:
Common stock:
Public utilities	22,969	26,342
Banks, trusts and insurance companies	17,495	16,027
Industrial and other	326,135	316,592
Non-redeemable preferred stock	11,818	11,419
Partnership interest in a private credit fund	10,000	10,008

	388,417	380,388

Short-term investments	236,433	236,444

Total investments	$2,970,470	$3,062,421

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2011, 74.0% of the Company’s total investment portfolio at fair value and 92.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At December 31, 2011, 96.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in subprime lenders.

During 2011, the Company recognized $58.4 million in net realized investment gains, which include gains of $54.1 million related to fixed maturity securities and losses of $4.9 million related to equity securities. Included in the gains and losses were $62.1 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and $30.9 million in losses due to changes in the fair value of the Company’s equity security portfolio, as a result of applying the fair value option.

During 2010, the Company recognized $57.1 million in net realized investment gains, which include gains of $5.9 million and $46.5 million related to fixed maturity securities and equity securities, respectively. Included in the gains were $1.0 million and $45.7 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and equity security portfolio, respectively, as a result of applying the fair value option.

Fixed Maturity Securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 11.8 years at both December 31, 2011 and 2010 (10.8 years and 11.3 years, respectively, including all short-term instruments). The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 4.5 years and 6.3 years (4.1 years and 6.0 years including all short-term instruments) at December 31, 2011 and 2010, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.7 years and 4.7 years, (3.3 years and 4.5 years including all short-term instruments), including collateralized mortgage obligations with a modified duration of 2.4 years and 2.2 years at December 31, 2011 and 2010, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2010. To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At December 31, 2011, fixed maturity holdings rated below investment grade and non-rated bonds totaled $95.8 million and $17.2 million, respectively, at fair value, and represented 3.9% and 0.7%, respectively, of total fixed maturity securities. At December 31, 2010, below investment grade and non-rated fixed maturity holdings totaled $139.4 million and $34.9 million, respectively, at fair value, and represented 5.3% and 1.3%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2011 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable as compared to the prior year, with 77.6% of fixed maturity securities at fair value experiencing no change in their overall rating. 15.9% of fixed maturity securities at fair value experienced downgrades during the period, partially offset by 6.5% in credit upgrades. The majority of the downgrades were due to continued downgrading of the monoline insurance carried on much of the municipal holdings. The majority of the downgrades were slight and the affected securities remain in the investment grade portfolio, except for $3.8 million of fixed maturity securities, at fair value, that were downgraded to below investment grade during 2011.

	December 31, 2011
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$6,851	$—	$—	$—	$—	$6,851
Government Agency	7,447	—	—	—	—	7,447

Total	14,298	—	—	—	—	14,298

	100.0%					100.0%
Municipal securities:
Insured	4,940	541,878	580,653	141,123	29,908	1,298,502
Uninsured	190,554	313,966	314,549	141,718	11,986	972,773

Total	195,494	855,844	895,202	282,841	41,894	2,271,275

	8.6%	37.7%	39.4%	12.5%	1.8%	100.0%
Mortgage-backed securities:
Agencies	17,734	—	—	—	—	17,734
Non-agencies:
Prime	3,686	660	1,196	395	3,942	9,879
Alt-A	30	1,816	1,223	1,545	5,144	9,758

Total	21,450	2,476	2,419	1,940	9,086	37,371

	57.4%	6.6%	6.5%	5.2%	24.3%	100.0%
Corporate securities:
Communications	—	—	—	6,681	—	6,681
Consumer—cyclical	—	—	—	—	103	103
Energy	—	—	—	4,874	2,735	7,609
Basic materials	—	—	—	4,222	—	4,222
Financial	—	19,269	15,552	6,893	11,245	52,959
Utilities	—	—	—	3,134	434	3,568

Total	—	19,269	15,552	25,804	14,517	75,142

	0.0%	25.7%	20.7%	34.3%	19.3%	100.0%
Collateralized debt obligations:
Corporate	—	—	—	—	47,503	47,503

Total	—	—	—	—	47,503	47,503

					100.0%	100.0%
Total	$231,242	$877,589	$913,173	$310,585	$113,000	$2,445,589

	9.5%	35.9%	37.3%	12.7%	4.6%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had $32.0 million, 1.3% of its fixed maturity portfolio, at fair value in U.S. government bonds and agencies and mortgage-backed securities (agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate. In addition, in the period after the downgrade, market participants continued to invest in U.S. Treasury securities and push the yield on U.S. Treasury securities even lower than before the downgrade.

(1) Municipal Securities

The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at December 31, 2011, of which $1.3 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2011.

At December 31, 2011, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 10% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A+, with an underlying rating of A-. The remaining bond insurers’ credit ratings, which covered approximately 90% of the insured municipal securities, are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

Municipal securities included auction rate securities (“ARS”). The Company owned $0 and $1.6 million at fair value of ARS at December 31, 2011 and 2010, respectively. ARS are valued based on a discounted cash flow model with certain inputs that are not observable in the market and are considered Level 3 inputs.

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $9.8 million and $11.5 million ($8.3 million and $10.7 million at amortized cost) of Alt-A mortgages at December 31, 2011 and 2010, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At December 31, 2011, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BB+ and the weighted-average rating of the entire mortgage backed securities portfolio was A+ as of December 31, 2011.

(3) Corporate Securities

Included in fixed maturity securities are $75.1 million and $95.2 million of fixed rate corporate securities, which had durations of 3.6 and 4.1 years, at December 31, 2011 and 2010, respectively. The weighted-average rating was BBB+ as of December 31, 2011 and 2010.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $47.5 million and $55.7 million, which represent 1.6% and 1.8% of the total investment portfolio and had durations of 1.1 years and 2.0 years, at December 31, 2011 and 2010, respectively.

Equity Securities

Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net losses in 2011 due to changes in fair value of the Company’s equity portfolio were $30.9 million. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2011, 12.4% of the total investment portfolio at fair value was held in equity securities, compared to 11.4% at December 31, 2010. The following table presents the equity security portfolio by industry sector for 2011 and 2010:

	December 31,
	2011		2010
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$32,719	$27,139	$11,755	$12,781
Communications	7,692	7,347	8,495	8,473
Consumer—cyclical	12,985	11,986	19,287	20,183
Consumer—non-cyclical	4,310	4,197	5,629	5,657
Energy	227,183	233,225	199,822	215,796
Financial	26,156	23,887	25,339	26,419
Funds	11,190	10,621	4,160	3,572
Industrial	34,622	28,728	35,040	34,915
Technology	8,548	6,875	4,611	4,555
Utilities	23,012	26,383	22,619	27,255

	$388,417	$380,388	$336,757	$359,606

Short-Term Investments

At December 31, 2011, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

D. Debt

The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date by using a portion of the proceeds from the extraordinary dividend paid by MCC to Mercury General.

Effective August 4, 2011, the Company extended the maturity date of the $120 million Bank of America credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR rate plus 40 basis points.

On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015.

Both the $120 million credit facility and the $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company is in compliance with all of its financial covenants.

For a further discussion, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

E. Capital Expenditures

In 2011, the Company made capital expenditures of approximately $18 million primarily related to Information Technology.

F. Regulatory Capital Requirement

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or RBC requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2011, the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at December 31, 2011, and net premiums written of $2.6 billion, the ratio of premiums written to surplus was 1.7 to 1.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2011 are summarized as follows:

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$143,547	$1,651	$1,010	$886	$140,000	$—	$—
Lease obligations(2)	39,027	15,821	10,551	5,410	3,185	2,436	1,624
Losses and loss adjustment expenses(3)	985,279	577,669	238,197	106,036	38,187	25,190	—

Total Contractual Obligations	$1,167,853	$595,141	$249,758	$112,332	$181,372	$27,626	$1,624

(1)

The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2011 because the debt amounts above include interest.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019.
(3)

Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2011. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $3.6 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

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

Credit risk

Credit risk is due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2011, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2010. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 92.9% of its fixed maturity portfolio at December 31, 2011, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2011:

States	Fair Value	Average Rating
(Amounts in thousands)
Texas	$337,678	AA-
California	265,731	A+
Florida	176,959	A+
Illinois	159,642	A
Washington	132,233	AA-
Other states	1,199,032	A+

Total	$2,271,275

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 7.4% of the Company’s fixed maturity portfolio. 17.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at December 31, 2011. 38.3% of the Company’s taxable fixed maturity securities, representing 2.8% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At December 31, 2011, the Company’s primary objective for common equity investments is current income. The fair value of the equity investments consists of $359.0 million in common stocks, $11.4 million in non-redeemable preferred stocks, and $10.0 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

Common stocks represent 11.7% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.18 at December 31, 2011. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $105.9 million or $211.8 million, respectively.

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

The value of the fixed maturity portfolio, which represents 79.9% of total investment at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2011 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.7 years at December 31, 2011 compared to 4.7 years and 5.1 years at December 31, 2010 and 2009, respectively. Given a hypothetical parallel increase of 100 or 200 basis points in interest rates, the fair value of the bond portfolio at December 31, 2011 would decrease by $90.8 million or $181.6 million, respectively.

Interest rate swaps are used to manage interest rate risk associated with the Company’s loans with fixed or floating rates. On February 6, 2009, the Company entered into an interest swap of its floating LIBOR rate on the $120 million credit facility for a fixed rate of 1.93% that expired in January 2012. On March 3, 2008, the Company entered into an interest rate swap of a floating LIBOR rate on an $18 million bank loan for a fixed rate of 3.75% that expires in March 2013. Effective January 2, 2002, the Company entered into an interest rate swap of a 7.25% fixed rate obligation on its $125 million senior note for a floating rate of LIBOR plus 107 basis points. The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 13, 2012

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2011	2010
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,345,620; $2,617,656)	$2,445,589	$2,652,280
Equity securities trading (cost $388,417; $336,757)	380,388	359,606
Short-term investments (cost $236,433; $143,378)	236,444	143,371

Total investments	3,062,421	3,155,257
Cash	211,393	181,388
Receivables:
Premiums	288,799	280,980
Accrued investment income	32,541	36,885
Other	11,320	10,076

Total receivables	332,660	327,941
Deferred policy acquisition costs	171,430	170,579
Fixed assets, net	177,760	196,505
Current income taxes	0	25,719
Deferred income taxes	6,511	26,499
Goodwill	42,850	42,850
Other intangible assets, net	53,749	60,124
Other assets	11,232	16,502

Total assets	$4,070,006	$4,203,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$985,279	$1,034,205
Unearned premiums	843,427	833,379
Notes payable	140,000	267,210
Accounts payable and accrued expenses	94,743	106,662
Current income taxes	67	0
Other liabilities	149,007	167,093

Total liabilities	2,212,523	2,408,549

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,856; 54,803	76,634	74,188
Additional paid-in capital	538	78
Accumulated other comprehensive loss	0	(740)
Retained earnings	1,780,311	1,721,289

Total shareholders’ equity	1,857,483	1,794,815

Total liabilities and shareholders’ equity	$4,070,006	$4,203,364

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net premiums earned	$2,566,057	$2,566,685	$2,625,133
Net investment income	140,947	143,814	144,949
Net realized investment gains	58,397	57,089	346,444
Other	11,884	8,297	4,967

Total revenues	2,777,285	2,775,885	3,121,493

Expenses:
Losses and loss adjustment expenses	1,829,205	1,825,766	1,782,233
Policy acquisition costs	481,721	505,565	543,307
Other operating expenses	215,711	255,358	217,683
Interest	5,549	6,806	6,729

Total expenses	2,532,186	2,593,495	2,549,952

Income before income taxes	245,099	182,390	571,541
Income tax expense	53,935	30,192	168,469

Net income	$191,164	$152,198	$403,072

Net income per share:
Basic	$3.49	$2.78	$7.36
Diluted	$3.49	$2.78	$7.32

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$191,164	$152,198	$403,072
Other comprehensive gain (loss), before tax:
Gains (losses) on hedging instrument	1,139	(220)	(918)

Other comprehensive gain (loss), before tax	1,139	(220)	(918)
Income tax expense (benefit) related to gains (losses) on hedging instrument	399	(77)	(321)

Comprehensive income, net of tax	$191,904	$152,055	$402,475

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Common stock, beginning of year	$74,188	$72,589	$71,428
Proceeds of stock options exercised	1,951	816	393
Share-based compensation expense	439	651	763
Tax benefit on sales of incentive stock options	56	132	5

Common stock, end of year	76,634	74,188	72,589

Additional paid in capital, beginning of year	78	0	0
Share-based compensation expense	460	161	0
Exercise of stock options	0	(83)	0

Additional paid in capital, end of year	538	78	0

Accumulated other comprehensive loss, beginning of year	(740)	(597)	(876)
Change in other comprehensive loss, net of tax	740	(143)	279

Accumulated other comprehensive loss, end of year	0	(740)	(597)

Retained earnings, beginning of year	1,721,289	1,698,954	1,423,499
Net income	191,164	152,198	403,072
Dividends paid to shareholders	(132,142)	(129,863)	(127,617)

Retained earnings, end of year	1,780,311	1,721,289	1,698,954

Total shareholders’ equity	$1,857,483	$1,794,815	$1,770,946

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$191,164	$152,198	$403,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,657	40,735	35,692
Net realized investment gains	(58,397)	(57,089)	(346,444)
Bond amortization, net	4,615	1,062	6,655
Excess tax benefit from exercise of stock options	(56)	(132)	(5)
(Increase) decrease in premiums receivable	(7,819)	(4,192)	17,138
Decrease in current and deferred income taxes	45,431	11,399	150,850
(Increase) decrease in deferred policy acquisition costs	(851)	5,287	24,139
Decrease in unpaid losses and loss adjustment expenses	(48,926)	(19,129)	(80,174)
Increase (decrease) in unearned premiums	10,048	(11,161)	(35,111)
(Decrease) increase in accounts payable and accrued expenses	(9,985)	(9,054)	15,757
Decrease in trading securities in nature, net of realized gains and losses	0	0	3,209
Share-based compensation	899	812	763
Decrease in other payables	(4,142)	(23,186)	(2,742)
Other, net	(4,113)	4,231	(3,774)

Net cash provided by operating activities	158,525	91,781	189,025

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available for sale in nature:
Purchases	(379,963)	(432,869)	(430,692)
Sales	217,535	204,543	238,308
Calls or maturities	418,616	285,454	218,037
Equity securities available for sale in nature:
Purchases	(351,198)	(272,519)	(295,513)
Sales	325,562	240,764	337,018
Calls	0	4,826	0
Net (decrease) increase in payable for securities	(9,137)	10,763	1,192
Net (increase) decrease in short-term investments	(93,737)	12,815	48,718
Purchase of fixed assets	(18,079)	(28,886)	(36,336)
Sale of fixed assets	2,990	1,341	369
Business acquisition, net of cash acquired	0	0	(115,488)
Other, net	12,026	6,868	2,690

Net cash provided by (used in) investing activities	124,615	33,100	(31,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(132,142)	(129,863)	(127,617)
Excess tax benefit from exercise of stock options	56	132	5
Payment to retire senior notes	(125,000)	0	0
Payoff bank loan	(18,000)	0	0
Proceeds from stock options exercised	1,951	733	393
Proceeds from bank loan	20,000	0	120,000

Net cash used in financing activities	(253,135)	(128,998)	(7,219)

Net increase (decrease) in cash	30,005	(4,117)	150,109
Cash:
Beginning of year	181,388	185,505	35,396

End of year	$211,393	$181,388	$185,505

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$6,193	$6,607	$7,244
Income taxes paid	$8,503	$18,792	$17,615

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL

1. Summary of Significant Accounting Policies

General

Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”) are engaged primarily in writing personal automobile insurance through 13 Insurance Companies in a number of states, principally California. The Company also writes homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile lines of insurance exceeded 81% of the Company’s direct premiums written in 2011, 2010, and 2009, with approximately 77%, 77%, and 79% of the private passenger automobile premiums written in California during 2011, 2010, and 2009, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates.

Investments

The Company applies the fair value option to all fixed maturities and equity securities and short-term investments at the time the eligible item is first recognized. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The cost of investments sold is determined in accordance with first-in and first-out method and realized gains and losses are included in net investment income. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as expansion of use of fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. See Note 2 for additional information regarding the fair value option.

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

Equity securities consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund.

Short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities redeemable within one year.

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.7 million and $2.8 million were included in other liabilities at December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured and unsecured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

$47.5 million and $10.0 million of fixed maturities and equity securities, respectively, which are valued based on broker quotes for underlying debt/credit instruments and an estimated benchmark spread for similar assets in active markets. The fair value of the Company’s $120 million and $20 million secured notes is estimated based on assumptions and inputs, such as reset rates and the market value for underlying collateral, for similarly termed notes that are observable in the market. The fair value of the Company’s publicly traded $125 million unsecured notes was based on the unadjusted quoted price for similar notes in active markets. The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently. See Note 3 for methods and assumptions used in estimating fair values of interest rate swap agreements and equity contracts. Due to their short-term maturity, the carrying value of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at December 31, 2011 and 2010.

	December 31,
	2011	2010
	(Amounts in thousands)
Assets
Investments	$3,062,421	$3,155,257
Interest rate swap agreements	$0	$4,240
Liabilities
Interest rate swap agreements	$670	$3,042
Equity contracts	$655	$2,776
Secured notes	$140,000	$138,332
Unsecured notes	$0	$128,280

Securities on Deposit

The Company has securities deposited by the Insurance Companies with various DOIs as required by statute with fair values of approximately $18 million and $14 million at December 31, 2011 and 2010, respectively.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs primarily consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in relation to the amount of premiums earned. Deferred policy acquisition costs are limited to the amount which will remain after deducting from unearned premiums and anticipated investment income the estimated losses and loss adjustment expenses and the servicing costs that will be incurred as the premiums are earned. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $21 million, $30 million, and $27 million during the years ended December 31, 2011, 2010, and 2009, respectively.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

5 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. During the years ended December 31, 2011, 2010, and 2009, the Company recorded no impairment charges.

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

The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The Company has elected to early adopt the new standard issued in September 2011 which amended the current guidance on testing goodwill for impairment. Under the revised guidance, the two-step goodwill impairment test is not required if the Company qualitatively determines that, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of December 31, 2011 and 2010, goodwill impairment assessments indicated that there was no impairment.

Premium Revenue Recognition

Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed on a monthly pro rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written were $2.58 billion, $2.56 billion, and $2.59 billion in 2011, 2010, and 2009, respectively.

No independent agent accounted for more than 2% of the Company’s direct premiums written during 2011, 2010, and 2009.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the development of prior years’ loss liabilities. These amounts include liabilities based upon individual case

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

estimates for reported losses and loss adjustment expenses and estimates of such amounts that are IBNR. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are reestimated. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, or labor rates, among other factors, can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail property damage claims tend to be more reasonably predictable than long-tail liability claims, such as those involving the Company’s BI coverages. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

If a hedge is deemed to become ineffective, it is accounted for as follows:

•	Fair value hedge: changes in fair value of the hedging instrument are recognized in earnings in the period of change.

•

Cash flow hedge: changes in fair value of the hedging instrument are reported in earnings for the current period. If it is determined that a hedging instrument no longer meets the Company’s risk reduction and correlation criteria, or if the hedging instrument expires, any accumulated balance in other comprehensive income is recognized in earnings in the period of determination.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2011 and 2010, potential dilutive common stocks consist of outstanding stock options. Note 16 contains the required disclosures relating to the calculation of basic and diluted earnings per share.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

The annual direct premiums written attributable to private passenger automobile, homeowners, commercial automobile, and other lines of insurance were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Private passenger automobile	$2,105,602	$2,115,763	$2,158,038
Homeowners	285,188	261,560	240,885
Commercial automobile	75,642	84,503	93,955
Other lines	113,251	96,999	100,690

Total	$2,579,683	$2,558,825	$2,593,568

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

At December 31, 2011, the Company’s deferred income taxes were in a net asset position partly due to a combination of ordinary and capital deferred tax benefits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

Under its 2005 Incentive Award Plan (the “2005 Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees in March 2011. The restricted stock units vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2013 achieves the 2011 defined threshold performance levels established by the Compensation Committee. The aggregate target number of shares of common stock for which the restricted stock units may vest is 80,000. However, the restricted stock units may vest for up to 120,000 shares of common stock if and to the extent that the Company’s three-year performance exceeds the target established by the Compensation Committee. The Compensation Committee granted 55,000 shares of restricted stock and restricted stock units in 2010 which will vest at the end of a three-year performance period ending December 31, 2012 if, and to the extent that, the Company’s cumulative underwriting income during the three-year performance period ending December 31, 2012 achieves the 2010 defined threshold performance levels.

The fair value of the restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. See Note 15 for additional disclosures.

Recently Issued Accounting Standards

In December 2011, the FASB issued a new standard which indefinitely defers certain provisions of a previously issued standard that revised the manner in which entities present comprehensive income in financial statements. One of the previously issued standard’s provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date. The amendment will be effective for fiscal years and interim periods within those years that begin after December 15, 2011.

In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued a new standard which amends the current guidance on testing goodwill for impairment. Under the revised guidance, the two-step goodwill impairment test is not required if entities qualitatively determine that, more likely than not, the fair value exceeds the carrying amount of a reporting unit. The new standard does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to assess goodwill annually for impairment. The amendment will be effective for fiscal years and interim periods within those years that begin after December 15, 2011 and may be adopted early. The Company

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

has elected to early adopt the standard and performed its assessment for the fiscal year ended December 31, 2011. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts, and will be effective for fiscal years and interim periods beginning after December 15, 2011 and may be applied either prospectively or retrospectively. The Company completed its assessment using the prospective method and believes the adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

2. Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations.

The following table presents gains and losses due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Fixed maturity securities	$62,149	$967	$261,866
Equity securities	(30,879)	45,659	133,580
Short-term investments	19	(46)	36

Total	$31,289	$46,580	$395,482

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

A summary of net realized investment gains is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Net realized gains from investments and other liabilities:
Fixed maturities	$54,112	$5,909	$255,195
Equity securities	(4,854)	46,547	83,452
Short-term investments	139	18	76
Option and short sale transactions	9,000	4,615	7,721

Total	$58,397	$57,089	$346,444

Net realized gains from investments included gains of $49.4 million, $52.5 million and $338.7 million related to trading securities which were still held at December 31, 2011, 2010, and 2009, respectively.

Gross gains and losses realized on the sales of investments, excluding option and short sale transactions, are shown below:

	Year Ended December 31,
	2011			2010			2009
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturities	$2,675	$(10,712)	$(8,037)	$8,754	$(3,812)	$4,942	$1,918	$(8,589)	$(6,671)
Equity securities	41,872	(15,847)	26,025	16,793	(15,905)	888	20,558	(70,686)	(50,128)
Short-term investments	120	0	120	64	0	64	356	(3,902)	(3,546)

Contractual Maturity

At December 31, 2011, fixed maturity holdings rated below investment grade and non-rated comprised 3.7% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturities:
Due in one year or less	$30,756
Due after one year through five years	370,609
Due after five years through ten years	556,519
Due after ten years	1,450,334
Mortgage-backed securities	37,371

Total	$2,445,589

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

Investment Income

A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Fixed maturities	$130,895	$136,345	$137,607
Equity securities	10,869	8,435	8,558
Short-term investments	1,747	1,413	1,082

Total investment income	$143,511	$146,193	$147,247
Less: Investment expense	2,564	2,379	2,298

Net investment income	$140,947	$143,814	$144,949

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, the Company obtained specific unadjusted broker quotes from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2011.

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

Municipal securities: Valued based on models or matrices using inputs, such as quoted prices for identical or similar assets in active markets.

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At December 31, 2011 and December 31, 2010, the Company had no holdings in commercial mortgage-backed securities.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

Municipal securities: Comprised of certain distressed municipal securities, including ARS, for which valuation is based on models that are widely accepted in the financial services industry and require projections of future cash flows that are not market observable.

Collateralized debt obligations/Partnership interest in a private credit fund: Valued based on underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.

The Company’s financial instruments, at fair value, are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,298	$0	$0	$14,298
Municipal securities	0	2,271,275	0	2,271,275
Mortgage-backed securities	0	37,371	0	37,371
Corporate securities	0	75,142	0	75,142
Collateralized debt obligations	0	0	47,503	47,503
Equity securities:
Common stock:
Public utilities	26,342	0	0	26,342
Banks, trusts and insurance companies	16,027	0	0	16,027
Industrial and other	316,592	0	0	316,592
Non-redeemable preferred stock	0	11,419	0	11,419
Partnership interest in a private credit fund	0	0	10,008	10,008
Short-term bonds	0	9,011	0	9,011
Money market instruments	227,433	0	0	227,433

Total assets at fair value	$600,692	$2,404,218	$57,511	$3,062,421

Liabilities
Equity contracts	$655	$0	$0	$655
Interest rate swap agreements	0	670	0	670

Total liabilities at fair value	$655	$670	$0	$1,325

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$8,805	$0	$0	$8,805
Municipal securities	0	2,433,589	1,624	2,435,213
Mortgage-backed securities	0	57,367	0	57,367
Corporate securities	0	95,203	0	95,203
Collateralized debt obligations	0	0	55,692	55,692
Equity securities:
Common stock:
Public utilities	27,214	0	0	27,214
Banks, trusts and insurance companies	20,521	0	0	20,521
Industrial and other	302,103	0	0	302,103
Non-redeemable preferred stock	0	9,768	0	9,768
Short-term bonds	0	17,043	0	17,043
Money market instruments	126,328	0	0	126,328
Interest rate swap agreements	0	4,240	0	4,240

Total assets at fair value	$484,971	$2,617,210	$57,316	$3,159,497

Liabilities
Equity contracts	$2,776	$0	$0	$2,776
Interest rate swap agreements	0	3,042	0	3,042

Total liabilities at fair value	$2,776	$3,042	$0	$5,818

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	2011			2010
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$1,624	$55,692	$0	$3,322	$47,473
Realized gains (losses) included in earnings	39	(9,300)	8	(108)	13,388
Purchase	0	0	10,000	0	0
Sales	(1,663)	0	0	(1,590)	0
Issuances	0	0	0	0	0
Settlements	0	1,111	0	0	(5,169)

Ending Balance	$0	$47,503	$10,008	$1,624	$55,692

The amount of total (losses) gains for the period included in earnings attributable to assets still held at December 31	$0	$(8,189)	$8	$(83)	$12,810

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2011 and 2010. There were $10 million and $0 increases in Level 3 financial assets in 2011 and 2010, respectively, which include the use of unobservable inputs related to liquidity assumptions.

At December 31, 2011, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Land	$26,770	$26,772
Buildings and improvements	125,837	125,351
Furniture and equipment	113,628	116,764
Capitalized software	123,356	113,391
Leasehold improvements	7,354	6,593

	396,945	388,871
Less accumulated depreciation and amortization	(219,185)	(192,366)

Fixed assets, net	$177,760	$196,505

Depreciation expense including amortization of leasehold improvements was $34.3 million, $33.9 million, and $28.9 million during 2011, 2010, and 2009, respectively.

5. Deferred Policy Acquisition Costs

Deferred policy acquisition costs are as follows:

	December 31,
	2011	2010	2009
	(Amounts in thousands)
Balance, beginning of year	$170,579	$175,866	$200,005
Acquisition costs deferred	482,572	500,278	519,168
Amortization	(481,721)	(505,565)	(543,307)

Balance, end of year	$171,430	$170,579	$175,866

6. Notes Payable

Notes payable consists of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Unsecured notes	$0	$129,210
Secured notes	140,000	138,000

Total	$140,000	$267,210

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

Effective January 1, 2009, the Company acquired AIS for $120 million. The acquisition was financed by a $120 million credit facility that is secured by municipal bonds held as collateral. The credit facility calls for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. Effective August 4, 2011, the Company extended the maturity date of the $120 million credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR plus 40 basis points.

On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015.

The Company retired all of its $125 million 7.25% senior notes on their August 15, 2011 maturity date by using a portion of the proceeds from the extraordinary dividend paid by MCC to Mercury General.

The aggregated maturities for notes payable are $140 million in 2015.

For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements associated with the Company’s loans listed above, see Note 7.

7. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are equity price risk and interest rate risk. Equity contracts on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities. Interest rate swaps are intended to manage the interest rate risk associated with the Company’s debts with fixed or floating rates.

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on a $120 million credit facility for a fixed rate of 1.93% that matured on January 3, 2012. The purpose of the swap is to offset the variability of cash flows resulting from the variable interest rate. The swap is not designated as a hedge and changes in the fair value are adjusted through the consolidated statement of operations in the period of change.

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

	Year Ended December 31,
	2011		2010		2009
Income Statement Classification	Gain (Loss) on swap	Gain (Loss) on senior notes	Gain (Loss) on swap	Gain (Loss) on senior notes	Gain (Loss) on swap	Gain (Loss) on senior notes
	(Amounts in thousands)
Other revenue	$(4,240)	$4,240	$(4,232)	$4,232	$(5,922)	$5,922

The Company retired all of its $125 million 7.25% senior notes on the August 15, 2011 maturity date. The related interest rate swap agreement expired concurrently.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap was designated as a cash flow hedge and the fair market value of the interest rate swap was reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related interest rate swap was deemed to become ineffective and is no longer designated as a hedge. Consequently, approximately $1 million in losses on the swap was reclassified from accumulated other comprehensive loss into earnings for the year ended December 31, 2011. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change. For the years ended December 31, 2010 and 2009, there were no gains or losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive income into earnings. The fair market value of the interest rate swap was $0.7 million and $1.1 million as of December 31, 2011 and 2010, respectively.

Fair value amounts, and gains and losses on derivative instruments

The following tables provide the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Hedging derivatives
Interest rate contracts—Other assets (liabilities)	$0	$4,240	$0	$(1,139)

Non-hedging derivatives
Interest rate contracts—Other liabilities	$0	$0	$(670)	$(1,903)
Equity contracts—Short-term investments (Other liabilities)	0	0	(655)	(2,776)

Total non-hedging derivatives	$0	$0	$(1,325)	$(4,679)

Total derivatives	$0	$4,240	$(1,325)	$(5,818)

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

The Effect of Derivative Instruments on the Statements of Operations

	Loss Recognized in Income
	Year Ended December 31,
Derivatives Contracts for Fair Value Hedges	2011	2010	2009
	(Amounts in thousands)
Interest rate contracts—Interest expense	$4,470	$7,103	$7,022

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Derivatives Contracts for Cash Flow Hedges	2011	2010	2009
	(Amounts in thousands)
Interest rate contracts—Other comprehensive gain (loss)	$1,139	$(220)	$(918)

	Gain or (Loss) Recognized in Income
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010	2009
	(Amounts in thousands)
Interest rate contract—Other revenue (expense)	$1,232	$(457)	$(1,446)
Equity contracts—Net realized investment gains	9,000	4,615	7,801

Total	$10,232	$4,158	$6,355

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

The following table reflects the amount of revenue and net income of AIS, which are included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
AIS
Revenues(1)	$13,742	$13,926	$11,846
Net income(1)	$2,617	$3,367	$1,228
Combined entity
Revenues(2)	$2,777,285	$2,775,885	$3,121,493
Net income	$191,164	$152,198	$403,072

(1)	Excludes intercompany transactions with the Company’s insurance subsidiaries.
(2)	Includes net premiums earned, net investment income, net realized investment gains, and commission revenues.

9. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2011. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

Other Intangible Assets

The following table presents the components of other intangible assets as of December 31, 2011 and 2010.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2011:
Customer relationships	$51,755	$(14,676)	$37,079	11
Trade names	15,400	(1,925)	13,475	24
Software	550	(550)	0	2
Technology	4,300	(1,290)	3,010	10
Favorable leases	1,725	(1,540)	185	3

Total intangible assets, net	$73,730	$(19,981)	$53,749

As of December 31, 2010:
Customer relationships	$51,755	$(9,767)	$41,988	11
Trade names	15,400	(1,283)	14,117	24
Software	550	(550)	0	2
Technology	4,300	(860)	3,440	10
Favorable leases	1,725	(1,146)	579	3

Total intangible assets, net	$73,730	$(13,606)	$60,124

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expenses were $6.4 million, $6.8 million, and $6.8 million during 2011, 2010, and 2009, respectively. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2011:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2012	$6,160
2013	5,986
2014	5,980
2015	5,980
2016	5,980
Thereafter	23,663

Total	$53,749

10. Income Taxes

Income tax provision

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Federal
Current	$31,390	$23,699	$31,676
Deferred	20,518	9,964	131,839

	$51,908	$33,663	$163,515

State
Current	$2,934	$(3,225)	$1,793
Deferred	(907)	(246)	3,161

	$2,027	$(3,471)	$4,954

Total
Current	$34,324	$20,474	$33,469
Deferred	19,611	9,718	135,000

Total	$53,935	$30,192	$168,469

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Computed tax expense at 35%	$85,785	$63,837	$200,039
Tax-exempt interest income	(31,414)	(33,966)	(34,210)
Dividends received deduction	(1,704)	(1,463)	(1,689)
State tax expense (benefit)	1,299	(3,580)	3,688
Other, net	(31)	5,364	641

Income tax expense	$53,935	$30,192	$168,469

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

	December 31,
	2011	2010
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$61,039	$60,473
Capital loss carryforward	7,108	14,718
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,034	15,843
Write-down of impaired investments	4,638	5,389
Tax credit carryforward	20,060	16,679
Expense accruals	11,632	14,467
Other deferred tax assets	3,568	4,337

Total gross deferred tax assets	123,079	131,906

Deferred tax liabilities:
Deferred acquisition costs	(60,000)	(59,702)
Tax liability on net unrealized gain on securities carried at fair value	(31,997)	(18,808)
Tax depreciation in excess of book depreciation	(15,164)	(16,839)
Undistributed earnings of insurance subsidiaries	(3,962)	(4,447)
Accounting method transition adjustments	0	(112)
Tax amortization in excess of book amortization	(442)	(24)
Other deferred tax liabilities	(5,003)	(5,475)

Total gross deferred tax liabilities	(116,568)	(105,407)

Net deferred tax assets	$6,511	$26,499

The Company has a capital loss carryforward of $20.3 million which, if unused, will begin expiring in 2014.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

There was a $0.7 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2011. The increase was the result of tax positions taken based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any further changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2010 for federal taxes and 2003 through 2010 for California state taxes. Tax years 2005 through 2009 are currently under examination by the Internal Revenue Service.

The Company has been examined by the FTB for tax years 2003 through 2009. While the FTB has formally withdrawn the Notices of Proposed Assessment and closed its audit for tax years 2001 and 2002, it has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. The Company has filed protests with the FTB in response to these assessments. In 2011, the FTB commenced its examination of tax years 2007 through 2009. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2011	2010
	(Amounts in thousands)
Balance at January 1	$3,823	$6,666
Additions based on tax positions related to the current year	1,011	387
Reductions for tax positions of prior years	(267)	(3,230)

Balance at December 31	$4,567	$3,823

As presented above, the balances of unrecognized tax benefits were $4.6 million and $3.8 million at December 31, 2011 and 2010, respectively. Of these totals, $3.6 million and $3.0 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company’s total amount of unrecognized tax benefits to materially increase within the next twelve months related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2011, 2010, and 2009, the Company recognized net interest and penalty expense or (benefit), excluding refunds, of $106,000, ($872,000), and $266,000, respectively. The Company carried an accrued interest and penalty balance of $834,000 and $728,000 at December 31, 2011 and 2010, respectively.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

11. Losses and Loss Adjustment Expenses

Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Gross reserves at January 1	$1,034,205	$1,053,334	$1,133,508
Less reinsurance recoverable	(6,805)	(7,748)	(5,729)

Net reserves at January 1	1,027,400	1,045,586	1,127,779

Incurred losses and loss adjustment expenses related to:
Current year	1,810,711	1,838,824	1,840,268
Prior years	18,494	(13,058)	(58,035)

Total incurred losses and loss adjustment expenses	1,829,205	1,825,766	1,782,233

Loss and loss adjustment expense payments related to:
Current year	1,265,188	1,240,696	1,246,804
Prior years	614,059	603,256	617,622

Total payments	1,879,247	1,843,952	1,864,426

Net reserves at year-end	977,358	1,027,400	1,045,586
Reinsurance recoverable	7,921	6,805	7,748

Gross reserves at year-end	$985,279	$1,034,205	$1,053,334

The increase in the provision for insured events of prior years in 2011 of approximately $18 million primarily resulted from the re-estimate of accident years 2008 through 2010 California BI losses which have experienced higher average severities than were originally estimated at December 31, 2010. Partially offsetting this increase is favorable development on loss adjustment expenses reflecting cost savings from the transition of a large portion of litigated cases from outside counsel to in-house counsel.

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

The decrease in the provision for insured events of prior years in 2009 of approximately $58 million primarily resulted from the re-estimate of accident years 2008 and 2007 California BI losses which have experienced both lower average severities and fewer late reported claims than were originally estimated at December 31, 2008. In addition, there was favorable development from a recovery of approximately $5 million related to losses incurred on 2007 wildfires. The favorable development was partially offset by adverse development on New Jersey loss adjustment expense reserves that resulted from the re-estimate of the expected costs to aggressively defend BI and PIP claims.

The Company experienced estimated pre-tax losses from severe weather events of $18 million, $25 million, and $0 in 2011, 2010, and 2009, respectively. The losses in 2011 primarily related to severe losses due to California wind storms, Hurricane Irene, and Georgia tornadoes. The losses in 2010 primarily related to severe losses from California rainstorms.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

12. Dividends

The following table presents shareholder dividends paid in total and per share:

	2011	2010	2009
	(Amounts in thousands, except per share data)
Total paid	$132,142	$129,863	$127,617
Per share	$2.41	$2.37	$2.33

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2012, the insurance subsidiaries of the Company are permitted to pay approximately $179 million in dividends to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2011, 2010, and 2009, the Insurance Companies paid the Company ordinary dividends of $0, $128.0 million, and $110.0 million, respectively, and extraordinary dividends of $270 million, $0, and $0, respectively.

13. Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of the applicable states of domicile. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2011, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2011	2010		2009
	(Amounts in thousands)
Statutory net income(1)	$223,447	$142,981		$186,995
Statutory capital and surplus(2)	1,497,609	1,322,270	(2)	1,517,864

(1)	Statutory net income excludes changes in the fair value of the investment portfolio as a result of the application of fair value option.
(2)

The decrease in statutory capital and surplus in 2010 was primarily due to a $270 million extraordinary intercompany dividend declared by MCC in the fourth quarter of 2010. The dividend was paid to Mercury General in 2011.

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. No contributions were made in the past three years.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $7.2 million, $7.0 million, and $3.1 million for 2011, 2010, and 2009, respectively. Substantially reduced contributions were made during 2009 to improve the Company’s profitability as a part of a cost reduction program implemented in 2009.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorized the Plan to purchase $0, $1.2 million, and $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants in 2011, 2010, and 2009, respectively. The Company recognized compensation expense equal to such amounts.

15. Share-Based Compensation

In May 1995, the Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) which succeeded a prior plan. In May 2005, the Company adopted the 2005 Plan which succeeded the 1995 Plan. Share-based compensation awards may only be granted under the 2005 Plan. A combined total of 4,944,500 shares of common stock under the 1995 Plan and the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. The maximum number of shares that may be issued under the 2005 Plan is 4,944,500. As of December 31, 2011, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.

Cash received from option exercises was $1,951,000, $733,000, and $393,000 during 2011, 2010, and 2009, respectively. Total compensation costs were $439,000, $651,000, and $763,000 during 2011, 2010, and 2009, respectively. The excess tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $56,000, 132,000, and $5,000 during 2011, 2010, and 2009, respectively.

No stock options were awarded in 2011 and 2010. In 2009, the fair value of stock option awards was estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the following table, which provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the year ended December 31, 2009:

Weighted-average grant-date fair value	$3.45
Expected volatility	23.53%-25.58%
Weighted-average expected volatility	24.79%
Risk-free interest rate	1.98%-2.97%
Expected dividend yield	6.67%-6.94%
Expected term in months	72

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

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

A summary of the stock option activity under the Company’s plans as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2011	615,676	$45.06
Granted	0	0
Exercised	(52,950)	$36.84
Cancelled or expired	(18,501)	0

Outstanding at December 31, 2011	544,225	$46.09	5.2	$2,057

Exercisable at December 31, 2011	408,824	$48.45	4.7	$972

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2011. The aggregate intrinsic value of stock options exercised was $262,000, $431,000, and $508,000 during 2011, 2010, and 2009, respectively. The total fair value of options vested was $467,000, $498,000, and $763,000 during 2011, 2010, and 2009, respectively.

The following table presents information regarding stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Avg. Remaining Contractual Life (Years)	Weighted- Avg. Exercise Price	Number of Options	Weighted- Avg. Exercise Price
$33.61-40.53	170,525	6.9	$34.32	78,025	$34.82
$41.34-51.43	177,700	4.7	$47.74	147,699	$47.55
$51.51-58.83	196,000	4.3	$54.82	183,100	$54.97

As of December 31, 2011, $306,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.1 years.

Under the 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees in March 2011. The restricted stock units vest at the end of a three-year performance period, and then only if, and to the extent that, the Company’s cumulative underwriting income during such three-year performance period ending December 31, 2013 achieves the 2011 defined threshold performance levels established by the Compensation Committee. The aggregate target number of shares of common stock for which the restricted stock units may vest is 80,000. However, the restricted stock units may vest for up to 120,000 shares of common stock based upon the extent to which the Company’s three-year performance exceeds the target established by the Compensation Committee. The Compensation Committee granted 55,000 shares of restricted stock and restricted stock units in 2010 which will vest at the end of a three-year performance period ending December 31, 2012 if, and to the extent that, the Company’s cumulative underwriting income during the three-year performance period ending December 31, 2012 achieves the 2010 defined threshold performance levels.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

The fair value of the restricted stock grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimates that performance goals will be achieved. If such goals are not met as of the end of the three-year performance period, no compensation cost would be recognized and any recognized compensation cost would be reversed. Total compensation costs were $460,000 and $161,000 during 2011 and 2010, respectively, and the corresponding income tax benefits recognized in the income statement were $161,000 and $57,000, respectively. As of December 31, 2011, there was $1,491,000 of unrecognized compensation cost that is expected to be recognized over the next two years. A summary of the restricted stock and restricted stock units activity as of December 31, 2011 and 2010, and changes during the years then ended is as follows:

	2011		2010
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	55,000	$41.40	0	$0.00
Granted	80,000	40.22	55,000	41.40
Vested	0		0
Forfeited/Canceled	0		0

Outstanding at December 31	135,000	$40.70	55,000	$41.40

16. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income from operations is presented below:

	2011			2010			2009
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts in thousands, except per share data)
Basic EPS
Income available to common stockholders	$191,164	54,825	$3.49	$152,198	54,792	$2.78	$403,072	54,770	$7.36
Effect of dilutive securities:
Options	0	20		0	34		0	322

Diluted EPS
Income available to common stockholders after assumed conversions	$191,164	54,845	$3.49	$152,198	54,826	$2.78	$403,072	55,092	$7.32

Incremental shares of 504,000, 448,000, and 685,000 for 2011, 2010, and 2009, respectively, were excluded from the computation of the diluted earnings per common shares due to their anti-dilutive effect. Potentially dilutive securities representing approximately 103,000, 93,000, and 74,000 shares of common stock for 2011, 2010, and 2009, respectively, were also excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

17. Commitments and Contingencies

Operating Leases

The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to approximately $1,642,000 and $1,159,000 at December 31, 2011 and 2010, respectively. Total rent expense under these lease agreements was $18,207,000, $17,076,000, and $17,529,000 for 2011, 2010, and 2009, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2011:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2012	$15,821
2013	10,551
2014	5,410
2015	3,185
2016	2,436
Thereafter	1,624

California Earthquake Authority (“CEA”)

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies through the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2011, the most recent date at which information was available, was approximately $55.8 million. There was no assessment made in 2011.

Regulatory Matters

On April 9, 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI on February 18, 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. On April 30, 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The California DOI has recently advised the Company that it is continuing to review this matter and it continues to question certain past practices. No final determination has been made by the California DOI on how it will

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

proceed going forward. The Company anticipates that it will be advised by the California DOI in the near future as to how the California DOI intends to proceed. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the monetary penalties cited in the 2010 NNC.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. While this matter has been the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004, the Company has received some favorable evidentiary related rulings from the administrative law judge that may impact the outcome of this matter. On June 7, 2011, the Company filed a number of motions, including motions designed to dispose of the 2004 NNC or to substantially pare it down. Briefing on the motions is complete and the Company has requested oral argument, but no hearing has been set. On January 31, 2012, the administrative law judge issued a bifurcation order which ordered a separate hearing on the California DOI’s order to show cause and accusation, concerning the California DOI’s false advertising allegations, to be scheduled after the Commissioner’s disposition of the proposed decision on the notice of noncompliance, which concern the California DOI’s allegations that Mercury used unlawful rates.

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

Litigation

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see Note 1.

The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and when the Company believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company also discloses

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

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

18. Risks and Uncertainties

Though many businesses are still experiencing the slow recovery from the severe economic recession, the recent sovereign debt crisis in Europe is leading to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of the current disruption in the financial markets in the United States, and in California, where the majority of the Company’s business is produced. The Company believes that the recession, with continuing high unemployment rates, has negatively affected premium revenues and could continue to affect premium revenue in the future. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

The Company is taking steps to align expenses with revenues; however, not all expenses can be effectively reduced and if premium volumes decline, it could lead to higher expense ratios. The impact from the recession would also affect the capital and surplus of the Insurance Companies, which could indirectly impact the ability and capacity to pay shareholder dividends.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

NOTES STATEMENTS TO CONSOLIDATED FINANCIAL—(Continued)

19. Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 2011 and 2010 are as follows:

	Quarter Ended
	March 31	June 30	September 30		December 31
	(Amounts in thousands, except per share data)
2011
Net premiums earned	$638,487	$642,331	$643,626		$641,613
Change in fair value of investments pursuant to the fair value option	$20,904	$20,597	$(64,312)		$54,100
Income (loss) before income taxes	$76,911	$75,613	$(18,118)		$110,693
Net income (loss)	$58,226	$57,251	$(3,782)		$79,469
Basic earnings per share	$1.06	$1.04	$(0.07)		$1.45
Diluted earnings per share	$1.06	$1.04	$(0.07	)(1)	$1.45
Dividends declared per share	$0.60	$0.60	$0.60		$0.61

2010
Net premiums earned	$640,614	$642,717	$642,558		$640,796
Change in fair value of investments pursuant to the fair value option	$18,939	$(30,537)	$87,647		$(29,469)
Income (loss) before income taxes	$81,290	$15,358	$135,839		$(50,097)
Net income (loss)	$61,179	$17,817	$96,849		$(23,647)
Basic earnings per share	$1.12	$0.33	$1.77		$(0.43)
Diluted earnings per share	$1.12	$0.32	$1.77		$(0.43	)(1)
Dividends declared per share	$0.59	$0.59	$0.59		$0.60

(1)	The dilutive impact of incremental shares is excluded from loss position in accordance with GAAP.

Net income during 2011 was mainly affected by lower policy acquisition costs and operating expenses, offset by unfavorable development on loss reserves. The lower policy acquisition costs are due to the lower premium deficiency reserve and declines in other underwriting costs including agent contingent commissions. The operating expenses in 2011 decreased as a result of decreased consulting, advertising, and information technology expenditures. The unfavorable development of loss reserves is largely the result of re-estimates of California BI losses. The primary causes of the net loss during the third quarter of 2011 were driven by declines in the fair value of the Company’s equity securities due to the overall decline in the equity markets.

Net income during 2010 was mainly affected by lower net premiums earned and higher total losses incurred, slightly offset by favorable development on loss reserves, and lower gains due to changes in the fair value of the Company’s investment portfolio. The favorable development of loss reserves is largely the result of re-estimates of California BI losses. Declines in income during the second quarter of 2010 were driven by declines in the fair value of the Company’s equity securities due to the overall decline in the equity markets, especially in the oil sector as a result of the oil spill in the Gulf of Mexico. The primary causes of the net loss during the fourth quarter of 2010 were declines in the fair value of the Company’s municipal securities due to the overall decline in the municipal markets, severe losses in California from heavy rainstorms, and increased losses and a premium deficiency reserve recorded in the Florida homeowners line of business.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2011 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

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

Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2011 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2011 are contained herein as listed in the Index to Consolidated Financial Statements on page 60.

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

3. Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	First Amendment to Amended and Restated Bylaws of the Company.

3.4(4)	Second Amendment to Amended and Restated Bylaws of the Company.

4.1(5)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.

10.1(1)	Form of Agency Contract.

10.2(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.

10.3(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.

10.4(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.

10.5(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.

10.6(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.

10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.

10.8(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.

10.9(10)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.

10.10(11)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.

10.11(11)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.

10.12(12)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.

10.13(12)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.

10.14(13)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.

10.15(14)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.

10.16(13)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.

10.17(21)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.

10.18(21)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.

10.19(23)*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.

10.20(23)*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.

10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.

10.22(15)*	The 1995 Equity Participation Plan.

10.23(16)

Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.

10.24(16)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.

10.25(16)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.

10.26(16)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.

10.27(16)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.

10.28(16)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.

10.29(10)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.

10.30(14)

Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company (formerly known as Elm County Mutual Insurance Company and Vesta County Mutual Insurance Company) and Mercury Insurance Services, LLC (as successor in interest).

10.31(21)*	Director Compensation Arrangements.

10.32(17)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.

10.33(18)*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.

10.34(19)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.35(20)*	Restricted Stock Agreement (Time Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.36(24)*	Restricted Stock Agreement (Performance Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.37(25)*	Restricted Stock Unit Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.

10.38(22)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

10.39(21)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

10.40(26)*	Mercury General Corporation Annual Incentive Plan.

10.41(27)	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.

21.1(21)	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 13, 2012, formatted in XBRL (Extensible Business Reporting Language) and funished electronically herewith: (i) the Consolidated Balance Sheets; (ii) The Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholers’ Equity; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
(3)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
(5)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
(14)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
(15)	This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on March 8, 1996, and is incorporated herein by this reference.
(16)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
(17)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008, and is incorporated herein by this reference.
(18)	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
(19)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
(20)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2008, and is incorporated herein by this reference.
(23)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
(24)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, and is incorporated herein by this reference.
(25)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.
*	Denotes management contract or compensatory plan or arrangement.
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

February 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 13, 2012

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2012

/S/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2012

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 13, 2012

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 13, 2012

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 13, 2012

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 13, 2012

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 13, 2012

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mercury General Corporation:

Under date of February 13, 2012, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the Annual Report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 13, 2012

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$14,097	$14,298	$14,298
Municipal securities	2,186,259	2,271,275	2,271,275
Mortgage-backed securities	33,008	37,371	37,371
Corporate securities	73,009	75,142	75,142
Collateralized debt obligations	39,247	47,503	47,503

Total fixed maturity securities	2,345,620	2,445,589	2,445,589

Equity securities:
Common stock:
Public utilities	22,969	26,342	26,342
Banks, trust and insurance companies	17,495	16,027	16,027
Industrial and other	326,135	316,592	316,592
Non-redeemable preferred stock	11,818	11,419	11,419
Private credit fund	10,000	10,008	10,008

Total equity securities	388,417	380,388	380,388

Short-term investments	236,433	236,444	236,444

Total investments	$2,970,470	$3,062,421	$3,062,421

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2011	2010
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities trading (cost $24,885; $18,285)	$20,282	$16,518
Short-term investments (cost $26,817; $5,366)	26,817	5,366
Investment in subsidiaries	1,787,047	1,591,638

Total investments	1,834,146	1,613,522
Cash	29,219	41,606
Accrued investment income	17	13
Amounts receivable from affiliates	200	189
Current income taxes	22	25,759
Deferred income taxes	1,654	—
Income tax receivable from affiliates	12,833	3,630
Dividend receivable from affiliates	—	270,000
Other assets	—	4,745

Total assets	$1,878,091	$1,959,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$—	$129,210
Accounts payable and accrued expenses	48	43
Income tax payable to affiliates	20,288	34,464
Deferred income taxes	—	193
Other liabilities	272	739

Total liabilities	20,608	164,649

Shareholders’ equity:
Common stock	76,634	74,188
Additional paid in capital	538	78
Accumulated other comprehensive loss	—	(740)
Retained earnings	1,780,311	1,721,289

Total shareholders’ equity	1,857,483	1,794,815

Total liabilities and shareholders’ equity	$1,878,091	$1,959,464

See accompanying notes to condensed financial information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Revenues:
Net investment income	$1,411	$951	$1,127
Net realized investment (losses) gains	(1,866)	1,420	6,373

Total revenues	(455)	2,371	7,500

Expenses:
Other operating expenses	2,267	12,945	2,565
Interest	1,341	2,180	2,245

Total expenses	3,608	15,125	4,810

(Loss) income before income taxes and equity in net income of subsidiaries	(4,063)	(12,754)	2,690
Income tax (benefit) expense	(684)	(3,507)	4,400

Loss before equity in net income of subsidiaries	(3,379)	(9,247)	(1,710)
Equity in net income of subsidiaries	194,543	161,445	404,782

Net income	$191,164	$152,198	$403,072

See accompanying notes to condensed financial information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(312)	$(4,441)	$19,094
Cash flows from investing activities:
Dividends from subsidiaries	270,000	128,000	110,000
Fixed maturities:
Calls or maturities	—	265	320
Equity securities:
Purchases	(50,056)	(836)	(8,021)
Sales	43,520	2,070	6,486
Calls	—	895	—
Net decrease in payable for securities	—	—	(1,719)
Net (increase) decrease in short-term investments	(21,451)	(583)	47,274
Other, net	1,047	(110)	(3,260)

Net cash provided by investing activities	243,060	129,701	151,080
Cash flows from financing activities:
Dividends paid to shareholders	(132,142)	(129,863)	(127,617)
Excess tax benefit from exercise of stock options	56	132	5
Payment to retire senior notes	(125,000)	—	—
Proceeds from stock options exercised	1,951	733	393

Net cash used in financing activities	(255,135)	(128,998)	(127,219)
Net (decrease) increase in cash	(12,387)	(3,738)	42,955
Cash:
Beginning of year	41,606	45,344	2,389

End of year	$29,219	$41,606	$45,344

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

Dividends

Dividends of $270,000,000, $128,000,000, and $110,000,000 were received by the Company from its wholly-owned subsidiaries in 2011, 2010, and 2009, respectively, and are recorded as a reduction to investment in subsidiaries.

Capitalization of Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000, $125,000, and $0 in 2011, 2010, and 2009, respectively.

Guarantees

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan are secured by approximately $182 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million are guaranteed by the Company.

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

REINSURANCE

THREE YEARS ENDED DECEMBER 31,

Property and Liability Insurance Earned Premiums

	2011	2010	2009
	(Amounts in thousands)
Direct amounts	$2,569,661	$2,569,942	$2,628,507
Ceded to other companies	(4,134)	(4,468)	(4,214)
Assumed	530	1,211	840

Net amounts	$2,566,057	$2,566,685	$2,625,133

See accompanying Report of Independent Registered Public Accounting Firm