Form 10-Q
period 2012-03-31
MERCURY GENERAL CORP
filed 2012-05-02
CIK 64996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

At April 26, 2012, the Registrant had issued and outstanding an aggregate of 54,882,677 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,364,561; $2,345,620)	$2,485,594	$2,445,589
Equity securities trading (cost $385,990; $388,417)	406,456	380,388
Short-term investments (cost $227,340; $236,433)	227,196	236,444

Total investments	3,119,246	3,062,421
Cash	204,701	211,393
Receivables:
Premiums	309,910	288,799
Accrued investment income	33,649	32,541
Other	11,565	11,320

Total receivables	355,124	332,660
Deferred policy acquisition costs	175,392	171,430
Fixed assets, net	172,422	177,760
Deferred income taxes	0	6,511
Goodwill	42,850	42,850
Other intangible assets, net	52,201	53,749
Other assets	14,843	11,232

Total assets	$4,136,779	$4,070,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Losses and loss adjustment expenses	$954,386	$985,279
Unearned premiums	865,982	843,427
Notes payable	140,000	140,000
Accounts payable and accrued expenses	99,420	94,743
Current income taxes	5,292	67
Deferred income taxes	9,915	0
Other liabilities	163,224	149,007

Total liabilities	2,238,219	2,212,523

Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,883; 54,856	77,833	76,634
Additional paid-in capital	538	538
Retained earnings	1,820,189	1,780,311

Total shareholders’ equity	1,898,560	1,857,483

Total liabilities and shareholders’ equity	$4,136,779	$4,070,006

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net premiums earned	$635,812	$638,487
Net investment income	31,486	35,096
Net realized investment gains	52,663	28,690
Other	2,714	3,270

Total revenues	722,675	705,543

Expenses:
Losses and loss adjustment expenses	449,916	446,461
Policy acquisition costs	117,430	121,804
Other operating expenses	52,925	58,672
Interest	410	1,695

Total expenses	620,681	628,632

Income before income taxes	101,994	76,911
Income tax expense	28,638	18,685

Net income	$73,356	$58,226

Net income per share:
Basic	$1.34	$1.06
Diluted	$1.34	$1.06
Weighted average shares outstanding:
Basic	54,877	54,809
Diluted	54,908	54,831
Dividends paid per share	$0.61	$0.60

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income	$73,356	$58,226
Other comprehensive income, before tax:
Gains on hedging instrument	0	143

Other comprehensive income, before tax:	0	143
Income tax expense related to gains on hedging instrument	0	(50)

Other comprehensive income, net of tax:	0	93

Comprehensive income	$73,356	$58,319

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,356	$58,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,516	10,420
Net realized investment gains	(52,663)	(28,690)
Bond amortization, net	1,545	1,277
Excess tax benefit from exercise of stock options	(32)	(20)
Increase in premiums receivables	(21,111)	(15,341)
Change in current and deferred income taxes	21,683	18,277
Increase in deferred policy acquisition costs	(3,962)	(66)
Decrease in unpaid losses and loss adjustment expenses	(30,893)	(43,486)
Increase in unearned premiums	22,555	19,735
Increase (decrease) in accounts payable and accrued expenses	6,017	(5,411)
Share-based compensation	95	116
Increase in other payables	3,548	9,195
Other, net	5,029	11,344

Net cash provided by operating activities	34,683	35,576

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(129,573)	(57,182)
Sales	35,816	96,707
Calls or maturities	73,292	82,925
Equity securities available-for-sale in nature:
Purchases	(40,344)	(125,551)
Sales	43,869	125,673
Calls	923	0
Net increase (decrease) in payable for securities	275	(3,264)
Net decrease in short-term investments	9,056	31,760
Purchase of fixed assets	(4,152)	(5,956)
Sale of fixed assets	833	554
Other, net	1,004	4,033

Net cash (used in) provided by investing activities	(9,001)	149,699

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(33,478)	(32,891)
Excess tax benefit from exercise of stock options	32	20
Proceeds from stock options exercised	1,072	498

Net cash used in financing activities	(32,374)	(32,373)

Net (decrease) increase in cash	(6,692)	152,902
Cash:
Beginning of the year	211,393	181,388

End of period	$204,701	$334,290

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$539	$2,129
Income taxes paid	$6,954	$409

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.

The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2012 and the results of operations, comprehensive income, and cash flows for the periods presented. Operating results and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

Earnings per Share

Potentially dilutive securities representing approximately 62,000 and 102,000 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Deferred Policy Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts. The Company adopted the new standard using the prospective method. Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. Under the new standard, the Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. As of March 31, 2012, deferred policy acquisition costs were $175.4 million, but would have been $176.6 million had the previous policy been applied. Deferred policy acquisition cost amortization was $117.4 million and $121.8 million for the three months ended March 31, 2012 and 2011, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $5 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

2. Recently Issued Accounting Standards

In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income. The Company adopted the new standard which became effective for the interim period ended March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued a new standard which indefinitely defers certain provisions of this standard that revised the manner in which entities present comprehensive income in financial statements. One of this standard’s provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date. The new standard is effective for the interim period ended March 31, 2012.

In May 2011, the FASB issued a new standard which develops a single and converged guidance on how to measure fair value and on required disclosures about fair value measurements. While the new standard is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments. The Company adopted the new standard which became effective for the interim period ended March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values and are classified as Level 3 in the fair value hierarchy as defined in Note 5. The following table presents the estimated fair values of financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Assets
Investments	$3,119,246	$3,062,421

Liabilities
Interest rate swap agreements	$546	$670
Equity contracts	$405	$655
Secured notes payable	$140,000	$140,000

Methods and assumptions used in estimating fair values are as follows:

Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time the eligible item is first recognized. The cost of investments sold is determined in accordance with first-in and first-out method and realized gains and losses are included in net realized investment gains. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Interest rate swap agreements

The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay at March 31, 2012 and December 31, 2011 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Equity contracts

The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5 of Condensed Notes to Consolidated Financial Statements.

Secured notes payable

The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy defined in Note 5, is estimated based on assumptions and inputs, such as reset rates and the market value of underlying collateral, for similarly termed notes that are observable in the market.

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

The following table presents gains and losses due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)

Fixed maturity securities	$21,003	$(9,503)
Equity securities	28,496	30,388
Short-term investments	(156)	19

Total	$49,343	$20,904

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities

The Company’s fair value measurements are based on the market approach. The market approach utilizes market transaction data for the same or similar instruments.

The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, less significantly, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2012.

Level 1 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that reasonable fair values are used in pricing the investment portfolio.

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

Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At March 31, 2012 and December 31, 2011, the Company had no holdings in commercial mortgage-backed securities.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)

Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,181	$0	$0	$14,181
Municipal securities	0	2,289,120	0	2,289,120
Mortgage-backed securities	0	34,914	0	34,914
Corporate securities	0	94,396	0	94,396
Collateralized debt obligations	0	0	52,983	52,983
Equity securities:
Common stock:
Public utilities	29,369	0	0	29,369
Banks, trusts and insurance companies	19,431	0	0	19,431
Industrial and other	336,171	0	0	336,171
Non-redeemable preferred stock	0	10,975	0	10,975
Partnership interest in a private credit fund	0	0	10,510	10,510
Short-term bonds	0	31,754	0	31,754
Money market instruments	195,442	0	0	195,442

Total assets at fair value	$594,594	$2,461,159	$63,493	$3,119,246

Liabilities
Equity contracts	$405	$0	$0	$405
Interest rate swap agreements	0	546	0	546

Total liabilities at fair value	$405	$546	$0	$951

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)

Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,298	$0	$0	$14,298
Municipal securities	0	2,271,275	0	2,271,275
Mortgage-backed securities	0	37,371	0	37,371
Corporate securities	0	75,142	0	75,142
Collateralized debt obligations	0	0	47,503	47,503
Equity securities:
Common stock:
Public utilities	26,342	0	0	26,342
Banks, trusts and insurance companies	16,027	0	0	16,027
Industrial and other	316,592	0	0	316,592
Non-redeemable preferred stock	0	11,419	0	11,419
Partnership interest in a private credit fund	0	0	10,008	10,008
Short-term bonds	0	9,011	0	9,011
Money market instruments	227,433	0	0	227,433

Total assets at fair value	$600,692	$2,404,218	$57,511	$3,062,421

Liabilities
Equity contracts	$655	$0	$0	$655
Interest rate swap agreements	0	670	0	670

Total liabilities at fair value	$655	$670	$0	$1,325

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)

Beginning Balance	$0	$47,503	$10,008	$1,624	$55,692
Realized gains included in earnings	0	5,480	502	39	2,716
Sales	0	0	0	(1,663)	0

Ending Balance	$0	$52,983	$10,510	$0	$58,408

The amount of total gains for the period included in earnings attributable to assets still held at March 31	$0	$5,480	$502	$0	$2,716

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2012 and 2011.

At March 31, 2012, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.

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

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on a $120 million credit facility for a fixed rate of 1.93% that matured on January 3, 2012. The purpose of the swap was to offset the variability of cash flows resulting from the variable interest rate. The swap was not designated as a hedge and changes in the fair value were adjusted through the consolidated statement of operations in the period of change.

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap was designated as a cash flow hedge and the fair market value of the interest rate swap was reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related interest rate swap became ineffective and is no longer designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was $0.5 million and $0.7 million as of March 31, 2012 and December 31, 2011, respectively. The swap terminates on March 1, 2013.

Fair value amounts, and gains and losses on derivative instruments

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Liability Derivatives
	March 31, 2012	December 31, 2011
	(Amount in thousands)

Non-hedging derivatives
Interest rate swap agreements - Other liabilities	$546	$670
Equity contracts - Short-term investments (Other liabilities)	405	655

Total derivatives	$951	$1,325

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives Contracts for Cash Flow Hedges	2012	2011
	(Amounts in thousands)

Interest rate swap agreements - Other comprehensive income	$0	$143

	Gain Recognized in Income
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2012	2011
	(Amounts in thousands)

Interest rate swap agreements - Other revenue	$124	$431
Equity contracts - Net realized investment gains	1,217	2,472

Total	$1,341	$2,903

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

7. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2012. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of March 31, 2012 and December 31, 2011.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of March 31, 2012:
Customer relationships	$51,755	$(15,903)	$35,852	11
Trade names	15,400	(2,085)	13,315	24
Software	550	(550)	0	2
Technology	4,300	(1,398)	2,902	10
Favorable leases	1,725	(1,593)	132	3

Total intangible assets, net	$73,730	$(21,529)	$52,201

As of December 31, 2011:
Customer relationships	$51,755	$(14,676)	$37,079	11
Trade names	15,400	(1,925)	13,475	24
Software	550	(550)	0	2
Technology	4,300	(1,290)	3,010	10
Favorable leases	1,725	(1,540)	185	3

Total intangible assets, net	$73,730	$(19,981)	$53,749

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2012:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)

Remainder of 2012	$4,612
2013	5,986
2014	5,980
2015	5,980
2016	5,980
Thereafter	23,663

Total	$52,201

8. Share-Based Compensation

The Company accounts for share-based compensation using the modified prospective transition method. Under this method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is based on the estimated grant-date fair value. Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with inputs for grant-date assumptions and weighted-average fair values.

Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2012	2011	2010
Three-year performance period ending December 31,	2014	2013	2012
Vesting shares, target (1)	92,000	80,000	55,000
Vesting shares, maximum (1)	207,000	120,000	55,000

(1)	2010 grant includes 10,000 shares of restricted stock.

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s cumulative underwriting income, and with respect to the 2012 grants only, target level of growth in net premiums written, during such three-year period achieves the threshold performance levels established by the Compensation Committee.

The fair value of each restricted share grant is determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For the 2010 grant, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation cost was reversed as of December 31, 2011.

9. Income Taxes

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2012. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2010 for federal taxes and 2003 through 2010 for California state taxes. Tax years 2005 through 2010 are currently under examination by the Internal Revenue Service. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. The Company has filed protests with the FTB in response to these assessments and presented its case in a hearing before the FTB. No assessments have been received for tax years 2007 through 2010. Management believes that the resolution of these examinations and assessments will not have a material impact on the condensed consolidated financial statements.

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

At March 31, 2012, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

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

B. Business

The Company is primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (“Insurance Companies”). The Company also writes homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that provide the Company with advantages over its competitors. The Company views its agent relationships and its underwriting and claims handling processes as its primary competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.

The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia and Illinois (1990), Oklahoma and Texas (1996), Florida (1998), Virginia and New York (2001), New Jersey (2003), and Arizona, Pennsylvania, Michigan, and Nevada (2004). The direct premiums written during the three months ended March 31, 2012 and 2011 by state and line of business were:

Three Months Ended March 31, 2012

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$421,209	$56,736	$9,743	$14,930	$502,618	76.3%
Florida	41,717	(107)	3,524	2,028	47,162	7.2%
Texas	16,169	1,387	2,131	6,026	25,713	3.9%
New Jersey	19,375	654	—	73	20,102	3.0%
Other states	45,409	10,432	1,792	5,879	63,512	9.6%

Total	$543,879	$69,102	$17,190	$28,936	$659,107	100.0%

	82.5%	10.5%	2.6%	4.4%	100.0%

Three Months Ended March 31, 2011

(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$414,237	$52,506	$19,368	$13,404	$499,515	75.8%
Florida	44,469	2,069	3,622	2,396	52,556	8.0%
Texas	16,499	269	1,263	4,490	22,521	3.4%
New Jersey	22,497	385	—	87	22,969	3.5%
Other states	47,310	7,631	1,628	4,984	61,553	9.3%

Total	$545,012	$62,860	$25,881	$25,361	$659,114	100.0%

	82.7%	9.5%	3.9%	3.9%	100.0%

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

State	Exam Type	Period Under Review	Status

NV	Market Conduct	Jan 2009 to Dec 2011	Received an examination notice
GA	Financial	2007 to 2010	Received final report in May 2012.
OK	Market Conduct	2008 to 2010	Received final report in March 2012.
CA	Financial	2008 to 2010	Received final report in January 2012.
IL	Market Conduct	Jul 2009 to Jun 2010	Fieldwork completed. Awaiting final report.
OK	Financial	2008 to 2010	Fieldwork began in May 2011.

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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. This matter was the subject of multiple continuations since the original Notice of Non-Compliance was issued in 2004. On June 7, 2011, the Company filed a number of motions, including motions designed to dispose of the 2004 NNC or to substantially pare it down. On January 31, 2012, the administrative law judge bifurcated the 2004 NNC, ordering separate hearings on (a) the California DOI’s order to show cause, in which the California DOI asserts false advertising allegations against the Company, and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI alleges that the Company used unlawful rates. On February 3, 2012, the administrative law judge submitted a proposed decision that dismissed the California DOI’s allegations that the Company used unlawful rates and recommended its adoption as the decision of the Insurance Commissioner. On March 30, 2012, the proposed decision was rejected by the Insurance Commissioner. The Company has challenged the rejection of the administrative law judge’s proposed decision in Los Angeles Superior Court. The hearing regarding the California DOI’s order to show cause and accusation has not been scheduled.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

D. Critical Accounting Policies and Estimates

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

The Company also engages an independent actuarial consultant to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count, and average severity methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At March 31, 2012, the Company recorded its point estimate of $954.4 million in losses and loss adjustment expenses liabilities which include $344.9 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2012, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2012, the Company reported unfavorable development of approximately $6 million on the 2011 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2011 totaled approximately $1 billion. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011.

For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Premiums

The Company’s insurance premiums are recognized as income ratably over the term of the policies and in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheet and are computed on a monthly pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs partially offset by investment income to related unearned premiums. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required. The remaining premium deficiency reserve for Florida homeowners operations was $1.2 million at March 31, 2012. The Company expects to complete its withdrawal from the Florida homeowners market by September 2012.

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

Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as disclosed in Note 3 of Condensed Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, corporate equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at March 31, 2012 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes

At March 31, 2012, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities attributable to tax basis differences in the Company’s investment portfolio. These liabilities were partially offset by deferred tax assets related to unearned premiums, expense accruals, loss reserve discounting, deferred capital losses, and tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has significant unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings.

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

The Company’s effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2012 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2012 was 28.1%, compared to 24.3% for the same period in 2011. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the three months ended March 31, 2012 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the three months.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. As of December 31, 2011, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of March 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenue

Net premiums written for the three months ended March 31, 2012 were essentially the same as the corresponding period in 2011, while net premiums earned decreased by approximately $3 million from the corresponding period in 2011.

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

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)

Net premiums written	$658,287	$658,217
Change in unearned premium	(22,475)	(19,730)

Net premiums earned	$635,812	$638,487

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended March 31,
	2012	2011

Loss ratio	70.8%	69.9%
Expense ratio	26.8%	28.3%

Combined ratio	97.6%	98.2%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio was affected by unfavorable development of approximately $6 million and $1 million on prior accident years’ losses and loss adjustment expense reserves for the three months ended March 31, 2012 and 2011, respectively. Excluding the effect of estimated prior periods’ loss development, the loss ratio was 69.8% for each of the three month periods ended March 31, 2012 and 2011, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The improvement in the expense ratio in 2012 was mainly due to ongoing cost reduction efforts.

Combined ratio is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $28.6 million and $18.7 million for the three month periods ended March 31, 2012 and 2011, respectively. The increase resulted primarily from the increased income before income taxes compared to the corresponding period in 2011.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)

Average invested assets at cost (1)	$2,984,903	$3,033,779

Net investment income(2)
Before income taxes	$31,486	$35,096
After income taxes	$28,037	$31,214

Average annual yield on investments(2)
Before income taxes	4.2%	4.6%
After income taxes	3.8%	4.1%
Net realized investment gains	$52,663	$28,690

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
(2)

Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net income are net realized investment gains of $52.7 million and $28.7 million for the three months ended March 31, 2012 and 2011, respectively. Net realized investment gains include gains of $49.3 million and $20.9 million for the three months ended March 31, 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the three months ended March 31, 2012 arose primarily from a $28.5 million increase in the market value of the Company’s equity securities and a $21.0 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended March 31, 2012. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets for the three months ended March 31, 2012.

Net Income

Net income was $73.4 million or $1.34 per diluted share and $58.2 million or $1.06 per diluted share in the three months ended March 31, 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in the three months ended March 31, 2012 and 2011, respectively. Basic per share results were $1.34 and $1.06 in the three months ended March 31, 2012 and 2011, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.62 and $0.34 per share (basic and diluted) in the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $431.9 million at March 31, 2012, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the three months ended March 31, 2012 was essentially the same as the corresponding period in 2011. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2012 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)

Due in one year or less	$59,866
Due after one year through two years	120,410
Due after two years through three years	53,799
Due after three years through four years	81,427
Due after four years through five years	79,410

$394,912

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

The following table presents the composition of the total investment portfolio of the Company at March 31, 2012:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$14,012	$14,181
Municipal securities	2,189,334	2,289,120
Mortgage-backed securities	31,247	34,914
Corporate securities	90,721	94,396
Collateralized debt obligations	39,247	52,983

	2,364,561	2,485,594

Equity securities:
Common stock:
Public utilities	26,379	29,369
Banks, trusts and insurance companies	17,234	19,431
Industrial and other	321,482	336,171
Non-redeemable preferred stock	10,895	10,975
Partnership interest in a private credit fund	10,000	10,510

	385,990	406,456

Short-term investments	227,340	227,196

Total investments	$2,977,891	$3,119,246

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At March 31, 2012, 73.2% of the Company’s total investment portfolio at fair value and 91.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At March 31, 2012, 86.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

During the three months ended March 31, 2012, the Company recognized $52.7 million in net realized investment gains, which mainly include gains of $30.5 million related to equity securities and $21.1 million related to fixed maturity securities. Included in the gains were $28.5 million in gains due to changes in the fair value of the Company’s equity security portfolio and $21.0 million in gains due to changes in the fair value of the Company’s fixed maturity security portfolio, as a result of applying the fair value option.

Fixed maturity securities

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.8 years (10.9 years including short-term instruments) at March 31, 2012. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 4.3 years (4.0 years including short-term instruments) at March 31, 2012, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.5 years (3.2 years including short-term instruments) at March 31, 2012, including collateralized mortgage obligations with a modified duration of 2.4 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2011. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At March 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $95.8 million and $13.3 million, respectively, at fair value, and represented 3.9% and 0.5%, respectively, of total fixed maturity securities. At December 31, 2011, fixed maturity holdings rated below investment grade and non-rated fixed maturity bonds totaled $95.8 million and $17.2 million, respectively, and represented 3.9% and 0.7%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2012 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2012, with 94.3% of fixed maturity securities at fair value experiencing no change in their overall rating. 4.1% of fixed maturity securities at fair value experienced downgrades during the period, partially offset by 1.6% in credit upgrades. The majority of the downgrades were slight and still within the investment grade portfolio, except for approximately $2.7 million at fair value that were downgraded to below investment grade during the quarter.

	March 31, 2012
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$8,698	$—	$—	$—	$—	$8,698
Government agency	5,483	—	—	—	—	5,483

Total	14,181	—	—	—	—	14,181

	100.0%					100.0%

Municipal securities:
Insured	4,873	525,861	616,490	153,309	16,884	1,317,417
Uninsured	163,608	322,303	343,640	131,262	10,890	971,703

Total	168,481	848,164	960,130	284,571	27,774	2,289,120

	7.4%	37.1%	41.9%	12.4%	1.2%	100.0%

Mortgage-backed securities:
Agencies	16,372	—	—	—	—	16,372
Non-agencies:
Prime	3,481	637	1,141	381	3,550	9,190
Alt-A	—	1,797	1,232	1,491	4,832	9,352

Total	19,853	2,434	2,373	1,872	8,382	34,914

	56.9%	7.0%	6.8%	5.3%	24.0%	100.0%

Corporate securities:
Communications	—	—	—	6,773	—	6,773
Consumer - cyclical	—	—	—	—	100	100
Consumer -non cyclical	—	—	—	6,199	—	6,199
Energy	—	—	—	18,672	—	18,672
Basic materials	—	—	—	4,664	—	4,664
Financial	—	19,797	22,970	2,024	8,013	52,804
Technology	—	—	1,628	—	—	1,628
Utilities	—	—	—	3,122	434	3,556

Total	—	19,797	24,598	41,454	8,547	94,396

	0.0%	21.0%	26.1%	43.9%	9.0%	100.0%

Collateralized debt obligations:
Corporate - hybrid	—	—	—	—	52,983	52,983

Total	—	—	—	—	52,983	52,983

					100.0%	100.0%

Total	$202,515	$870,395	$987,101	$327,897	$97,686	$2,485,594

	8.1%	35.0%	39.7%	13.2%	4.0%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

At March 31, 2012, the Company had $30.6 million, 1.2% of its fixed maturity portfolio, at fair value in U.S. government bonds and agencies and mortgage-backed securities (agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate. In addition, in the period after the downgrade, market participants continued to invest in U.S. Treasury securities and push the yield on U.S. Treasury securities even lower than before the downgrade.

(1) Municipal Securities

The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at March 31, 2012, of which $1.3 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2012.

At March 31, 2012, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered 14.3% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A, with an underlying rating of BBB+. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuer. The remaining insured bonds’ credit ratings, which covered 1.5% of the insured municipal securities, were non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.

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

(2) Mortgage-Backed Securities

The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $9.4 million and $9.8 million ($8.2 million and $8.3 million at amortized cost) of Alt-A mortgages at March 31, 2012 and December 31, 2011, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At March 31, 2012, the Company had no holdings in commercial mortgage-backed securities.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BB+ and the weighted-average rating of the entire mortgage-backed securities portfolio was A+ at March 31, 2012.

(3) Corporate Securities

Included in fixed maturity securities are $94.4 million of fixed rate corporate securities with a weighted-average rating of BBB+ and a duration of 3.0 years at March 31, 2012.

(4) Collateralized Debt Obligations

Included in fixed maturities securities are collateralized debt obligations of $53.0 million, which represent 1.7% of the total investment portfolio and had a duration of 0.9 years at March 31, 2012.

Equity securities

Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2012 were $28.5 million. The primary cause of the gains on the Company’s equity securities was the overall improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2012, 13.0% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2011.

Short-term investments

At March 31, 2012, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

C. Debt

Both a $120 million credit facility and a $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company is in compliance with all of its loan covenants.

D. Regulatory Capital Requirement

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at March 31, 2012, and net premiums written for the three months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.7 to 1.

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

Credit risk

Credit risk is due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2012, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2011. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 92.1% of its fixed maturity portfolio at March 31, 2012, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2012:

States	Fair Value	Average Rating
	(Amounts in thousands)

Texas	$339,771	AA-
California	304,780	A
Florida	189,046	A+
Illinois	160,710	A
Washington	124,146	AA-
Other states	1,170,667	A+

Total	$2,289,120

The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.

Taxable fixed maturity securities represent 8.2% of the Company’s fixed maturity portfolio. 15.0% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at March 31, 2012. 34.4% of the Company’s taxable fixed maturity securities, representing 2.8% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk

Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

At March 31, 2012, the Company’s primary objective for common equity investments is current income. The fair value of the equity investments consists of $385.0 million in common stocks and $11.0 million in non-redeemable preferred stocks, and $10.5 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.

Common stocks represent 12.3% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.15 at March 31, 2012. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $110.7 million or $221.4 million, respectively.

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

The value of the fixed maturity portfolio, which represents 79.7% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2012 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.5 years at March 31, 2012 compared to 3.7 years at December 31, 2010. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the Company estimates that the fair value of the bond portfolio at March 31, 2012 would decrease by $88.1 million or $176.2 million, respectively.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A.	Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in its other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have not changed in any material respect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

15.1	Report of Independent Registered Public Accounting Firm

15.2	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 2, 2012	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 2, 2012	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer