Form 10-Q
period 2012-06-30
MERCURY GENERAL CORP
filed 2012-08-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2012
Commission File No. 001-12257
 ______________________________
MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________

California	95-2211612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (323) 937-1060
 _______________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 26, 2012, the Registrant had issued and outstanding an aggregate of 54,911,377 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,356,492; $2,345,620)	$2,487,637	$2,445,589
Equity securities trading (cost $459,672; $388,417)	446,167	380,388
Short-term investments (cost $179,799; $236,433)	179,326	236,444
Total investments	3,113,130	3,062,421
Cash	160,487	211,393
Receivables:
Premiums	317,438	288,799
Accrued investment income	32,828	32,541
Other	11,691	11,320
Total receivables	361,957	332,660
Deferred policy acquisition costs	179,115	171,430
Fixed assets, net	168,696	177,760
Current income taxes	21,440	0
Deferred income taxes	0	6,511
Goodwill	42,850	42,850
Other intangible assets, net	50,653	53,749
Other assets	22,105	11,232
Total assets	$4,120,433	$4,070,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$978,321	$985,279
Unearned premiums	882,441	843,427
Notes payable	140,000	140,000
Accounts payable and accrued expenses	100,158	94,743
Current income taxes	0	67
Deferred income taxes	1,002	0
Other liabilities	157,780	149,007
Total liabilities	2,259,702	2,212,523
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,911; 54,856	79,016	76,634
Additional paid-in capital	285	538
Retained earnings	1,781,430	1,780,311
Total shareholders’ equity	1,860,731	1,857,483
Total liabilities and shareholders’ equity	$4,120,433	$4,070,006
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues:
Net premiums earned	$637,247	$642,331
Net investment income	31,673	36,009
Net realized investment (losses) gains	(23,759)	23,764
Other	2,544	4,443
Total revenues	647,705	706,547
Expenses:
Losses and loss adjustment expenses	497,251	451,338
Policy acquisition costs	117,726	122,829
Other operating expenses	51,203	55,098
Interest	378	1,669
Total expenses	666,558	630,934
(Loss) income before income taxes	(18,853)	75,613
Income tax (benefit) expense	(13,589)	18,362
Net (loss) income	$(5,264)	$57,251
Net (loss) income per share:
Basic	$(0.10)	$1.04
Diluted (1)	$(0.10)	$1.04
Weighted average shares outstanding:
Basic	54,895	54,820
Diluted (1)	54,895	54,837
Dividends paid per share	$0.61	$0.60

(1) The dilutive impact of incremental shares for 2012 is excluded from loss position in accordance with U.S. generally accepted accounting principles (“GAAP”).
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2012	2011
Net (loss) income	$(5,264)	$57,251
Other comprehensive income, before tax:
Gains on hedging instrument	0	26
Other comprehensive income, before tax:	0	26
Income tax expense related to gains on hedging instrument	0	10
Other comprehensive income, net of tax:	0	16
Comprehensive (loss) income	$(5,264)	$57,267
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Revenues:
Net premiums earned	$1,273,059	$1,280,818
Net investment income	63,159	71,105
Net realized investment gains	28,904	52,454
Other	5,258	7,713
Total revenues	1,370,380	1,412,090
Expenses:
Losses and loss adjustment expenses	947,167	897,799
Policy acquisition costs	235,156	244,633
Other operating expenses	104,128	113,770
Interest	788	3,364
Total expenses	1,287,239	1,259,566
Income before income taxes	83,141	152,524
Income tax expense	15,049	37,047
Net income	$68,092	$115,477
Net income per share:
Basic	$1.24	$2.11
Diluted	$1.24	$2.11
Weighted average shares outstanding:
Basic	54,886	54,814
Diluted	54,915	54,834
Dividends paid per share	$1.22	$1.20
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Net Income	$68,092	$115,477
Other comprehensive income, before tax:
Gains on hedging instrument	0	169
Other comprehensive income, before tax:	0	169
Income tax expense related to gains on hedging instrument	0	60
Other comprehensive income, net of tax:	0	109
Comprehensive income	$68,092	$115,586
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,092	$115,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,700	20,574
Net realized investment gains	(28,904)	(52,454)
Bond amortization, net	3,981	2,704
Excess tax benefit from exercise of stock options	(116)	(32)
Increase in premiums receivables	(28,639)	(6,026)
Change in current and deferred income taxes	(13,878)	45,546
Increase in deferred policy acquisition costs	(7,685)	(973)
Decrease in unpaid losses and loss adjustment expenses	(6,958)	(53,221)
Increase in unearned premiums	39,014	13,861
Increase in accounts payable and accrued expenses	6,343	5,021
Share-based compensation	(85)	314
Increase in other payables	1,611	2,113
Other, net	(2,095)	154
Net cash provided by operating activities	49,381	93,058
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(260,626)	(183,740)
Sales	56,117	149,716
Calls or maturities	189,772	150,979
Equity securities available-for-sale in nature:
Purchases	(144,919)	(230,301)
Sales	75,024	191,342
Calls	923	0
Net (decrease) increase in payable for securities	(3,348)	14,595
Net decrease in short-term investments	56,301	3,826
Purchase of fixed assets	(7,775)	(9,584)
Sale of fixed assets	1,393	2,453
Other, net	1,610	6,436
Net cash (used in) provided by investing activities	(35,528)	95,722
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(66,973)	(65,784)
Excess tax benefit from exercise of stock options	116	32
Proceeds from stock options exercised	2,098	641
Net cash used in financing activities	(64,759)	(65,111)
Net (decrease) increase in cash	(50,906)	123,669
Cash:
Beginning of the year	211,393	181,388
End of period	$160,487	$305,057
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$927	$3,282
Income taxes paid (received)	$28,927	$(8,499)
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
The condensed consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2012 and the results of operations, comprehensive (loss) income, and cash flows for the periods presented. Operating results and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Earnings per Share
Potentially dilutive securities representing approximately 64,000 and 110,000 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 63,000 and 106,000 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
In October 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts. Effective January 1, 2012, the Company adopted the new standard using the prospective method. Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. Under the new standard, the Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. Deferred policy acquisition cost amortization was $117.7 million and $122.8 million for the three months ended June 30, 2012 and 2011, respectively, and $235.2 million and $244.6 million for the six months ended June 30, 2012 and 2011, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $10 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.

2. Recently Issued Accounting Standards
In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income. The Company adopted the new standard which became effective for the interim period ended March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued a new standard which indefinitely defers certain provisions of this standard that revised the manner in which entities present comprehensive income in financial statements. One of this standard’s provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date. The new standard was effective for the interim period ended March 31, 2012.
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
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values and are classified as Level 3 in the fair value hierarchy as described in Note 5. The following table presents the estimated fair values of financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Assets
Investments	$3,113,130	$3,062,421
Liabilities
Interest rate swap agreements	$399	$670
Equity contracts	$643	$655
Secured notes payable	$140,000	$140,000
Methods and assumptions used in estimating fair values are as follows:
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5.
Interest rate swap agreements
The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay at June 30, 2012 and December 31, 2011 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5.
Equity contracts
The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5.

Secured notes payable
The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 5, is estimated based on assumptions and inputs, such as reset rates and the market value of underlying collateral, for similarly termed notes that are observable in the market.

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
The following table presents gains and losses due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Fixed maturity securities	$9,812	$33,879	$30,815	$24,309
Equity securities	(33,972)	(13,237)	(5,476)	17,151
Short-term investments	(628)	(45)	(784)	(26)
Total	$(24,788)	$20,597	$24,555	$41,434

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments.
The Company obtained unadjusted fair values on approximately 97% of its portfolio from an independent pricing service. For approximately 3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, less significantly, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of June 30, 2012.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. At June 30, 2012 and December 31, 2011, the Company had no holdings in commercial mortgage-backed securities.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,553	$0	$0	$12,553
Municipal securities	0	2,265,322	0	2,265,322
Mortgage-backed securities	0	30,887	0	30,887
Corporate securities	0	102,550	0	102,550
Collateralized debt obligations	0	0	76,325	76,325
Equity securities:
Common stock:
Public utilities	68,991	0	0	68,991
Banks, trusts and insurance companies	18,483	0	0	18,483
Energy and other	336,438	0	0	336,438
Non-redeemable preferred stock	0	11,225	0	11,225
Partnership interest in a private credit fund	0	0	11,030	11,030
Short-term bonds	0	40,792	0	40,792
Money market instruments	138,534	0	0	138,534
Total assets at fair value	$574,999	$2,450,776	$87,355	$3,113,130
Liabilities
Equity contracts	$643	$0	$0	$643
Interest rate swap agreements	0	399	0	399
Total liabilities at fair value	$643	$399	$0	$1,042

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,298	$0	$0	$14,298
Municipal securities	0	2,271,275	0	2,271,275
Mortgage-backed securities	0	37,371	0	37,371
Corporate securities	0	75,142	0	75,142
Collateralized debt obligations	0	0	47,503	47,503
Equity securities:
Common stock:
Public utilities	26,342	0	0	26,342
Banks, trusts and insurance companies	16,027	0	0	16,027
Energy and other	316,592	0	0	316,592
Non-redeemable preferred stock	0	11,419	0	11,419
Partnership interest in a private credit fund	0	0	10,008	10,008
Short-term bonds	0	9,011	0	9,011
Money market instruments	227,433	0	0	227,433
Total assets at fair value	$600,692	$2,404,218	$57,511	$3,062,421
Liabilities
Equity contracts	$655	$0	$0	$655
Interest rate swap agreements	0	670	0	670
Total liabilities at fair value	$655	$670	$0	$1,325

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$52,983	$10,510	$0	$58,408
Realized (losses) gains included in earnings	0	(1,658)	520	0	(2,684)
Purchase	0	25,000	0	0	0
Ending Balance	$0	$76,325	$11,030	$0	$55,724
The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30	$0	$(1,658)	$520	$0	$(2,684)

	Six Months Ended June 30,
	2012			2011
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$47,503	$10,008	$1,624	$55,692
Realized gains included in earnings	0	3,822	1,022	39	32
Purchase	0	25,000	0	0	0
Sales	0	0	0	(1,663)	0
Ending Balance	$0	$76,325	$11,030	$—	$55,724
The amount of total gains for the period included in earnings attributable to assets still held at June 30	$0	$3,822	$1,022	$0	$32
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2012 and 2011.
At June 30, 2012, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.
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
On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap was designated as a cash flow hedge and the fair market value of the interest rate swap was reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related interest rate swap became ineffective and is no longer designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was $0.4 million and $0.7 million as of June 30, 2012 and December 31, 2011, respectively. The swap terminates on March 1, 2013.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Liability Derivatives
	June 30, 2012	December 31, 2011
	(Amount in thousands)
Non-hedging derivatives
Interest rate swap agreements - Other liabilities	$399	$670
Equity contracts - Short-term investments - Other liabilities	643	655
Total derivatives	$1,042	$1,325
The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Contracts for Cash Flow Hedges	2012	2011	2012	2011
	(Amounts in thousands)
Interest rate swap agreements - Other comprehensive (loss) income	$0	$26	$0	$169

	Gain Recognized in (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(Amounts in thousands)
Interest rate swap agreements - Other revenue	$147	$432	$271	$863
Equity contracts - Net realized investment (losses) gains	368	2,262	1,585	4,734
Total	$515	$2,694	$1,856	$5,597
Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding equity contracts, see Note 5.
7. Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2012. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of June 30, 2012 and December 31, 2011.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of June 30, 2012:
Customer relationships	$51,755	$(17,130)	$34,625	11
Trade names	15,400	(2,246)	13,154	24
Software	550	(550)	0	2
Technology	4,300	(1,505)	2,795	10
Favorable leases	1,725	(1,646)	79	3
Total intangible assets, net	$73,730	$(23,077)	$50,653
As of December 31, 2011:
Customer relationships	$51,755	$(14,676)	$37,079	11
Trade names	15,400	(1,925)	13,475	24
Software	550	(550)	0	2
Technology	4,300	(1,290)	3,010	10
Favorable leases	1,725	(1,540)	185	3
Total intangible assets, net	$73,730	$(19,981)	$53,749
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively. The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2012:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2012	$3,064
2013	5,986
2014	5,980
2015	5,980
2016	5,980
Thereafter	23,663
Total	$50,653
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
Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2012	2011	2010
Three-year performance period ending December 31,	2014	2013	2012
Vesting shares, target (1)	90,500	80,000	55,000
Vesting shares, maximum (1)	203,625	120,000	55,000

(1)	2010 grant includes 10,000 shares of restricted stock.

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
The fair value of each restricted share grant is determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For the 2011 and 2010 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed as of June 30, 2012 and December 31, 2011, respectively.
9. Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.
There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2012. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At June 30, 2012, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
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
Cautionary Statements
Certain statements in this Quarterly Report on Form 10-Q or in other materials the Company has filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects, and results of operations to differ materially from the historical information contained in this Quarterly Report on Form 10-Q and from those that may be expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in other reports or public statements made by the Company.
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretation of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain with its investments in comparison to recent yields and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
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

OVERVIEW
A. General
The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of insurance including premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty insurance industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a large impact on the Company’s ability to grow and retain business.
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
The Company operates primarily in the state of California, the only state in which it operated prior to 1990. The Company has since expanded its operations into the following states: Georgia, Illinois, Oklahoma, Texas, Florida, Virginia, New York, New Jersey, Arizona, Pennsylvania, Michigan, and Nevada. The direct premiums written during the six months ended June 30, 2012 and 2011 by state and line of business were:
Six Months Ended June 30, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$823,903	$124,759	$20,091	$31,529	$1,000,282	76.1%
Florida	82,569	(174)	7,576	4,049	94,020	7.2%
Texas	30,886	3,931	4,233	12,824	51,874	3.9%
New Jersey	38,645	1,559	0	199	40,403	3.1%
Other states	87,170	23,167	4,378	12,711	127,426	9.7%
Total	$1,063,173	$153,242	$36,278	$61,312	$1,314,005	100.0%
	80.9%	11.7%	2.7%	4.7%	100.0%

Six Months Ended June 30, 2011
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$806,491	$115,275	$29,850	$27,749	$979,365	75.5%
Florida	86,118	4,927	7,685	4,837	103,567	8.0%
Texas	31,448	835	2,510	11,064	45,857	3.5%
New Jersey	44,088	970	0	258	45,316	3.5%
Other states	90,522	16,944	3,405	11,488	122,359	9.5%
Total	$1,058,667	$138,951	$43,450	$55,396	$1,296,464	100.0%
	81.7%	10.7%	3.3%	4.3%	100.0%

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

State	Exam Type	Period Under Review	Status
OK	Financial	2008 to 2010	Received final report in June 2012.
IL	Market Conduct	Jul 2009 to Jun 2010	Received final report in May 2012.
GA	Financial	2007 to 2010	Received final report in April 2012.
NV	Market Conduct	Jan 2009 to Dec 2011	Fieldwork began in April 2012.
During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company and none of the findings reported to date is expected to be material to the Company’s financial position.
In April 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company (“MIC”), Mercury Casualty Company (“MCC”), and California Automobile Insurance Company (“CAIC”) based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI in February 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. The California DOI has recently advised the Company that it is continuing to review this matter and it continues to question certain past practices. The Company denies the allegations in the 2010 NNC and believes that it has done nothing to warrant the penalties cited in the 2010 NNC.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. The Company does not believe that it has done anything to warrant a monetary penalty from the California DOI. The San Francisco Superior Court, in Robert Krumme, On Behalf Of The General Public v. Mercury Insurance Company, Mercury Casualty Company, and California Automobile Insurance Company, denied plaintiff’s requests for restitution or any other form of retrospective monetary relief based on the same facts and legal theory. On January 31, 2012, the administrative law judge bifurcated the 2004 NNC, ordering separate hearings on (a) the California DOI’s order to show cause, in which the California DOI asserts false advertising allegations against the Company, and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI alleges that the Company used unlawful rates. On February 3, 2012, the administrative law judge submitted a proposed decision that dismissed the California DOI’s allegations that the Company used unlawful rates and recommended its adoption as the decision of the Insurance Commissioner. On March 30, 2012, the proposed decision was rejected by the Insurance Commissioner. The Company has challenged the rejection of the administrative law judge’s proposed decision in Los Angeles Superior Court. The hearing regarding the California DOI’s order to show cause and accusation has been scheduled on September 14, 2012.
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
The Company also engages an independent actuarial consultant to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count development, and average severity methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves as part of its reserve analysis. When deciding which method to use in estimating its reserves, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At June 30, 2012, the Company recorded its point estimate of $978.3 million in losses and loss adjustment expenses liabilities which include $371.4 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2012, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2012, the Company reported unfavorable development of approximately $29 million on the 2011 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2011 totaled approximately $1 billion. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The Company also recognized approximately $8 million of pre-tax losses in the second quarter of 2012 as a result of wind and hail storms in the Midwest region.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 97% of the fair value of the financial instruments held at June 30, 2012 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary across different financial instruments. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At June 30, 2012, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities attributable to tax basis differences in the Company’s investment portfolio. These liabilities were partially offset by deferred tax assets related to unearned premiums, expense accruals, loss reserve discounting, deferred capital losses, and tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term time horizon for holding these securities, which management believes will allow avoidance of forced sales prior to maturity. The Company also has significant unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings.
The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flow from operations, as well as the reasonable expectation that its cash flow needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses it generates during future periods. By prudent utilization of some or all of these strategies, management believes that it has the ability and intent to generate capital gains, and minimize tax losses, in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.
The Company’s effective income tax rate for the year could be different from the effective tax rate for the six months ended June 30, 2012 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2012 was 18.1%, compared to 24.3% for the same period in 2011. The decrease in the effective tax rate is mainly due to a decrease in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the six months ended June 30, 2012 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the six months.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. As of December 31, 2011, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of June 30, 2012.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011
Revenue
Net premiums written for the three months ended June 30, 2012 increased 2.7% from the corresponding period in 2011, while net premiums earned decreased by 0.8% from the corresponding period in 2011. The increase in net premiums written is primarily due to an increase in the number of policies written and slightly higher average premiums per policy written. The increase in average premiums per policy reflects a modest shift for the California personal automobile line from six-month policies to twelve-month policies. Premiums on twelve-month policies are typically twice that of six-month policies. For the three months ended June 30, 2012, fewer than 5% of California personal automobile policies were written on a twelve-month basis and more than 95% were written on a six-month basis compared to the corresponding period in 2011 where fewer than 1% of the California personal automobile policies were written on an annual basis and over 99% were written on a six-month basis. In addition, there was a small reduction in the rate of policy renewals caused by a revised California personal automobile rating plan implemented in December 2011. The revised rates caused dislocation by raising rates for some policyholders and decreasing rates for others. The Company estimates that the positive impact that annual policies had on net premiums written was largely offset by the negative impact of reduced policy renewals.
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

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Net premiums written	$653,633	$636,294
Change in unearned premium	(16,386)	6,037
Net premiums earned	$637,247	$642,331
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended June 30,
	2012	2011
Loss ratio	78.0%	70.3%
Expense ratio	26.5%	27.7%
Combined ratio	104.5%	98.0%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The increase in the loss ratio for the three months ended June 30, 2012 compared to the same period in 2011 resulted primarily from increased loss severity, unfavorable development on 2011 and prior accident years reserves of $23 million, and catastrophic losses of approximately $8 million due to wind and hail storms in the Midwest region. The Company recognized approximately $3 million of catastrophic losses for the three months ended June 30, 2011.
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
Income tax (benefit) expense was $(13.6) million and $18.4 million for the three month periods ended June 30, 2012 and 2011, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2011.
Investments
The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Average invested assets at cost (1)	$2,996,602	$2,991,174
Net investment income(2)
Before income taxes	$31,673	$36,009
After income taxes	$27,990	$31,880
Average annual yield on investments(2)
Before income taxes	4.2%	4.8%
After income taxes	3.7%	4.3%
Net realized investment (losses) gains	$(23,759)	$23,764

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net (loss) income are net realized investment losses of $23.8 million and net realized investment gains of $23.8 million for the three months ended June 30, 2012 and 2011, respectively. Net realized investment (losses) gains include losses of $24.8 million and gains of $20.6 million for the three months ended June 30, 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net losses for the three months ended June 30, 2012 arose primarily from a $34.0 million decrease in the market value of the Company’s equity securities offset by a $9.8 million increase in the market value of the Company’s fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the three months ended June 30, 2012. The primary cause of the losses on the Company’s equity securities was the decline in the market value of the Company’s large holdings of energy related stocks.
Net (Loss) Income
Net (loss) income was $(5.3) million, or $(0.10) per diluted share, and $57.3 million, or $1.04 per diluted share, in the three months ended June 30, 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in the three months ended June 30, 2012 and 2011, respectively. Basic per share results were $(0.10) and $1.04 in the three months ended June 30, 2012 and 2011, respectively. Included in net (loss) income per share were net realized investment (losses) gains, net of income taxes, of $(0.28) and $0.28 per share (basic and diluted) in the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011
Revenue
Net premiums written for the six months ended June 30, 2012 increased 1.3% from the corresponding period in 2011, while net premiums earned decreased by 0.6% from the corresponding period in 2011. The increase in net premiums written is primarily due to an increase in the number of policies written and slightly higher average premiums per policy written. The increase in average premiums per policy reflects a modest shift for the California personal automobile line from six-month policies to twelve-month policies. Premiums on twelve-month policies are typically twice that of six-month policies. For the six months ended June 30, 2012, fewer than 5% of California personal automobile policies were written on a twelve-month basis and more than 95% were written on a six-month basis compared to the corresponding period in 2011 where fewer than 1% of the California personal automobile policies were written on an annual basis and over 99% were written on a six-month basis. In addition, there was a small reduction in the rate of policy renewals caused by a revised California personal automobile rating plan implemented in December 2011. The revised rates caused dislocation by raising rates for some policyholders and decreasing rates for others. The Company estimates that the positive impact that annual policies had on net premiums written was largely offset by the negative impact of reduced policy renewals.
The following is a reconciliation of total net premiums written to net premiums earned:

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Net premiums written	$1,311,920	$1,294,511
Change in unearned premium	(38,861)	(13,693)
Net premiums earned	$1,273,059	$1,280,818
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Six Months Ended June 30,
	2012	2011
Loss ratio	74.4%	70.1%
Expense ratio	26.7%	28.0%
Combined ratio	101.1%	98.1%
The loss ratio was affected by unfavorable development of approximately $29 million and $10 million on prior accident years’ losses and loss adjustment expense reserves for the six months ended June 30, 2012 and 2011, respectively. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The Company also recognized approximately $8 million of pre-tax losses in the second quarter of 2012 as a result of wind and hail storms in the Midwest region. The Company recognized approximately $4 million of catastrophic losses for the six months ended June 30, 2011.
The improvement in the expense ratio in 2012 was mainly due to ongoing cost reduction efforts.
Income tax expense was $15.0 and $37.0 million for the six month periods ended June 30, 2012 and 2011, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2011.

Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Average invested assets at cost (1)	$2,992,590	$3,021,760
Net investment income(2)
Before income taxes	$63,159	$71,105
After income taxes	$56,028	$63,094
Average annual yield on investments(2)
Before income taxes	4.2%	4.7%
After income taxes	3.7%	4.2%
Net realized investment gains	$28,904	$52,454

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net income are net realized investment gains of $28.9 million and $52.5 million for the six months ended June 30, 2012 and 2011, respectively. Net realized investment gains include gains of $24.6 million and $41.4 million for the six months ended June 30, 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the six months ended June 30, 2012 arose primarily from a $30.8 million increase in the market value of the Company’s fixed maturity securities offset by a $5.5 million decrease in the market value of the Company’s equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for the six months ended June 30, 2012. The primary cause of the losses on the Company’s equity securities was the decline in the market value of the Company’s large holdings of energy related stocks in the second quarter of 2012.
Net Income
Net income was $68.1 million, or $1.24 per diluted share, and $115.5 million, or $2.11 per diluted share, in the six months ended June 30, 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in the six months ended June 30, 2012 and 2011, respectively. Basic per share results were $1.24 and $2.11 in the six months ended June 30, 2012 and 2011, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.34 and $0.62 per share (basic and diluted) in the six months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $339.8 million at June 30, 2012, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the six months ended June 30, 2012 was $49.4 million, a decrease of $43.7 million compared to the corresponding period in 2011. The decrease was primarily due to increased payment of income taxes. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2012 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$105,072
Due after one year through two years	98,205
Due after two years through three years	53,686
Due after three years through four years	86,133
Due after four years through five years	64,351
$407,447
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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2012:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,341	$12,553
Municipal securities	2,153,336	2,265,322
Mortgage-backed securities	27,644	30,887
Corporate securities	98,924	102,550
Collateralized debt obligations	64,247	76,325
	2,356,492	2,487,637
Equity securities:
Common stock:
Public utilities	63,986	68,991
Banks, trusts and insurance companies	17,609	18,483
Energy and other	357,182	336,438
Non-redeemable preferred stock	10,895	11,225
Partnership interest in a private credit fund	10,000	11,030
	459,672	446,167
Short-term investments	179,799	179,326
Total investments	$2,995,963	$3,113,130

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At June 30, 2012, 72.5% of the Company’s total investment portfolio at fair value and 90.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At June 30, 2012, 77.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the six months ended June 30, 2012, the Company recognized $28.9 million in net realized investment gains, which mainly include gains of $31.3 million related to fixed maturity securities and losses of $3.2 million related to equity securities. Included in the gains and losses were $30.8 million in gains due to changes in the fair value of the Company’s fixed maturity security portfolio and $5.5 million in losses due to changes in the fair value of the Company’s equity security portfolio, as a result of applying the fair value option.
Fixed maturity securities and short-term investments
Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations or other economic factors. Short-term investments include money market accounts, options, and short-term bonds that are highly rated short duration securities and redeemable within one year.
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.6 years (11.0 years including short-term instruments) at June 30, 2012. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 3.5 years (3.4 years including short-term instruments) at June 30, 2012, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.0 years (2.9 years including short-term instruments) at June 30, 2012, including collateralized mortgage obligations with a modified duration of 2.5 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Modified duration measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, and is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2011. To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. Fixed maturity holdings rated below investment grade and non-rated bonds totaled $131.8 million and $113.0 million, at fair value, and represented 5.3% and 4.6% of total fixed maturity securities at June 30, 2012, and December 31, 2011, respectively.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at June 30, 2012 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended June 30, 2012, with 83.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 14.7% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 1.4% in credit downgrades. The majority of the downgrades were slight and still within the investment grade portfolio, except for approximately $11.2 million at fair value that were downgraded to below investment grade during the quarter.

	June 30, 2012
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$3,429	$0	$0	$0	$0	$3,429
Government agency	9,124	0	0	0	0	9,124
Total	12,553	0	0	0	0	12,553
	100.0%					100.0%
Municipal securities:
Insured	16,523	569,447	573,146	104,345	27,600	1,291,061
Uninsured	220,122	311,999	278,365	152,193	11,582	974,261
Total	236,645	881,446	851,511	256,538	39,182	2,265,322
	10.4%	38.9%	37.6%	11.3%	1.8%	100.0%
Mortgage-backed securities:
Agencies	13,417	0	0	0	0	13,417
Non-agencies:
Prime	3,225	629	1,058	4	3,489	8,405
Alt-A	0	1,775	1,231	1,444	4,615	9,065
Total	16,642	2,404	2,289	1,448	8,104	30,887
	53.9%	7.8%	7.4%	4.7%	26.2%	100.0%
Corporate securities:
Communications	0	0	0	6,711	0	6,711
Consumer-cyclical	0	0	1,638	0	94	1,732
Consumer-non-cyclical	0	0	0	6,127	0	6,127
Industrial	0	0	0	189	0	189
Energy	0	0	0	19,041	0	19,041
Basic materials	0	0	0	4,681	0	4,681
Financial	0	20,731	23,714	5,180	8,114	57,739
Technology	0	0	2,633	710	0	3,343
Utilities	0	0	0	2,987	0	2,987
Total	0	20,731	27,985	45,626	8,208	102,550
	0.0%	20.2%	27.3%	44.5%	8.0%	100.0%
Collateralized debt obligations:
Corporate-hybrid	0	0	0	0	76,325	76,325
Total	0	0	0	0	76,325	76,325
					100.0%	100.0%
Total	$265,840	$904,581	$881,785	$303,612	$131,819	$2,487,637
	10.7%	36.4%	35.4%	12.2%	5.3%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At June 30, 2012, the Company had $26.0 million, 1.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate. In addition, in the period after the downgrade, market participants continued to invest in U.S. Treasury securities and push the yield on U.S. Treasury securities even lower than before the downgrade.

(1) Municipal Securities
The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at June 30, 2012, of which $1.3 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at June 30, 2012.
At June 30, 2012, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered 15.0% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A+, with an underlying rating of A. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuer. The remaining insured bonds’ credit ratings, which covered 8.4% of the insured municipal securities, were non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $9.1 million and $9.8 million ($7.9 million and $8.3 million at amortized cost) of Alt-A mortgages at June 30, 2012 and December 31, 2011, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At June 30, 2012, the Company had no holdings in commercial mortgage-backed securities.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BB+ and the weighted-average rating of the entire mortgage-backed securities portfolio was A at June 30, 2012.
(3) Corporate Securities
Included in fixed maturity securities are $102.6 million of fixed rate corporate securities with a weighted-average rating of BBB+ and a duration of 2.8 years at June 30, 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $76.3 million, which represent 2.5% of the total investment portfolio and had a duration of 0.5 years at June 30, 2012.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net losses due to changes in fair value of the Company’s equity portfolio during the six months ended June 30, 2012 were $5.5 million. The primary cause of the losses on the Company’s equity securities was the decline in the market value of the Company’s large holdings of energy related stocks.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2012, 14.3% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2011.
C. Debt
Both a $120 million credit facility and a $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company is in compliance with all of its loan covenants.

D. Regulatory Capital Requirement
Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at June 30, 2012, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.8 to 1.

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

Credit risk
Credit risk is due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2012, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2011. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 91.1% of its fixed maturity portfolio at June 30, 2012, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2012:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$340,690	AA
California	307,197	A+
Florida	204,259	A+
Illinois	161,439	A+
Washington	120,491	AA-
Other states	1,131,246	A+
Total	$2,265,322
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company has no holdings in the three California municipalities that recently declared bankruptcy: Stockton, Mammoth Lakes, and San Bernardino. Credit risk is addressed by limiting exposure to any particular issuer to ensure diversification.
Taxable fixed maturity securities represent 9.2% of the Company’s fixed maturity portfolio. 11.3% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at June 30, 2012. 5.2% of the Company’s taxable fixed maturity securities, representing 0.5% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.
At June 30, 2012, the Company’s primary objective for common equity investments is current income. The fair value of the equity investments consists of $423.9 million in common stocks and $11.2 million in non-redeemable preferred stocks, and $11.0 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represent 13.6% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.07 at June 30, 2012. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $113.4 million or $226.8 million, respectively.
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
The value of the fixed maturity portfolio, which represents 79.9% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal towards maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2012 caused overall interest rates to decrease, which resulted in the decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.0 years at June 30, 2012 compared to 3.7 years at December 31, 2011. Given a hypothetical parallel increase of 100 basis or 200 basis points in interest rates, the Company estimates that the fair value of the bond portfolio at June 30, 2012 would decrease by $75.9 million or $151.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 1, 2012	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 1, 2012	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer