Form 10-Q
period 2012-09-30
MERCURY GENERAL CORP
filed 2012-10-31
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 25, 2012, the Registrant had issued and outstanding an aggregate of 54,911,377 shares of its Common Stock.

MERCURY GENERAL CORPORATION
INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2012 and 2011	4
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2012 and 2011	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risks	31
Item 4	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults upon Senior Securities	33
Item 4	Mine Safety Disclosures	33
Item 5	Other Information	34
Item 6	Exhibits	34

SIGNATURES		35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturities trading (amortized cost $2,318,100; $2,345,620)	$2,468,717	$2,445,589
Equity securities trading (cost $458,690; $388,417)	470,813	380,388
Short-term investments (cost $221,163; $236,433)	221,083	236,444
Total investments	3,160,613	3,062,421
Cash	188,174	211,393
Receivables:
Premiums	346,317	288,799
Accrued investment income	33,348	32,541
Other	12,102	11,320
Total receivables	391,767	332,660
Deferred policy acquisition costs	186,313	171,430
Fixed assets, net	165,169	177,760
Current income taxes	12,726	0
Deferred income taxes	0	6,511
Goodwill	42,850	42,850
Other intangible assets, net	49,105	53,749
Other assets	14,193	11,232
Total assets	$4,210,910	$4,070,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$978,420	$985,279
Unearned premiums	921,276	843,427
Notes payable	140,000	140,000
Accounts payable and accrued expenses	100,180	94,743
Current income taxes	0	67
Deferred income taxes	17,014	0
Other liabilities	160,187	149,007
Total liabilities	2,317,077	2,212,523
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,911; 54,856	79,063	76,634
Additional paid-in capital	635	538
Retained earnings	1,814,135	1,780,311
Total shareholders’ equity	1,893,833	1,857,483
Total liabilities and shareholders’ equity	$4,210,910	$4,070,006
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues:
Net premiums earned	$646,084	$643,626
Net investment income	33,410	35,526
Net realized investment gains (losses)	49,752	(66,919)
Other	2,532	3,508
Total revenues	731,778	615,741
Expenses:
Losses and loss adjustment expenses	467,929	458,530
Policy acquisition costs	121,906	121,016
Other operating expenses	50,225	53,027
Interest	388	1,286
Total expenses	640,448	633,859
Income (loss) before income taxes	91,330	(18,118)
Income tax expense (benefit)	25,129	(14,336)
Net income (loss)	$66,201	$(3,782)
Net income (loss) per share:
Basic	$1.21	$(0.07)
Diluted (1)	$1.21	$(0.07)
Weighted average shares outstanding:
Basic	54,911	54,826
Diluted (1)	54,925	54,826
Dividends paid per share	$0.61	$0.60

(1) The dilutive impact of incremental shares for 2011 is excluded from loss position in accordance with U.S. generally accepted accounting principles (“GAAP”).
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$66,201	$(3,782)
Other comprehensive income, before tax:
Gains on hedging instrument	0	141
Other comprehensive income, before tax:	0	141
Income tax expense related to gains on hedging instrument	0	49
Other comprehensive income, net of tax:	0	92
Comprehensive income (loss)	$66,201	$(3,690)
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Revenues:
Net premiums earned	$1,919,143	$1,924,444
Net investment income	96,569	106,631
Net realized investment gains (losses)	78,656	(14,465)
Other	7,790	11,221
Total revenues	2,102,158	2,027,831
Expenses:
Losses and loss adjustment expenses	1,415,096	1,356,329
Policy acquisition costs	357,062	365,649
Other operating expenses	154,353	166,797
Interest	1,176	4,650
Total expenses	1,927,687	1,893,425
Income before income taxes	174,471	134,406
Income tax expense	40,178	22,711
Net income	$134,293	$111,695
Net income per share:
Basic	$2.45	$2.04
Diluted	$2.45	$2.04
Weighted average shares outstanding:
Basic	54,895	54,818
Diluted	54,918	54,835
Dividends paid per share	$1.83	$1.80
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Net Income	$134,293	$111,695
Other comprehensive income, before tax:
Gains on hedging instrument	0	310
Other comprehensive income, before tax:	0	310
Income tax expense related to gains on hedging instrument	0	109
Other comprehensive income, net of tax:	0	201
Comprehensive income	$134,293	$111,896
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,293	$111,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,903	30,596
Net realized investment (gains) losses	(78,656)	14,465
Bond amortization, net	6,613	4,071
Excess tax benefit from exercise of stock options	(116)	(40)
Increase in premiums receivables	(57,518)	(17,204)
Change in current and deferred income taxes	10,848	22,209
Increase in deferred policy acquisition costs	(14,883)	(4,054)
Decrease in unpaid losses and loss adjustment expenses	(6,859)	(55,480)
Increase in unearned premiums	77,849	32,829
Increase in accounts payable and accrued expenses	6,553	1,967
Share-based compensation	312	606
Increase in other payables	10,503	24,659
Other, net	(3,512)	(219)
Net cash provided by operating activities	113,330	166,100
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(386,262)	(265,648)
Sales	78,341	195,551
Calls or maturities	328,592	294,230
Equity securities available-for-sale in nature:
Purchases	(236,785)	(292,972)
Sales	172,144	268,783
Calls	923	0
Net decrease in payable for securities	(1,320)	(5,122)
Net decrease (increase) in short-term investments	14,510	(109,175)
Purchase of fixed assets	(12,205)	(12,613)
Sale of fixed assets	1,864	2,922
Other, net	1,904	9,149
Net cash (used in) provided by investing activities	(38,294)	85,105
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(100,469)	(98,680)
Excess tax benefit from exercise of stock options	116	40
Proceeds from stock options exercised	2,098	810
Payment to retire senior notes	0	(125,000)
Net cash used in financing activities	(98,255)	(222,830)
Net (decrease) increase in cash	(23,219)	28,375
Cash:
Beginning of the year	211,393	181,388
End of period	$188,174	$209,763
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,319	$5,286
Income taxes paid	$29,330	$503
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
The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2012 and the results of operations, comprehensive income (loss), and cash flows for the periods presented. Operating results and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Earnings per Share
Potentially dilutive securities representing approximately 108,000 and 133,000 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 77,000 and 115,000 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
In October 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts. Effective January 1, 2012, the Company adopted the new standard using the prospective method. Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. Under the new standard, the Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. Deferred policy acquisition cost amortization was $121.9 million and $121.0 million for the three months ended September 30, 2012 and 2011, respectively, and $357.1 million and $365.6 million for the nine months ended September 30, 2012 and 2011, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $15 million and $16 million for the nine months ended September 30, 2012 and 2011, respectively.

2. Recently Issued Accounting Standards
In June 2011, the FASB issued a new standard which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income. The Company adopted the new standard which became effective for the interim period ended March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued a new standard which indefinitely defers certain provisions of this standard. One of this standard’s provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date.
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
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values and are classified as Level 3 in the fair value hierarchy as described in Note 5. The following table presents the estimated fair values of financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Assets
Investments	$3,160,613	$3,062,421
Liabilities
Interest rate swap agreements	$260	$670
Equity contracts	$171	$655
Secured notes payable	$140,000	$140,000
Methods and assumptions used in estimating fair values are as follows:
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains (losses). For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5.
Interest rate swap agreements
The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay at September 30, 2012 and December 31, 2011 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5.
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
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Fixed maturity securities	$19,198	$25,525	$50,013	$49,834
Equity securities	25,629	(87,009)	20,153	(69,858)
Short-term investments	(44)	(2,828)	(828)	(2,854)
Total	$44,783	$(64,312)	$69,338	$(22,878)

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
The Company obtained unadjusted fair values on approximately 97% of its portfolio from an independent pricing service. For approximately 3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, less significantly, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2012.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $4.2 million and $0 at September 30, 2012 and December 31, 2011, respectively, in commercial mortgage-backed securities.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,153	$0	$0	$12,153
Municipal securities	0	2,205,136	0	2,205,136
Mortgage-backed securities	0	32,418	0	32,418
Corporate securities	0	137,653	0	137,653
Collateralized debt obligations	0	0	81,357	81,357
Equity securities:
Common stock:
Public utilities	83,187	0	0	83,187
Banks, trusts and insurance companies	18,546	0	0	18,546
Energy and other	346,853	0	0	346,853
Non-redeemable preferred stock	0	11,652	0	11,652
Partnership interest in a private credit fund	0	0	10,575	10,575
Short-term bonds	0	32,695	0	32,695
Money market instruments	188,387	0	0	188,387
Equity contracts	1	0	0	1
Total assets at fair value	$649,127	$2,419,554	$91,932	$3,160,613
Liabilities
Equity contracts	$171	$0	$0	$171
Interest rate swap agreements	0	260	0	260
Total liabilities at fair value	$171	$260	$0	$431

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,298	$0	$0	$14,298
Municipal securities	0	2,271,275	0	2,271,275
Mortgage-backed securities	0	37,371	0	37,371
Corporate securities	0	75,142	0	75,142
Collateralized debt obligations	0	0	47,503	47,503
Equity securities:
Common stock:
Public utilities	26,342	0	0	26,342
Banks, trusts and insurance companies	16,027	0	0	16,027
Energy and other	316,592	0	0	316,592
Non-redeemable preferred stock	0	11,419	0	11,419
Partnership interest in a private credit fund	0	0	10,008	10,008
Short-term bonds	0	9,011	0	9,011
Money market instruments	227,433	0	0	227,433
Total assets at fair value	$600,692	$2,404,218	$57,511	$3,062,421
Liabilities
Equity contracts	$655	$0	$0	$655
Interest rate swap agreements	0	670	0	670
Total liabilities at fair value	$655	$670	$0	$1,325

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended September 30,
	2012			2011
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$76,325	$11,030	$0	$55,724
Realized gains (losses) included in earnings	0	5,032	(455)	0	(11,857)
Ending Balance	$0	$81,357	$10,575	$0	$43,867
The amount of total gains (losses) for the period included in earnings attributable to assets still held at September 30	$0	$5,032	$(455)	$0	$(11,857)

	Nine Months Ended September 30,
	2012			2011
	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations
	(Amounts in thousands)
Beginning Balance	$0	$47,503	$10,008	$1,624	$55,692
Realized gains (losses) included in earnings	0	8,854	567	39	(12,936)
Purchase	0	25,000	0	0	0
Sales	0	0	0	(1,663)	0
Settlements		0	0	0	1,111
Ending Balance	$0	$81,357	$10,575	0	$43,867
The amount of total gains (losses) for the period included in earnings attributable to assets still held at September 30	$0	$8,854	$567	$0	$(11,825)
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2012 and 2011.
At September 30, 2012, the Company did not have any nonrecurring measurements of nonfinancial assets or nonfinancial liabilities.
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

The related interest rate swap became ineffective and is no longer designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was $0.3 million and $0.7 million as of September 30, 2012 and December 31, 2011, respectively. The swap terminates on March 1, 2013.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Amount in thousands)
Non-hedging derivatives
Interest rate swap agreements - (Other liabilities)	$0	$0	$(260)	$(670)
Equity contracts - Short-term investments (Other liabilities)	1	0	(171)	(655)
Total derivatives	$1	$0	$(431)	$(1,325)
The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Contracts for Cash Flow Hedges	2012	2011	2012	2011
	(Amounts in thousands)
Interest rate swap agreements - Other comprehensive income (loss)	$0	$141	$0	$310

	Gain Recognized in Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(Amounts in thousands)
Interest rate swap agreements - Other revenue	$139	$521	$410	$1,384
Equity contracts - Net realized investment gains (losses)	757	2,823	2,342	7,557
Total	$896	$3,344	$2,752	$8,941
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
7. Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2012. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

The following table presents the components of other intangible assets as of September 30, 2012 and December 31, 2011.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of September 30, 2012:
Customer relationships	$51,755	$(18,358)	$33,397	11
Trade names	15,400	(2,406)	12,994	24
Software	550	(550)	0	2
Technology	4,300	(1,612)	2,688	10
Favorable leases	1,725	(1,699)	26	3
Total intangible assets, net	$73,730	$(24,625)	$49,105
As of December 31, 2011:
Customer relationships	$51,755	$(14,676)	$37,079	11
Trade names	15,400	(1,925)	13,475	24
Software	550	(550)	0	2
Technology	4,300	(1,290)	3,010	10
Favorable leases	1,725	(1,540)	185	3
Total intangible assets, net	$73,730	$(19,981)	$53,749
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $4.6 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively. The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2012:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2012	$1,516
2013	5,986
2014	5,980
2015	5,980
2016	5,980
Thereafter	23,663
Total	$49,105
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
Under its 2005 Equity Participation Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2012	2011	2010
Three-year performance period ending December 31,	2014	2013	2012
Vesting shares, target (1)	89,000	80,000	55,000
Vesting shares, maximum (1)	200,250	120,000	55,000

(1)	2010 grant includes 10,000 shares of restricted stock.

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
The fair value of each restricted share grant is determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For the 2011 and 2010 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed as of September 30, 2012 and December 31, 2011, respectively.
9. Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.
There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2012. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2005 through 2011 for federal taxes and 2003 through 2011 for California state taxes. Tax year 2010 is currently under examination by the Internal Revenue Service. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. The Company has filed protests with the FTB in response to these assessments and presented its case in a hearing before the FTB. No assessments have been received for tax years 2007 through 2010. Management believes that the resolution of these examinations and assessments will not have a material impact on the condensed consolidated financial statements.
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
At September 30, 2012, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate nature within the carryback and carryforward periods available under the tax law. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
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
11. Subsequent Event

On October 29, 2012, Hurricane Sandy made landfall in New Jersey causing damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States. The Company expects to incur losses in the fourth quarter of 2012 as a result of Sandy. As the storm is still affecting large portions of the region, the extent of the losses are not yet determinable.

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
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretation of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain with its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
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
The Company operates primarily in California, the only state in which it operated prior to 1990. The Company has since expanded its operations into Georgia, Illinois, Oklahoma, Texas, Florida, Virginia, New York, New Jersey, Arizona, Pennsylvania, Michigan, and Nevada. The direct premiums written during the nine months ended September 30, 2012 and 2011 by state and line of business were:
Nine Months Ended September 30, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,250,238	$192,606	$30,644	$48,325	$1,521,813	76.1%
Florida (1)	125,218	(181)	11,583	5,704	142,324	7.1%
Texas	47,184	7,894	6,568	19,012	80,658	4.0%
New Jersey	55,746	2,604	0	324	58,674	2.9%
Other states	133,057	36,881	7,032	19,749	196,719	9.9%
Total	$1,611,443	$239,804	$55,827	$93,114	$2,000,188	100.0%
	80.6%	12.0%	2.8%	4.6%	100.0%
(1) The Company has ceased writing homeowners policies in Florida.

Nine Months Ended September 30, 2011
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,221,443	$177,506	$39,002	$42,052	$1,480,003	75.5%
Florida	128,284	7,770	11,343	7,101	154,498	7.9%
Texas	46,914	2,820	3,999	17,337	71,070	3.6%
New Jersey	66,851	1,701	0	377	68,929	3.5%
Other states	135,418	26,938	5,271	17,847	185,474	9.5%
Total	$1,598,910	$216,735	$59,615	$84,714	$1,959,974	100.0%
	81.6%	11.1%	3.0%	4.3%	100.0%

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

State	Exam Type	Period Under Review	Status
NV	Market Conduct	Jan 2009 to Dec 2011	Fieldwork completed. Awaiting final report.
During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company and none of the findings reported to date is expected to be material to the Company’s financial position.
The Company received approval from the California DOI to increase California personal automobile premium rates by approximately 4%. The new rate was implemented on October 26, 2012. While the rate increase is not expected to have a significant impact on the number of new and renewal policies written, the full extent of the impact is currently unknown.
In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. On October 29, 2012, the Company received notice from the California Insurance Commissioner that rejected the administrative law judge's proposed decision and referred the matter back to the administrative law judge to gather more evidence. The Company disagrees with the administrative law judge's proposed decision and will continue to pursue rates that allow a fair rate of return for its homeowners line of business. The Company expects that this matter will not be resolved until sometime in 2013.
In April 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company (“MIC”), Mercury Casualty Company (“MCC”), and California Automobile Insurance Company (“CAIC”) based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI in February 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. However, no assurance can be given that efforts to resolve the 2010 NNC informally will be successful.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee, which the California DOI contends is the use of an unapproved rate, rating plan or rating system. Further, the California DOI seeks to impose a penalty for each and every date on which the Company allegedly used a misleading advertisement alleged in the 2004 NNC. Finally, based upon the conduct alleged, the California DOI also contends that the Company acted fraudulently in violation of Section 704(a) of the California Insurance Code, which permits the California Commissioner of Insurance to suspend certificates of authority for a period of one year. The Company filed a Notice of Defense in response to the 2004 NNC. On January 31, 2012, the administrative law judge bifurcated the 2004 NNC, ordering separate hearings on (a) the California DOI’s order to show cause, in which the California DOI asserts false advertising allegations against the Company, and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI alleges that the Company used unlawful rates. On February 3, 2012, the administrative law judge submitted a proposed decision that dismissed the California DOI’s allegations that the Company used unlawful rates and recommended its adoption as the decision of the Insurance Commissioner. On March 30, 2012, the California Insurance Commissioner rejected the administrative law judge's proposed decision. The Company challenged the rejection of the administrative law judge’s proposed decision in Los Angeles Superior Court on April 19, 2012. The California Insurance Commissioner filed a demurrer to the Company's petition on June 4, 2012. Following a hearing on the Company's petition on September 14, 2012, the trial court sustained the California Insurance Commissioner's demurrer without leave to amend. The Company has filed a notice of appeal of the trial court's decision.
The Company denies the allegations in the 2004 and 2010 NNC matters, and believes that no monetary penalties are warranted, and the Company intends to defend itself against the allegations vigorously. The Company has been subject to fines and penalties by the California DOI in the past due to alleged violations of the California Insurance Code. The largest and most recent of these was settled in 2008 for $300,000. However, prior settlement amounts are not necessarily indicative of the potential results in the current notice of non-compliance matters. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has accrued a liability for the estimated cost to defend itself in the notice of non-compliance matters.
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
The Company also engages an independent actuarial consultant to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count development, and average severity methods described below. The Company also uses the paid loss development method to analyze loss adjustment expense reserves as part of its reserve analysis. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At September 30, 2012, the Company recorded its point estimate of $978.4 million in losses and loss adjustment expenses liabilities which include $373.0 million of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2012, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2012, the Company reported unfavorable development of approximately $33 million on the 2011 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2011 totaled approximately $1 billion. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011.
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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 97% of the fair value of the financial instruments held at September 30, 2012 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At September 30, 2012, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities attributable to tax basis differences in the Company’s investment portfolio and capitalized policy acquisition costs. These liabilities were partially offset by deferred tax assets related to unearned premiums, expense accruals, loss reserve discounting, deferred capital losses, and tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. The Company has a long-term time horizon for holding these securities, which management believes will allow it to avoid any forced sales prior to maturity. The Company also has significant unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2012 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, investment gains and losses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2012 was 23.0%, compared to 16.9% for the same period in 2011. The increase in the effective tax rate is mainly due to a increase in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the nine months ended September 30, 2012 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the nine months.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. As of December 31, 2011, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds its implied fair value as of September 30, 2012.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011
Revenue
Net premiums written for the three months ended September 30, 2012 increased 3.4% from the corresponding period in 2011, and net premiums earned increased by 0.4% from the corresponding period in 2011. The increase in net premiums written is primarily due to an increase in the number of policies in-force and slightly higher average premiums per policy.
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

	Three Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Net premiums written	$684,880	$662,279
Change in unearned premium	(38,796)	(18,653)
Net premiums earned	$646,084	$643,626
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended September 30,
	2012	2011
Loss ratio	72.4%	71.2%
Expense ratio	26.6%	27.0%
Combined ratio (1)	99.1%	98.3%
(1) Combined ratios for both periods do not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The increase in the loss ratio for the three months ended September 30, 2012 compared to the same period in 2011 resulted primarily from increased loss severity and $4 million of unfavorable development on 2011 and prior accident years reserves.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The improvement in the expense ratio in 2012 was mainly due to ongoing cost reduction efforts and lower profitability related expenses.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $25.1 million and $(14.3) million for the three month periods ended September 30, 2012 and 2011, respectively. The increase resulted primarily from net realized gains on the investment portfolio compared to net realized losses in the corresponding period in 2011.
Investments
The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Average invested assets at cost (1)	$3,007,634	$2,997,332
Net investment income(2)
Before income taxes	$33,410	$35,526
After income taxes	$28,881	$31,389
Average annual yield on investments(2)
Before income taxes	4.4%	4.7%
After income taxes	3.8%	4.2%
Net realized investment gains (losses)	$49,752	$(66,919)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost is based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net income (loss) are net realized investment gains of $49.8 million and net realized investment losses of $66.9 million for the three months ended September 30, 2012 and 2011, respectively. Net realized investment gains (losses) include gains of $44.8 million and losses of $64.3 million for the three months ended September 30, 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the three months ended September 30, 2012 arose primarily from $19.2 million and $25.6 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by improvements in the municipal bond market during the three months ended September 30, 2012. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended September 30, 2012. The net losses for the three months ended September 30, 2011 arose primarily from a $87.0 million decline in the market value of the Company’s equity securities offset by a $25.5 million increase in the market value of its fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by improvements in the municipal bond market during the three months ended September 30, 2011. The primary cause of the losses in the value of the Company’s equity securities was the overall decline in the equity markets during the three months ended September 30, 2011.
Net Income (Loss)
Net income (loss) was $66.2 million, or $1.21 per diluted share, and $(3.8) million, or $(0.07) per diluted share, in the three months ended September 30, 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in the three months ended September 30, 2012 and 2011, respectively. Basic per share results were $1.21 and $(0.07) in the three months ended September 30, 2012 and 2011, respectively. Included in net income (loss) per share were net realized investment gains (losses), net of income taxes, of $0.59 and $(0.79) per share (basic and diluted) in the three months ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011
Revenue
Net premiums written for the nine months ended September 30, 2012 increased 2.0% from the corresponding period in 2011, while net premiums earned decreased by 0.3% from the corresponding period in 2011. The increase in net premiums written is primarily due to an increase in the number of policies in-force and slightly higher average premiums per policy. The increase in average premiums per policy partially reflects a modest shift for the California personal automobile line from six-month policies to twelve-month policies. Premiums on twelve-month policies are typically twice that of six-month policies. For the nine months ended September 30, 2012, fewer than 7% of California personal automobile policies were written on a twelve-month basis and more than 93% were written on a six-month basis, whereas in the corresponding 2011 period, fewer than 1% of the California personal automobile policies were written on a twelve-month basis and over 99% were written on a six-month basis. In the first half of the year, there was a small reduction in the rate of policy renewals caused by a revised California personal automobile rating plan implemented in December 2011, which partially offset the increase in premiums written. The revised rates caused higher rates for some policyholders and lower rates for others.
The following is a reconciliation of total net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Net premiums written	$1,996,800	$1,956,790
Change in unearned premium	(77,657)	(32,346)
Net premiums earned	$1,919,143	$1,924,444
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Nine Months Ended September 30,
	2012	2011
Loss ratio	73.7%	70.5%
Expense ratio	26.6%	27.7%
Combined ratio (1)	100.4%	98.2%
(1) Combined ratio for the nine months ended September 30, 2012 does not sum due to rounding.
The loss ratio was affected by unfavorable development of approximately $33 million and $11 million on prior accident years’ losses and loss adjustment expense reserves for the nine months ended September 30, 2012 and 2011, respectively. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The Company also recognized approximately $8 million of pre-tax losses in the second quarter of 2012 as a result of wind and hail storms in the Midwest region. The Company recognized approximately $8 million of catastrophic losses for the nine months ended September 30, 2011.
The improvement in the expense ratio in 2012 was mainly due to ongoing cost reduction efforts and lower profitability related expenses.
Income tax expense was $40.2 and $22.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The increase resulted primarily from net realized gains on the investment portfolio compared to net realized losses in the corresponding period in 2011.

Investments
The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Average invested assets at cost (1)	$2,998,270	$3,012,375
Net investment income(2)
Before income taxes	$96,569	$106,631
After income taxes	$84,909	$94,483
Average annual yield on investments(2)
Before income taxes	4.3%	4.7%
After income taxes	3.8%	4.2%
Net realized investment gains (losses)	$78,656	$(14,465)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost is based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net income are net realized investment gains of $78.7 million and losses of $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net realized investment gains (losses) include gains of $69.3 million and losses of $22.9 million for the nine months ended September 30, 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains for the nine months ended September 30, 2012 arose primarily from $50.0 million and $20.2 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by improvements in the municipal bond market during the nine months ended September 30, 2012. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets in the third quarter of 2012. The net losses for the nine months ended September 30, 2011 arose primarily from a $69.9 million decline in the market value of the Company’s equity securities offset by a $49.8 million increase in the market value of its fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by improvements in the municipal bond market during the nine months ended September 30, 2011. The primary cause of the losses in the value of the Company’s equity securities was the overall decline in the equity markets occurring primarily in the third quarter of 2011.
Net Income
Net income was $134.3 million, or $2.45 per diluted share, and $111.7 million, or $2.04 per diluted share, in the nine months ended September 30, 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in the nine months ended September 30, 2012 and 2011, respectively. Basic per share results were $2.45 and $2.04 in the nine months ended September 30, 2012 and 2011, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.93 and $(0.17) per share (basic and diluted) in the nine months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $409.3 million at September 30, 2012, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the nine months ended September 30, 2012 was $113.3 million, a decrease of $52.8 million compared to the corresponding period in 2011. The decrease was primarily due to increased payment of income taxes and losses, and lower investment income as a result of the lower interest rate environment. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at September 30, 2012 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$102,493
Due after one year through two years	92,115
Due after two years through three years	78,500
Due after three years through four years	69,672
Due after four years through five years	108,630
Total due within five years	$451,410
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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2012:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$11,923	$12,153
Municipal securities	2,078,785	2,205,136
Mortgage-backed securities	29,588	32,418
Corporate securities	133,557	137,653
Collateralized debt obligations	64,247	81,357
	2,318,100	2,468,717
Equity securities:
Common stock:
Public utilities	78,946	83,187
Banks, trusts and insurance companies	16,855	18,546
Energy and other	341,994	346,853
Non-redeemable preferred stock	10,895	11,652
Partnership interest in a private credit fund	10,000	10,575
	458,690	470,813
Short-term investments	221,163	221,083
Total investments	$2,997,953	$3,160,613

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At September 30, 2012, 69.1% of the Company’s total investment portfolio at fair value and 88.4% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At September 30, 2012, 85.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the nine months ended September 30, 2012, the Company recognized $78.7 million in net realized investment gains, which mainly include gains of $50.4 million and $26.7 million related to fixed maturity and equity securities, respectively. Included in the gains were $50.0 million and $20.2 million in gains due to changes in the fair value of the Company’s fixed maturity and equity security portfolio, respectively, as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturity of the overall bond portfolio was 11.7 years (10.9 years including short-term instruments) at September 30, 2012. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 3.5 years (3.3 years including short-term instruments) at September 30, 2012, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.9 years (2.7 years including short-term instruments) at September 30, 2012, including collateralized mortgage obligations with a modified duration of 3.1 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. Modified duration measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, and is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which the Company manages by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2011. To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. Fixed maturity holdings rated below investment grade and non-rated bonds totaled $126.5 million and $113.0 million, at fair value, and represented 5.1% and 4.6% of total fixed maturity securities at September 30, 2012, and December 31, 2011, respectively.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at September 30, 2012 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2012, with 94.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 4.3% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 1.5% in credit downgrades. The majority of the downgrades were slight and still within the investment grade portfolio, except for approximately $1.1 million at fair value that were downgraded to below investment grade during the quarter.

	September 30, 2012
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$3,428	$0	$0	$0	$0	$3,428
Government agency	8,725	0	0	0	0	8,725
Total	12,153	0	0	0	0	12,153
	100.0%					100.0%
Municipal securities:
Insured	6,187	535,351	545,475	107,438	19,022	1,213,473
Uninsured	215,705	323,102	295,119	148,557	9,180	991,663
Total	221,892	858,453	840,594	255,995	28,202	2,205,136
	10.1%	38.9%	38.1%	11.6%	1.3%	100.0%
Mortgage-backed securities:
Commercial	0	0	4,187	0	0	4,187
Agencies	11,921	0	0	0	0	11,921
Non-agencies:
Prime	3,026	603	1,034	4	3,186	7,853
Alt-A	0	1,674	0	1,397	5,386	8,457
Total	14,947	2,277	5,221	1,401	8,572	32,418
	46.1%	7.0%	16.1%	4.3%	26.5%	100.0%
Corporate securities:
Communications	0	0	2,149	6,650	0	8,799
Consumer-cyclical	0	0	6,840	0	87	6,927
Consumer-non-cyclical	0	0	0	6,062	0	6,062
Industrial	0	0	0	7,480	0	7,480
Energy	0	0	0	28,284	0	28,284
Basic materials	0	0	0	6,766	0	6,766
Financial	0	21,716	23,090	9,822	8,297	62,925
Technology	0	0	2,615	4,829	0	7,444
Utilities	0	0	0	2,966	0	2,966
Total	0	21,716	34,694	72,859	8,384	137,653
	0.0%	15.8%	25.2%	52.9%	6.1%	100.0%
Collateralized debt obligations:
Corporate-hybrid	0	0	0	0	81,357	81,357
Total	0	0	0	0	81,357	81,357
					100.0%	100.0%
Total	$248,992	$882,446	$880,509	$330,255	$126,515	$2,468,717
	10.1%	35.7%	35.7%	13.4%	5.1%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At September 30, 2012, the Company had $24.1 million, 1.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-

free rate. In addition, since the downgrade, market participants continued to invest in U.S. Treasury securities and the current yields on U.S. Treasury securities are lower than before the downgrade.

(1) Municipal Securities
The Company had $2.2 billion at fair value ($2.1 billion at amortized cost) in municipal bonds at September 30, 2012, of which $1.2 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2012.
At September 30, 2012, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered 17.0% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A, with an underlying rating of A-. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuer. The remaining insured bonds’ credit ratings, which covered 7.7% of the insured municipal securities, were non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $8.5 million and $9.8 million ($7.5 million and $8.3 million at amortized cost) of Alt-A mortgages at September 30, 2012 and December 31, 2011, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At September 30, 2012, the Company also had $4.2 million (at fair value and at amortized cost) holdings in commercial mortgage-backed securities.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BB and the weighted-average rating of the entire mortgage-backed securities portfolio was A at September 30, 2012.
(3) Corporate Securities
Included in fixed maturity securities are $137.7 million of fixed rate corporate securities with a weighted-average rating of BBB+ and a duration of 2.0 years at September 30, 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $81.4 million, which represent 2.6% of the total investment portfolio and had a duration of 0.4 years at September 30, 2012.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2012 were $20.2 million. The primary cause of the increase in the value of the Company's equity securities was the overall improvement in the equity markets during the third quarter of 2012.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2012, 14.9% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2011.
C. Debt
The Company has a $120 million credit facility and a $20 million bank loan that contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company is in compliance with all of its loan covenants.

D. Regulatory Capital Requirement
Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at September 30, 2012, and net premiums written for the twelve months ended on that date of $2.6 billion, the ratio of premium writings to surplus was 1.8 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2012, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2011. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 89.3% of its fixed maturity portfolio at September 30, 2012, at fair value, are broadly diversified geographically. 99.0% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at September 30, 2012:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$355,434	AA-
California	285,663	A+
Florida	201,033	A+
Illinois	145,952	A+
Washington	103,139	AA-
Other states	1,113,915	A+
Total	$2,205,136
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company has no holdings in the three California municipalities that recently declared bankruptcy: Stockton, Mammoth Lakes, and San Bernardino. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 11.6% of the Company’s fixed maturity portfolio. 8.4% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at September 30, 2012. 6.9% of the Company’s taxable fixed maturity securities, representing 0.8% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At September 30, 2012, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $448.6 million in common stocks and $11.7 million in non-redeemable preferred stocks, and $10.6 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 14.2% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.06 at September 30, 2012. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $118.9 million or $237.8 million, respectively.
Interest rate risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. The Company faces interest rate risk, as it invests substantial funds in interest sensitive assets and issues interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks, as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.
The value of the fixed maturity portfolio, which represented 78.1% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2012 caused overall interest rates to decrease, which resulted in a decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 2.9 years at September 30, 2012 compared to 3.7 years at December 31, 2011. Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at September 30, 2012 would decrease by $72.5 million or $145.1 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: October 31, 2012	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: October 31, 2012	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer