Form 10-K
period 2012-12-31
MERCURY GENERAL CORP
filed 2013-02-11
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
Commission File No. 001-12257
____________________________
MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

California	95-2211612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)
____________________________
Registrant’s telephone number, including area code: (323) 937-1060
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
____________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 29, 2012 was $1,117,845,545 (which represents 26,826,147 shares of common equity held by non-affiliates multiplied by $41.67, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 1, 2013, the Registrant had issued and outstanding an aggregate of 54,921,877 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) in a number of states, principally California. The Company also writes homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. The direct premiums written for the years ended December 31, 2012, 2011, and 2010 by state and line of business were:

Year Ended December 31, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,670,025	$255,418	$41,200	$65,474	$2,032,117	76.5%
Florida (1)	161,720	(181)	14,783	7,118	183,440	6.9%
Texas	61,477	10,149	9,181	24,496	105,303	4.0%
New Jersey	72,299	3,479	0	407	76,185	2.9%
Other states	175,010	49,430	9,491	24,744	258,675	9.7%
Total	$2,140,531	$318,295	$74,655	$122,239	$2,655,720	100%
	80.6%	12.0%	2.8%	4.6%	100%

(1)	The Company completed its exit of the Florida homeowners market in 2012.

Year Ended December 31, 2011
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,613,954	$234,616	$48,161	$57,378	$1,954,109	75.8%
Florida	165,506	7,679	14,705	8,974	196,864	7.6%
Texas	61,373	3,986	5,831	22,860	94,050	3.7%
New Jersey	88,171	2,396	0	462	91,029	3.5%
Other states	176,598	36,511	6,945	23,577	243,631	9.4%
Total	$2,105,602	$285,188	$75,642	$113,251	$2,579,683	100%
	81.6%	11.1%	2.9%	4.4%	100%

Year Ended December 31, 2010
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,627,938	$219,749	$57,451	$54,601	$1,959,739	76.6%
Florida	156,959	12,250	13,984	6,225	189,418	7.4%
Texas	63,788	1,552	5,874	16,678	87,892	3.4%
New Jersey	86,510	1,144	0	388	88,042	3.4%
Other states	180,568	26,865	7,194	19,107	233,734	9.2%
Total	$2,115,763	$261,560	$84,503	$96,999	$2,558,825	100%
	82.7%	10.2%	3.3%	3.8%	100%

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

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Company’s California insurance subsidiaries and the Information Technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in St. Petersburg, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company maintains branch offices in a number of locations in California; Richmond, Virginia; Latham, New York; Bridgewater, New Jersey; Vernon Hills, Illinois; Atlanta, Georgia; and Austin and San Antonio, Texas. The Company has approximately 4,600 employees. On January 22, 2013, the Company implemented a plan to consolidate its non-California office based claims and underwriting operations into hubs located in St. Petersburg, Florida; Bridgewater, New Jersey; and Austin, Texas. The Company expects that the consolidation will be completed before the end of the second quarter of 2013.

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

Organization
Mercury General, an insurance holding company, is the parent of Mercury Casualty Company (“MCC”), a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including MCC, Mercury General has 21 subsidiaries. The Company’s operations are conducted through the following subsidiaries:

Insurance Companies	Date Formed or Acquired	A.M. Best Ratings	Primary States
Mercury Casualty Company (“MCC”)(1)	January 1961	A+	CA, AZ, NV, NY, VA
Mercury Insurance Company (“MIC”)(1)	November 1972	A+	CA
California Automobile Insurance Company (“CAIC”)(1)	June 1975	A+	CA
California General Underwriters Insurance Company, Inc. (“CGU”)(1)	April 1985	Non-rated	CA
Mercury Insurance Company of Illinois (“MIC IL”)	August 1989	A+	IL, PA
Mercury Insurance Company of Georgia (“MIC GA”)	March 1989	A+	GA
Mercury Indemnity Company of Georgia (“MID GA”)	November 1991	A+	GA
Mercury National Insurance Company (“MNIC”)	December 1991	A+	IL, MI
American Mercury Insurance Company (“AMI”)	December 1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company (“AML”)	December 1996	A-	TX
Mercury County Mutual Insurance Company (“MCM”)	September 2000	A-	TX
Mercury Insurance Company of Florida (“MIC FL”)	August 2001	A+	FL, PA
Mercury Indemnity Company of America (“MIDAM”)	August 2001	A+	NJ, FL

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc. (“MSMC”)	August 1997	AML’s attorney-in-fact
American Mercury MGA, Inc. (“AMMGA”)	August 1997	Inactive general agent, dissolved in 2012.
Concord Insurance Services, Inc. (“Concord”)	October 1999	Inactive insurance agent since 2006
Mercury Insurance Services LLC (“MIS LLC”)	November 2000	Management services to subsidiaries
Mercury Group, Inc. (“MGI”)	July 2001	Inactive insurance agent, dissolved in 2012.
AIS Management LLC (“AISM”)	January 2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC (“AIS”)	January 2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)	January 2009	Insurance agent
_____________

(1)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.

Production and Servicing of Business
The Company sells its policies through approximately 7,700 independent agents, of which, over 1,300 are located in each of California and Florida. The remaining agents are located in Arizona, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas and Virginia. Over half of the Company’s agents in California have represented the Company for more than ten years. The agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. No independent agent accounted for more than 2% of the Company’s direct premiums written during 2012, 2011, and 2010.

The Company believes that it compensates its agents above the industry average. During 2012, total commissions incurred were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness and to remain competitive in the current insurance climate. During 2012, net advertising expenditures were $19.4 million.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate (“DOI”). Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance. In addition, the Company offers mechanical breakdown insurance in most states; and homeowners insurance in Arizona, California, Georgia, Illinois, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company completed its exit of the Florida homeowners market in 2012.

In California, “good drivers,” as defined by the California Insurance Code, accounted for approximately 82% of all California voluntary private passenger automobile policies-in-force at December 31, 2012, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

Claims
The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administers all claims and manages all legal and adjustment aspects of claims processing.

Losses and Loss Adjustment Expense Reserves and Reserve Development
The Company maintains losses and loss adjustment expense reserves for both reported and unreported claims. Losses and loss adjustment expense reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claims. Losses and loss adjustment expense reserves for unreported claims are determined on the basis of historical information by line of insurance. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserve settlement.

The Company’s ultimate liability may be greater or less than management estimates of reported losses and loss adjustment expense reserves. Reserves are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of losses and loss adjustment expense reserves expected to be paid in future periods. Federal tax law, however, requires the Company to discount losses and loss adjustment expense reserves for federal income tax purposes.

The following table presents the development of losses and loss adjustment expense reserves for the period 2002 through 2012. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2012.

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

	December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$679,271	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205	$985,279	$1,036,123
Reinsurance recoverable	(14,382)	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)	(7,921)	(12,155)
Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$664,889	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400	$977,358	$1,023,968
Paid (cumulative) as of:
One year later	$432,126	$461,649	$525,125	$632,905	$674,345	$715,846	$617,622	$603,256	$614,059	$600,090
Two years later	591,054	628,280	748,255	891,928	975,086	1,009,141	913,518	889,806	896,363
Three years later	637,555	714,763	851,590	1,027,781	1,123,179	1,168,246	1,059,627	1,023,137
Four years later	655,169	740,534	893,436	1,077,834	1,187,990	1,229,939	1,118,230
Five years later	664,051	750,927	906,466	1,101,693	1,211,343	1,252,687
Six years later	667,277	754,710	915,086	1,111,109	1,219,719
Seven years later	668,443	760,300	918,008	1,114,241
Eight years later	671,474	762,385	918,488
Nine years later	672,041	762,602
Ten years later	672,268
Net reserves re-estimated as of:
One year later	668,954	728,213	840,090	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528	1,045,894	1,019,690
Two years later	660,705	717,289	869,344	1,047,067	1,173,753	1,219,369	1,102,934	1,076,480	1,073,052
Three years later	662,918	745,744	894,063	1,091,131	1,202,441	1,246,365	1,136,278	1,085,591
Four years later	666,825	750,859	910,171	1,104,988	1,217,328	1,263,294	1,141,714
Five years later	668,318	755,970	914,547	1,112,779	1,225,051	1,263,560
Six years later	669,499	757,534	918,756	1,115,637	1,225,131
Seven years later	670,225	762,242	919,397	1,115,916
Eight years later	672,387	763,016	919,027
Nine years later	672,517	762,948
Ten years later	672,541
Net cumulative development favorable (unfavorable)	$(7,652)	$23,208	$(32,420)	$(110,282)	$(142,738)	$(164,102)	$(13,935)	$(40,005)	$(45,652)	$(42,332)
Gross re-estimated liability-latest	$698,943	$792,354	$946,910	$1,148,445	$1,245,629	$1,280,644	$1,152,166	$1,100,112	$1,086,625	$1,031,505
Re-estimated recoverable-latest	(26,402)	(29,406)	(27,883)	(32,529)	(20,498)	(17,084)	(10,452)	(14,521)	(13,573)	(11,815)
Net re-estimated liability-latest	$672,541	$762,948	$919,027	$1,115,916	$1,225,131	$1,263,560	$1,141,714	$1,085,591	$1,073,052	$1,019,690
Gross cumulative development favorable (unfavorable)	$(19,672)	$5,573	$(46,166)	$(125,842)	$(156,807)	$(176,729)	$(18,658)	$(46,778)	$(52,420)	$(46,226)

(1)
Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced unfavorable development of approximately $42 million on the 2011 and prior accident years' loss and loss adjustment expense reserves due primarily to an increase in the estimated loss severity for accident years 2010 and 2011 California BI losses. In addition, the Company experienced unfavorable development on the run-off of California commercial taxi business and Florida homeowners business, both of which the Company ceased writing in 2011. See “Critical Accounting Estimates-Reserves” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

For the years 2008 through 2010, the Company experienced unfavorable development of approximately $14 million to $46 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development was primarily due to increases in the estimated loss severity for accident years 2008 through 2010 California BI losses, increases in PIP reserves in Florida resulting from court decisions that were adverse to the insurance industry, and development on 2007 and prior accident years New Jersey BI reserves that settled for more than anticipated. These were partially offset by reductions in estimates for loss adjustment expenses, particularly for the 2010 accident year, related to the transfer of a higher proportion of litigated claims to house counsel and a reduction in the estimate for Florida sinkhole claims for accident year 2010, resulting from many of those claims being denied due to the absence of sinkhole activity or structural damage to the houses.

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $110 million to $164 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development from these years related primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for losses in New Jersey and Florida.

For 2004, the unfavorable development related to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey. In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California and New Jersey automobile lines of business contributed to the deficiencies.

For 2003, the favorable development largely related to lower inflation than originally expected on the BI coverage reserves for the California automobile line of insurance. In addition, the Company experienced a reduction in expenditures to outside legal counsel for the defense of personal automobile claims in California. This led to a reduction in the ultimate expense amount expected to be paid out and therefore favorable development in the reserves at December 31, 2003, partially offset by unfavorable development in the Florida automobile lines of business.

For 2002, the unfavorable development related to increases in the ultimate liability for BI, physical damage, and collision claims over what was originally estimated. The increases in these losses related to increased severity over what was originally recorded and were the result of inflationary trends in health care, auto parts, and body shop labor costs.

Statutory Accounting Principles
The Company’s results are reported in accordance with GAAP, which differ in some respects from amounts reported under SAP prescribed by insurance regulatory authorities. Some of the significant differences under GAAP are described below:

•
Policy acquisition costs such as commissions, premium taxes, and other costs that vary with and are primarily related to the successful acquisition of new and renewal insurance contracts, are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

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

•	Certain assessments paid to regulatory agencies that are recoverable from policyholders in future periods are expensed rather than recorded as receivables under SAP.

Operating Ratios (SAP basis)

Loss and Expense Ratios
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. The Insurance Companies’ ratios include lines of insurance other than private passenger automobile. Since these other lines represent only 19.4% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2012		2011	2010	2009	2008
Loss Ratio	76.1%		71.2%	71.0%	67.8%	73.3%
Expense Ratio	26.7%		27.4%	29.1%	28.6%	28.5%
Combined Ratio	102.8%		98.6%	100.1%	96.4%	101.8%
Industry combined ratio (all writers)(1)	99.6%	(2)	101.6%	100.4%	100.8%	99.8%
Industry combined ratio (excluding direct writers)(1)	N/A		101.1%	101.1%	100.5%	100.8%

(1)	Source: A.M. Best, Aggregates & Averages (2009 through 2012), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Source: A.M. Best, “Best’s Special Report U.S. Property/Casualty-Review & Preview, February 4, 2013.”

Premiums to Surplus Ratio
The following table presents, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except ratios)
Net premiums written	$2,651,731	$2,575,383	$2,555,481	$2,589,972	$2,750,226
Policyholders’ surplus	$1,440,973	$1,497,609	$1,322,270	$1,517,864	$1,371,095
Ratio	1.8 to 1	1.7 to 1	1.9 to 1	1.7 to 1	2.0 to 1

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

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2012.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2012		2011		2010
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$253,175	$265,671	$166,295	$180,257	$200,468	$223,017
Tax-exempt state and municipal bonds	2,017,728	2,142,683	2,179,325	2,265,332	2,417,188	2,429,263
Total fixed maturities	2,270,903	2,408,354	2,345,620	2,445,589	2,617,656	2,652,280
Equity securities	475,959	477,088	388,417	380,388	336,757	359,606
Short-term investments	294,607	294,653	236,433	236,444	143,378	143,371
Total investments	$3,041,469	$3,180,095	$2,970,470	$3,062,421	$3,097,791	$3,155,257
__________

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

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

At December 31, 2012, 67.4% of the Company’s total investment portfolio at fair value and 89.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. For more detailed information including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The nominal average maturity of the overall bond portfolio was 12.2 years (11.0 years including all short-term instruments) at December 31, 2012, and is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 3.7 years (3.3 years including all short-term instruments) related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.1 years (2.8 years including all short-term instruments) at December 31, 2012, including collateralized mortgage obligations with a modified duration of 3.2 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At year end, 91.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in subprime lenders.

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(Amounts in thousands)
Average invested assets at cost(1)	$3,011,143	$3,004,588	$3,121,366	$3,196,944	$3,452,803
Net investment income(2)
Before income taxes	$131,896	$140,947	$143,814	$144,949	$151,280
After income taxes	$115,359	$124,708	$128,888	$130,070	$133,721
Average annual yield on investments(2)
Before income taxes	4.4%	4.7%	4.6%	4.5%	4.4%
After income taxes	3.8%	4.2%	4.1%	4.1%	3.9%
Net realized investment gains (losses) after income taxes(3)	$43,147	$37,958	$37,108	$225,189	$(357,838)
 __________

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

(2)	Effective January 1, 2008, the Company adopted the fair value option with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations.

Competitive Conditions
The Company operates in the highly competitive property and casualty insurance industry subject to competition on pricing, claims handling, consumer recognition, coverage offered and other product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies which have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other automobile insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2012, the Company was the fifth largest writer of private passenger automobile insurance in California and the thirteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. The Company believes that the market may be hardening as growth has begun to improve throughout 2012.

Reinsurance
The Company has reinsurance through the Florida Hurricane Catastrophe Trust Fund (“FHCF”) that provides coverage equal to approximately 90 percent of $19 million in excess of $8 million per occurrence based on the latest information provided by FHCF. As of December 31, 2012, the Company no longer has any Florida homeowners policies-in-force and will not be renewing FHCF coverage in 2013.

The Company has reinsurance for PIP claims in Michigan through the Michigan Catastrophic Claims Association, a private non-profit unincorporated association created by the Michigan Legislature in 1978. The reinsurance covers losses in excess of $500,000 per person and has no maximum limit. Michigan law provides for unlimited lifetime coverage for medical costs caused by automobile accidents.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority (“CEA”). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see “Regulation—Insurance Assessments.”

The Company carries a commercial umbrella reinsurance treaty and seeks facultative arrangements for large property risks. In addition, the Company has other reinsurance in force that is not material to the consolidated financial statements. If any reinsurers are unable to perform their obligations under a reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its policyholders in their entirety.

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

On October 26, 2012, the Company implemented the California DOI approved rate increase of approximately 4% on California private passenger automobile policies. The rate increase has not had a significant impact on the number of new and renewal policies written. In October 2012, the Company filed for a 6.9% rate increase in CAIC's private passenger automobile line of business, and plans to file for a rate increase in MIC's private passenger automobile line of business. The Company must obtain approval from the California DOI before implementing these new rates.

In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. On October 29, 2012, the Company received notice from the California Insurance Commissioner rejecting the administrative law judge's proposed decision and referred the matter back to the administrative law judge to gather more evidence. However, the California Insurance Commissioner recently issued a ruling to disregard his order to gather more evidence. The Company expects a final ruling from the California Insurance Commissioner on this matter in the near future. The Company does not agree with the proposed rate decrease and believes that recent homeowners loss trends support an increase. Consequently, the Company recently filed for a rate increase of 6.9%.

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

State	Exam Type	Period Under Review	Status
NV	Market Conduct	January 2009 to December 2011	DOI terminated exam. No report to be issued.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date is expected to be material to the Company’s financial position.

For a discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of $237,400 and $32,150 to officeholders and candidates in 2012 and 2011, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Risk-Based Capital
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or risk-based capital (“RBC”) requirements. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2012, each of the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Insurance Assessments
The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2012.

During 2012, the Company paid approximately $2 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of insurance. As permitted by state law, the New Jersey assessments paid during 2012 are recoupable through a surcharge to policyholders. The Company recouped a portion of these assessments in 2012 and expects to continue to recoup them in the future. It is likely that there will be additional assessments in 2013.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2012, the most recent date at which information was available, was $52.2 million. There was no assessment made in 2012.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2012 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Some transactions and dividends defined to be of an “extraordinary” type may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5 percent of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2012, the Insurance Companies are permitted to pay in 2013, without obtaining DOI approval for extraordinary dividends, $154.6 million in dividends to Mercury General, of which $133.9 million is payable from the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2012, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 1, 2013:

Name	Age	Position
George Joseph	91	Chairman of the Board
Gabriel Tirador	48	President and Chief Executive Officer
Allan Lubitz	54	Senior Vice President and Chief Information Officer
Joanna Y. Moore	57	Senior Vice President and Chief Claims Officer
John Sutton	65	Senior Vice President—Customer Service
Christopher Graves	47	Vice President and Chief Investment Officer
Robert Houlihan	56	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	66	Vice President and Chief Underwriting Officer
Brandt N. Minnich	46	Vice President—Marketing
Theodore R. Stalick	49	Vice President and Chief Financial Officer
Charles Toney	51	Vice President and Chief Actuary
Judy A. Walters	66	Vice President—Corporate Affairs and Secretary

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
For the year ended December 31, 2012, the Company generated 77.2% of its direct automobile insurance premiums written in California, 8.0% in Florida, 3.3% in New Jersey, and 3.2% in Texas. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

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
In most of the states in which it operates, the Company must obtain the DOI's prior approval of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, or if such approval is delayed, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected. Additionally, in California, the law allows for consumer groups to intervene in rate filings which frequently causes delays in the timeliness of rate approvals and can impact the level of rate that is ultimately approved.

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
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with the input used to measure their fair value and the level of market price observability.

During periods of market disruption, including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities if trading becomes less frequent and/or market data become less observable. There may be certain asset classes in historically active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, the valuations associated with such securities may rely more on management judgment and include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation. The valuations generated by such methods may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s financial condition or results of operations.

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
At December 31, 2012, 67.4% of the Company’s total investment portfolio at fair value and 89.0% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Adoption of proposed changes in the tax exemption available for municipal bond interest will have an adverse effect on the value of the Company's municipal bond portfolio and the investment income generated by the Company.
Proposals have been made for the elimination or modification of the tax-exempt status or tax rates applicable to municipal bonds as part of significant tax reform being considered, some of which would enact such changes retroactively. Because many states adopt changes in the Internal Revenue Code as a part of the state taxation system, such changes to the federal income and/or capital gains laws may result in changes to state tax laws, resulting in a loss of or reduction in the exemption of municipal bond interest for state income tax purposes as well. Any changes in tax rates or the tax-exempt status applicable to municipal bonds actually adopted could significantly affect the demand for and supply of liquidity and marketability of such municipal bond obligations. Such changes would likely result in a decrease in the value of the Company's municipal bond portfolio and limit the ability of the Company to acquire and dispose of municipal obligations at desirable yield and price levels. Such changes may also materially reduce the after-tax income earned by the Company's investment securities.

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
The Company sells its insurance policies through approximately 7,700 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

The Company’s expansion plans may adversely affect its future profitability.
The Company intends to continue to expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flow from operations. The expansion may not occur, or if it does occur, may not be successful in providing increased revenues or profitability. If the Company’s cash flow from operations is insufficient to cover the increased costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

Any inability of the Company to realize its deferred tax assets may have a material adverse effect on the Company’s financial condition and results of operations.
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of an appropriate character and in a sufficient amount to utilize these tax benefits in the future.

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period-to-period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

The carrying value of the Company’s goodwill and other intangible assets could be subject to an impairment write-down.
At December 31, 2012, the Company’s consolidated balance sheet reflected approximately $43 million of goodwill and $48 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of internal or policyholder systems and data could result in damages to the Company's reputation and/or subject us to expenses, fines or lawsuits.

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of our policyholder, employee and Company data are critical to the Company's business. The Company's policyholders and employees have a high expectation that it will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy regulations may increase the Company's operating costs and/or adversely impact its ability to market products and services to its policyholders. Furthermore, a penetrated or compromised information technology system or the intentional, unauthorized, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of policyholder, employee or Company data which could harm the Company's reputation or result in remedial and other expenses, fines or lawsuits.

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

Many businesses are experiencing a slow recovery from the severe economic recession, and economic uncertainty is expected to continue due in large part to continuing political disagreements in Washington that may cause businesses and consumers to hold back spending. The Company is unable to predict the duration and severity of the current global economic conditions and their impact on the United States, and in California, where the majority of the Company’s business is produced. If economic conditions do not show significant improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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
In 2011, the Company began its withdrawal from the Florida homeowners market due to the high incidence of sinkhole claims. While the Company has closed many sinkhole claims, and believes it has adequately reserved for the remaining open claims, it remains possible for legal or legislative action to require opening closed claims that could impair profitability. The Company completed its withdrawal from the Florida homeowners market in September 2012.

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
80.6% of the Company’s direct written premiums for the year ended December 31, 2012 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, used car prices, and medical care.

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

The Company and its insurance subsidiaries are named as defendants in a number of lawsuits. These lawsuits are described more fully at “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business and results of operations, which could materially increase the Company’s legal expenses. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

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
The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company is leased to independent third party tenants. For future expansion, the Company owns 4.2 acre and 5.9 acre parcels of land in Brea and Rancho Cucamonga, California, respectively. The Company leases all of its other office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space.
The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2012
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
St. Petersburg, FL	Administrative	157,000	74%
Oklahoma, OK	Administrative	100,000	77%

Item 3.	Legal Proceedings
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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table presents the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January 2011.

2012	High	Low
1st Quarter	$46.76	$42.65
2nd Quarter	$46.04	$41.00
3rd Quarter	$42.32	$36.01
4th Quarter	$43.21	$38.21

2011	High	Low
1st Quarter	$43.94	$37.29
2nd Quarter	$41.92	$38.06
3rd Quarter	$40.43	$33.81
4th Quarter	$46.61	$37.01
The closing price of the Company’s common stock on February 1, 2013 was $40.34.
Holders
As of February 1, 2013, there were approximately 143 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2012 and 2011, the Company paid dividends on its common stock of $2.4425 and $2.41 per share, respectively. On February 1, 2013, the Board of Directors declared a $0.6125 quarterly dividend payable on March 28, 2013 to shareholders of record on March 14, 2013.

For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the Holding Company Act. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Certain transactions and dividends defined to be of an “extraordinary” type may not occur if the California DOI disapproves the transaction within 30 days after notice. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

The Insurance Companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2012, the Insurance Companies are permitted to pay in 2013, without obtaining DOI approval for extraordinary dividends, $154.6 million in dividends to Mercury General, of which $133.9 million is payable from the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s

industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2007 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.
Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends

$120
$110
$100
$90
$80
$70
$60
2007
2008
2009
2010
2011
2012
Mercury General Corporation
S&P 500 Index - Total Returns
Industry Peer Group

	2007	2008	2009	2010	2011	2012
Mercury General	$100.00	$96.96	$88.89	$102.98	$115.95	$106.87
Industry Peer Group	100.00	71.95	75.77	91.18	90.50	107.04
S&P 500 Index	100.00	62.99	79.65	91.64	93.57	108.55

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
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 27, 2012, and the authorization will expire in July 2013. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. Since the inception of the program, the Company has purchased and retired 1,266,100 shares of common stock at an average price of $31.36. No stock has been purchased since 2000.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$2,574,920	$2,566,057	$2,566,685	$2,625,133	$2,808,839
Net investment income	131,896	140,947	143,814	144,949	151,280
Net realized investment gains (losses)	66,380	58,397	57,089	346,444	(550,520)
Other	10,174	11,884	8,297	4,967	4,597
Total revenues	2,783,370	2,777,285	2,775,885	3,121,493	2,414,196
Losses and loss adjustment expenses	1,961,448	1,829,205	1,825,766	1,782,233	2,060,409
Policy acquisition costs	477,788	481,721	505,565	543,307	624,854
Other operating expenses	207,281	215,711	255,358	217,683	174,828
Interest	1,543	5,549	6,806	6,729	4,966
Total expenses	2,648,060	2,532,186	2,593,495	2,549,952	2,865,057
Income (loss) before income taxes	135,310	245,099	182,390	571,541	(450,861)
Income tax expense (benefit)	18,399	53,935	30,192	168,469	(208,742)
Net income (loss)	$116,911	$191,164	$152,198	$403,072	$(242,119)
Per Share Data:
Basic earnings per share	$2.13	$3.49	$2.78	$7.36	$(4.42)
Diluted earnings per share	$2.13	$3.49	$2.78	$7.32	$(4.42)
Dividends paid	$2.4425	$2.41	$2.37	$2.33	$2.32

	December 31,
	2012	2011	2010	2009	2008
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,180,095	$3,062,421	$3,155,257	$3,146,857	$2,933,820
Total assets	4,189,686	4,070,006	4,203,364	4,232,633	3,950,195
Losses and loss adjustment expenses	1,036,123	985,279	1,034,205	1,053,334	1,133,508
Unearned premiums	920,429	843,427	833,379	844,540	879,651
Notes payable	140,000	140,000	267,210	271,397	158,625
Shareholders’ equity	1,842,497	1,857,483	1,794,815	1,770,946	1,494,051
Book value per share	33.55	33.86	32.75	32.33	27.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents in thirteen states. The Company also offers homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance accounted for 80.6% of the $2.7 billion of the Company’s direct premiums written in 2012. 78.0% of the private passenger automobile premiums were written in California. The Company also operates in Arizona, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, and Virginia.

The Company expects to continue its growth by expanding into new states in the future to achieve greater geographic diversification. There are challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems, and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2013.

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

2012 Financial Performance Summary
The Company’s net income for the year ended December 31, 2012 decreased to $116.9 million, or $2.13 per diluted share, from $191.2 million, or $3.49 per diluted share, for the same period in 2011. Approximately $132 million in pre-tax investment income was generated during 2012 on a portfolio of approximately $3.2 billion at fair value at December 31, 2012, compared to $141 million pre-tax investment income during 2011 on a portfolio of approximately $3.1 billion at fair value at December 31, 2011. Included in net income are net realized investment gains of $66.4 million and $58.4 million in 2012 and 2011, respectively. Net realized investment gains include gains of $45.5 million and $31.3 million in 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option.

During 2012, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company views its agent relationships and underwriting process as one of its primary competitive advantages because it allows the Company to charge lower rates yet realize better margins than many competitors.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $148 million and $159 million in 2012 and 2011, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Economic Conditions—Many businesses are experiencing a slow recovery from the severe economic recession, and economic uncertainty is expected to continue in 2013 due in large part to continuing political disagreements in Washington that may cause businesses and consumers to hold back spending. Further, the sovereign debt crisis in Europe continues to lead to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of current global economic conditions and their impact on the United States, and California, where the majority of the Company’s business is produced. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

•
Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. There has been a long-term trend of declining loss frequency in the personal automobile insurance industry. However, in recent years, the trend has shown increasing loss frequency, and the Company may not be able to accurately predict the trend of loss frequency in the future.

•
Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. The Company believes that the market may be hardening as growth has begun to improve throughout 2012.

Technology
In 2012, the Company continued to enhance its internet agency portal, Mercury First. Mercury First is a single entry point for agents providing a broad suite of capabilities. One of its most powerful tools is a point of sale (POS) system that allows agents to easily obtain and compare quotes and write new business. Mercury First is designed as an easy-to-use agency portal that provides a customized work queue for each agency user showing new business leads, underwriting requests and other pertinent customer information in real time. Agents can also assist customers with processing payments, reporting claims or updating their records. The system enables quick access to documents and forms and empowers the agents with several self-service capabilities.

The NextGen system is designed to be a multi-state, multi-line system. NextGen serves as the primary platform for all underwriting, billing, claims, and commission functions supporting the private passenger auto line in seven states (Virginia, New York, Florida, California, Georgia, Illinois, and Texas).

During 2010, the Company launched Guidewire, a commercially available software solution, to replace legacy platforms and implemented it for the Nevada homeowners line. In 2011, the Company expanded the Guidewire implementation to Texas, Georgia, Illinois, Pennsylvania, and Oklahoma for the homeowners line of business and for the Texas commercial auto line of business. In 2012, the Company continued to expand the Guidewire implementation to California, Oklahoma, Georgia, and Arizona for the commercial auto line and to Michigan and Nevada for the private passenger automobile line. The Company plans to expand Guidewire to other states and lines of business during 2013.

In 2012, as part of its continuing commitment to service excellence, the Company enhanced the web capability for customers in California and Georgia to bind and pay for new policies online. These policies are serviced by the Company’s agents. The Company plans to expand this capability to other states in the future.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state, with California, Georgia, New York, New Jersey, Pennsylvania, and Nevada requiring prior approval from the respective DOI before a rate change may be implemented. Illinois, Texas, Virginia, Arizona, and Michigan only require that rates be filed with the DOI. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory. For the Company’s two largest lines of business, private passenger automobile and homeowners, the Company filed rate increases in thirteen states during 2012.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience, and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

On October 26, 2012, the Company implemented the California DOI approved rate increase of approximately 4% on California private passenger automobile policies. The rate increase has not had a significant impact on the number of new and renewal policies written. In October 2012, the Company filed for a 6.9% rate increase in CAIC's private passenger automobile line of business, and plans to file for a rate increase in MIC's private passenger automobile line of business. The Company must obtain approval from the California DOI before implementing these new rates.

In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. On October 29, 2012, the Company received notice from the California Insurance Commissioner rejecting the administrative law judge's proposed decision and referred the matter back to the administrative law judge to gather more evidence. However, the California Insurance Commissioner recently issued a ruling to disregard his order to gather more evidence. The Company expects a final ruling from the California Insurance Commissioner on this matter in the near future. The Company does not agree with the proposed rate decrease and believes that recent homeowners loss trends support an increase. Consequently, the Company recently filed for a rate increase of 6.9%.

In January 2013, the California DOI approved auto body repair regulation to strengthen consumer protection. This regulation builds on existing protection by requiring insurers to settle automobile insurance claims using repair standards described by the regulation and not by the insurers' own standards. The new ruling will become effective in March 2013. The full extent of the impact is currently unknown.

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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the administrative law judge’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, and the California Insurance Commissioner filed a demurrer to the Company's petition. Following a hearing, the trial court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. The Company has appealed the trial court’s decision and on January 3, 2013, filed a petition to stay the administrative proceeding pending a determination of its appeal. The Court of Appeal did not stay the adminstrative proceeding but has allowed the appeal to continue. The Company has filed its opening appellate brief, and the court granted the Company's request for an expedited appeal. On January 15, 2013, the administrative law judge heard various pending motions that had originally been filed by the Company in June 2011. The administrative law judge has not yet ruled on the motions.

The Company denies the allegations in the 2004 and 2010 NNC matters, and believes that no monetary penalties are warranted, and the Company intends to defend itself against the allegations vigorously. The Company has been subject to fines and penalties by the California DOI in the past due to alleged violations of the California Insurance Code. The largest and most recent of these was settled in 2008 for $300,000. However, prior settlement amounts are not necessarily indicative of the potential results in the current notice of non-compliance matters. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position, results of operations, or cash flow. The Company has accrued a liability for the estimated cost to defend itself in the notice of non-compliance matters.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see Note 16 of Notes to Consolidated Financial Statements—Commitments and Contingencies—Litigation.
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
Loss development on MD reserves is generally insignificant because MD claims are generally settled in a shorter period than BI claims. The majority of the loss adjustment expense reserves are estimated costs to defend BI claims, which tend to require longer periods of time to settle as compared to MD claims.

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

The following table presents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	40%	12%
BI claims closed one year after the accident year reported	80%	52%
BI claims closed two years after the accident year reported	95%	82%
BI claims closed three years after the accident year reported	99%	95%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $2,500 to $3,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $8,500 to $10,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2012, the Company believes that the accident years that are most likely to develop are the 2010 through 2012 accident years; however, it is possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. The Company is experiencing inflation at a rate that is higher than in recent years. Many potential factors can affect the BI inflation rate, including changes in: claims handling process, statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, and gasoline prices, among other factors; however, the magnitude of such impact on the inflation rate is unknown.

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

Beginning late in 2008 and continuing through the end of 2009, the Company changed its claims handling procedures and discontinued the practice of providing small settlement offers to BI claimants at the inception of the claim. This had the effect of increasing loss severity and decreasing loss frequency for the 2009 accident year. The prior practice was reinstated in 2010, which resulted in decreased loss severity and increased loss frequency in 2010 compared to 2009. The Company has continued this practice with even greater emphasis on settling small claims quickly.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2012, 2011, and 2010, respectively. For example, at December 31, 2012, the loss severity for the amounts recorded at December 31, 2011 increased by 7.0%, 2.5%, and 0.3% for the 2011, 2010, and 2009 accident years, respectively. The following table presents the effects on the 2012, 2011, and 2010 accident year California BI loss reserves based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/12	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 10% for 2012, 5% for 2011, and 3% for 2010	(B) Pro-forma severity if actual severity is higher by 10% for 2012, 5% for 2011, and 3% for 2010	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2012	28,671	$9,992	10.5%	$8,993	$10,991	$28,642,000	$(28,642,000)
2011	27,092	$9,045	2.3%	$8,593	$9,497	$12,246,000	$(12,246,000)
2010	27,052	$8,845	(1.2)%	$8,580	$9,110	$7,169,000	$(7,169,000)
2009	25,521	$8,956	—	—	—	—	—
Total Loss Development—Favorable (Unfavorable)						$48,057,000	$(48,057,000)

(1)
Implied inflation rate is calculated by dividing the difference between current and prior year actual recorded severity by the prior year actual recorded severity. The change in the implied inflation rate in 2010 and 2009 is skewed by the change in claims handling process noted above. The 10.5% inflation rate estimated for 2012 reflects the consideration of recent trends experienced on 2012 accident year claims that closed in 2012. While these claims represent just 12% of the ultimate dollars expected to be paid, they serve as an early indicator of inflation. The higher inflation may result from an increase in medical procedures and an increased prevalence of large losses.

(2) Claim Count Development
The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. Since 2006, for California automobile BI claims, the Company has experienced that approximately 2% to 8% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be.

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

At December 31, 2012, there were 26,757 BI claims reported for the 2012 accident year and the Company estimates that these are expected to ultimately grow by approximately 7%. The Company believes that while actual development in recent years has ranged between approximately 2% and 8%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range. The following table presents the effect on loss development based on different claim count within the broader possible range at December 31, 2012:

California Bodily Injury Claim Count Reserve Sensitivity Analysis

2012 Accident Year	Claims Reported	Amount Recorded at 12/31/12 at 7% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	26,757	28,671	26,757	29,432
Approximate average cost per claim	Not meaningful	$9,992	$9,992	$9,992
Total dollars	Not meaningful	$286,480,000	$267,356,000	$294,085,000
Total Loss Development—Favorable (Unfavorable)			$19,124,000	$(7,605,000)
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
Discussion of losses and loss reserves and prior period loss development at December 31, 2012
At December 31, 2012 and 2011, the Company recorded its point estimate of approximately $1,036 million and $985 million , respectively, in losses and loss adjustment expense liabilities which include approximately $409 million and $344 million, respectively, of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2012 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

During 2012, the Company experienced severe losses due to Hurricane Sandy which made landfall in New Jersey on October 29, 2012 and caused significant damage to large portions of the Northeastern United States. The Company's total losses from Hurricane Sandy are estimated to be approximately $28 million. The Company also recognized catastrophe losses due to wind and hail storms in the Midwest region totaling $10 million.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2012, the Company reported unfavorable development of approximately $42 million on the 2011 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2011 totaled approximately $985 million. The unfavorable development in 2012 is largely the result of re-estimates of California BI losses that have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011.

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

Investments
The Company’s fixed maturity and equity investments are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable fund preferred stocks, is actively traded on national exchanges or trading markets, and is valued at the last transaction price on the balance sheet dates.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at December 31, 2012 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced from time to time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that are otherwise not actively quoted. For a further discussion, see Note 3 of Notes to Consolidated Financial Statements.

Income Taxes
At December 31, 2012, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and AMT and other tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities which represent sources of future ordinary taxable income.

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio which could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings.

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

The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for 2012 was 13.6%, compared to 22.0% for 2011. The decrease in the effective tax rate is mainly due to a decrease in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the year ended December 31, 2012 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded their carrying value.

Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See also “Regulatory and Legal Matters” and Note 16 of Notes to Consolidated Financial Statements.

For a discussion of recently issued accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Net premiums earned and net premiums written in 2012 increased 0.3% and 3.0%, respectively, from 2011. Net premiums written by the Company's California operations and non-California operations increased by $73.3 million and $3.1 million, respectively, from 2011. The increase in net premiums written is primarily due to an increase in the number of policies-in-force and slightly higher average premiums per policy. The increase in average premiums per policy partially reflects a modest shift for the California personal automobile line from six-month policies to twelve-month policies. Premiums on twelve-month policies are typically twice that of six-month policies. For 2012, fewer than 5% of California personal automobile policies were written on a twelve-month basis and more than 95% were written on a six-month basis, whereas in 2011, fewer than 1% of the California personal automobile policies were written on a twelve-month basis and over 99% were written on a six-month basis. In addition, the Company increased private passenger automobile insurance rates in twelve states outside California and grew its homeowners business in several states outside of California during 2012.

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

	2012	2011
	(Amounts in thousands)
Net premiums written	$2,651,731	$2,575,383
Change in net unearned premium	(76,811)	(9,326)
Net premiums earned	$2,574,920	$2,566,057

Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	2012	2011
Loss ratio	76.2%	71.3%
Expense ratio	26.6%	27.2%
Combined ratio	102.8%	98.5%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $42 million and $18 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2012 and 2011, respectively. The unfavorable development in 2012 is largely the result of re-estimates of California BI losses which have experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The 2012 loss ratio was also negatively impacted by a total of $39 million of catastrophe losses mostly due to Hurricane Sandy and wind and hail storms in the Midwest region during 2012. In addition, the 2012 loss ratio was negatively impacted by rising loss frequency and increasing severity on the California private passenger automobile line of business. The 2011 loss ratio was negatively impacted by a total of $18 million of catastrophe losses due to California winter storms, Hurricane Irene, and Georgia tornadoes during 2011.

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

Income tax expenses were $18.4 million and $53.9 million for the years ended December 31, 2012 and 2011, respectively. The decrease in income tax expense resulted from decreased taxable income in 2012.
Investments
The following table presents the investment results of the Company:

	2012	2011
	(Amounts in thousands)
Average invested assets at cost(1)	$3,011,143	$3,004,588
Net investment income(2)
Before income taxes	$131,896	$140,947
After income taxes	$115,359	$124,708
Average annual yield on investments(2)
Before income taxes	4.4%	4.7%
After income taxes	3.8%	4.2%
Net realized investment gains	$66,380	$58,397
__________

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

Included in net income are net realized investment gains of $66.4 million and $58.4 million in 2012 and 2011, respectively. Net realized investment gains include gains of $45.5 million and $31.3 million in 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains during 2012 arise from $36.3 million and $9.2 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for 2012. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets for 2012. The net gains during 2011 arise from a $62.1 million increase in the market value of the Company’s fixed maturity securities offset by a $30.9 million decline in the market value of the Company’s equity securities.
Net Income
Net income was $116.9 million or $2.13 per diluted share and $191.2 million or $3.49 per diluted share in 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in 2012 and 2011, respectively. Basic per share results were $2.13 and $3.49 in 2012 and 2011, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.79 and $0.69 per share (basic and diluted) in 2012 and 2011, respectively.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenues
Net premiums earned in 2011 were essentially the same as 2010 while net premiums written in 2011 increased by approximately $20 million from 2010. Net premiums written by the Company’s California operations were approximately $2 billion in 2011, a 0.4% decrease from 2010. Net premiums written by the Company’s non-California operations were approximately $632 million in 2011, a 4.5% increase from 2010. Growth outside of California resulted from expanded and improved product offerings and higher average premiums per policy.

 The following is a reconciliation of total net premiums written to net premiums earned:

	2011	2010
	(Amounts in thousands)
Net premiums written	$2,575,383	$2,555,481
Change in net unearned premium	(9,326)	11,204
Net premiums earned	$2,566,057	$2,566,685

Expenses
The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	2011	2010
Loss ratio	71.3%	71.1%
Expense ratio	27.2%	29.6%
Combined ratio	98.5%	100.7%

The loss ratio for 2011 was generally consistent with the 2010 loss ratio. The loss ratio was affected by unfavorable development of approximately $18 million and favorable development of approximately $13 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2011 and 2010, respectively. The unfavorable development in 2011 is largely the result of re-estimates of California BI losses which have experienced higher average severities than originally estimated at December 31, 2010. The 2011 loss ratio was also negatively impacted by a total of $18 million of catastrophe losses due to California winter storms, Hurricane Irene, and Georgia tornadoes during 2011. The 2010 loss ratio was impacted by severe rainstorms in California and homeowner’s losses in Florida as a result of sinkhole claims during 2010.

The expense ratio for 2010 was impacted by contributions made in support of a California legislative initiative totaling $12.1 million and would have been 29.1% without those financial contributions. The 2011 expense ratio decreased as a result of decreased agent contingent commissions, consulting, advertising, and information technology expenditures.

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
__________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost is based on the monthly amortized cost of the invested assets for each respective period.

Included in net income are net realized investment gains of $58.4 million and $57.1 million in 2011 and 2010, respectively. Net realized investment gains include gains of $31.3 million and $46.6 million in 2011 and 2010, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. The net gains during 2011 arise from a $62.1 million increase in the market value of the Company’s fixed maturity securities offset by a $30.9 million decline in the market value of the Company’s equity securities. The Company’s municipal bond holdings represent the majority of its fixed maturity portfolio, which was positively affected by the overall municipal market improvement for 2011. The primary cause of the losses on the Company’s equity securities was the overall decline in the equity markets occurring primarily in the third quarter of 2011. The net gains during 2010 arise from $1.0 million and $45.7 million increases in the market value of the Company’s fixed maturity and equity securities, respectively. The primary cause of the gains on the Company's equity securities for 2010 was the overall improvement in the equity market.
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

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $155 million in 2013 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of approximately $145 million during 2012. As of December 31, 2012, Mercury General had approximately $85 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.
B. Cash Flows
The Company has generated positive cash flow from operations for over twenty consecutive years. Because of the Company’s long track record of positive operating cash flows, it does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $452.8 million at December 31, 2012, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company's liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2012 was $148.1 million, a decrease of $10.5 million compared to 2011. The decrease was primarily due to the increased payment of income taxes and losses and lower investment income as a result of the lower interest rate environment, partially offset by increased premiums collected. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders. Funds derived from the sale, redemption or maturity of fixed maturity investments of $668.7 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2012 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$79,344
Due after one year through two years	99,603
Due after two years through three years	68,617
Due after three years through four years	76,072
Due after four years through five years	88,350
$411,986

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2012:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,999	$14,204
Municipal securities	2,040,537	2,165,095
Mortgage-backed securities	27,786	30,703
Corporate securities	151,019	155,551
Collateralized debt obligations	37,562	42,801
	2,270,903	2,408,354
Equity securities:
Common stock:
Public utilities	82,474	85,106
Banks, trusts and insurance companies	19,701	22,166
Energy and other	352,889	346,809
Non-redeemable preferred stock	10,895	11,701
Partnership interest in a private credit fund	10,000	11,306
	475,959	477,088
Short-term investments	294,607	294,653
Total investments	$3,041,469	$3,180,095
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2012, 67.4% of the Company’s total investment portfolio at fair value and 89.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At December 31, 2012, 91.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in subprime lenders.

During 2012, the Company recognized $66.4 million in net realized investment gains, which included gains of $47.7 million and $16.7 million related to fixed maturity and equity securities, respectively. Included in the gains were $36.3 million and $9.2 million in gains due to changes in the fair value of the Company’s fixed maturity and equity security portfolio, respectively, as a result of applying the fair value option.

During 2011, the Company recognized $58.4 million in net realized investment gains, which included gains of $54.1 million related to fixed maturity securities and losses of $4.9 million related to equity securities. Included in the gains and losses were $62.1 million in gains due to changes in the fair value of the Company’s fixed maturity portfolio and $30.9 million in losses due to changes in the fair value of the Company's equity security portfolio, as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.2 years and 11.8 years (11.0 years and 10.8 years including all short-term instruments) at December 31, 2012 and 2011, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.7 years and 4.5 years (3.3 years and 4.1 years including all short-term instruments) at December 31, 2012 and 2011, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.1 years and 3.7 years, (2.8 years and 3.3 years including all short-term instruments), including collateralized mortgage obligations with a modified duration of 3.2 years and 2.4 years at December 31, 2012 and 2011, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2011. To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $47.4 million, respectively, at fair value, and represented 1.7% and 2.0%, respectively, of total fixed maturity securities. At December 31, 2011, below investment grade and non-rated fixed maturity holdings totaled $95.8 million and $17.2 million, respectively, at fair value, and represented 3.9% and 0.7%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2012 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable as compared to the prior year, with 81.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 14.2% of fixed maturity securities at fair value experienced upgrades, partially offset by 4.5% in credit downgrades. The majority of the downgrades were slight and still within the investment grade portfolio, except for $8.8 million at fair value that were downgraded to below investment grade during 2012.

	December 31, 2012
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$10,789	$0	$0	$0	$0	$10,789
Government Agency	3,415	0	0	0	0	3,415
Total	14,204	0	0	0	0	14,204
	100.0%					100.0%
Municipal securities:
Insured	18,515	482,731	500,012	85,796	17,250	1,104,304
Uninsured	261,973	316,100	331,123	141,702	9,893	1,060,791
Total	280,488	798,831	831,135	227,498	27,143	2,165,095
	13.0%	36.9%	38.4%	10.5%	1.2%	100.0%
Mortgage-backed securities:
Commercial	0	0	4,271	0	0	4,271
Agencies	11,025	0	0	0	0	11,025
Non-agencies:
Prime	214	1,942	1,482	571	2,969	7,178
Alt-A	0	1,329	299	0	6,601	8,229
Total	11,239	3,271	6,052	571	9,570	30,703
	36.6%	10.7%	19.7%	1.8%	31.2%	100.0%
Corporate securities:
Communications	0	0	5,285	6,563	0	11,848
Consumer—cyclical	0	0	8,964	0	81	9,045
Consumer—non-cyclical	0	0	0	9,883	0	9,883
Energy	0	0	0	27,655	6,068	33,723
Financial	0	26,010	23,298	11,698	7,841	68,847
Industrial	0	0	0	7,404	0	7,404
Technology	0	0	0	6,329	0	6,329
Basic materials	0	0	0	5,701	0	5,701
Utilities	0	0	0	2,771	0	2,771
Total	0	26,010	37,547	78,004	13,990	155,551
	0.0%	16.7%	24.1%	50.2%	9.0%	100.0%
Collateralized debt obligations:
Corporate	4,702	0	0	0	38,099	42,801
Total	4,702	0	0	0	38,099	42,801
	11.0%				89.0%	100.0%
Total	$310,633	$828,112	$874,734	$306,073	$88,802	$2,408,354
	12.9%	34.4%	36.3%	12.7%	3.7%	100.0%
__________

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had $25.2 million, 1.0% of its fixed maturity portfolio, at fair value in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate. In addition, since the downgrade, market participants continued to invest in U.S. Treasury securities and the current yields on U.S. Treasury securities are lower than before the downgrade.
(1) Municipal Securities
The Company had $2.2 billion at fair value ($2.0 billion at amortized cost) in municipal bonds at December 31, 2012, of which $1.1 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2012.

At December 31, 2012, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 18% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A+, with an underlying rating of A-. 9.1% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the fair value of municipal bonds.
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $8.2 million and $9.8 million ($7.3 million and $8.3 million at amortized cost) of Alt-A mortgages at December 31, 2012 and 2011, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $4.3 million ($4.2 million at amortized cost) and $0 in commercial mortgage-backed securities at December 31, 2012 and 2011, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage backed securities portfolio was A- as of December 31, 2012.

(3) Corporate Securities
Included in fixed maturity securities are $155.6 million and $75.1 million of fixed rate corporate securities, which had durations of 1.8 and 3.6 years, at December 31, 2012 and 2011, respectively. The weighted-average rating was BBB+ as of December 31, 2012 and 2011.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $42.8 million and $47.5 million, which represent 1.3% and 1.6% of the total investment portfolio and had durations of 0.5 years and 1.1 years, at December 31, 2012 and 2011, respectively.

Equity Securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains in 2012 due to changes in fair value of the Company’s equity portfolio were $9.2 million. The primary cause of the gains on the Company’s equity securities was the overall increase in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2012, 15.0% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2011. The following table presents the equity security portfolio by industry sector for 2012 and 2011:

	December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$37,407	$32,862	$32,719	$27,139
Communications	8,970	10,428	7,692	7,347
Consumer—cyclical	8,337	7,658	12,985	11,986
Consumer—non-cyclical	9,498	10,162	4,310	4,197
Energy	242,961	246,209	227,183	233,225
Financial	27,553	30,075	26,156	23,887
Funds	10,264	11,579	11,190	10,621
Industrial	32,697	29,188	34,622	28,728
Technology	10,567	8,635	8,548	6,875
Utilities	87,705	90,292	23,012	26,383
	$475,959	$477,088	$388,417	$380,388

Short-Term Investments
At December 31, 2012, short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.
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

Both the $120 million credit facility and the $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at December 31, 2012.

For a further discussion, see Notes 6 and 7 of Notes to Consolidated Financial Statements.
E. Capital Expenditures
In 2012, the Company made capital expenditures, including capitalized software, of approximately $15 million primarily related to Information Technology.
F. Regulatory Capital Requirement
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations, and must have adequate reserves for claims. The minimum statutory capital requirements differ by state and are generally based on balances established by statute, a percentage of annualized premiums, a percentage of annualized loss, or RBC requirements. The RBC requirements are based on guidelines established by the NAIC. The RBC formula was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. At December 31, 2012, each of the Insurance Companies had sufficient capital to exceed the highest level of minimum required capital.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at December 31, 2012, and net premiums written of $2.7 billion, the ratio of premiums written to surplus was 1.8 to 1.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2012 are summarized as follows:

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$141,904	$1,014	$890	$140,000	$0	$0	$0
Lease obligations(2)	41,724	14,224	10,069	6,985	5,658	3,843	945
Losses and loss adjustment expenses(3)	1,036,123	595,847	252,302	117,971	44,699	25,304	0
Total Contractual Obligations	$1,219,751	$611,085	$263,261	$264,956	$50,357	$29,147	$945
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2012 because the debt amounts above include interest.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019.

(3)
Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2012. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $3.5 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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

Credit risk
Credit risk is due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2012, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2011. Historically, the ten-year default rate per Moody’s for AA rated municipal bonds has been less than 1%. The Company’s municipal bond holdings, which represent 89.9% of its fixed maturity portfolio at December 31, 2012, at fair value, are broadly diversified geographically.

99.0% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2012:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$339,023	AA
California	285,554	A+
Florida	183,081	A+
Illinois	140,574	A+
Indiana	104,924	AA-
Other states	1,111,939	A+
Total	$2,165,095
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
Taxable fixed maturity securities represented 11.0% of the Company’s fixed maturity portfolio. 9.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at December 31, 2012. 8.5% of the Company’s taxable fixed maturity securities, representing 0.9% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2012, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consists of $454.1 million in common stocks, $11.7 million in non-redeemable preferred stocks, and $11.3 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more of its portfolio in the energy and utility sector than what is represented in the S&P 500 Index.
Common stocks represented 14.3% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.06 at December 31, 2012. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $120.3 million or $240.6 million, respectively.

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
The value of the fixed maturity portfolio, which represented 75.7% of total investment at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The decrease in municipal bond credit spreads in 2012 caused overall interest rates to decrease, which resulted in a decrease in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.1 years at December 31, 2012 compared to 3.7 years and 4.7 years at December 31, 2011 and 2010, respectively. Given a hypothetical parallel increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at December 31, 2012 would decrease by $75.4 million or $150.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	52

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011	54
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2012	55
Consolidated Statements of Shareholders’ Equity for Each of the Years in the Three-Year Period Ended December 31, 2012	56
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2012	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
February 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited Mercury General Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 11, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
February 11, 2013

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,270,903; $2,345,620)	$2,408,354	$2,445,589
Equity securities (cost $475,959; $388,417)	477,088	380,388
Short-term investments (cost $294,607; $236,433)	294,653	236,444
Total investments	3,180,095	3,062,421
Cash	158,183	211,393
Receivables:
Premiums	345,387	288,799
Accrued investment income	31,109	32,541
Other	17,756	11,320
Total receivables	394,252	332,660
Deferred policy acquisition costs	185,910	171,430
Fixed assets, net	161,940	177,760
Current income taxes	7,058	0
Deferred income taxes	0	6,511
Goodwill	42,796	42,850
Other intangible assets, net	47,589	53,749
Other assets	11,863	11,232
Total assets	$4,189,686	$4,070,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,036,123	$985,279
Unearned premiums	920,429	843,427
Notes payable	140,000	140,000
Accounts payable and accrued expenses	96,220	94,743
Current income taxes	0	67
Deferred income taxes	445	0
Other liabilities	153,972	149,007
Total liabilities	2,347,189	2,212,523
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,922; 54,856	79,380	76,634
Additional paid-in capital	0	538
Retained earnings	1,763,117	1,780,311
Total shareholders’ equity	1,842,497	1,857,483
Total liabilities and shareholders’ equity	$4,189,686	$4,070,006

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net premiums earned	$2,574,920	$2,566,057	$2,566,685
Net investment income	131,896	140,947	143,814
Net realized investment gains	66,380	58,397	57,089
Other	10,174	11,884	8,297
Total revenues	2,783,370	2,777,285	2,775,885
Expenses:
Losses and loss adjustment expenses	1,961,448	1,829,205	1,825,766
Policy acquisition costs	477,788	481,721	505,565
Other operating expenses	207,281	215,711	255,358
Interest	1,543	5,549	6,806
Total expenses	2,648,060	2,532,186	2,593,495
Income before income taxes	135,310	245,099	182,390
Income tax expense	18,399	53,935	30,192
Net income	$116,911	$191,164	$152,198
Net income per share:
Basic	$2.13	$3.49	$2.78
Diluted	$2.13	$3.49	$2.78

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$116,911	$191,164	$152,198
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	0	1,139	(220)
Other comprehensive income (loss), before tax	0	1,139	(220)
Income tax expense (benefit) related to gains (losses) on hedging instrument	0	399	(77)
Other comprehensive income (loss), net of tax:	0	740	(143)
Comprehensive income	$116,911	$191,904	$152,055

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Common stock, beginning of year	$76,634	$74,188	$72,589
Proceeds of stock options exercised	2,492	1,951	816
Share-based compensation expense	168	439	651
Tax benefit on sales of incentive stock options	86	56	132
Common stock, end of year	79,380	76,634	74,188
Additional paid in capital, beginning of year	538	78	0
Share-based compensation expense	(538)	460	161
Exercise of stock options	0	0	(83)
Additional paid in capital, end of year	0	538	78
Accumulated other comprehensive loss, beginning of year	0	(740)	(597)
Other comprehensive income (loss), net of tax	0	740	(143)
Accumulated other comprehensive loss, end of year	0	0	(740)
Retained earnings, beginning of year	1,780,311	1,721,289	1,698,954
Net income	116,911	191,164	152,198
Dividends paid to shareholders	(134,105)	(132,142)	(129,863)
Retained earnings, end of year	1,763,117	1,780,311	1,721,289
Total shareholders’ equity	$1,842,497	$1,857,483	$1,794,815

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,911	$191,164	$152,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,974	40,657	40,735
Net realized investment gains	(66,380)	(58,397)	(57,089)
Bond amortization, net	6,757	4,615	1,062
Excess tax benefit from exercise of stock options	(86)	(56)	(132)
Increase in premiums receivable	(56,588)	(7,819)	(4,192)
Changes in current and deferred income taxes	(83)	45,431	11,399
(Increase) decrease in deferred policy acquisition costs	(14,480)	(851)	5,287
Increase (decrease) in unpaid losses and loss adjustment expenses	50,844	(48,926)	(19,129)
Increase (decrease) in unearned premiums	77,002	10,048	(11,161)
Increase (decrease) in accounts payable and accrued expenses	1,197	(9,985)	(9,054)
Share-based compensation	(370)	899	812
Increase (decrease) in other payables	2,545	(4,142)	(23,186)
Other, net	(6,181)	(4,113)	4,231
Net cash provided by operating activities	148,062	158,525	91,781
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(590,562)	(379,963)	(432,869)
Sales	139,860	217,535	204,543
Calls or maturities	528,886	418,616	285,454
Equity securities available for sale in nature:
Purchases	(358,216)	(351,198)	(272,519)
Sales	277,272	325,562	240,764
Calls	923	0	4,826
Changes in securities payable and receivable	1,919	(9,137)	10,763
Net (increase) decrease in short-term investments	(58,949)	(93,737)	12,815
Purchase of fixed assets	(15,177)	(18,079)	(28,886)
Sale of fixed assets	2,044	2,990	1,341
Other, net	2,255	12,026	6,868
Net cash (used in) provided by investing activities	(69,745)	124,615	33,100
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(134,105)	(132,142)	(129,863)
Excess tax benefit from exercise of stock options	86	56	132
Payment to retire senior notes	0	(125,000)	0
Payoff bank loan	0	(18,000)	0
Proceeds from stock options exercised	2,492	1,951	733
Proceeds from bank loan	0	20,000	0
Net cash used in financing activities	(131,527)	(253,135)	(128,998)
Net (decrease) increase in cash	(53,210)	30,005	(4,117)
Cash:
Beginning of year	211,393	181,388	185,505
End of year	$158,183	$211,393	$181,388
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,690	$6,193	$6,607
Income taxes paid	$18,481	$8,503	$18,792

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES STATEMENTS TO CONSOLIDATED FINANCIAL
1. Summary of Significant Accounting Policies
General
Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”) are engaged primarily in writing personal automobile insurance through 13 Insurance Companies in a number of states, principally California. The Company also writes homeowners, commercial automobile and property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile lines of insurance exceeded 80% of the Company’s direct premiums written in 2012, 2011, and 2010, with approximately 78%, 77%, and 77% of the private passenger automobile premiums written in California during 2012, 2011, and 2010, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its 100% owned subsidiaries. The subsidiaries are as follows:

Insurance Companies

Mercury Casualty Company	Mercury National Insurance Company
Mercury Insurance Company	American Mercury Insurance Company
California Automobile Insurance Company	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	Mercury Group, Inc.(3)
American Mercury MGA, Inc.(3)	AIS Management LLC
Concord Insurance Services, Inc.	Auto Insurance Specialists LLC
Mercury Insurance Services LLC	PoliSeek AIS Insurance Solutions, Inc.
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Inactive companies dissolved in December 2012.

The consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates.

Investments
The Company applies the fair value option to all fixed maturities and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as fair value measurement use consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. See Note 2 for additional information regarding the fair value option.

Fixed maturity securities include debt securities, which may have fixed or variable principal payment schedules and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations, or other economic factors. Premiums and discounts on fixed maturities are amortized using first call date and are adjusted for anticipated prepayments. Premiums and discounts on mortgage-backed securities are adjusted for anticipated prepayment using the retrospective method, with the exception of some beneficial interests in securitized financial assets, which are accounted for using the prospective method.

Equity securities consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund.

Short-term investments include money market accounts, options, and short-term bonds which are highly rated short duration securities and redeemable within one year.

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.2 million and $0.7 million were included in other liabilities at December 31, 2012 and 2011, respectively.
Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including $42.8 million and $11.3 million of fixed maturities and equity securities, respectively, which are valued based on broker quotes for underlying debt and credit instruments and an estimated benchmark spread for similar assets in active markets. The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 3, is estimated based on assumptions and inputs, such as reset rates and the market value for underlying collateral, for similarly termed notes that are observable in the market. See Note 3 for methods and assumptions used in estimating fair values of interest rate swap agreements and equity contracts. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at December 31, 2012 and 2011.

	December 31,
	2012	2011
	(Amounts in thousands)
Assets
Investments	$3,180,095	$3,062,421
Liabilities
Interest rate swap agreements	$103	$670
Equity contracts	$175	$655
Secured notes	$140,000	$140,000

Securities on Deposit
The Company has securities deposited by the Insurance Companies with various DOIs as required by statute with fair values of approximately $16 million and $18 million at December 31, 2012 and 2011, respectively.
Deferred Policy Acquisition Costs
In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The new standard defines acquisition costs as those related directly to the successful acquisition of new or renewal insurance contracts. Effective January 1, 2012, the Company adopted the new standard using the prospective method. Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. Under the new standard, the Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. Deferred policy acquisition cost amortization was $477.8 million, $481.7 million, and $505.6 million during the years ended December 31, 2012, 2011, and 2010, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $19 million, $21 million, and $30 million during the years ended December 31, 2012, 2011, and 2010, respectively.
Fixed Assets
Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 30 to 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 5 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. The Company recorded no impairment charges during the three years ended December 31, 2012.
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

The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The Company adopted the new standard issued in September 2011 which does not require the two-step goodwill impairment test if the Company qualitatively determines that, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of December 31, 2012 and 2011, goodwill impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed on a monthly pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $2.65 billion, $2.58 billion, and $2.56 billion in 2012, 2011, and 2010, respectively.

No independent agent accounted for more than 2% of the Company’s direct premiums written during 2012, 2011, and 2010.
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

Derivative Financial Instruments
The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include interest rate swap agreements and were used to hedge the exposure to:

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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2012 and 2011, potential dilutive common stocks consist of outstanding stock options. Note 15 contains the required disclosures relating to the calculation of basic and diluted earnings per share.
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

The annual direct premiums written attributable to private passenger automobile, homeowners, commercial automobile, and other lines of insurance were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Private passenger automobile	$2,140,531	$2,105,602	$2,115,763
Homeowners	318,295	285,188	261,560
Commercial automobile	74,655	75,642	84,503
Other lines	122,239	113,251	96,999
Total	$2,655,720	$2,579,683	$2,558,825
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

At December 31, 2012, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s cumulative underwriting income, and with respect to the 2012 grants only, target level of growth in net premiums written during such three-year period achieves the threshold performance levels established by the Compensation Committee of the Company's Board of Directors.

The fair value of each restricted share grant was determined based on the market price on the date of grant. Compensation cost has been recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. For the 2012, 2011, and 2010 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed as of December 31, 2012. See Note 14 for additional disclosures.

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

2. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Fixed maturity securities	$36,317	$62,149	$967
Equity securities	9,158	(30,879)	45,659
Short-term investments	34	19	(46)
Total	$45,509	$31,289	$46,580

A summary of net realized investment gains is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Net realized gains (losses) from investments and other liabilities:
Fixed maturity securities	$47,707	$54,112	$5,909
Equity securities	16,679	(4,854)	46,547
Short-term investments	(686)	139	18
Options	2,680	9,000	4,615
Total	$66,380	$58,397	$57,089

Gross gains and losses realized on the sales of investments, excluding options, are shown below:

	Year Ended December 31,
	2012			2011			2010
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$11,473	$(83)	$11,390	$2,675	$(10,712)	$(8,037)	$8,754	$(3,812)	$4,942
Equity securities	19,538	(12,017)	7,521	41,872	(15,847)	26,025	16,793	(15,905)	888
Short-term investments	2	(722)	(720)	120	0	120	64	0	64
Contractual Maturity
At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated comprised 2.8% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$79,344
Due after one year through five years	332,642
Due after five years through ten years	529,997
Due after ten years	1,466,371
Total	$2,408,354

Investment Income
A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Fixed maturity securities	$117,557	$130,895	$136,345
Equity securities	15,831	10,869	8,435
Short-term investments	2,073	1,747	1,413
Total investment income	$135,461	$143,511	$146,193
Less: investment expense	(3,565)	(2,564)	(2,379)
Net investment income	$131,896	$140,947	$143,814

3. Fair Value Measurements
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure their fair value and the level of market price observability, as follows:

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

The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, less significantly, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2012.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $4.3 million and $0 at December 31, 2012 and 2011, respectively, in commercial mortgage-backed securities.
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
Collateralized debt obligations/Partnership interest in a private credit fund: Valued based on underlying debt and credit instruments and the appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.

The Company’s financial instruments, at fair value, are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,204	$0	$0	$14,204
Municipal securities	0	2,165,095	0	2,165,095
Mortgage-backed securities	0	30,703	0	30,703
Corporate securities	0	155,551	0	155,551
Collateralized debt obligations	0	0	42,801	42,801
Equity securities:
Common stock:
Public utilities	85,106	0	0	85,106
Banks, trusts and insurance companies	22,166	0	0	22,166
Energy and other	346,809	0	0	346,809
Non-redeemable preferred stock	0	11,701	0	11,701
Partnership interest in a private credit fund	0	0	11,306	11,306
Short-term bonds	0	24,530	0	24,530
Money market instruments	270,123	0	0	270,123
Total assets at fair value	$738,408	$2,387,580	$54,107	$3,180,095
Liabilities
Equity contracts	$175	$0	$0	$175
Interest rate swap agreements	0	103	0	103
Total liabilities at fair value	$175	$103	$0	$278

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,298	$0	$0	$14,298
Municipal securities	0	2,271,275	0	2,271,275
Mortgage-backed securities	0	37,371	0	37,371
Corporate securities	0	75,142	0	75,142
Collateralized debt obligations	0	0	47,503	47,503
Equity securities:
Common stock:
Public utilities	26,342	0	0	26,342
Banks, trusts and insurance companies	16,027	0	0	16,027
Energy and other	316,592	0	0	316,592
Non-redeemable preferred stock	0	11,419	0	11,419
Partnership interest in a private credit fund	0	0	10,008	10,008
Short-term bonds	0	9,011	0	9,011
Money market instruments	227,433	0	0	227,433
Total assets at fair value	$600,692	$2,404,218	$57,511	$3,062,421
Liabilities
Equity contracts	$655	$0	$0	$655
Interest rate swap agreements	0	670	0	670
Total liabilities at fair value	$655	$670	$0	$1,325

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	2012		2011
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Municipal Securities	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$47,503	$10,008	$1,624	$55,692	$0
Realized gains (losses) included in earnings	7,975	1,298	39	(9,300)	8
Purchase	25,000	0	0	0	10,000
Sales	(37,677)	0	(1,663)	0	0
Settlements	0	0	0	1,111	0
Ending Balance	$42,801	$11,306	$0	$47,503	$10,008
The amount of total (losses) gains for the period included in earnings attributable to assets still held at December 31	$(3,017)	$1,298	$0	$(8,189)	$8

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2012 and 2011.

At December 31, 2012, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets
Fixed assets consist of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Land	$26,770	$26,770
Buildings and improvements	126,726	125,837
Furniture and equipment	106,788	113,628
Capitalized software	133,477	123,356
Leasehold improvements	7,593	7,354
	401,354	396,945
Less accumulated depreciation and amortization	(239,414)	(219,185)
Fixed assets, net	$161,940	$177,760

Depreciation expense including amortization of leasehold improvements was $30.8 million, $34.3 million, and $33.9 million during 2012, 2011, and 2010, respectively.

5. Deferred Policy Acquisition Costs
Deferred policy acquisition costs are as follows:

	December 31,
	2012	2011	2010
	(Amounts in thousands)
Balance, beginning of year	$171,430	$170,579	$175,866
Policy acquisition costs deferred	492,268	482,572	500,278
Amortization	(477,788)	(481,721)	(505,565)
Balance, end of year	$185,910	$171,430	$170,579

6. Notes Payable
Notes payable consists of two secured notes of $120 million and $20 million at both December 31, 2012 and 2011.

The $120 million credit facility is secured by municipal bonds held as collateral. The credit facility calls for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. Effective August 4, 2011, the Company extended the maturity date of the $120 million credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR plus 40 basis points.

On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The $20 million loan has collateral requirements similar to those of the $120 million credit facility.

Both the $120 million credit facility and the $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at December 31, 2012.

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

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25%. The swap was designated as a cash flow hedge and the fair market value of the interest rate swap was reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related interest rate swap was deemed to become ineffective and is no longer designated as a hedge. Changes in the fair value are adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was approximately $103,000 and $670,000 as of December 31, 2012 and 2011, respectively. The swap matures on March 1, 2013.

Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Non-hedging derivatives
Interest rate contracts—Other liabilities	$0	$0	$(103)	$(670)
Equity contracts—Short-term investments (Other liabilities)	0	0	(175)	(655)
Total derivatives	$0	$0	$(278)	$(1,325)

	Gain (Loss) Recognized in Comprehensive Income
	Year Ended December 31,
Derivatives Contracts for Cash Flow Hedges	2012	2011	2010
	(Amounts in thousands)
Interest rate contracts—Other comprehensive income (loss)	$0	$1,139	$(220)

	Gain (Loss) Recognized in Income
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2012	2011	2010
	(Amounts in thousands)
Interest rate contract—Other revenue (expense)	$567	$1,232	$(457)
Equity contracts—Net realized investment gains	2,680	9,000	4,615
Total	$3,247	$10,232	$4,158

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries.

8. Goodwill and Other Intangible Assets
Goodwill
There was a slight change in the carrying amount of goodwill due to the dissolution of AMMGA for the year ended December 31, 2012. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

Other Intangible Assets
The following table presents the components of other intangible assets as of December 31, 2012 and 2011.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2012:
Customer relationships	$51,755	$(19,585)	$32,170	11
Trade names	15,400	(2,567)	12,833	24
Technology	4,300	(1,720)	2,580	10
Favorable leases	1,725	(1,719)	6	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(26,141)	$47,589

As of December 31, 2011:
Customer relationships	$51,755	$(14,676)	$37,079	11
Trade names	15,400	(1,925)	13,475	24
Technology	4,300	(1,290)	3,010	10
Favorable leases	1,725	(1,540)	185	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(19,981)	$53,749

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expenses were $6.2 million, $6.4 million, and $6.8 million during 2012, 2011, and 2010, respectively. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2012:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2013	$5,986
2014	5,980
2015	5,980
2016	5,980
2017	5,253
Thereafter	18,410
Total	$47,589

9. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Federal
Current	$9,340	$31,390	$23,699
Deferred	6,238	20,518	9,964
	$15,578	$51,908	$33,663
State
Current	$2,079	$2,934	$(3,225)
Deferred	742	(907)	(246)
	$2,821	$2,027	$(3,471)
Total
Current	$11,419	$34,324	$20,474
Deferred	6,980	19,611	9,718
Total	$18,399	$53,935	$30,192

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Computed tax expense at 35%	$47,359	$85,785	$63,837
Tax-exempt interest income	(27,789)	(31,414)	(33,966)
Dividends received deduction	(1,482)	(1,704)	(1,463)
State tax expense (benefit)	1,918	1,299	(3,580)
Other, net	(1,607)	(31)	5,364
Income tax expense	$18,399	$53,935	$30,192
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent on generating sufficient taxable income of an appropriate character prior to their expiration. The Company believes it has the ability and intent, through the use of prudent tax planning strategies and the generation of capital gains, to generate income sufficient to avoid losing the benefits of its deferred tax assets. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$66,353	$61,039
Capital loss carryforward	0	7,108
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,019	15,034
Write-down of impaired investments	1,723	4,638
Tax credit carryforward	37,557	20,060
Expense accruals	10,910	11,632
Other deferred tax assets	4,860	3,568
Total gross deferred tax assets	136,422	123,079
Deferred tax liabilities:
Deferred acquisition costs	(65,069)	(60,000)
Tax liability on net unrealized gain on securities carried at fair value	(48,483)	(31,997)
Tax depreciation in excess of book depreciation	(10,191)	(15,164)
Undistributed earnings of insurance subsidiaries	(4,499)	(3,962)
Tax amortization in excess of book amortization	(914)	(442)
Other deferred tax liabilities	(7,711)	(5,003)
Total gross deferred tax liabilities	(136,867)	(116,568)
Net deferred tax (liabilities) assets	$(445)	$6,511

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized in the financial statements.

There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during 2012. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2009 through 2011 for federal taxes and 2003 through 2011 for California state taxes. Tax year 2010 is currently under examination by the Internal Revenue Service. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB has issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006. The Company has filed protests with the FTB in response to these assessments and presented its case in a hearing before the FTB. No assessments have been received for tax years 2007 through 2010. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2012	2011
	(Amounts in thousands)
Balance at January 1	$4,567	$3,823
Additions based on tax positions related to:
Current year	330	1,011
Prior years	1,539	0
Reductions based on tax positions related to prior years	(308)	(267)
Reductions as a result of as lapse of the applicable statute of limitations	(202)	0
Balance at December 31	$5,926	$4,567

As presented above, the balances of unrecognized tax benefits were $5.9 million and $4.6 million at December 31, 2012 and 2011, respectively. Of these totals, $3.5 million and $3.6 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company’s total amount of unrecognized tax benefits to materially increase within the next twelve months related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2012, 2011, and 2010, the Company recognized net interest and penalty expense or (benefit), excluding refunds, of $111,000, $106,000, and ($872,000), respectively. The Company carried an accrued interest and penalty balance of $945,000 and $834,000 at December 31, 2012 and 2011, respectively.

10. Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Gross reserves at January 1	$985,279	$1,034,205	$1,053,334
Less reinsurance recoverable	(7,921)	(6,805)	(7,748)
Net reserves at January 1	977,358	1,027,400	1,045,586
Incurred losses and loss adjustment expenses related to:
Current year	1,919,116	1,810,711	1,838,824
Prior years	42,332	18,494	(13,058)
Total incurred losses and loss adjustment expenses	1,961,448	1,829,205	1,825,766
Loss and loss adjustment expense payments related to:
Current year	1,314,748	1,265,188	1,240,696
Prior years	600,090	614,059	603,256
Total payments	1,914,838	1,879,247	1,843,952
Net reserves at year-end	1,023,968	977,358	1,027,400
Reinsurance recoverable	12,155	7,921	6,805
Gross reserves at year-end	$1,036,123	$985,279	$1,034,205

The increase in the provision for insured events of prior years in 2012 of approximately $42 million primarily resulted from the re-estimate of accident years 2010 and 2011 California BI losses which have experienced higher average severities and more late reported claims than were originally estimated at December 31, 2011. Additionally, the Company experienced unfavorable development on the run-off of California commercial taxi business and Florida homeowners business, both of which the Company ceased writing in 2011. 2012 accident year losses were also impacted by higher loss severity and frequency on the California private passenger automobile line of business.

The increase in the provision for insured events of prior years in 2011 of approximately $18 million primarily resulted from the re-estimate of accident years 2008 through 2010 California BI losses which have experienced higher average severities than were originally estimated at December 31, 2010. Partially offsetting this increase was favorable development on loss adjustment expenses reflecting cost savings from the transition of a large portion of litigated cases from outside counsel to in-house counsel.

The decrease in the provision for insured events of prior years in 2010 of approximately $13 million primarily resulted from the re-estimate of accident year 2009 California BI losses. In addition, the Company experienced favorable development on New Jersey personal automobile reserves, resulting from more aggressive handling of litigated claims, which includes a high percentage of favorable results in cases brought to trial. The favorable development was partially offset by unfavorable development on Florida reserves, which included approximately $3 million of unfavorable development on the homeowners line of business, primarily related to sinkhole claims.

The Company experienced estimated pre-tax losses from severe weather events of $39 million, $18 million, and $25 million in 2012, 2011, and 2010, respectively. The losses in 2012 were primarily due to Hurricane Sandy and wind and hail storms in the Midwest region. The losses in 2011 related to California wind storms, Hurricane Irene, and Georgia tornadoes. The losses in 2010 primarily related to California rainstorms.

11. Dividends
The following table presents shareholder dividends paid in total and per share:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Total paid	$134,105	$132,142	$129,863
Per share	$2.4425	$2.41	$2.37

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2013, the insurance subsidiaries of the Company are permitted to pay approximately $155 million in dividends to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2012, 2011, and 2010, the Insurance Companies paid the Company ordinary dividends of $145 million, $0, and $128 million, respectively, and extraordinary dividends of $0 million, $270 million, and $0, respectively.

On February 1, 2013, the Board of Directors declared a $0.6125 quarterly dividend payable on March 28, 2013 to shareholders of record on March 14, 2013.

12. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of SAP by the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2012, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Statutory net income(1)	$63,365	$223,447	$142,981
Statutory capital and surplus	1,440,973	1,497,609	1,322,270
 __________

(1)	Statutory net income excludes changes in the fair value of the investment portfolio as a result of the application of fair value option.

The statutory capital and surplus of each of the Insurance Companies exceeded the highest level of minimum regulatory required capital.

13. Profit Sharing Plan
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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $7.2 million, $7.2 million, and $7.0 million for 2012, 2011, and 2010, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorized the Plan to purchase approximately $0, $0, and $1.2 million of the Company’s common stock in the open market for allocation to the Plan participants in 2012, 2011, and 2010, respectively. The Company recognized compensation expense equal to such amounts.

14. Share-Based Compensation
In May 2005, the Company adopted the 2005 Plan which succeeded a prior plan. A maximum of 4,957,250 shares of common stock under the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2012, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.

Cash received from option exercises was $2,492,000, $1,951,000, and $733,000 during 2012, 2011, and 2010, respectively. Total compensation costs were $168,000, $439,000, and $651,000 during 2012, 2011, and 2010, respectively. The excess tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $86,000, $56,000, and $132,000 during 2012, 2011, and 2010, respectively. No stock options were awarded in the past three years.

A summary of the stock option activity under the Company’s plans as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2012	544,225	$46.09
Granted	0
Exercised	(65,450)	$38.07
Canceled or expired	(27,750)
Outstanding at December 31, 2012	451,025	$47.22	4.5	$724
Exercisable at December 31, 2012	408,775	$48.59	4.3	$479

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2012. The aggregate intrinsic value of stock options exercised was $392,000, $262,000, and $431,000 during 2012, 2011, and 2010, respectively. The total fair value of options vested was $407,000, $467,000, and $498,000 during 2012, 2011, and 2010, respectively.

The following table presents information regarding stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Avg. Remaining Contractual Life (Years)	Weighted- Avg. Exercise Price	Number of Options	Weighted- Avg. Exercise Price
$33.61-40.53	131,525	6.1	$34.21	89,275	$34.36
$47.61-51.51	166,000	4.6	$49.64	166,000	$49.64
$52.13-58.83	153,500	2.9	$55.73	153,500	$55.73

As of December 31, 2012, $42,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 0.4 years.

Under the 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees. See Note 1 for grants summary. A summary of the restricted stock and restricted stock units activity as of December 31, 2012 and 2011, and changes during the years then ended is as follows:

	2012		2011		2010
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	135,000	$40.70	55,000	$41.40	0	$0.00
Granted	92,000	44.01	80,000	40.22	55,000	$41.40
Vested	0		0		0
Forfeited/Canceled	(3,000)		0		0
Expired	(55,000)		0		0
Outstanding at December 31	169,000	$42.22	135,000	$40.70	$55,000	$41.40

15. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income from operations is presented below:

	2012			2011			2010
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$116,911	54,899	$2.13	$191,164	54,825	$3.49	$152,198	54,792	$2.78
Effect of dilutive securities:
Options	0	23		0	20		0	34
Diluted EPS
Income available to common stockholders after assumed conversions	$116,911	54,922	$2.13	$191,164	54,845	$3.49	$152,198	54,826	$2.78

Incremental shares of 415,000, 504,000, and 448,000 for 2012, 2011, and 2010, respectively, were excluded from the computation of the diluted earnings per common shares due to their anti-dilutive effect. Potentially dilutive securities representing approximately 80,000, 103,000, and 93,000 shares of common stock for 2012, 2011, and 2010, respectively, were also excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

16. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $2.2 million and $1.6 million at December 31, 2012 and 2011, respectively. Total rent expense under these lease agreements was $17.7 million, $18.2 million, and $17.1 million for 2012, 2011, and 2010, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2012:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2013	$14,224
2014	10,069
2015	6,985
2016	5,658
2017	3,843
Thereafter	945

California Earthquake Authority (“CEA”)
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2012, the most recent date at which information was available, was approximately $52.2 million. There was no assessment made in 2012.
Regulatory Matters
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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the administrative law judge’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, and the California Insurance Commissioner filed a demurrer to the Company's petition. Following a hearing, the trial court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. The Company has appealed the trial court’s decision and on January 3, 2013, filed a petition to stay the administrative proceeding pending a determination of its appeal. The Court of Appeal did not stay the adminstrative proceeding but has allowed the appeal to continue. The Company has filed its opening appellate brief, and the court granted the Company's request for an expedited appeal. On January 15, 2013, the administrative law judge heard various pending motions that had originally been filed by the Company in June 2011. The administrative law judge has not yet ruled on the motions.
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

The Company is also involved in proceedings relating to assessments and rulings made by the FTB. See Note 9.

17. Risks and Uncertainties
Many businesses are experiencing a slow recovery from the severe economic recession, and economic uncertainty is expected to continue in 2013 due in large part to continuing political disagreements in Washington that may cause businesses and consumers to hold back spending. Further, the sovereign debt crisis in Europe continues to lead to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of current global economic conditions and their impact on the United States, and California, where the majority of the Company’s business is produced. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

18. Quarterly Financial Information (Unaudited)
Summarized quarterly financial data for 2012 and 2011 are as follows:

	Quarter Ended
	March 31	June 30		September 30		December 31
	(Amounts in thousands, except per share data)
2012
Net premiums earned	$635,812	$637,247		$646,084		$655,777
Change in fair value of investments pursuant to the fair value option	$49,343	$(24,788)		$44,783		$(23,829)
Income (loss) before income taxes	$101,994	$(18,853)		$91,330		$(39,161)
Net income (loss)	$73,356	$(5,264)		$66,201		$(17,382)
Basic earnings per share	$1.34	$(0.10)		$1.21		$(0.32)
Diluted earnings per share	$1.34	$(0.10)	(1)	$1.21		$(0.32)	(1)
Dividends paid per share	$0.61	$0.61		$0.61		$0.6125
2011
Net premiums earned	$638,487	$642,331		$643,626		$641,613
Change in fair value of investments pursuant to the fair value option	$20,904	$20,597		$(64,312)		$54,100
Income (loss) before income taxes	$76,911	$75,613		$(18,118)		$110,693
Net income (loss)	$58,226	$57,251		$(3,782)		$79,469
Basic earnings per share	$1.06	$1.04		$(0.07)		$1.45
Diluted earnings per share	$1.06	$1.04		$(0.07)	(1)	$1.45
Dividends paid per share	$0.60	$0.60		$0.60		$0.61
 __________

(1)	The dilutive impact of incremental shares is excluded from loss position in accordance with GAAP.

Net income during 2012 was primarily affected by slightly higher net premiums earned and lower operating expenses, offset by unfavorable development on loss reserves, catastrophe related losses, and higher loss frequency and severity on the California private passenger automobile line of business. The decrease in operating expenses in 2012 was primarily due to ongoing cost reduction efforts and lower profitability related expenses. The unfavorable development of loss reserves is largely the result of re-estimates of California BI losses . The primary causes of the net loss during the second quarter of 2012 were driven by unfavorable development on loss reserves, catastrophic losses in the Midwest region, and declines in the fair value of the Company’s equity securities due to the overall decline in the equity markets. The net loss during the fourth quarter of 2012 was primarily due to increased losses resulting from catastrophe losses from Hurricane Sandy, high seasonal frequency in California, and declines in the fair value of the Company’s municipal and equity securities due to the overall decline in the municipal and equity markets.

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

19. Subsequent Events

During January 2013, the Company announced a net workforce reduction of approximately 135 employees, representing less than 3% of the total workforce, resulting from the consolidation of its claims and underwriting operations located outside of California into hub locations in Florida, New Jersey, and Texas. Approximately $8 million to $13 million (pre-tax) of office closure costs and severance related expense will be recognized during the first quarter of 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2012 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2012 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2012 are contained herein as listed in the Index to Consolidated Financial Statements on page 51.
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
3. Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	First Amendment to Amended and Restated Bylaws of the Company.
3.4(4)	Second Amendment to Amended and Restated Bylaws of the Company.
4.1(5)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.
10.1(1)	Form of Agency Contract.
10.2(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
10.3(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
10.4(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
10.5(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
10.6(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
10.7(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.
10.8(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.
10.9(10)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.
10.10(11)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.
10.11(11)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.
10.12(12)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.
10.13(12)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.
10.14(13)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.
10.15(14)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.
10.16(13)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.
10.17(15)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.
10.18(15)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.
10.19(16)*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.
10.20(16)*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.
10.21(17)*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.
10.22(18)
Management agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.

10.23(18)	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.
10.24(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.
10.25(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.
10.26(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.
10.27(18)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.
10.28(10)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.
10.29(14)	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.
10.30(15)	Director Compensation Arrangements.
10.31(19)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.
10.32(20)*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.
10.33(21)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.34(22)*	Restricted Stock Agreement (Time Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.35(23)*	Restricted Stock Agreement (Performance Vesting) under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.36(24)*	Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.37(25)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.38(15)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.39(26)	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.40(27)*	Mercury General Corporation Annual Incentive Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101**
The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 11, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnishedctronically herewith: (i) the Consolidated Balance Sheets; (ii) The Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholers’ Equity; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.

(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.

(3)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.

(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.

(5)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.

(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.

(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.

(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.

(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.

(14)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

(15)	This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

(16)	This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.

(17)	This document was filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.

(18)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

(19)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008, and is incorporated herein by this reference.

(20)	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.

(21)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.

(22)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by this reference.

(23)	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended March 31, 2010, and is incorporated herein by this reference.

(24)	This document was filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.

(25)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2008, and is incorporated herein by this reference.

(26)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.

(27)	This document was filed as an exhibit to Registrant's Form 8-K filed with the Securities Exchange Commission on May 2, 2011, and is incorporated herein by this reference.

*	Denotes management contract or compensatory plan or arrangement.

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
February 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 11, 2013

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2013

/S/ THEODORE R. STALICK Theodore R. Stalick	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2013

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 11, 2013

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 11, 2013

/S/ Christopher Graves Christopher Graves	Director	February 11, 2013

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 11, 2013

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 11, 2013

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 11, 2013

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Under date of February 11, 2013, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the Annual Report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Los Angeles, California
February 11, 2013

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2012

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,999	$14,204	$14,204
Municipal securities	2,040,537	2,165,095	2,165,095
Mortgage-backed securities	27,786	30,703	30,703
Corporate securities	151,019	155,551	155,551
Collateralized debt obligations	37,562	42,801	42,801
Total fixed maturity securities	2,270,903	2,408,354	2,408,354
Equity securities:
Common stock:
Public utilities	82,474	85,106	85,106
Banks, trust and insurance companies	19,701	22,166	22,166
Energy and other	352,889	346,809	346,809
Non-redeemable preferred stock	10,895	11,701	11,701
Partnership interest in a private credit fund	10,000	11,306	11,306
Total equity securities	475,959	477,088	477,088
Short-term investments	294,607	294,653	294,653
Total investments	$3,041,469	$3,180,095	$3,180,095

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2011

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$14,097	$14,298	$14,298
Municipal securities	2,186,259	2,271,275	2,271,275
Mortgage-backed securities	33,008	37,371	37,371
Corporate securities	73,009	75,142	75,142
Collateralized debt obligations	39,247	47,503	47,503
Total fixed maturity securities	2,345,620	2,445,589	2,445,589
Equity securities:
Common stock:
Public utilities	22,969	26,342	26,342
Banks, trust and insurance companies	17,495	16,027	16,027
Energy and other	326,135	316,592	316,592
Non-redeemable preferred stock	11,818	11,419	11,419
Partnership interest in a private credit fund	10,000	10,008	10,008
Total equity securities	388,417	380,388	380,388
Short-term investments	236,433	236,444	236,444
Total investments	$2,970,470	$3,062,421	$3,062,421

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2012	2011
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $31,178; $24,885)	$27,127	$20,282
Short-term investments (cost $47,174; $26,817)	47,174	26,817
Investment in subsidiaries	1,760,760	1,787,047
Total investments	1,835,061	1,834,146
Cash	10,199	29,219
Accrued investment income	4	17
Amounts receivable from affiliates	200	200
Current income taxes	6,333	22
Deferred income taxes	729	1,654
Income tax receivable from affiliates	6,182	12,833
Total assets	$1,858,708	$1,878,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$47	$48
Amounts payable to affiliates	95	0
Income tax payable to affiliates	16,069	20,288
Other liabilities	0	272
Total liabilities	16,211	20,608
Shareholders’ equity:
Common stock	79,380	76,634
Additional paid in capital	0	538
Retained earnings	1,763,117	1,780,311
Total shareholders’ equity	1,842,497	1,857,483
Total liabilities and shareholders’ equity	$1,858,708	$1,878,091

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Revenues:
Net investment income	$1,114	$1,411	$951
Net realized investment gains (losses)	697	(1,866)	1,420
Total revenues	1,811	(455)	2,371
Expenses:
Other operating expenses	1,688	2,267	12,945
Interest	0	1,341	2,180
Total expenses	1,688	3,608	15,125
Income (loss) before income taxes and equity in net income of subsidiaries	123	(4,063)	(12,754)
Income tax expense (benefit)	1,800	(684)	(3,507)
Loss before equity in net income of subsidiaries	(1,677)	(3,379)	(9,247)
Equity in net income of subsidiaries	118,588	194,543	161,445
Net income	$116,911	$191,164	$152,198

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Net income	$116,911	$191,164	$152,198
Other comprehensive income (loss), before tax:
Gains (losses) on hedging instrument	0	1,139	(220)
Other comprehensive income (loss), before tax	0	1,139	(220)
Income tax expense (benefit) related to gains (losses) on hedging instrument	0	399	(77)
Other comprehensive income (loss), net of tax:	0	740	(143)
Comprehensive income	$116,911	$191,904	$152,055

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(5,590)	$(312)	$(4,441)
Cash flows from investing activities:
Dividends from subsidiaries	145,000	270,000	128,000
Fixed maturity securities:
Calls or maturities	0	0	265
Equity securities:
Purchases	(14,102)	(50,056)	(836)
Sales	7,308	43,520	2,070
Calls	0	0	895
Net increase in short-term investments	(20,413)	(21,451)	(583)
Other, net	304	1,047	(110)
Net cash provided by investing activities	118,097	243,060	129,701
Cash flows from financing activities:
Dividends paid to shareholders	(134,105)	(132,142)	(129,863)
Excess tax benefit from exercise of stock options	86	56	132
Payment to retire senior notes	0	(125,000)	0
Proceeds from stock options exercised	2,492	1,951	733
Net cash used in financing activities	(131,527)	(255,135)	(128,998)
Net decrease in cash	(19,020)	(12,387)	(3,738)
Cash:
Beginning of year	29,219	41,606	45,344
End of year	$10,199	$29,219	$41,606
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$0	$1,932	$1,972
Income taxes paid (received)	$4,667	$(1,252)	$(8,755)

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
Dividends

Dividends of $145,000,000, $270,000,000, and $128,000,000 were received by the Company from its 100% owned subsidiaries in 2012, 2011, and 2010, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000 in each of 2012, 2011, and 2010.
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
Mercury County Mutual Insurance Company

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2012	2011	2010
	(Amounts in thousands)
Direct amounts	$2,578,715	$2,569,661	$2,569,942
Ceded to other companies	(5,066)	(4,134)	(4,468)
Assumed	1,271	530	1,211
Net amounts	$2,574,920	$2,566,057	$2,566,685

See accompanying Report of Independent Registered Public Accounting Firm