Form 10-Q
period 2013-03-31
MERCURY GENERAL CORP
filed 2013-05-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 26, 2013, the Registrant had issued and outstanding an aggregate of 54,926,877 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,386,204; $2,270,903)	$2,513,418	$2,408,354
Equity securities (cost $484,102; $475,959)	539,258	477,088
Short-term investments (cost $152,184; $294,607)	152,081	294,653
Total investments	3,204,757	3,180,095
Cash	185,042	158,183
Receivables:
Premiums	368,303	345,387
Accrued investment income	33,778	31,109
Other	16,306	17,756
Total receivables	418,387	394,252
Deferred policy acquisition costs	190,844	185,910
Fixed assets, net	158,284	161,940
Current income taxes	0	7,058
Goodwill	42,796	42,796
Other intangible assets, net	46,090	47,589
Other assets	25,966	11,863
Total assets	$4,272,166	$4,189,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,009,418	$1,036,123
Unearned premiums	948,373	920,429
Notes payable	140,000	140,000
Accounts payable and accrued expenses	113,090	96,220
Current income taxes	4,726	0
Deferred income taxes	12,755	445
Other liabilities	168,458	153,972
Total liabilities	2,396,820	2,347,189
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,922; 54,922	79,409	79,380
Retained earnings	1,795,937	1,763,117
Total shareholders’ equity	1,875,346	1,842,497
Total liabilities and shareholders’ equity	$4,272,166	$4,189,686
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net premiums earned	$662,595	$635,812
Net investment income	31,175	31,486
Net realized investment gains	44,050	52,663
Other	2,333	2,714
Total revenues	740,153	722,675
Expenses:
Losses and loss adjustment expenses	467,060	449,916
Policy acquisition costs	123,722	117,430
Other operating expenses	58,063	52,925
Interest	314	410
Total expenses	649,159	620,681
Income before income taxes	90,994	101,994
Income tax expense	24,533	28,638
Net income	$66,461	$73,356
Net income per share:
Basic	$1.21	$1.34
Diluted	$1.21	$1.34
Weighted average shares outstanding:
Basic	54,922	54,877
Diluted	54,935	54,908
Dividends paid per share	$0.6125	$0.61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$66,461	$73,356
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$66,461	$73,356
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,461	$73,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,817	9,516
Net realized investment gains	(44,050)	(52,663)
Bond amortization, net	2,735	1,545
Excess tax benefit from exercise of stock options	0	(32)
Increase in premiums receivables	(22,916)	(21,111)
Change in current and deferred income taxes	24,094	21,683
Increase in deferred policy acquisition costs	(4,934)	(3,962)
Decrease in unpaid losses and loss adjustment expenses	(26,705)	(30,893)
Increase in unearned premiums	27,944	22,555
Increase in accounts payable and accrued expenses	17,660	6,017
Share-based compensation	29	95
Change in other payables	(417)	3,548
Other, net	9,480	5,029
Net cash provided by operating activities	58,198	34,683
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(209,768)	(129,573)
Sales	9,568	35,816
Calls or maturities	81,541	73,292
Equity securities available-for-sale in nature:
Purchases	(168,328)	(40,344)
Sales	160,997	43,869
Calls	0	923
Changes in securities payable and receivable	(10,449)	275
Net decrease in short-term investments	142,368	9,056
Purchase of fixed assets	(4,501)	(4,152)
Sale of fixed assets	147	833
Other, net	727	1,004
Net cash provided by (used in) investing activities	2,302	(9,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(33,641)	(33,478)
Excess tax benefit from exercise of stock options	0	32
Proceeds from stock options exercised	0	1,072
Net cash used in financing activities	(33,641)	(32,374)
Net increase (decrease) in cash	26,859	(6,692)
Cash:
Beginning of the year	158,183	211,393
End of period	$185,042	$204,701
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$368	$539
Income taxes paid	$439	$6,954
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the Company). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein has been prepared without audit. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2013 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared with the instructions for interim reporting and do not contain certain information in the annual financial statements included in the Company's Annual Report on Form 10-K. Readers are urged to review the Company's Annual Report on Form 10-K for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
Earnings per Share
Potentially dilutive securities representing approximately 109,000 and 62,000 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $123.7 million and $117.4 million for the three months ended March 31, 2013 and 2012, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively.

2. Recently Issued Accounting Standards
In February 2013, the FASB issued a new standard which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income in their financial statements. Entities are required to include information about changes in accumulated other comprehensive income balances by component and additional information about significant items reclassified out of accumulated other comprehensive income in their interim reporting periods. The Company adopted the new standard which became effective for the interim period ended March 31, 2013. The adoption of the new standard did not have any impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Amounts in thousands)
Assets
Investments	$3,204,757	$3,180,095
Liabilities
Interest rate swap agreements	$0	$103
Equity contracts	$628	$175
Secured notes	$140,000	$140,000
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
Interest rate swap agreements
The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay at March 31, 2013 and December 31, 2012 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5.
Equity contracts
The fair value of equity contracts is based on quoted prices for identical instruments in active markets. For additional disclosures regarding methods and assumptions used in estimating fair values of equity contracts, see Note 5.
Secured notes payable
The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 5, is estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market.

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
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Fixed maturity securities	$(10,411)	$21,003
Equity securities	54,026	28,496
Short-term investments	(148)	(156)
Total	$43,467	$49,343
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
The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, less significantly, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2013.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $7.2 million and $4.3 million at March 31, 2013 and December 31, 2012, respectively, in commercial mortgage-backed securities.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,375	$0	$0	$16,375
Municipal securities	0	2,192,651	0	2,192,651
Mortgage-backed securities	0	31,177	0	31,177
Corporate securities	0	233,492	0	233,492
Collateralized debt obligations	0	0	39,723	39,723
Equity securities:
Common stock:
Public utilities	104,715	0	0	104,715
Banks, trusts and insurance companies	24,461	0	0	24,461
Energy and other	386,610	0	0	386,610
Non-redeemable preferred stock	0	11,880	0	11,880
Partnership interest in a private credit fund	0	0	11,592	11,592
Short-term bonds	0	39,128	0	39,128
Money market instruments	112,953	0	0	112,953
Total assets at fair value	$645,114	$2,508,328	$51,315	$3,204,757
Liabilities
Equity contracts	$628	$0	$0	$628
Total liabilities at fair value	$628	$0	$0	$628

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,204	$0	$0	$14,204
Municipal securities	0	2,165,095	0	2,165,095
Mortgage-backed securities	0	30,703	0	30,703
Corporate securities	0	155,551	0	155,551
Collateralized debt obligations	0	0	42,801	42,801
Equity securities:
Common stock:
Public utilities	85,106	0	0	85,106
Banks, trusts and insurance companies	22,166	0	0	22,166
Energy and other	346,809	0	0	346,809
Non-redeemable preferred stock	0	11,701	0	11,701
Partnership interest in a private credit fund	0	0	11,306	11,306
Short-term bonds	0	24,530	0	24,530
Money market instruments	270,123	0	0	270,123
Total assets at fair value	$738,408	$2,387,580	$54,107	$3,180,095
Liabilities
Equity contracts	$175	$0	$0	$175
Interest rate swap agreements	0	103	0	103
Total liabilities at fair value	$175	$103	$0	$278

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended March 31,
	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$42,801	$11,306	$47,503	$10,008
Realized gains included in earnings	1,108	286	5,480	502
Sales	(4,186)	0	0	0
Ending Balance	$39,723	$11,592	$52,983	$10,510
The amount of total gains for the period included in earnings attributable to assets still held at March 31	$1,625	$286	$5,480	$502
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2013 and 2012.
At March 31, 2013, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on the $18 million bank loan for a fixed rate of 4.25% that matured on March 1, 2013. On October 4, 2011, the Company refinanced its Bank of America $18 million LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related swap became ineffective and was no longer designated as a hedge. Changes in the fair value were adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was $0 and $103,000 as of March 31, 2013 and December 31, 2012, respectively.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	March 31, 2013	December 31, 2012
	(Amount in thousands)
Non-hedging derivatives
Interest rate swap agreements - Other liabilities	$0	$(103)
Equity contracts - Other liabilities	(628)	(175)
Total derivatives	$(628)	$(278)

	Gain Recognized in Income
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(Amounts in thousands)
Interest rate swap agreements - Other revenue	$103	$124
Equity contracts - Net realized investment gains	218	1,217
Total	$321	$1,341
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of March 31, 2013 and December 31, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of March 31, 2013:
Customer relationships	$51,755	$(20,812)	$30,943	11
Trade names	15,400	(2,727)	12,673	24
Technology	4,300	(1,827)	2,473	10
Favorable leases	1,725	(1,724)	1	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(27,640)	$46,090

As of December 31, 2012:
Customer relationships	$51,755	$(19,585)	$32,170	11
Trade names	15,400	(2,567)	12,833	24
Technology	4,300	(1,720)	2,580	10
Favorable leases	1,725	(1,719)	6	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(26,141)	$47,589
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for both the three months ended March 31, 2013 and 2012. The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2013:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
Remainder of 2013	$4,487
2014	5,980
2015	5,980
2016	5,980
2017	5,253
Thereafter	18,410
Total	$46,090
8. Share-Based Compensation
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
Under its 2005 Incentive Award Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2013	2012	2011
Three-year performance period ending December 31,	2015	2014	2013
Vesting shares, target	84,500	89,000	80,000
Vesting shares, maximum	190,125	200,250	120,000
The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s cumulative underwriting income, and with respect to the 2012 and 2013 grants, target level of growth in net premiums written, during such three-year period achieves the threshold performance levels established by the Compensation Committee of the Company's Board of Directors.
The fair value of each restricted share grant was determined based on the market price on the grant date. Compensation cost has been recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For the 2012 and 2011 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed.
9. Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return once a “more-likely-than-not” threshold has been met. For a tax position that meets the recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement is recognized in the financial statements.
There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2013. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At March 31, 2013, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Contingencies
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in states outside of California; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (“Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that provide the Company with advantages over its competitors. The Company views its agent relationships and its underwriting and claims handling processes as its primary competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.
The direct premiums written during the three months ended March 31, 2013 and 2012 by state and line of business were:
Three Months Ended March 31, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$447,767	$62,000	$12,345	$17,367	$539,479	78.0%
Florida (1)	38,644	0	3,970	1,627	44,241	6.4%
Other states (2)	76,138	15,448	6,044	10,268	107,898	15.6%
Total	$562,549	$77,448	$22,359	$29,262	$691,618	100.0%
	81.4%	11.2%	3.2%	4.2%	100.0%
Three Months Ended March 31, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$421,209	$56,736	$9,743	$14,930	$502,618	76.3%
Florida (1)	41,717	(107)	3,524	2,028	47,162	7.1%
Other states (2)	80,953	12,473	3,923	11,978	109,327	16.6%
Total	$543,879	$69,102	$17,190	$28,936	$659,107	100.0%
	82.5%	10.5%	2.6%	4.4%	100.0%

(1) The Company has ceased writing homeowners policies in Florida.
(2) No individual state accounts for more than 5% of total direct premiums written.

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

State	Exam Type	Period Under Review	Status
AZ	Market Conduct	Jan 2012 to Dec 2012	Field work started in February 2013.
During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company and none of the findings reported to date is expected to be material to the Company’s financial position.
On October 26, 2012, the Company implemented a rate increase of approximately 4% on California private passenger automobile policies following approval by the California DOI. The rate increase has not had a significant impact on the number of new and renewal policies written. In October 2012, the Company filed for a 6.9% rate increase in its California Automobile Insurance Company ("CAIC") subsidiary's private passenger automobile line of business. In addition, the Company filed for a 6% rate increase in its Mercury Insurance Company ("MIC") subsidiary's private passenger automobile line of business in February 2013. The Company must obtain approval from the California DOI before implementing these new rates.
In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. After initially rejecting the administrative law judge's proposed decision and referring the matter back to the administrative law judge to gather more evidence, the California Insurance Commissioner recently accepted the administrative law judge's rate reduction recommendation. The Company does not agree with the proposed rate decrease and believes that recent homeowners loss trends support an increase. The Company filed a complaint in Los Angeles Superior Court seeking review of the administrative law judge's decision and requested a stay of implementation of the rate order. A hearing on the Company's request for the stay in implementation of the rate order is scheduled for May 5, 2013.
In January 2013, the California DOI approved an auto body repair regulation intended to strengthen consumer protection. This regulation requires insurers to settle automobile insurance claims using repair standards described by the regulation and not by the insurers' own standards. The new ruling became effective in March 2013. The full extent of the impact is currently unknown, but it is likely to increase the cost of parts for automobile repairs.
In April 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to MIC, Mercury Casualty Company (“MCC”), and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI in February 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved informally with the California DOI. However, no assurance can be given that efforts to resolve the 2010 NNC informally will be successful.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the administrative law judge’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, and the California Insurance Commissioner filed a demurrer to the Company's petition. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Company appealed the Superior Court’s decision. Following a hearing on April 23, 2013, the Court of Appeals affirmed the Superior Court's decision. On January 15, 2013, the administrative law judge heard various pending motions that had originally been filed by the Company in June 2011. The administrative law judge granted certain portions of the California DOI's motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company's motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. An evidentiary hearing on the notice of noncompliance portion of the 2004 NNC commenced April 15, 2013 and is scheduled for approximately five weeks.
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
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

Both at March 31, 2013 and December 31, 2012, the Company recorded its point estimate of $1.0 billion in losses and loss adjustment expenses liabilities which include $408.5 million and $408.9 million, respectively, of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2013 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2013, the Company reported favorable development of approximately $3 million on the 2012 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2012 totaled approximately $1.0 billion. The favorable development in 2013 came largely from the Company's operations in Florida and New Jersey.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 98% of the fair value of the financial instruments held at March 31, 2013 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
The Company may hold or acquire financial instruments that lack observable market prices or market parameters currently or in future periods because they are less actively traded. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted.
Income Taxes
At March 31, 2013, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax and other tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flow from operations and believes that its cash flow needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses generated during future periods. By prudent utilization of some or all of these strategies, management believes that it has the ability and intent to generate capital gains and minimize tax losses in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.
The Company’s effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2013 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2013 was 27.0%, compared to 28.1% for the same period in 2012. This small decrease in the effective tax rate was not attributable to any one material factor. The Company’s effective tax rate for the three months ended March 31, 2013 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the three months.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds the implied fair value as of March 31, 2013.
Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the condensed notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
Revenue
Net premiums written and net premiums earned for the three months ended March 31, 2013 increased 4.9% and 4.2%, respectively, from the corresponding period in 2012. The increase in net premiums written was primarily due to an increase in the number of policies-in-force and higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies.
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

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Net premiums written	$690,504	$658,287
Change in net unearned premium	(27,909)	(22,475)
Net premiums earned	$662,595	$635,812
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
Loss ratio	70.5%	70.8%
Expense ratio	27.4%	26.8%
Combined ratio	97.9%	97.6%
During January 2013, the Company announced a net workforce reduction of approximately 135 employees, representing less than 3% of the total workforce, resulting from the consolidation of its claims and underwriting operations located outside of California into hub locations in Florida, New Jersey, and Texas. Approximately $10 million of pre-tax office closure costs and severance related expense was recognized during the first quarter of 2013. The charges added 0.5 point to the expense ratio and 1.0 point to the loss adjustment expense portion of the loss ratio. The Company expects future savings of approximately $12 million per year as a result of the workforce reduction and operational consolidation.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned and did not materially change for the three months ended March 31, 2013 compared to the same period in 2012. Many factors affect the loss ratio including average premiums earned per policy, claims handling, changes in loss frequency and severity, and development from prior periods.
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

Income tax expenses were $24.5 million and $28.6 million for the three month periods ended March 31, 2013 and 2012, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2012.
Investments
The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,046,982	$2,984,903
Net investment income(2)
Before income taxes	$31,175	$31,486
After income taxes	$27,271	$28,037
Average annual yield on investments(2)
Before income taxes	4.1%	4.2%
After income taxes	3.6%	3.8%
Net realized investment gains	$44,050	$52,663

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments, purchased when market interest rates were higher, with lower yielding investments purchased during the current low interest rate environment.

Included in net income are net realized investment gains of $44.1 million and $52.7 million for the three months ended March 31, 2013 and 2012, respectively. Net realized investment gains include gains of $43.5 million and $49.3 million for the three months ended March 31, 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. The net gains for the three months ended March 31, 2013 arose primarily from an increase of $54.0 million in the market value of the Company’s equity securities offset by a decrease of $10.4 million in the market value of the Company's fixed maturity securities. The Company’s municipal bond holdings represent the majority of its fixed maturity portfolio, which was negatively affected by the overall municipal bond market decline during the three months ended March 31, 2013. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended March 31, 2013.
Net Income
Net income was $66.5 million, or $1.21 per diluted share, and $73.4 million, or $1.34 per diluted share, in the three months ended March 31, 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 54.9 million shares in each of the three months ended March 31, 2013 and 2012. Basic per share results were $1.21 and $1.34 in the three months ended March 31, 2013 and 2012, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.52 and $0.62 per share (basic and diluted) in the three months ended March 31, 2013 and 2012, respectively.
LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for over twenty consecutive years. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities because of the long track record of generating positive operating cash flows. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $337.1 million at March 31, 2013, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the three months ended March 31, 2013 was $58.2 million, an increase of $23.5 million compared to the corresponding period in 2012. The increase was primarily due to increased premiums collected, reduced operating expenses and income taxes paid, offset by an increase in paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at March 31, 2013 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$115,077
Due after one year through two years	68,835
Due after two years through three years	89,830
Due after three years through four years	80,858
Due after four years through five years	92,463
Total due within five years	$447,063
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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2013:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,180	$16,375
Municipal securities	2,079,136	2,192,651
Mortgage-backed securities	28,608	31,177
Corporate securities	229,406	233,492
Collateralized debt obligations	32,874	39,723
	2,386,204	2,513,418
Equity securities:
Common stock:
Public utilities	94,345	104,715
Banks, trusts and insurance companies	19,339	24,461
Energy and other	349,523	386,610
Non-redeemable preferred stock	10,895	11,880
Partnership interest in a private credit fund	10,000	11,592
	484,102	539,258
Short-term investments	152,184	152,081
Total investments	$3,022,490	$3,204,757

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At March 31, 2013, 67.8% of the Company’s total investment portfolio at fair value and 86.4% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At March 31, 2013, 74.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the three months ended March 31, 2013, the Company recognized $44.1 million in net realized investment gains, which included gains of $54.8 million related to equity securities and losses of $10.9 million related to fixed maturity securities. Included in the gains and losses were $54.0 million in gains due to changes in the fair value of the Company’s equity security portfolio and $10.4 million in losses due to changes in the fair value of the Company's fixed maturity security portfolio as a result of applying the fair value option.
During the three months ended March 31, 2012, the Company recognized $52.7 million in net realized investment gains, which included gains of $30.5 million related to equity securities and $21.1 million related to fixed maturity securities. Included in the gains were $28.5 million in gains due to changes in the fair value of the Company's equity security portfolio and $21.0 million in gains due to changes in the fair value of the Company's fixed maturity security portfolio, as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.2 years and 12.2 years (11.7 years and 11.0 years including short-term instruments) at March 31, 2013 and December 31, 2012, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 4.3 years and 3.7 years (4.1 years and 3.3 years including short-term instruments) at March 31, 2013 and December 31, 2012, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.5 years and 3.1 years (3.3 years and 2.8 years including short-term instruments) at March 31, 2013 and December 31, 2012, respectively, including collateralized mortgage obligations with a modified duration of 3.1 years and 3.2 years at March 31, 2013 and December 31, 2012, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2012. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At March 31, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $54.1 million, respectively, at fair value, and represented 1.6% and 2.2%, respectively, of total fixed maturity securities. At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $47.4 million, respectively, at fair value, and represented 1.7% and 2.0%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2013 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2013, with 90.6% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.5% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 6.9% in credit downgrades. The majority of the downgrades were slight and still within the investment grade portfolio.

	March 31, 2013
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$3,401	$0	$0	$0	$0	$3,401
Government agency	12,974	0	0	0	0	12,974
Total	16,375	0	0	0	0	16,375
	100.0%					100.0%
Municipal securities:
Insured	18,471	364,123	592,874	72,866	20,090	1,068,424
Uninsured	253,033	327,949	376,683	157,543	9,019	1,124,227
Total	271,504	692,072	969,557	230,409	29,109	2,192,651
	12.4%	31.6%	44.2%	10.5%	1.3%	100.0%
Mortgage-backed securities:
Commercial	0	0	4,293	2,952	0	7,245
Agencies	10,197	0	0	0	0	10,197
Non-agencies:
Prime	181	1,857	677	536	2,625	5,876
Alt-A	0	1,237	297	0	6,325	7,859
Total	10,378	3,094	5,267	3,488	8,950	31,177
	33.3%	9.9%	16.9%	11.2%	28.7%	100.0%
Corporate securities:
Communications	0	0	11,700	0	0	11,700
Consumer-cyclical	0	0	8,907	0	1,159	10,066
Consumer-non-cyclical	0	0	0	4,960	0	4,960
Industrial	0	0	0	7,403	1,753	9,156
Energy	0	0	3,890	66,028	6,983	76,901
Basic materials	0	0	0	4,501	0	4,501
Financial	0	27,776	33,290	33,312	7,876	102,254
Technology	0	0	0	9,023	0	9,023
Utilities	0	0	2,140	2,791	0	4,931
Total	0	27,776	59,927	128,018	17,771	233,492
	0.0%	11.9%	25.7%	54.8%	7.6%	100.0%
Collateralized debt obligations:
Corporate-hybrid	0	0	0	0	39,723	39,723
Total	0	0	0	0	39,723	39,723
					100.0%	100.0%
Total	$298,257	$722,942	$1,034,751	$361,915	$95,553	$2,513,418
	11.9%	28.8%	41.1%	14.4%	3.8%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At March 31, 2013, the Company had $26.6 million, 1.1% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-

free rate. In addition, since the downgrade, market participants have continued to invest in U.S. Treasury securities and the current yields on U.S. Treasury securities are lower than before the downgrade.

(1) Municipal Securities
The Company had $2.2 billion at fair value ($2.1 billion at amortized cost) in municipal bonds at March 31, 2013, of which $1.1 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2013.
At March 31, 2013, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 14% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A+, with an underlying rating of A. 8.0% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $7.9 million and $8.2 million ($7.1 million and $7.3 million at amortized cost) of Alt-A mortgages at March 31, 2013 and December 31, 2012, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $7.2 million and $4.3 million ($7.2 million and $4.2 million at amortized cost) in commercial mortgage-backed securities at March 31, 2013 and December 31, 2012, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage-backed securities portfolio was A- at March 31, 2013.
(3) Corporate Securities
Included in fixed maturity securities are $233.5 million and $155.6 million of corporate securities, which had durations of 2.5 and 1.8 years, at March 31, 2013 and December 31, 2012, respectively. The weighted-average rating was BBB+ as of March 31, 2013 and December 31, 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $39.7 million and $42.8 million, which represent 1.2% and 1.3% of the total investment portfolio and had durations of 0.3 years and 0.5 years, at March 31, 2013 and December 31, 2012, respectively.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2013 were $54.0 million. The primary cause of the increase in the value of the Company's equity securities was the overall improvement in the equity markets during the first quarter of 2013.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2013, 16.8% of the total investment portfolio at fair value was held in equity securities, compared to 15.0% at December 31, 2012.
C. Debt
Effective August 4, 2011, the Company extended the maturity date of its $120 million Bank of America credit facility from January 1, 2012 to January 2, 2015 with interest payable at a floating rate of LIBOR rate plus 40 basis points.

On October 4, 2011, the Company refinanced its $18 million Bank of America LIBOR plus 50 basis points loan that was scheduled to mature on March 1, 2013 with a $20 million Union Bank LIBOR plus 40 basis points loan that matures on January 2, 2015.
The $120 million credit facility and $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at March 31, 2013.

D. Regulatory Capital Requirement
Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.51 billion at March 31, 2013, and net premiums written for the twelve months ended on that date of $2.7 billion, the ratio of premium written to surplus was 1.8 to 1.

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
Credit risk
Credit risk arises due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2013, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2012. Historically, the ten-year default rate for municipal bonds rated AA by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 87.2% of its fixed maturity portfolio at March 31, 2013, at fair value, are broadly diversified geographically. 99.1% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2013:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$333,430	AA-
California	298,548	A+
Florida	171,213	A+
Illinois	139,576	A+
Indiana	126,522	A+
Other states	1,123,362	A+
Total	$2,192,651
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
Taxable fixed maturity securities represented 13.6% of the Company’s fixed maturity portfolio. 7.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at March 31, 2013. 6.7% of the Company’s taxable fixed maturity securities, representing 0.9% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At March 31, 2013, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $515.8 million in common stocks, $11.9 million in non-redeemable preferred stocks, and $11.6 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 16.1% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.04 at March 31, 2013. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $134.1 million or $268.2 million, respectively.
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
The value of the fixed maturity portfolio, which represented 78.4% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increased investment in municipal bonds with relatively longer duration in the first quarter of 2013 resulted in an increase in the duration of the Company’s portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.5 years at March 31, 2013 compared to 3.1 years at December 31, 2012. Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at March 31, 2013 would decrease by $89.3 million or $178.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also "Overview-C. Regulatory and Litigation Matters" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company's other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 have not changed in any material respect.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 1, 2013	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 1, 2013	By:	/s/ Theodore Stalick
Theodore Stalick
Vice President and Chief Financial Officer