Form 10-Q
period 2013-06-30
MERCURY GENERAL CORP
filed 2013-07-31
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 26, 2013, the Registrant had issued and outstanding an aggregate of 54,958,642 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,413,895; $2,270,903)	$2,482,052	$2,408,354
Equity securities (cost $492,573; $475,959)	528,725	477,088
Short-term investments (cost $165,783; $294,607)	165,520	294,653
Total investments	3,176,297	3,180,095
Cash	180,331	158,183
Receivables:
Premiums	356,061	345,387
Accrued investment income	33,783	31,109
Other	17,846	17,756
Total receivables	407,690	394,252
Deferred policy acquisition costs	189,599	185,910
Fixed assets, net	154,884	161,940
Current income taxes	0	7,058
Deferred income taxes	17,689	0
Goodwill	42,796	42,796
Other intangible assets, net	44,593	47,589
Other assets	17,941	11,863
Total assets	$4,231,820	$4,189,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,007,036	$1,036,123
Unearned premiums	938,112	920,429
Notes payable	140,000	140,000
Accounts payable and accrued expenses	116,561	96,220
Current income taxes	2,395	0
Deferred income taxes	0	445
Other liabilities	193,848	153,972
Total liabilities	2,397,952	2,347,189
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,959; 54,922	80,857	79,380
Retained earnings	1,753,011	1,763,117
Total shareholders’ equity	1,833,868	1,842,497
Total liabilities and shareholders’ equity	$4,231,820	$4,189,686
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues:
Net premiums earned	$675,787	$637,247
Net investment income	31,674	31,673
Net realized investment losses	(67,415)	(23,759)
Other	2,521	2,544
Total revenues	642,567	647,705
Expenses:
Losses and loss adjustment expenses	486,906	497,251
Policy acquisition costs	126,393	117,726
Other operating expenses	54,015	51,203
Interest	212	378
Total expenses	667,526	666,558
Loss before income taxes	(24,959)	(18,853)
Income tax benefit	(15,695)	(13,589)
Net loss	$(9,264)	$(5,264)
Net loss per share:
Basic	$(0.17)	$(0.10)
Diluted (1)	$(0.17)	$(0.10)
Weighted average shares outstanding:
Basic	54,941	54,895
Diluted (1)	54,941	54,895
Dividends paid per share	$0.6125	$0.61

(1) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles (“GAAP”).
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2013	2012
Net loss	$(9,264)	$(5,264)
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive loss	$(9,264)	$(5,264)
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Revenues:
Net premiums earned	$1,338,382	$1,273,059
Net investment income	62,849	63,159
Net realized investment (losses) gains	(23,365)	28,904
Other	4,854	5,258
Total revenues	1,382,720	1,370,380
Expenses:
Losses and loss adjustment expenses	953,966	947,167
Policy acquisition costs	250,115	235,156
Other operating expenses	112,078	104,128
Interest	526	788
Total expenses	1,316,685	1,287,239
Income before income taxes	66,035	83,141
Income tax expense	8,838	15,049
Net income	$57,197	$68,092
Net income per share:
Basic	$1.04	$1.24
Diluted	$1.04	$1.24
Weighted average shares outstanding:
Basic	54,931	54,886
Diluted	54,948	54,915
Dividends paid per share	$1.2250	$1.22
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$57,197	$68,092
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$57,197	$68,092
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,197	$68,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,919	18,700
Net realized investment losses (gains)	23,365	(28,904)
Bond amortization, net	5,714	3,981
Excess tax benefit from exercise of stock options	(252)	(116)
Increase in premiums receivables	(10,674)	(28,639)
Change in current and deferred income taxes	(8,429)	(13,878)
Increase in deferred policy acquisition costs	(3,689)	(7,685)
Decrease in unpaid losses and loss adjustment expenses	(29,087)	(6,958)
Increase in unearned premiums	17,683	39,014
Increase in accounts payable and accrued expenses	21,671	6,343
Share-based compensation	(100)	(85)
Changes in other payables	8,020	1,611
Other, net	(1,880)	(2,095)
Net cash provided by operating activities	96,458	49,381
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(430,984)	(260,626)
Sales	117,076	56,117
Calls or maturities	163,734	189,772
Equity securities available-for-sale in nature:
Purchases	(326,896)	(144,919)
Sales	322,250	75,024
Calls	0	923
Changes in securities payable and receivable	24,450	(3,348)
Net decrease in short-term investments	128,282	56,301
Purchase of fixed assets	(8,361)	(7,775)
Sale of fixed assets	453	1,393
Other, net	1,413	1,610
Net cash used in investing activities	(8,583)	(35,528)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(67,303)	(66,973)
Excess tax benefit from exercise of stock options	252	116
Proceeds from stock options exercised	1,324	2,098
Net cash used in financing activities	(65,727)	(64,759)
Net increase (decrease) in cash	22,148	(50,906)
Cash:
Beginning of the year	158,183	211,393
End of period	$180,331	$160,487
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$582	$927
Income taxes paid	$17,266	$28,927

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The condensed consolidated financial statements have been prepared in conformity with GAAP, which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2013 and the results of operations, comprehensive income (loss), and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information in the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Readers are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Earnings per Share
Potentially dilutive securities representing approximately 69,000 and 64,000 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and 87,000 and 63,000 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $126.4 million and $117.7 million for the three months ended June 30, 2013 and 2012, respectively, and $250.1 million and $235.2 million for the six months ended June 30, 2013 and 2012, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $11 million and $10 million for the six months ended June 30, 2013 and 2012, respectively.

2. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income in their financial statements. Entities are required to include information about changes in accumulated other comprehensive income balances by component and additional information about significant items reclassified out of accumulated other comprehensive income in their interim reporting periods. The Company adopted the new standard which became effective for the interim period ended March 31, 2013. The adoption of the new standard did not have any impact on the Company’s consolidated financial statements.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Amounts in thousands)
Assets
Investments	$3,176,297	$3,180,095
Liabilities
Interest rate swap agreements	$0	$103
Equity contracts	$331	$175
Secured notes	$140,000	$140,000
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
Interest rate swap agreements
The fair value of interest rate swap agreements reflects the estimated amounts that the Company would pay at June 30, 2013 and December 31, 2012 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values of interest rate swap agreements, see Note 5.
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
The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Fixed maturity securities	$(59,562)	$9,812	$(69,973)	$30,815
Equity securities	(19,003)	(33,972)	35,023	(5,476)
Short-term investments	(161)	(628)	(309)	(784)
Total	$(78,726)	$(24,788)	$(35,259)	$24,555
5. Fair Value Measurement
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are used to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure their fair value and the level of market price observability, as follows:

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
The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of June 30, 2013.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $12.4 million and $4.3 million at June 30, 2013 and December 31, 2012, respectively, in commercial mortgage-backed securities.
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
The Company’s financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment (losses) gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$15,965	$0	$0	$15,965
Municipal securities	0	2,143,070	0	2,143,070
Mortgage-backed securities	0	34,176	0	34,176
Corporate securities	0	249,849	0	249,849
Collateralized debt obligations	0	0	38,992	38,992
Equity securities:
Common stock:
Public utilities	107,942	0	0	107,942
Banks, trusts and insurance companies	23,603	0	0	23,603
Energy and other	358,411	0	0	358,411
Non-redeemable preferred stock	0	26,779	0	26,779
Partnership interest in a private credit fund	0	0	11,990	11,990
Short-term bonds	0	34,800	0	34,800
Money market instruments	130,720	0	0	130,720
Total assets at fair value	$636,641	$2,488,674	$50,982	$3,176,297
Liabilities
Equity contracts	$331	$0	$0	$331
Total liabilities at fair value	$331	$0	$0	$331

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,204	$0	$0	$14,204
Municipal securities	0	2,165,095	0	2,165,095
Mortgage-backed securities	0	30,703	0	30,703
Corporate securities	0	155,551	0	155,551
Collateralized debt obligations	0	0	42,801	42,801
Equity securities:
Common stock:
Public utilities	85,106	0	0	85,106
Banks, trusts and insurance companies	22,166	0	0	22,166
Energy and other	346,809	0	0	346,809
Non-redeemable preferred stock	0	11,701	0	11,701
Partnership interest in a private credit fund	0	0	11,306	11,306
Short-term bonds	0	24,530	0	24,530
Money market instruments	270,123	0	0	270,123
Total assets at fair value	$738,408	$2,387,580	$54,107	$3,180,095
Liabilities
Equity contracts	$175	$0	$0	$175
Interest rate swap agreements	0	103	0	103
Total liabilities at fair value	$175	$103	$0	$278

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended June 30,
	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$39,723	$11,592	$52,983	$10,510
Realized (losses) gains included in earnings	(731)	398	(1,658)	520
Purchase	0	0	25,000	0
Ending Balance	$38,992	$11,990	$76,325	$11,030
The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30	$(731)	$398	$(1,658)	$520

	Six Months Ended June 30,
	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$42,801	$11,306	$47,503	$10,008
Realized gains included in earnings	377	684	3,822	1,022
Purchase	0	0	25,000	0
Sales	(4,186)	0	0	0
Ending Balance	$38,992	$11,990	$76,325	$11,030
The amount of total gains for the period included in earnings attributable to assets still held at June 30	$894	$684	$3,822	$1,022
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2013 and 2012.
At June 30, 2013, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on a Bank of America $18 million LIBOR plus 50 basis points loan for a fixed rate of 4.25% that matured on March 1, 2013. On October 4, 2011, the Company refinanced the $18 million loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related swap became ineffective and was no longer designated as a hedge. Changes in the fair value were adjusted through the consolidated statement of operations in the period of change. The fair market value of the interest rate swap was $0 and $103,000 as of June 30, 2013 and December 31, 2012, respectively.

Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	2013	December 31, 2012
	(Amount in thousands)
Non-hedging derivatives
Interest rate swap agreements - Other liabilities	$0	$103
Equity contracts - Other liabilities	331	175
Total derivatives	$331	$278

	Gain Recognized in Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
	(Amounts in thousands)
Interest rate swap agreements - Other revenue	$0	$147	$103	$271
Equity contracts - Net realized investment (losses) gains	961	368	1,179	1,585
Total	$961	$515	$1,282	$1,856
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2013. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

Other Intangible Assets
The following table presents the components of other intangible assets as of June 30, 2013 and December 31, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of June 30, 2013:
Customer relationships	$51,755	$(22,039)	$29,716	11
Trade names	15,400	(2,888)	12,512	24
Technology	4,300	(1,935)	2,365	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(29,137)	$44,593

As of December 31, 2012:
Customer relationships	$51,755	$(19,585)	$32,170	11
Trade names	15,400	(2,567)	12,833	24
Technology	4,300	(1,720)	2,580	10
Favorable leases	1,725	(1,719)	6	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(26,141)	$47,589
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expenses were $1.5 million for each of the three months ended June 30, 2013 and 2012, and $3.0 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively. The following table presents the estimated future amortization expenses related to intangible assets as of June 30, 2013:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2013	$2,990
2014	5,980
2015	5,980
2016	5,980
2017	5,253
Thereafter	18,410
Total	$44,593
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
Under the Company's 2005 Incentive Award Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2013	2012	2011
Three-year performance period ending December 31,	2015	2014	2013
Vesting shares, target	84,500	89,000	80,000
Vesting shares, maximum	190,125	200,250	120,000

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company's Board of Directors. For 2011 grants, vesting will be based on the Company's cumulative underwriting income. For 2012 grants, vesting will be based on the Company's cumulative underwriting income and net premium written growth. For 2013 grants, vesting will be based on the Company's cumulative underwriting income, annual underwriting income, and net premiums written growth.
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
There were no material changes to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2013. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At June 30, 2013, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
11. Subsequent Event

On July 2, 2013, the Company entered into a $200 million five-year revolving credit facility with Bank of America and Union Bank of California. The interest rate on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. The credit facility expires on June 30, 2018. As of July 30, 2013, there have been no draws made against the credit facility.

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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (“Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.
The direct premiums written during the six months ended June 30, 2013 and 2012 by state and line of business were:
Six Months Ended June 30, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$868,887	$131,033	$25,566	$35,285	$1,060,771	78.1%
Florida (1)	70,546	0	9,259	3,491	83,296	6.1%
Other states (2)	143,553	35,104	13,065	22,485	214,207	15.8%
Total	$1,082,986	$166,137	$47,890	$61,261	$1,358,274	100.0%
	79.8%	12.2%	3.5%	4.5%	100.0%
Six Months Ended June 30, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$823,903	$124,759	$20,091	$31,529	$1,000,282	76.1%
Florida (1)	82,569	(174)	7,576	4,049	94,020	7.2%
Other states (2)	156,701	28,657	8,611	25,734	219,703	16.7%
Total	$1,063,173	$153,242	$36,278	$61,312	$1,314,005	100.0%
	80.9%	11.7%	2.7%	4.7%	100.0%

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

State	Exam Type	Period Under Review	Status
AZ	Market Conduct	Jan 2012 to Dec 2012	Fieldwork completed. Awaiting final report.
During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. After initially rejecting the administrative law judge's proposed decision and referring the matter back to the administrative law judge to gather more evidence, the California Insurance Commissioner recently accepted the administrative law judge's rate reduction recommendation. The Company does not agree with the proposed rate decrease and believes that recent homeowners loss trends support an increase. The Company filed a complaint in Los Angeles Superior Court seeking review of the administrative law judge's decision and requested a stay of implementation of the rate order. The Company's request for a stay on implementation of the rate order was denied, and the Company implemented the rate reduction in the second quarter of 2013. A hearing to review the administrative law judge's decision is scheduled for November 1, 2013.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the administrative law judge’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court (“Superior Court”) in April 2012, and the California Insurance Commissioner filed a demurrer to the Company's petition. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Company appealed the Superior Court’s decision. Following a hearing on April 23, 2013, the Court of Appeals affirmed the Superior Court's decision. On January 15, 2013, the administrative law judge heard various pending motions that had originally been filed by the Company in June 2011. The administrative law judge granted certain portions of the California DOI's motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company's motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The administrative law judge held an evidentiary hearing on the noncompliance portion of the 2004 NNC during April 2013. A mediation is expected to occur later in 2013. Should the mediation be unsuccessful, post-hearing and responsive briefs will be filed by the Company and California DOI.
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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
D. Critical Accounting Policies and Estimates
Reserves
Preparation of the Company’s consolidated financial statements requires management's judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.
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

Both at June 30, 2013 and December 31, 2012, the Company recorded its point estimate of $1.0 billion in losses and loss adjustment expenses liabilities which include $391.3 million and $408.9 million, respectively, of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2013, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2013, the Company reported favorable development of approximately $3 million on the 2012 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2012 totaled approximately $1.0 billion. The favorable development in 2013 came largely from the Company's operations in Florida and New Jersey.
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
Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, interest rate swap agreements, accounts payable, equity contracts, and secured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 98% of the fair value of financial instruments held at June 30, 2013 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
The Company may hold or acquire financial instruments that lack observable market prices or market parameters because they are less actively traded currently or in future periods. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted.
Income Taxes
At June 30, 2013, the Company’s deferred income taxes were in a net asset position materially due to deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax and other tax credit carryforwards. These deferred tax assets were substantially offset by deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, both of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings.
The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flow from operations and believes that its cash flow needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses generated during future periods. By prudent utilization of some or all of these strategies, management has the intent and believes that it has the ability to generate capital gains and minimize tax losses in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.
The Company’s effective income tax rate for the year could be different from the effective tax rate for the six months ended June 30, 2013 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2013 was 13.4%, compared to 18.1% for the same period in 2012. The decrease in the effective tax rate is mainly due to a decrease in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the six months ended June 30, 2013 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the six months.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds the implied fair value as of June 30, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012
Revenue
Net premiums written and net premiums earned for the three months ended June 30, 2013 increased 1.8% and 6.0%, respectively, from the corresponding period in 2012. The increase in net premiums written was primarily due to an increase in the number of policies in-force and higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies as well as rate increases taken in states outside of California.
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

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Net premiums written	$665,479	$653,633
Change in net unearned premium	10,308	(16,386)
Net premiums earned	$675,787	$637,247
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended June 30,
	2013	2012
Loss ratio	72.1%	78.0%
Expense ratio	26.7%	26.5%
Combined ratio (1)	98.7%	104.5%
(1) Combined ratio for the three months ended June 30, 2013 does not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. Loss ratio was affected by loss development of approximately $0 and $23 million of unfavorable development on prior accident years' losses and loss adjustment expense reserves for the three months ended June 30, 2013 and 2012, respectively. Excluding the effect of estimated prior period's loss development, the loss ratio was 72.1% and 74.4% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the loss ratio excluding the effect of prior accident years’ loss development is primarily due to higher average premiums earned per policy. The Company also recognized catastrophic losses of approximately $13 million as a result of tornadoes in Oklahoma and severe storms in the Midwest and the Southeast region for the three months ended June 30, 2013 . The Company recognized approximately $8 million of catastrophic losses for the three months ended June 30, 2012.
Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned and did not materially change for the three months ended June 30, 2013 compared to the same period in 2012.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax benefit was $15.7 million and $13.6 million for the three month periods ended June 30, 2013 and 2012, respectively. The increase resulted primarily from the larger net realized losses on the investment portfolio compared to the corresponding period in 2012.
Investments
The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,046,790	$2,996,602
Net investment income
Before income taxes	$31,674	$31,673
After income taxes	$27,787	$27,990
Average annual yield on investments
Before income taxes	4.2%	4.2%
After income taxes	3.7%	3.7%
Net realized investment losses	$(67,415)	$(23,759)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

Included in net loss are net realized investment losses of $67.4 million and $23.8 million for the three months ended June 30, 2013 and 2012, respectively. Net realized investment losses include losses of $78.7 million and $24.8 million for the three months ended June 30, 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. Net losses for the three months ended June 30, 2013 arose primarily from $59.6 million and $19.0 million market value decreases in the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were adversely affected by the increase in market interest rates during the three months ended June 30, 2013. The primary cause of the decreases in the value of the Company's equity securities was the overall decline in the equity markets during the three months ended June 30, 2013. The net losses for the three months ended June 30, 2012 arose primarily from a $34.0 million market value decrease in the Company’s equity securities offset by a $9.8 million market value increase in its fixed maturity securities. The Company’s municipal bond holdings represent the majority of its fixed maturity portfolio, which were positively affected by improvements in the overall municipal bond market during the three months ended June 30, 2012. The primary cause of the losses in the value of the Company’s equity securities was the overall decline in the equity markets during the three months ended June 30, 2012.
Net Loss
Net loss was $9.3 million, or $0.17 per share (basic and diluted), and $5.3 million, or $0.10 per share (basic and diluted), in the three months ended June 30, 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 54.9 million shares in each of the three months ended June 30, 2013 and 2012. Included in net loss per share were net realized investment losses, net of income taxes, of $0.80 and $0.28 per share (basic and diluted) in the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
Revenue
Net premiums written and net premiums earned for the six months ended June 30, 2013 increased 3.4% and 5.1%, respectively, from the corresponding period in 2012. The increase in net premiums written was primarily due to an increase in the number of policies in-force and higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies as well as rate increases taken in states outside of California.
The following is a reconciliation of total net premiums written to net premiums earned:

	Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Net premiums written	$1,355,983	$1,311,920
Change in net unearned premium	(17,601)	(38,861)
Net premiums earned	$1,338,382	$1,273,059
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Six Months Ended June 30,
	2013	2012
Loss ratio	71.3%	74.4%
Expense ratio	27.1%	26.7%
Combined ratio(1)	98.3%	101.1%
(1) Combined ratio for the six months ended June 30, 2013 does not sum due to rounding.
The loss ratio was affected by favorable development of approximately $3 million and unfavorable development of approximately $29 million on prior accident years’ losses and loss adjustment expenses reserves for the six months ended June 30, 2013 and 2012, respectively. The favorable development in 2013 is primarily from non-California states. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The Company also recognized approximately $14 million of pre-tax catastrophic losses for the six months ended June 30, 2013 as a result of tornadoes in Oklahoma and severe storms in the Midwest and the Southeast region. The Company recognized approximately $8 million of catastrophic losses for the six months ended June 30, 2012.
The increase in the expense ratio for the six months ended June 30, 2013 was mainly due to the consolidation of claims and underwriting operations located outside of California into hub locations, which caused approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013.
Income tax expense was $8.8 and $15.0 million for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2012.
Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,050,372	$2,992,590
Net investment income(2)
Before income taxes	$62,850	$63,159
After income taxes	$55,058	$56,028
Average annual yield on investments(2)
Before income taxes	4.1%	4.2%
After income taxes	3.6%	3.7%
Net realized investment (losses) gains	$(23,365)	$28,904

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

Included in net income are net realized investment losses of $23.4 million and gains of $28.9 million for the six months ended June 30, 2013 and 2012, respectively. Net realized investment (losses) gains include losses of $35.3 million and gains of $24.6 million for the six months ended June 30, 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. The net losses for the six months ended June 30, 2013 arose primarily from a $70.0 million market value decrease in the Company’s fixed maturity securities and offset by a $35.0 million market value increase in its equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which were adversely affected by the increase in interest rates during the six months ended June 30, 2013. The primary cause of the increase in the value of the Company’s equity securities was the improvement in the equity markets in the first quarter of 2013. The net gains for the six months ended June 30, 2012 arose primarily from a $30.8 million market value increase in the Company's fixed maturity securities offset by a $5.5 million market value decrease in its equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which were positively affected by the overall improvements in the municipal bond market during the six months ended June 30, 2012. The primary cause of the losses in the value of the Company’s equity securities was the decline in the market value of the Company's large holdings of energy related stocks in the second quarter of 2012.
Net Income
Net income was $57.2 million, or $1.04 per share (basic and diluted), and $68.1 million, or $1.24 per share (basic and diluted), in the six months ended June 30, 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 54.9 million shares in each of the six months ended June 30, 2013 and 2012. Included in net income per share were net realized investment (losses) gains, net of income taxes, of $(0.28) and $0.34 per share (basic and diluted) in the six months ended June 30, 2013 and 2012, respectively.
LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for over twenty consecutive years. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities because of the long track record of generating positive operating cash flows. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $345.9 million at June 30, 2013 as well as a $200 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the six months ended June 30, 2013 was $96.5 million, an increase of $47.1 million compared to the corresponding period in 2012. The increase was primarily due to increased premium collected, reduced operating expenses and income taxes paid, offset by an increase in paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at June 30, 2013 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$91,053
Due after one year through two years	67,697
Due after two years through three years	92,394
Due after three years through four years	72,024
Due after four years through five years	105,422
Total due within five years	$428,590

B. Reinsurance
The Company entered into a Catastrophe Reinsurance Treaty (“Treaty”) effective July 1, 2013 through June 30, 2014. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit. The Treaty provides coverage for property and automobile physical damage and excludes losses from earthquake, fire following earthquake, and Florida automobile physical damage. Annual premium is $4.25 million.
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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2013:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$15,868	$15,965
Municipal securities	2,082,834	2,143,070
Mortgage-backed securities	31,539	34,176
Corporate securities	250,780	249,849
Collateralized debt obligations	32,874	38,992
	2,413,895	2,482,052
Equity securities:
Common stock:
Public utilities	102,075	107,942
Banks, trusts and insurance companies	18,003	23,603
Energy and other	336,600	358,411
Non-redeemable preferred stock	25,895	26,779
Partnership interest in a private credit fund	10,000	11,990
	492,573	528,725
Short-term investments	165,783	165,520
Total investments	$3,072,251	$3,176,297

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At June 30, 2013, 66.8% of the Company’s total investment portfolio at fair value and 85.5% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At June 30, 2013, 79.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the six months ended June 30, 2013, the Company recognized $23.4 million in net realized investment losses, which primarily include gains of $47.0 million related to equity securities and losses of $70.8 million related to fixed maturity securities.

Included in the gains and losses were $35.0 million in gains due to changes in the fair value of the Company's equity security portfolio and $70.0 million in losses due to changes in the fair value of the Company’s fixed maturity security portfolio as a result of applying the fair value option.
During the six months ended June 30, 2012, the Company recognized $28.9 million in net realized investment gains, which primarily include gains of $31.3 million related to fixed maturity securities and losses of $3.2 million related to equity securities. Included in the gains and losses were $30.8 million in gains due to changes in the fair value of the Company's fixed maturity security portfolio and $5.5 million in losses due to changes in the fair value of the Company’s equity security portfolio as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.6 years and 12.2 years (12.0 years and 11.0 years including short-term instruments) at June 30, 2013 and December 31, 2012, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 4.5 years and 3.7 years (4.3 years and 3.3 years including short-term instruments) at June 30, 2013 and December 31, 2012, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.6 years and 3.1 years (3.4 years and 2.8 years including short-term instruments) at June 30, 2013 and December 31, 2012, respectively, including collateralized mortgage obligations with a modified duration of 2.9 years and 3.2 years at June 30, 2013 and December 31, 2012, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2012. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At June 30, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $53.5 million, respectively, at fair value, and represented 1.5% and 2.2%, respectively, of total fixed maturity securities. At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $47.4 million, respectively, at fair value, and represented 1.7% and 2.0%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at June 30, 2013 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the six months ended June 30, 2013, with 93.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 4.5% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 2.1% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio.

	June 30, 2013
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$12,589	$0	$0	$0	$0	$12,589
Government agency	3,376	0	0	0	0	3,376
Total	15,965	0	0	0	0	15,965
	100.0%					100.0%
Municipal securities:
Insured	6,849	316,564	653,447	27,476	14,319	1,018,655
Uninsured	230,452	347,638	378,182	156,667	11,476	1,124,415
Total	237,301	664,202	1,031,629	184,143	25,795	2,143,070
	11.1%	31.0%	48.1%	8.6%	1.2%	100.0%
Mortgage-backed securities:
Commercial	0	0	9,468	2,943	0	12,411
Agencies	8,574	0	0	0	0	8,574
Non-agencies:
Prime	43	514	2,095	511	2,434	5,597
Alt-A	0	1,214	296	0	6,084	7,594
Total	8,617	1,728	11,859	3,454	8,518	34,176
	25.2%	5.1%	34.7%	10.1%	24.9%	100.0%
Corporate securities:
Communications	0	0	7,384	0	0	7,384
Consumer-cyclical	0	0	8,847	0	1,132	9,979
Consumer-non-cyclical	0	0	0	12,075	0	12,075
Industrial	0	0	0	7,188	1,696	8,884
Energy	0	0	3,688	62,749	6,843	73,280
Basic materials	0	0	0	4,343	0	4,343
Financial	0	26,715	46,567	39,604	7,747	120,633
Technology	0	0	0	8,575	0	8,575
Utilities	0	0	2,120	2,576	0	4,696
Total	0	26,715	68,606	137,110	17,418	249,849
	0.0%	10.7%	27.4%	54.9%	7.0%	100.0%
Collateralized debt obligations:
Corporate-hybrid	0	0	0	0	38,992	38,992
Total	0	0	0	0	38,992	38,992
					100.0%	100.0%
Total	$261,883	$692,645	$1,112,094	$324,707	$90,723	$2,482,052
	10.6%	27.9%	44.8%	13.1%	3.6%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At June 30, 2013, the Company had $24.5 million, 1.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-

free rate and have continued to invest in U.S. Treasury securities. and the current yields on U.S. Treasury securities are lower than before the downgrade.

(1) Municipal Securities
The Company had $2.1 billion at fair value ($2.1 billion at amortized cost) in municipal bonds at June 30, 2013, of which $1.0 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at June 30, 2013.
At June 30, 2013, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 17.5% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A, with an underlying rating of A-. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuer. 9.1% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $7.6 million and $8.2 million ($6.8 million and $7.3 million at amortized cost) of Alt-A mortgages at June 30, 2013 and December 31, 2012, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $12.4 million and $4.3 million ($12.4 million and $4.2 million at amortized cost) in commercial mortgage-backed securities at June 30, 2013 and December 31, 2012, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage-backed securities portfolio was BBB+ at June 30, 2013.
(3) Corporate Securities
Included in fixed maturity securities are $249.8 million and $155.6 million of corporate securities, which had durations of 2.4 years and 1.8 years, at June 30, 2013 and December 31, 2012, respectively. The weighted-average rating was BBB+ as of June 30, 2013 and December 31, 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $39.0 million and $42.8 million, which represent 1.2% and 1.3% of the total investment portfolio and had durations of 0.2 years and 0.5 years at June 30, 2013 and December 31, 2012, respectively.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the six months ended June 30, 2013 were $35.0 million. The primary cause of the increase in the value of the Company's equity securities was the improvement in the equity markets during the first quarter of 2013.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2013, 16.6% of the total investment portfolio at fair value was held in equity securities, compared to 15.0% at December 31, 2012.
D. Debt
Notes payable at June 30, 2013 and December 31, 2012 consists of two secured notes of $120 million and $20 million.

Both the $120 million Bank of America credit facility and the $20 million Union Bank loan have interest payable at a floating rate of LIBOR rate plus 40 basis points and expire on January 2, 2015.
The $120 million credit facility and $20 million bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at June 30, 2013.
On July 2, 2013, the Company entered into a $200 million five-year revolving credit facility with Bank of America and Union Bank of California. The interest rate on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. The credit facility expires on June 30, 2018. As of July 30, 2013, there have been no draws made against the credit facility.

E. Regulatory Capital Requirement
Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at June 30, 2013, and net premiums written for the twelve months ended on that date of $2.7 billion, the ratio of premium written to surplus was 1.8 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2013, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2012. Historically, the ten-year default rate for municipal bonds rated AA by Moody's has been less than 1%. The Company’s municipal bond holdings, which represent 86.3% of its fixed maturity portfolio at June 30, 2013, at fair value, are broadly diversified geographically. 99.1% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2013:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$352,250	A+
Texas	324,234	AA-
Florida	203,300	A+
Illinois	132,144	A+
Indiana	103,299	A+
Other states	1,027,843	A+
Total	$2,143,070
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company has no holdings in the Detroit municipality that recently declared bankruptcy. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 14.5% of the Company’s fixed maturity portfolio. 6.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at June 30, 2013. 6.1% of the Company’s taxable fixed maturity securities, representing 0.9% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At June 30, 2013, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $490.0 million in common stocks, $26.8 million in non-redeemable preferred stocks, and $12.0 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 15.4% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 1.02 at June 30, 2013. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $124.9 million or $249.9 million, respectively.
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
The value of the fixed maturity portfolio at June 30, 2013, which represented 78.1% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increased investment in municipal bonds with relatively longer duration in 2013 coupled with a rise in interest rates during the quarter resulted in an increase in the duration of the Company’s portfolio.

Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.6 years at June 30, 2013 compared to 3.1 years at December 31, 2012. Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at June 30, 2013 would decrease by $90.6 million or $181.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: July 31, 2013	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: July 31, 2013	By:	/s/ Theodore Stalick
Theodore Stalick
Senior Vice President and Chief Financial Officer