Form 10-Q
period 2013-09-30
MERCURY GENERAL CORP
filed 2013-10-30
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 25, 2013, the Registrant had issued and outstanding an aggregate of 54,960,392 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,481,651; $2,270,903)	$2,538,514	$2,408,354
Equity securities (cost $267,614; $475,959)	336,367	477,088
Short-term investments (cost $251,550; $294,607)	251,449	294,653
Total investments	3,126,330	3,180,095
Cash	250,061	158,183
Receivables:
Premiums	372,818	345,387
Accrued investment income	35,316	31,109
Other	18,399	17,756
Total receivables	426,533	394,252
Deferred policy acquisition costs	196,284	185,910
Fixed assets, net	154,467	161,940
Current income taxes	0	7,058
Deferred income taxes	26,437	0
Goodwill	42,796	42,796
Other intangible assets, net	43,098	47,589
Other assets	74,450	11,863
Total assets	$4,340,456	$4,189,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,010,534	$1,036,123
Unearned premiums	967,320	920,429
Notes payable	180,000	140,000
Accounts payable and accrued expenses	133,973	96,220
Current income taxes	26,324	0
Deferred income taxes	0	445
Other liabilities	182,150	153,972
Total liabilities	2,500,301	2,347,189
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,960; 54,922	81,109	79,380
Additional paid-in capital	128	0
Retained earnings	1,758,918	1,763,117
Total shareholders’ equity	1,840,155	1,842,497
Total liabilities and shareholders’ equity	$4,340,456	$4,189,686
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues:
Net premiums earned	$678,913	$646,084
Net investment income	30,857	33,410
Net realized investment gains	16,212	49,752
Other	2,685	2,532
Total revenues	728,667	731,778
Expenses:
Losses and loss adjustment expenses	492,558	467,929
Policy acquisition costs	126,891	121,906
Other operating expenses	54,087	50,225
Interest	338	388
Total expenses	673,874	640,448
Income before income taxes	54,793	91,330
Income tax expense	15,223	25,129
Net income	$39,570	$66,201
Net income per share:
Basic	$0.72	$1.21
Diluted	$0.72	$1.21
Weighted average shares outstanding:
Basic	54,959	54,911
Diluted	54,973	54,925
Dividends paid per share	$0.6125	$0.61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$39,570	$66,201
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$39,570	$66,201
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenues:
Net premiums earned	$2,017,295	$1,919,143
Net investment income	93,706	96,569
Net realized investment (losses) gains	(7,153)	78,656
Other	7,539	7,790
Total revenues	2,111,387	2,102,158
Expenses:
Losses and loss adjustment expenses	1,446,524	1,415,096
Policy acquisition costs	377,006	357,062
Other operating expenses	166,165	154,353
Interest	864	1,176
Total expenses	1,990,559	1,927,687
Income before income taxes	120,828	174,471
Income tax expense	24,061	40,178
Net income	$96,767	$134,293
Net income per share:
Basic	$1.76	$2.45
Diluted	$1.76	$2.45
Weighted average shares outstanding:
Basic	54,941	54,895
Diluted	54,957	54,918
Dividends paid per share	$1.8375	$1.83
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income	$96,767	$134,293
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$96,767	$134,293
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,767	$134,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,715	27,903
Net realized investment losses (gains)	7,153	(78,656)
Bond amortization, net	8,659	6,613
Excess tax benefit from exercise of stock options	(258)	(116)
Increase in premiums receivables	(27,431)	(57,518)
Change in current and deferred income taxes	6,758	10,848
Increase in deferred policy acquisition costs	(10,374)	(14,883)
Decrease in unpaid losses and loss adjustment expenses	(25,589)	(6,859)
Increase in unearned premiums	46,891	77,849
Increase in accounts payable and accrued expenses	38,749	6,553
Share-based compensation	216	312
Changes in other payables	9,142	10,503
Other, net	(4,681)	(3,512)
Net cash provided by operating activities	169,717	113,330
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(625,326)	(386,262)
Sales	172,557	78,341
Calls or maturities	232,426	328,592
Equity securities available-for-sale in nature:
Purchases	(463,056)	(236,785)
Sales	677,017	172,144
Calls	0	923
Changes in securities payable and receivable	(43,918)	(1,320)
Net decrease in short-term investments	42,614	14,510
Purchase of fixed assets	(12,983)	(12,205)
Sale of fixed assets	610	1,864
Other, net	1,547	1,904
Net cash used in investing activities	(18,512)	(38,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(100,967)	(100,469)
Proceeds from bank loan	40,000	0
Excess tax benefit from exercise of stock options	258	116
Proceeds from stock options exercised	1,382	2,098
Net cash used in financing activities	(59,327)	(98,255)
Net increase (decrease) in cash	91,878	(23,219)
Cash:
Beginning of the year	158,183	211,393
End of period	$250,061	$188,174
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$796	$1,319
Income taxes paid	$17,303	$29,330

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
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2013 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information in the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Readers are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Earnings per Share
Potentially dilutive securities representing approximately 53,000 and 108,000 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and 76,000 and 77,000 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $126.9 million and $121.9 million for the three months ended September 30, 2013 and 2012, respectively, and $377.0 million and $357.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expenses of approximately $16 million and $15 million for the nine months ended September 30, 2013 and 2012, respectively.
Total Return Swap
As of September 30, 2013, the Company formed and consolidated a special purpose investment vehicle, Animas Funding LLC (“AFL”). The Company is the sole managing member in AFL. On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank, N.A. (“Citibank”). Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $80 million as of September 30, 2013. The total return swap agreement is secured by approximately $40 million of U.S. Treasuries as collateral, which is included in short-term investments on the consolidated balance sheets. In the event of a significant erosion in market value, AFL's position in the loan portfolio will be reduced and the Company has the option to add additional capital or terminate the total return swap agreement.

2. Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2013. The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued a new standard that requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income in their financial statements. Entities are required to include information about changes in accumulated other comprehensive income balances by component and additional information about significant items reclassified out of accumulated other comprehensive income in their interim reporting periods. The Company adopted the new standard which became effective for the interim period ended March 31, 2013. The adoption of the new standard did not have any impact on the Company’s consolidated financial statements.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, the total return swap, interest rate swaps, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Assets
Investments	$3,126,330	$3,180,095
Total return swap	$346	$0
Liabilities
Interest rate swap	$0	$103
Equity contracts	$0	$175
Secured notes	$140,000	$140,000
Unsecured note	$40,000	$0
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
Total return swap and interest rate swap
The fair values of the total return swap and interest rate swap reflect the estimated amounts that the Company would pay at September 30, 2013 and December 31, 2012 in order to terminate the contracts based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.

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
Unsecured note payable
The fair value of the Company’s $40 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 5, is based on the unadjusted quoted price for similar notes in active markets.

4. Fair Value Option
Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment (losses) gains in the Company’s consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of the Company's fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Fixed maturity securities	$(11,295)	$19,198	$(81,268)	$50,013
Equity securities	32,602	25,629	67,625	20,153
Short-term investments	508	(44)	199	(828)
Total	$21,815	$44,783	$(13,444)	$69,338
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
The Company obtained unadjusted fair values on approximately 98% of its portfolio from an independent pricing service. For approximately 2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2013.
Level 1 Measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that reasonable fair values are used in pricing the investment portfolio.
U.S. government bonds and agencies/Short-term bonds: Valued using unadjusted quoted market prices for identical assets in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $16.7 million and $4.3 million at September 30, 2013 and December 31, 2012, respectively, in commercial mortgage-backed securities.
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
Total return swap /Interest rate swap: Valued based on models using inputs such as interest rate yield curves, underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets, observable for substantially the full term of the contract.

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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,128	$0	$0	$16,128
Municipal securities	0	2,149,615	0	2,149,615
Mortgage-backed securities	0	36,096	0	36,096
Corporate securities	0	300,331	0	300,331
Collateralized debt obligations	0	0	36,344	36,344
Equity securities:
Common stock:
Public utilities	107,102	0	0	107,102
Banks, trusts and insurance companies	9,963	0	0	9,963
Energy and other	181,333	0	0	181,333
Non-redeemable preferred stock	0	25,845	0	25,845
Partnership interest in a private credit fund	0	0	12,124	12,124
Short-term bonds	39,996	22,488	0	62,484
Money market instruments	188,965	0	0	188,965
Total return swap	0	346	0	346
Total assets at fair value	$543,487	$2,534,721	$48,468	$3,126,676

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,204	$0	$0	$14,204
Municipal securities	0	2,165,095	0	2,165,095
Mortgage-backed securities	0	30,703	0	30,703
Corporate securities	0	155,551	0	155,551
Collateralized debt obligations	0	0	42,801	42,801
Equity securities:
Common stock:
Public utilities	85,106	0	0	85,106
Banks, trusts and insurance companies	22,166	0	0	22,166
Energy and other	346,809	0	0	346,809
Non-redeemable preferred stock	0	11,701	0	11,701
Partnership interest in a private credit fund	0	0	11,306	11,306
Short-term bonds	0	24,530	0	24,530
Money market instruments	270,123	0	0	270,123
Total assets at fair value	$738,408	$2,387,580	$54,107	$3,180,095
Liabilities
Equity contracts	$175	$0	$0	$175
Interest rate swap	0	103	0	103
Total liabilities at fair value	$175	$103	$0	$278

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended September 30,
	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$38,992	$11,990	$76,325	$11,030
Realized gains (losses) included in earnings	5,616	134	5,032	(455)
Settlements	(8,264)	0	0	0
Ending Balance	$36,344	$12,124	$81,357	$10,575
The amount of total gains (losses) for the period included in earnings attributable to assets still held at September 30	$5,616	$134	$5,032	$(455)

	Nine Months Ended September 30,
	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$42,801	$11,306	$47,503	$10,008
Realized gains included in earnings	5,993	818	8,854	567
Purchase	0	0	25,000	0
Sales	(4,186)	0	0	0
Settlements	(8,264)	0	0	0
Ending Balance	$36,344	$12,124	$81,357	$10,575
The amount of total gains for the period included in earnings attributable to assets still held at September 30	$6,510	$818	$8,854	$567
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2013 and 2012.
At September 30, 2013, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $80 million as of September 30, 2013. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which is included in short-term investments on the consolidated balance sheets.
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
On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on a Bank of America $18 million LIBOR plus 50 basis points loan for a fixed rate of 4.25% that matured on March 1, 2013. On October 4, 2011, the Company refinanced the $18 million loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related swap expired on March 1, 2013.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Amount in thousands)
Total return swap - Other assets	$346	$0	$0	$0
Equity contracts - Other liabilities	0	0	0	175
Interest rate swap - Other liabilities	0	0	0	103
Total derivatives	$346	$0	$0	$278

	Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Total return swap - Net realized investment (losses) gains	$381	$0	$381	$0
Equity contracts - Net realized investment (losses) gains	543	757	1,722	2,342
Interest rate swap - Other revenue	0	139	103	410
Total	$924	$896	$2,206	$2,752
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2013. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of September 30, 2013 and December 31, 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of September 30, 2013:
Customer relationships	$51,755	$(23,266)	$28,489	11
Trade names	15,400	(3,048)	12,352	24
Technology	4,300	(2,043)	2,257	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(30,632)	$43,098

As of December 31, 2012:
Customer relationships	$51,755	$(19,585)	$32,170	11
Trade names	15,400	(2,567)	12,833	24
Technology	4,300	(1,720)	2,580	10
Favorable leases	1,725	(1,719)	6	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(26,141)	$47,589
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for the three months ended September 30, 2013 and 2012, and $4.5 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively. The following table presents the estimated future amortization expenses related to intangible assets as of September 30, 2013:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2013	$1,495
2014	5,980
2015	5,980
2016	5,980
2017	5,253
Thereafter	18,410
Total	$43,098
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
9. Income Taxes
For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, “more-likely-than-not,” the positions are sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements.
There was a $4.7 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the nine months ended September 30, 2013. The increase was the result of tax positions taken regarding federal tax credit carryforwards and state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefit to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2010 through 2012 for federal taxes and 2003 through 2011 for California state taxes. Tax year 2010 is currently under examination by the Internal Revenue Service (“IRS”). The IRS has issued adjustments to the Company’s 2010 tax liability which will generate a net tax refund. The Company has agreed with these adjustments and anticipates the exam will conclude in the near future.

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
At September 30, 2013, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
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
The direct premiums written during the nine months ended September 30, 2013 and 2012 by state and line of business were:
Nine Months Ended September 30, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,322,137	$203,015	$39,405	$53,660	$1,618,217	78.2%
Florida (1)	104,996	0	16,145	5,676	126,817	6.1%
Other states (2)	211,250	55,604	20,922	35,773	323,549	15.7%
Total	$1,638,383	$258,619	$76,472	$95,109	$2,068,583	100.0%
	79.2%	12.5%	3.7%	4.6%	100.0%
Nine Months Ended September 30, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,250,238	$192,606	$30,644	$48,325	$1,521,813	76.1%
Florida (1)	125,218	(181)	11,583	5,704	142,324	7.1%
Other states (2)	235,987	47,379	13,600	39,085	336,051	16.8%
Total	$1,611,443	$239,804	$55,827	$93,114	$2,000,188	100.0%
	80.6%	12.0%	2.8%	4.6%	100.0%

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

State	Exam Type	Period Under Review	Status
AZ	Market Conduct	Jan 2012 to Dec 2012	Received final report.
During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
In May 2009, the Company filed for a 3.9% rate increase for its California homeowners line of business. In May 2011, the matter was referred to an administrative law judge for review. After extensive evidentiary hearings, the administrative law judge delivered a proposed decision on the matter to the California Insurance Commissioner in September 2012 that recommended a rate reduction of approximately 5.5%. After initially rejecting the administrative law judge's proposed decision and referring the matter back to the administrative law judge to gather more evidence, the California Insurance Commissioner recently accepted the administrative law judge's rate reduction recommendation. The Company does not agree with the proposed rate decrease and believes that recent homeowners loss trends support an increase. The Company filed a complaint in Los Angeles Superior Court seeking review of the administrative law judge's decision and requested a stay of implementation of the rate order. The Company's request for a stay on implementation of the rate order was denied, and the Company implemented the rate reduction in the second quarter of 2013. A hearing to review the administrative law judge's decision is scheduled for March 2014.
Notwithstanding that the California homeowners rate reduction was mandated by the administrative law judge and implemented in the second quarter of 2013, the Company's most recent data indicated a need for a rate increase. Consequently, the Company filed for an additional rate increase for its California homeowners line of business. A stipulated agreement to increase rates by 8.26% has been agreed to, but implementation of the new rate is subject to final approval from the California Insurance Commissioner.
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
In April 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company (“MIC”), Mercury Casualty Company (“MCC”), and California Automobile Insurance Company (“CAIC”) based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI in February 2010. The 2010 NNC includes allegations of 35 instances of noncompliance with applicable California insurance law and seeks to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and may also seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense does not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC are not otherwise able to be resolved with the California DOI. However, no assurance can be given that efforts to resolve the 2010 NNC informally will be successful.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the administrative law judge’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court (“Superior Court”) in April 2012, and the California Insurance Commissioner filed a demurrer to the Company's petition. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Company appealed the Superior Court’s decision. Following a hearing on April 23, 2013, the Court of Appeals affirmed the Superior Court's decision. On January 15, 2013, the administrative law judge heard various pending motions that had originally been filed by the Company in June 2011. The administrative law judge granted certain portions of the California DOI's motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company's motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The administrative law judge held an evidentiary hearing on the noncompliance portion of the 2004 NNC during April 2013. A mediation was held September 4, 2013, but the parties were unable to reach a settlement of the matter. Due to the mediation, post-hearing and responsive briefs are expected to be filed by the Company and California DOI during October and November 2013.
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
The Company also engages an independent actuarial consultant to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultant for GAAP reporting or periodic report disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count development, and average severity methods described below. The Company also uses the paid loss development method as part of its reserve analysis. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

Both at September 30, 2013 and December 31, 2012, the Company recorded its point estimate of $1.0 billion in losses and loss adjustment expenses liabilities, which include $396.1 million and $408.9 million, respectively, of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2013, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2013, the Company reported favorable development of approximately $2 million on the 2012 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2012 totaled approximately $1.0 billion. The favorable development in 2013 came largely from the Company's operations outside of California.
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
Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swap, interest rate swaps, accounts payable, equity contracts, and secured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. Approximately 98% of the fair value of financial instruments held at September 30, 2013 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At September 30, 2013, the Company’s deferred income taxes were in a net asset position materially due to deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax and other tax credit carryforwards. These deferred tax assets were substantially offset by deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of its deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2013 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2013 was 19.9%, compared to 23.0% for the same period in 2012. The decrease in the effective tax rate is mainly due to a decrease in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the nine months ended September 30, 2013 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the nine months.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded their carrying value. There are no triggering events indicating the carrying amount of goodwill exceeds the implied fair value as of September 30, 2013.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012
Revenue
Net premiums written and net premiums earned for the three months ended September 30, 2013 increased 2.9% and 5.1%, respectively, from the corresponding period in 2012. The increase in net premiums written was primarily due to higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies as well as rate increases taken in states outside of California. In addition, the Company implemented a 6.9% rate increase in July 2013 on private passenger automobile policies written in its California Automobile Insurance Company subsidiary, which represented approximately 23% of total California private passenger automobile net premiums written for the three months ended September 30, 2013.
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

	Three Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Net premiums written	$704,895	$684,880
Change in net unearned premium	(25,982)	(38,796)
Net premiums earned	$678,913	$646,084
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended September 30,
	2013	2012
Loss ratio	72.6%	72.4%
Expense ratio	26.7%	26.6%
Combined ratio (1)	99.2%	99.1%
(1) Combined ratio for the three months ended September 30, 2013 and 2012 do not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned and did not materially change for the three months ended September 30, 2013 compared to the same period in 2012. Many factors affect the loss ratio including average premiums earned per policy, claims handling, changes in loss frequency and severity, and development from prior periods.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned and did not materially change for the three months ended September 30, 2013 compared to the same period in 2012.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $15.2 million and $25.1 million for the three month periods ended September 30, 2013 and 2012, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2012.
Investments
The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,025,614	$3,007,634
Net investment income (2)
Before income taxes	$30,857	$33,410
After income taxes	$27,214	$28,881
Average annual yield on investments (2)
Before income taxes	4.1%	4.4%
After income taxes	3.6%	3.8%
Net realized investment gains	$16,212	$49,752

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

Included in net income are net realized investment gains of $16.2 million and $49.8 million for the three months ended September 30, 2013 and 2012, respectively. Net realized investment gains include gains of $21.8 million and $44.8 million for the three months ended September 30, 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. Net gains for the three months ended September 30, 2013 arose primarily from $32.6 million market value increase in the Company’s equity securities offset by an $11.3 million market value decrease in its fixed maturity portfolio. The primary cause of the increase in the value of the Company's equity securities was the overall improvement in the equity markets during the three months ended September 30, 2013. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were adversely affected by the increase in market interest rates during the three months ended September 30, 2013. The net gains for the three months ended September 30, 2012 arose primarily from $25.6 million and $19.2 million increases in the market value of the Company's equity securities and fixed maturity securities, respectively. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended September 30, 2012. The Company’s municipal bond holdings represent the majority of its fixed maturity portfolio, which were positively affected by improvements in the overall municipal bond market during the three months ended September 30, 2012.
Net Income
Net income was $39.6 million, or $0.72 per share (basic and diluted), and $66.2 million, or $1.21 per share (basic and diluted), in the three months ended September 30, 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 55.0 million and 54.9 million shares for the three months ended September 30, 2013 and 2012, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.19 and $0.59 per share (basic and diluted) in the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Revenue
Net premiums written and net premiums earned for the nine months ended September 30, 2013 increased 3.2% and 5.1%, respectively, from the corresponding period in 2012. The increase in net premiums written was primarily due to an increase in the number of policies in-force and higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies as well as rate increases taken in states outside of California.
The following is a reconciliation of total net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Net premiums written	$2,060,878	$1,996,800
Change in net unearned premium	(43,583)	(77,657)
Net premiums earned	$2,017,295	$1,919,143
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Nine Months Ended September 30,
	2013	2012
Loss ratio	71.7%	73.7%
Expense ratio	26.9%	26.6%
Combined ratio(1)	98.6%	100.4%
(1) Combined ratio for the nine months ended September 30, 2012 does not sum due to rounding.
The loss ratio was affected by favorable development of approximately $2 million and unfavorable development of approximately $33 million on prior accident years’ losses and loss adjustment expenses reserves for the nine months ended September 30, 2013 and 2012, respectively. The favorable development in 2013 is primarily from non-California states. The unfavorable development in 2012 is largely the result of re-estimates of California bodily injury losses which experienced both higher average severities and more late reported claims (claim count development) than originally estimated at December 31, 2011. The Company also recognized approximately $16 million of pre-tax catastrophic losses for the nine months ended September 30, 2013 as a result of tornadoes in Oklahoma and severe storms in the Midwest and the Southeast region during the second quarter. The Company recognized approximately $9 million of catastrophic losses for the nine months ended September 30, 2012. Excluding the effect of estimated prior period's loss development and catastrophic losses, the loss ratio was 71.0% and 71.5% for the nine months ended September 30, 2013 and 2012, respectively.
The expense ratio increased for the nine months ended September 30, 2013 from the corresponding period in 2012. A consolidation of claims and underwriting operations located outside of California into hub locations caused approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The costs were charged to loss adjustment expenses and underwriting expenses. The charges added 0.2 point to the year-to-date expense ratio in 2013. In addition, 2013 expenses have a higher amount recorded for profitability related accruals compared to the corresponding period in 2012.
Income tax expense was $24.1 million and $40.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease resulted primarily from the decreased income before income taxes compared to the corresponding period in 2012.

Investments
The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,038,281	$2,998,270
Net investment income(2)
Before income taxes	$93,706	$96,569
After income taxes	$82,272	$84,909
Average annual yield on investments(2)
Before income taxes	4.1%	4.3%
After income taxes	3.6%	3.8%
Net realized investment (losses) gains	$(7,153)	$78,656

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

Included in net income are net realized investment losses of $7.2 million and gains of $78.7 million for the nine months ended September 30, 2013 and 2012, respectively. Net realized investment (losses) gains include losses of $13.4 million and gains of $69.3 million for the nine months ended September 30, 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. The net losses for the nine months ended September 30, 2013 arose primarily from an $81.3 million market value decrease in the Company’s fixed maturity securities, partially offset by a $67.6 million market value increase in its equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which were adversely affected by the increase in interest rates during the nine months ended September 30, 2013. The primary cause of the increase in the value of the Company’s equity securities was the improvement in the equity markets during the nine months ended September 30, 2013. The net gains for the nine months ended September 30, 2012 arose primarily from $50.0 million and $20.2 million increases in the market value of the Company's fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which were positively affected by improvements in the municipal bond market during the nine months ended September 30, 2012. The primary cause of the increase in the value of the Company's equity securities was the overall improvement in the equity markets in the third quarter of 2012.
Net Income
Net income was $96.8 million, or $1.76 per share (basic and diluted), and $134.3 million, or $2.45 per share (basic and diluted), in the nine months ended September 30, 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 55.0 million and 54.9 million shares in the nine months ended September 30, 2013 and 2012, respectively. Included in net income per share, net of income taxes, were net realized investment losses of $0.08 and gains of $0.93 per share (basic and diluted) in the nine months ended September 30, 2013 and 2012, respectively.
LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities because of the long track record of generating positive operating cash flows. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $501.5 million at September 30, 2013 as well as $160 million of credit available on a $200 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the nine months ended September 30, 2013 was $169.7 million, an increase of $56.4 million compared to the corresponding period in 2012. The increase was primarily due to increased premium collected, reduced operating expenses and income taxes paid, offset by an increase in paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at September 30, 2013 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$79,246
Due after one year through two years	90,533
Due after two years through three years	84,418
Due after three years through four years	103,213
Due after four years through five years	90,029
Total due within five years	$447,439
B. Reinsurance
The Company entered into a Catastrophe Reinsurance Treaty (“Treaty”) effective July 1, 2013 through June 30, 2014. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit. The Treaty provides coverage for property and automobile physical damage and excludes losses from earthquake, fire following earthquake, and Florida automobile physical damage. The annual premium is $4.25 million.
C. Invested Assets
Portfolio Composition
An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well-diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company continues to believe that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.
The following table presents the composition of the total investment portfolio of the Company at September 30, 2013:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,006	$16,128
Municipal securities	2,106,539	2,149,615
Mortgage-backed securities	33,632	36,096
Corporate securities	300,579	300,331
Collateralized debt obligations	24,895	36,344
	2,481,651	2,538,514
Equity securities:
Common stock:
Public utilities	99,453	107,102
Banks, trusts and insurance companies	7,847	9,963
Energy and other	124,419	181,333
Non-redeemable preferred stock	25,895	25,845
Partnership interest in a private credit fund	10,000	12,124
	267,614	336,367
Short-term investments	251,550	251,449
Total investments	$3,000,815	$3,126,330

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At September 30, 2013, 68.1% of the Company’s total investment portfolio at fair value and 83.9% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At September 30, 2013, 75.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the nine months ended September 30, 2013, the Company recognized $7.2 million in net realized investment losses, which primarily include gains of $73.2 million related to equity securities and losses of $81.5 million related to fixed maturity securities. Included in the gains and losses were $67.6 million in gains due to changes in the fair value of the Company's equity security portfolio and $81.3 million in losses due to changes in the fair value of the Company’s fixed maturity security portfolio as a result of applying the fair value option.
During the nine months ended September 30, 2012, the Company recognized $78.7 million in net realized investment gains, which mainly include gains of $50.4 million and $26.7 million related to fixed maturity and equity securities, respectively. Included in the gains were $50.0 million and $20.2 million in gains due to changes in the fair value of the Company's fixed maturity and equity security portfolio, respectively, as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.6 years and 12.2 years (11.7 years and 11.0 years including short-term instruments) at September 30, 2013 and December 31, 2012, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 4.8 years and 3.7 years (4.5 years and 3.3 years including short-term instruments) at September 30, 2013 and December 31, 2012, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.6 years and 3.1 years (3.4 years and 2.8 years including short-term instruments) at September 30, 2013 and December 31, 2012, respectively, including collateralized mortgage obligations with a modified duration of 2.7 years and 3.2 years at September 30, 2013 and December 31, 2012, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2012. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At September 30, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $40.0 million and $49.5 million, respectively, at fair value, and represented 1.6% and 2.0%, respectively, of total fixed maturity securities. At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $47.4 million, respectively, at fair value, and represented 1.7% and 2.0%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at September 30, 2013 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2013, with 95.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.3% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 2.2% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio.

	September 30, 2013
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$12,763	$0	$0	$0	$0	$12,763
Government agency	3,365	0	0	0	0	3,365
Total	16,128	0	0	0	0	16,128
	100.0%					100.0%
Municipal securities:
Insured	63,226	268,511	618,571	23,263	15,093	988,664
Uninsured	213,645	365,857	413,583	158,385	9,481	1,160,951
Total	276,871	634,368	1,032,154	181,648	24,574	2,149,615
	12.9%	29.5%	48.0%	8.5%	1.1%	100.0%
Mortgage-backed securities:
Commercial	0	0	11,543	5,135	0	16,678
Agencies	7,463	0	0	0	0	7,463
Non-agencies:
Prime	34	481	1,853	508	1,801	4,677
Alt-A	0	1,205	294	0	5,779	7,278
Total	7,497	1,686	13,690	5,643	7,580	36,096
	20.8%	4.7%	37.9%	15.6%	21.0%	100.0%
Corporate securities:
Communications	0	0	7,280	4,095	0	11,375
Consumer-cyclical	0	0	8,820	5,581	1,117	15,518
Consumer-non-cyclical	0	0	0	16,874	0	16,874
Industrial	0	0	0	6,958	1,737	8,695
Energy	0	0	3,666	72,996	6,766	83,428
Basic materials	0	0	0	12,931	0	12,931
Financial	0	29,082	57,308	39,630	7,801	133,821
Technology	0	0	0	9,415	3,608	13,023
Utilities	0	0	2,102	2,564	0	4,666
Total	0	29,082	79,176	171,044	21,029	300,331
	0.0%	9.7%	26.3%	57.0%	7.0%	100.0%
Collateralized debt obligations:
Corporate-hybrid	0	0	0	0	36,344	36,344
Total	0	0	0	0	36,344	36,344
					100.0%	100.0%
Total	$300,496	$665,136	$1,125,020	$358,335	$89,527	$2,538,514
	11.9%	26.2%	44.3%	14.1%	3.5%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At September 30, 2013, the Company had $23.6 million, 0.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade has triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. The negative outlook reflects these rating agencies’ declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

(1) Municipal Securities
The Company had $2.1 billion at fair value ($2.1 billion at amortized cost) in municipal bonds at September 30, 2013, of which $1.0 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2013.
At September 30, 2013, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 24.1% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A, with an underlying rating of A-. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuer. 7.2% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $7.3 million and $8.2 million ($6.6 million and $7.3 million at amortized cost) of Alt-A mortgages at September 30, 2013 and December 31, 2012, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $16.7 million and $4.3 million ($16.6 million and $4.2 million at amortized cost) in commercial mortgage-backed securities at September 30, 2013 and December 31, 2012, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage-backed securities portfolio was BBB+ at September 30, 2013.
(3) Corporate Securities
Included in fixed maturity securities are $300.3 million and $155.6 million of corporate securities, which had durations of 2.4 years and 1.8 years, at September 30, 2013 and December 31, 2012, respectively. The weighted-average rating was BBB+ as of September 30, 2013 and December 31, 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $36.3 million and $42.8 million, which represent 1.2% and 1.3% of the total investment portfolio and had durations of 0.03 years and 0.47 years at September 30, 2013 and December 31, 2012, respectively.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2013 were $67.6 million. The primary cause of the increase in the value of the Company's equity securities was the improvement in the equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2013, 10.8% of the total investment portfolio at fair value was held in equity securities, compared to 15.0% at December 31, 2012.

D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	September 30, 2013	December 31, 2012
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	July 31, 2016	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	January 2, 2015	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	June 30, 2018	40,000	0
Total				$180,000	$140,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at September 30, 2013.

E. Regulatory Capital Requirement
Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at September 30, 2013, and net premiums written for the twelve months ended on that date of $2.7 billion, the ratio of premium written to surplus was 1.8 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2013, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2012. Historically, the ten-year default rate for municipal bonds rated AA by Moody's has been less than 1%. The Company’s municipal bond holdings, which represent 84.7% of its fixed maturity portfolio at September 30, 2013, at fair value, are broadly diversified geographically. 99.0% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at September 30, 2013:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$354,280	A+
Texas	317,836	AA
Florida	213,573	A+
Illinois	120,413	A+
Indiana	109,656	A+
Other states	1,033,857	A+
Total	$2,149,615
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 16.1% of the Company’s fixed maturity portfolio. 5.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at September 30, 2013. 6.0% of the Company’s taxable fixed maturity securities, representing 1.0% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At September 30, 2013, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $298.4 million in common stocks, $25.8 million in non-redeemable preferred stocks, and $12.1 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 9.5% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for the Company’s common stock holdings was 0.91 at September 30, 2013. Based on a hypothetical 25% or 50% reduction in the overall value of the stock market, the Company estimates that the fair value of the common stock portfolio would decrease by $67.9 million or $135.8 million, respectively.
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
The value of the fixed maturity portfolio at September 30, 2013, which represented 81.2% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
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

Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.6 years at September 30, 2013 compared to 3.1 years at December 31, 2012. Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at September 30, 2013 would decrease by $93.6 million or $187.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: October 30, 2013	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: October 30, 2013	By:	/s/ Theodore Stalick
Theodore Stalick
Senior Vice President and Chief Financial Officer