Form 10-K
period 2013-12-31
MERCURY GENERAL CORP
filed 2014-02-10
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 28, 2013 was $1,181,485,005 (which represents 26,876,365 shares of common equity held by non-affiliates multiplied by $43.96, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 3, 2014, the Registrant had issued and outstanding an aggregate of 54,975,317 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. The direct premiums written for the years ended December 31, 2013, 2012, and 2011 by state and line of business were:

Year Ended December 31, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,760,352	$267,563	$53,488	$72,617	$2,154,020	78.7%
Florida (1)	133,947	0	22,331	7,433	163,711	6.0%
Other states (2)	271,258	72,450	28,870	47,163	419,741	15.3%
Total	$2,165,557	$340,013	$104,689	$127,213	$2,737,472	100.0%
	79.1%	12.4%	3.8%	4.7%	100.0%

Year Ended December 31, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,670,025	$255,418	$41,200	$65,474	$2,032,117	76.5%
Florida (1)	161,720	(181)	14,783	7,118	183,440	6.9%
Other states (2)	308,786	63,058	18,672	49,647	440,163	16.6%
Total	$2,140,531	$318,295	$74,655	$122,239	$2,655,720	100.0%
	80.6%	12.0%	2.8%	4.6%	100.0%

Year Ended December 31, 2011
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,613,954	$234,616	$48,161	$57,378	$1,954,109	75.8%
Florida	165,506	7,679	14,705	8,974	196,864	7.6%
Other states (2)	326,142	42,893	12,776	46,899	428,710	16.6%
Total	$2,105,602	$285,188	$75,642	$113,251	$2,579,683	100.0%
	81.6%	11.1%	2.9%	4.4%	100.0%
_____________

(1)	The Company completed its exit from the Florida homeowners market in 2012.

(2)	No individual state accounts for more than 5% of total direct premiums written.

The Company offers the following types of automobile coverage: collision, property damage, bodily injury (BI), comprehensive, personal injury protection (PIP), underinsured and uninsured motorist, and other hazards. The Company’s published maximum limits of liability for private passenger automobile insurance are, for BI, $250,000 per person and $500,000 per accident, and for property damage, $250,000 per accident. The combined policy limits may be as high as $1,000,000 for vehicles written under the Company’s commercial automobile program. However, the majority of the Company’s automobile policies have liability limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in Clearwater, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company has approximately 4,500 employees. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Bridgewater, New Jersey; Oklahoma City, Oklahoma; and Austin and San Antonio, Texas. The Company consolidated its non-California office based claims and underwriting operations into hubs located in Clearwater, Florida; Bridgewater, New Jersey; and Austin, Texas, which resulted in a net workforce reduction of approximately 135 employees and a $10 million pre-tax expense in the first quarter of 2013.

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

Organization
Mercury General, an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Including Mercury Casualty Company, Mercury General has 19 operating subsidiaries:

Insurance Companies	Date Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company (“MCC”)(1)	January 1961	A+	CA, AZ, NV, NY, VA
Mercury Insurance Company (“MIC”)(1)	November 1972	A+	CA
California Automobile Insurance Company (“CAIC”)(1)	June 1975	A+	CA
California General Underwriters Insurance Company, Inc. (“CGU”)(1)	April 1985	Non-rated	CA
Mercury Insurance Company of Illinois	August 1989	A+	IL, PA
Mercury Insurance Company of Georgia	March 1989	A+	GA
Mercury Indemnity Company of Georgia	November 1991	A+	GA
Mercury National Insurance Company	December 1991	A+	IL, MI
American Mercury Insurance Company	December 1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company	December 1996	A-	TX
Mercury County Mutual Insurance Company	September 2000	A-	TX
Mercury Insurance Company of Florida	August 2001	A+	FL, PA
Mercury Indemnity Company of America	August 2001	A+	NJ, FL

Non-Insurance Companies	Date Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	August 1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	November 2000	Management services to subsidiaries
AIS Management LLC	January 2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC (“AIS”)	January 2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)	January 2009	Insurance agent
Animas Funding LLC (“AFL”)	August 2013	Special purpose investment vehicle
Concord Insurance Services, Inc.	October 1999	Inactive insurance agent, dissolved in 2013.
American Mercury MGA, Inc.	August 1997	Inactive general agent, dissolved in 2012.
Mercury Group, Inc.	July 2001	Inactive insurance agent, dissolved in 2012.
_____________

(1)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.

Production and Servicing of Business
The Company sells its policies through approximately 8,300 independent agents, of which over 1,400 are located in each of California and Florida. Approximately half of the Company’s agents in California have represented the Company for more than ten years. The agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. No independent agent accounted for more than 2% of the Company’s direct premiums written during 2013, 2012, and 2011.

The Company believes that it compensates its agents above the industry average. During 2013, total commissions incurred were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. During 2013, net advertising expenditures were $19.9 million.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate (“DOI”). Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance. The Company also offers homeowners insurance in 11 states, commercial automobile insurance in 10 states, and mechanical breakdown insurance in most states. The Company completed its exit from the Florida homeowners market in 2012.

In California, “good drivers,” as defined by the California Insurance Code, accounted for approximately 82% of all California voluntary private passenger automobile policies-in-force at December 31, 2013, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

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

The following table presents the development of losses and loss adjustment expense reserves for the period 2003 through 2013. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information becomes known about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2013.

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

	December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$797,927	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205	$985,279	$1,036,123	$1,038,984
Reinsurance recoverable	(11,771)	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)	(7,921)	(12,155)	(13,927)
Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$786,156	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400	$977,358	$1,023,968	$1,025,057
Paid (cumulative) as of:
One year later	$461,649	$525,125	$632,905	$674,345	$715,846	$617,622	$603,256	$614,059	$600,090	$607,527
Two years later	628,280	748,255	891,928	975,086	1,009,141	913,518	889,806	896,363	873,679
Three years later	714,763	851,590	1,027,781	1,123,179	1,168,246	1,059,627	1,023,137	1,027,006
Four years later	740,534	893,436	1,077,834	1,187,990	1,229,939	1,118,230	1,075,174
Five years later	750,927	906,466	1,101,693	1,211,343	1,252,687	1,138,546
Six years later	754,710	915,086	1,111,109	1,219,719	1,262,286
Seven years later	760,300	918,008	1,114,241	1,224,026
Eight years later	762,385	918,488	1,115,824
Nine years later	762,602	918,690
Ten years later	762,709
Net reserves re-estimated as of:
One year later	728,213	840,090	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528	1,045,894	1,019,690	1,026,928
Two years later	717,289	869,344	1,047,067	1,173,753	1,219,369	1,102,934	1,076,480	1,073,052	1,056,453
Three years later	745,744	894,063	1,091,131	1,202,441	1,246,365	1,136,278	1,085,591	1,094,494
Four years later	750,859	910,171	1,104,988	1,217,328	1,263,294	1,141,714	1,095,907
Five years later	755,970	914,547	1,112,779	1,225,051	1,263,560	1,147,149
Six years later	757,534	918,756	1,115,637	1,225,131	1,265,186
Seven years later	762,242	919,397	1,115,916	1,225,519
Eight years later	763,016	919,027	1,116,494
Nine years later	762,948	919,165
Ten years later	763,016
Net cumulative development favorable (unfavorable)	$23,140	$(32,558)	$(110,860)	$(143,126)	$(165,728)	$(19,370)	$(50,321)	$(67,094)	$(79,095)	$(2,960)
Gross re-estimated liability-latest	$792,420	$947,047	$1,149,022	$1,246,105	$1,282,356	$1,157,688	$1,110,567	$1,108,205	$1,068,407	$1,041,316
Re-estimated recoverable-latest	(29,404)	(27,882)	(32,528)	(20,586)	(17,170)	(10,539)	(14,660)	(13,711)	(11,954)	(14,388)
Net re-estimated liability-latest	$763,016	$919,165	$1,116,494	$1,225,519	$1,265,186	$1,147,149	$1,095,907	$1,094,494	$1,056,453	$1,026,928
Gross cumulative development favorable (unfavorable)	$5,507	$(46,303)	$(126,419)	$(157,283)	$(178,441)	$(24,180)	$(57,233)	$(74,000)	$(83,128)	$(5,193)

(1)
Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced unfavorable development of approximately $3 million on the 2012 and prior accident years' loss and loss adjustment expense reserves due primarily to Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry. See “Critical Accounting Policies and Estimates-Reserves” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

For 2011, the Company experienced unfavorable development of approximately $79 million on prior accident years' loss and loss adjustment expense reserves due primarily to an increase in the estimated loss severity for California BI losses. In addition, the Company experienced unfavorable development on the run-off of California commercial taxi business and Florida homeowners lines of business, both of which the Company ceased writing in 2011.

For the years 2008 through 2010, the Company experienced unfavorable development of approximately $19 million to $67 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development was primarily due to increases in the estimated loss severity for California BI losses, increases in PIP reserves in Florida resulting from court decisions that were adverse to the insurance industry, and development on 2007 and prior accident years in New Jersey BI reserves that settled for more than anticipated. These were partially offset by reductions in estimates for loss adjustment expenses, particularly for the 2010 accident year, related to the transfer of a higher proportion of litigated claims to house counsel and a reduction in the estimate for Florida sinkhole claims for accident year 2010, resulting from many of those claims being denied due to the absence of sinkhole activity or structural damage to the houses.

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $111 million to $166 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development from these years related primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for BI and PIP losses in New Jersey and Florida.

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

•	Fixed-maturity securities are reported at fair value rather than at amortized cost, or the lower of amortized cost or fair value, depending on the specific type of security as required by SAP.

•	Equity securities are marked to market through the consolidated statements of operations rather than through unrealized gains and losses in surplus, as required by SAP.

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

Operating Ratios (SAP basis)

Loss and Expense Ratios
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. Though the Insurance Companies’ ratios include lines of insurance other than private passenger automobile, which represent 20.9% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2013		2012	2011	2010	2009
Loss Ratio	72.7%		76.1%	71.2%	71.0%	67.8%
Expense Ratio	27.2%		26.7%	27.4%	29.1%	28.6%
Combined Ratio	99.9%		102.8%	98.6%	100.1%	96.4%
Industry combined ratio (all writers)(1)	100.8%	(2)	101.3%	101.6%	100.4%	100.8%
Industry combined ratio (excluding direct writers)(1)	N/A		102.6%	101.1%	101.1%	100.5%

(1)	Source: A.M. Best, Aggregates & Averages (2010 through 2013), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Source: A.M. Best, “Best’s Special Report U.S. Property/Casualty-Review & Preview, February 4, 2014.”

Premiums to Surplus Ratio
The following table presents, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except ratios)
Net premiums written	$2,728,999	$2,651,731	$2,575,383	$2,555,481	$2,589,972
Policyholders’ surplus	$1,528,682	$1,440,973	$1,497,609	$1,322,270	$1,517,864
Ratio	1.8 to 1	1.8 to 1	1.7 to 1	1.9 to 1	1.7 to 1

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

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses and the generation of ordinary income to maximize the realization of any deferred tax assets arising from capital losses or AMT credit carryforwards, respectively. The Company had no capital loss carryforward at December 31, 2013.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2013		2012		2011
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$329,521	$331,506	$253,175	$265,671	$166,295	$180,257
Tax-exempt state and municipal bonds	2,193,521	2,229,147	2,017,728	2,142,683	2,179,325	2,265,332
Total fixed maturities	2,523,042	2,560,653	2,270,903	2,408,354	2,345,620	2,445,589
Equity securities	223,933	281,883	475,959	477,088	388,417	380,388
Short-term investments	315,886	315,776	294,607	294,653	236,433	236,444
Total investments	$3,062,861	$3,158,312	$3,041,469	$3,180,095	$2,970,470	$3,062,421
__________

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

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

At December 31, 2013, 70.6% of the Company’s total investment portfolio at fair value and 87.1% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. For more detailed information including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The nominal average maturity of the overall bond portfolio was 13.3 years (12.1 years including short-term instruments) at December 31, 2013. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturity of the overall bond portfolio was 5.2 years (4.7 years including short-term instruments) at December 31, 2013 related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.9 years (3.6 years including short-term instruments) at December 31, 2013, including collateralized mortgage obligations with a modified duration of 2.3 years and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.

Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. During the second half of 2013, the Company sold a significant portion of its equity portfolio to improve the asset risk profile in its insurance subsidiaries and to lock in and realize gains that resulted from the large stock market appreciation that occurred during 2013. Those gains can be utilized to offset capital losses for tax purposes within the next three years.

At year end, 83.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(Amounts in thousands)
Average invested assets at cost(1)	$3,028,198	$3,011,143	$3,004,588	$3,121,366	$3,196,944
Net investment income(2)
Before income taxes	$124,538	$131,896	$140,947	$143,814	$144,949
After income taxes	$109,506	$115,359	$124,708	$128,888	$130,070
Average annual yield on investments(2)
Before income taxes	4.1%	4.4%	4.7%	4.6%	4.5%
After income taxes	3.6%	3.8%	4.2%	4.1%	4.1%
Net realized investment (losses) gains after income taxes	$(7,424)	$43,147	$37,958	$37,108	$225,189
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during a low interest rate environment.

Competitive Conditions
The Company operates in the highly competitive property and casualty insurance industry subject to competition on pricing, claims handling, consumer recognition, coverage offered and product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies which have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2013, the Company was the fifth largest writer of private passenger automobile insurance in California and the thirteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. The Company believes that the market is mixed with carriers both raising and decreasing rates depending on individual state profitability and the carriers’ growth appetite.

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

The Company has reinsurance for PIP claims in Michigan through the Michigan Catastrophic Claims Association, a private non-profit unincorporated association created by the Michigan Legislature. The reinsurance covers losses in excess of $530,000 per person and has no maximum limit. Michigan law provides for unlimited lifetime coverage for medical costs caused by automobile accidents.

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

The Company filed for a 3.9% rate increase for its California homeowners line of business in May 2009. After a rate hearing by an Administrative Law Judge (“ALJ”), the Company was ordered by the California Insurance Commissioner to reduce rates by 5.5%, which was implemented during the second quarter of 2013. The Company is challenging in Superior Court some of the issues that were raised by the ALJ in the rate hearing. The Company subsequently filed for a rate increase that contained more recent data, and an 8.26% rate increase was approved by the California Insurance Commissioner. The rate increase went into effect in January 2014.

In January 2013, the California DOI approved an auto body repair regulation intended to strengthen consumer protection. This regulation requires insurers to settle automobile insurance claims using repair standards described by the regulation and not by the insurers' own standards. The new ruling became effective in March 2013. While the impact of the new ruling was minimal during 2013, it may increase the cost of parts for auto repairs in the future.

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Fieldwork will begin in the first quarter of 2014.
FL	Financial	2011 to 2013	Fieldwork will begin in the first quarter of 2014.
TX	Financial	2011 to 2013	Fieldwork will begin in the first quarter of 2014.
CA	Market Conduct	2012 to 2013	Fieldwork will begin in the first quarter of 2014.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of $18,100 and $237,400 to officeholders and candidates in 2013 and 2012, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

Risk-Based Capital
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital (“RBC”) formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2013, 2012, and 2011 each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratio was less than 500% of the authorized control level RBC as of December 31, 2013, 2012, and 2011, respectively. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Own Risk and Solvency Assessment
Beginning in 2015, insurance companies will be required to file an Own Risk and Solvency Assessment (“ORSA”) with the insurance regulators in their state of domicile. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA will be used by the state insurance regulator to evaluate the risk exposure and quality of the risk management processes within the insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of the insurance company.

Insurance Assessments
The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are limited to 2.25% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2013.

During 2013, the Company paid approximately $1.5 million in assessments to the New Jersey Unsatisfied Claim and Judgment Fund and the New Jersey Property-Liability Insurance Guaranty Association for assessments relating to its personal automobile line of insurance. As permitted by state law, the New Jersey assessments paid during 2013 are recoupable through a surcharge to policyholders. It is likely that there will be additional assessments in 2014.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2013, the most recent date at which information was available, was $60.4 million. There was no assessment made in 2013.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2013 in other states.

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

An insurance company is also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2013, the Insurance Companies are permitted to pay in 2014, without obtaining DOI approval for extraordinary dividends, $260.2 million in dividends to Mercury General, of which $238.1 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2013, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 3, 2014:

Name	Age	Position
George Joseph	92	Chairman of the Board
Gabriel Tirador	49	President and Chief Executive Officer
Allan Lubitz	55	Senior Vice President and Chief Information Officer
Douglas Menges	55	Senior Vice President and Chief Claims Officer
Theodore R. Stalick	50	Senior Vice President and Chief Financial Officer
Christopher Graves	48	Vice President and Chief Investment Officer
Robert Houlihan	57	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	67	Vice President and Chief Underwriting Officer
Brandt N. Minnich	47	Vice President—Marketing
Heidi C. Sullivan	45	Vice President—Human Capital
Charles Toney	52	Vice President and Chief Actuary
Judy A. Walters	67	Vice President—Corporate Affairs and Secretary

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

Mr. Menges, Senior Vice President and Chief Claims Officer, joined the Company in August 2013. Prior to joining the Company, he served as Senior Vice President of Auto Claims at Farmers Insurance from 2008 to 2013 and served in other operational positions at Farmers Insurance from 1997 to 2008.

Mr. Stalick, Senior Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. He was appointed Chief Accounting Officer in October 2000 and Vice President and Chief Financial Officer in October 2001. In July 2013, he was named Senior Vice President and Chief Financial Officer. Mr. Stalick is an inactive Certified Public Accountant.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in April 2001.

Mr. Houlihan, Vice President and Chief Product Officer, joined the Company in his current position in November 2007. Prior to joining the Company, he served as National Product Manager at Bristol West Insurance Group from 2005 to 2007 and Product Manager at Progressive Insurance Company from 1999 to 2005.

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

Ms. Sullivan, Vice President—Human Capital, joined the Company in September 2012. Prior to joining the Company, she served as Senior Vice President, Human Capital for Arcadian Health Plan from 2008 to 2012. Prior to 2008, she held various leadership positions at Kaiser Permanente, Progressive Insurance, and Score Educational Centers.

Mr. Toney, Vice President and Chief Actuary, joined the Company in 1984 as a programmer/analyst. In 1994, he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position. In 2011, he became a board member of the Personal Insurance Federation of California. Mr. Toney is Mr. Joseph’s nephew.

Ms. Walters, Vice President—Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President—Corporate Affairs in 1998.

Item 1A.	Risk Factors
The Company’s business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed in this section. It should be noted that the Company’s business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond the Company’s control. In addition, other risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company’s business. Any such risks or uncertainties, or any of the following risks or uncertainties, that develop into actual events could result in a material and adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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
For the year ended December 31, 2013, the Company generated 79.9% of its direct automobile insurance premiums written in California and 6.9% in Florida. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Insurance Companies are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject the Insurance Companies to regulatory action.
The Insurance Companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require the Insurance Companies to report their results of RBC calculations to state departments of insurance and the NAIC. If any of the Insurance Companies fails to meet these standards and requirements, the DOI regulating such subsidiary may require specified actions by the subsidiary.

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
In most of the states in which it operates, the Company must obtain the DOI’s prior approval of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, or if such approval is delayed, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected. Additionally, in California, the law allows for consumer groups to intervene in rate filings, which frequently causes delays in the timeliness of rate approvals and implementation of rate changes and can impact the rate that is ultimately approved.

From time to time, the auto insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with underlying costs, in the opinion of the Company’s management. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe-prone states seek an acceptable methodology to price for catastrophe exposure. In addition, various insurance underwriting and pricing criteria regularly come under attack by regulators, legislators, and special interest groups. The result could be legislation, regulations, or new interpretations of existing regulations that adversely affect the Company’s business, financial condition, and results of operations.

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
The Company uses credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are seeking to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which the Company operates, could negatively impact the Company’s future results of operations.

If the Company cannot maintain its A.M. Best ratings, it may not be able to maintain premium volume in its insurance operations sufficient to attain the Company’s financial performance goals.
The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Insurance Companies with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). If the Company is unable to maintain its A.M. Best ratings, the

Company may not be able to grow its premium volume sufficiently to attain its financial performance goals, and the result may adversely affect the Company’s business, financial condition, and results of operations.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
The Company’s future capital requirements depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans and the performance of its investment portfolio. The Company may need to raise additional funds through equity or debt financing, sales of all or a portion of its investment portfolio or other assets. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

Funding for the Company’s future growth may depend upon obtaining new financing, which may be difficult to obtain.
To accommodate the Company’s expected future growth, the Company may require funding in addition to cash provided from current operations. The Company’s ability to obtain financing may be constrained by economic conditions affecting global financial markets at the time the Company seeks additional financing. In addition, financial strength and claims-paying ability ratings have become an increasingly important factor in the Company’s ability to access capital markets. Rating agencies assign ratings based upon an evaluation of an insurance company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch is A. If the Company were to seek financing through the capital markets in the future, it may need to apply for Standard and Poor’s and Moody’s ratings. The ratings could limit the Company’s access to the capital markets or adversely affect pricing of new debt sought in the capital markets. If the Company is unable to obtain necessary financing, it may be unable to take advantage of opportunities with potential business partners or new products or to otherwise expand its business as planned.

Changes in market interest rates or defaults may have an adverse effect on the Company’s investment portfolio, which may adversely affect the Company’s financial results.
The Company’s financial results are affected, in part, by the performance of its investment portfolio. The Company’s investment portfolio contains interest rate sensitive-investments, such as municipal and corporate bonds. Increases in market interest rates may have an adverse impact on the value of the investment portfolio by decreasing the value of fixed income securities. Declining market interest rates could have an adverse impact on the Company’s investment income as it invests positive cash flows from operations and as it reinvests proceeds from maturing and called investments in new investments that could yield lower rates than the Company’s investments have historically generated. Defaults in the Company’s investment portfolio may produce operating losses and negatively impact the Company’s results of operations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. Market interest rates have been at historic lows for last several years as a result of government action and economic pressures from the recession in 2008 and 2009. Many observers, including the Company, believe that market interest rates will rise as the economy improves. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite its mitigation efforts, a significant change in interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s valuation of financial instruments may include methodologies, estimates, and assumptions that are subject to differing interpretations and could result in changes to valuations that may materially adversely affect the Company’s financial condition or results of operations.
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
At December 31, 2013, 70.6% of the Company’s total investment portfolio at fair value and 87.1% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company reinsures a portion of its potential losses on the policies it issues to mitigate the volatility of the losses on its financial condition and results of operations. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company’s control. From time to time, market conditions have limited, and in some cases, prevented insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. As a result, the Company may not be able to successfully purchase reinsurance and transfer a portion of the Company’s risk through reinsurance arrangements. In addition, as is customary, the Company initially pays all claims and seeks to recover the reinsured losses from its reinsurers. Although the Company reports as assets the amount of claims paid which the Company expects to recover from reinsurers, no assurance can be given that the Company will be able to collect from its reinsurers. If the amounts actually recoverable under the Company’s reinsurance treaties are ultimately determined to be less than the amount it has reported as recoverable, the Company may incur a loss during the period in which that determination is made.

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
The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company depends on independent agents who may discontinue sales of its policies at any time.
The Company sells its insurance policies through approximately 8,300 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of an appropriate character and in a sufficient amount to utilize these tax benefits in the future. Any determination that the Company would not be able to realize all or a portion of its deferred tax assets in the future would result in a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period-to-period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

The carrying value of the Company’s goodwill and other intangible assets could be subject to an impairment write-down.
At December 31, 2013, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $42 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

It is possible that a system failure, accident, or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. Following implementation of information technology systems, the Company may from time to time install new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of internal or policyholder systems and data could result in damages to the Company's reputation and/or subject it to expenses, fines or lawsuits.

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of the Company's policyholder, employee and Company data are critical to the Company's business. The Company's policyholders and employees have a high expectation that it will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy regulations may increase the Company's operating costs and adversely impact its ability to market products and services to its policyholders. Furthermore, a penetrated or compromised information technology system or the intentional, unauthorized, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of policyholder, employee or Company data which could harm the Company's reputation or result in remedial and other expenses, fines or lawsuits.

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
Challenging economic conditions could adversely affect the Company in the form of consumer behavior and pressure on its investment portfolio. Consumer behavior could include policy cancellations, modifications, or non-renewals, which may reduce cash flows from operations and investments, may harm the Company’s financial position, and may reduce the Insurance Companies’ statutory surplus. Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they become due, and as a result, the Company’s bad debt reserves and write-offs could increase. It is also possible that claims fraud may increase. The Company’s investment portfolios could be adversely affected as a result of financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio. In addition, declines in the Company’s profitability could result in a charge to earnings for the impairment of goodwill, which would not affect the Company’s cash flow but could decrease its earnings, and its stock price could be adversely affected.

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

Risks Related to the Company’s Industry
The private passenger automobile insurance industry is highly competitive, and the Company may not be able to compete effectively against larger or better-capitalized companies.
The Company competes with many property and casualty insurance companies selling private passenger automobile insurance in the states in which the Company operates. Many of these competitors are better capitalized than the Company, have higher A.M. Best ratings, and have a larger market share in the states in which the Company operates. The superior capitalization of the competitors may enable them to offer lower rates, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate. The Company’s ability to compete against these larger, better-capitalized competitors depends on its ability to deliver superior service and its strong relationships with independent agents.

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
79.1% of the Company’s direct written premiums for the year ended December 31, 2013 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

The Company cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on its business.
Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, droughts, other storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change. The Company cannot predict the impact that changing climate conditions, if any, will have on its business or its customers. It is also possible that the legal, regulatory and social responses to climate change could have a negative effect on the Company’s results of operations or financial condition.

Changes in federal or state tax laws could adversely affect the Company’s business, financial condition, results of operations, and liquidity.

The Company’s financial condition, results of operations, and liquidity are dependent in part on tax policy implemented at the federal and/or state level. For example, a significant portion of the Company’s investment portfolio consists of municipal securities that receive beneficial tax treatment under applicable federal tax law. The Company’s results are also subject to federal and state tax rules applicable to dividends received from its subsidiaries and its equity holdings. Additionally, changes in tax laws could have an adverse effect on deferred tax assets and liabilities included in the Company’s consolidated balance sheets and results of operations. The Company cannot predict whether any tax legislation will be enacted or whether any such changes to existing federal or state tax law would have a material adverse effect on the Company's financial condition and results of operations.

The insurance industry is subject to extensive regulation, which may affect the Company’s ability to execute its business plan and grow its business.
The Company is subject to comprehensive regulation and supervision by government agencies in each of the states in which its Insurance Companies are domiciled, sell insurance products, issue policies, or manage claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to its success. Some of these regulations include:

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

Restrictions on Cancellation, Non-Renewal or Withdrawal. Most of the states in which the Company operates have laws and regulations that limit its ability to exit a market. For example, these states may limit a private passenger auto insurer’s ability to cancel and non-renew policies or they may prohibit the Company from withdrawing one or more lines of insurance business from the state unless prior approval is received from the state DOI. In some states, these regulations extend to significant reductions in the amount of insurance written, not only to a complete withdrawal. Laws and regulations that limit the Company’s ability to cancel and non-renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict the Company’s ability to exit unprofitable markets, which may harm its business and results of operations.

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
Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insured parties as the result of impaired or insolvent insurance companies. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, the Insurance Companies must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce the Company’s profitability in any given period or limit its ability to grow its business.

The insurance industry faces litigation risks, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, insurance companies incur material expenses defending litigation and their results of operations or financial condition could be adversely affected if they fail to accurately project litigation expenses.
Insurance companies are subject to a variety of legal actions including breach of contract claims, tort claims, fraud and misrepresentation claims, employee benefit claims, and wage and hour claims. In addition, insurance companies incur and likely will continue to incur potential liability for claims related to the insurance industry in general and to the Company’s business in particular, such as those related to allegations for failure to pay claims, termination or non-renewal of coverage, interpretation f policy language, policy sales practices, reinsurance matters, and other similar matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages.

Court decisions and legislative activity may increase exposures for any of the types of claims insurance companies face. There is a risk that insurance companies could incur substantial legal fees and expenses in any of the actions companies defend in excess of amounts budgeted for defense.

The Company and the Insurance Companies are named as defendants in a number of lawsuits. Those that management believes could have a material effect on the Company's consolidated financial statements are described more fully at “Overview—B. Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business and results of operations, which could materially increase the Company’s legal expenses. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

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

Applicable insurance laws may make it difficult to effect a change of control of the Company or the sale of any of its Insurance Companies.
Before a person can acquire control of a U.S. insurance company or any holding company of a U.S. insurance company, prior written approval must be obtained from the DOI of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of the insurer or holding company, the state DOI will consider a number of factors relating to the acquirer and the transaction. These laws and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company or the sale by the Company of any of its Insurance Companies, including transactions that some or all of the Company’s shareholders might consider to be desirable.

Although the Company has consistently paid cash dividends in the past, it may not be able to pay cash dividends in the future.
The Company has consistently paid cash dividends since the public offering of its common stock in November 1985. However, future cash dividends will depend upon a variety of factors, including the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends may also be limited by the ability of the Insurance Companies to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints, and by the terms of the Company’s debt instruments. In addition, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company is leased to independent third party tenants.

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2013
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	157,000	82%
Oklahoma City, OK	Administrative	100,000	19%

The Company leases additional office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space. For future expansion, the Company owns 6.3-acre and 5.9-acre parcels of land in Brea and Rancho Cucamonga, California, respectively.

The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Item 3.	Legal Proceedings
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

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

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table presents the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January 2012.

2013	High	Low
1st Quarter	$40.90	$36.03
2nd Quarter	$46.98	$37.58
3rd Quarter	$48.50	$43.08
4th Quarter	$51.00	$46.00

2012	High	Low
1st Quarter	$46.76	$42.65
2nd Quarter	$46.04	$41.00
3rd Quarter	$42.32	$36.01
4th Quarter	$43.21	$38.21
The closing price of the Company’s common stock on February 3, 2014 was $43.59.
Holders
As of February 3, 2014, there were approximately 133 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2013 and 2012, the Company paid dividends on its common stock of $2.4525 and $2.4425 per share, respectively. On February 7, 2014, the Board of Directors declared a $0.6150 quarterly dividend payable on March 31, 2014 to shareholders of record on March 17, 2014.

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

The Insurance Companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2013, the Insurance Companies are permitted to pay in 2014, without obtaining DOI approval for extraordinary dividends, $260.2 million in dividends to Mercury General, of which $238.1 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s

industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2008 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.
Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends

	2008	2009	2010	2011	2012	2013
Mercury General	$100.00	$91.67	$106.21	$119.59	$110.22	$146.10
Industry Peer Group	100.00	105.30	126.71	125.95	148.98	198.15
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19

The industry peer group consists of Ace Limited, Alleghany Corporation, Allstate Corporation, American Financial Group, Berkshire Hathaway, Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Old Republic International, Progressive Corporation, RLI Corporation, Selective Insurance Group, Travelers Companies, Inc., W.R. Berkley Corporation and XL Capital, Ltd.
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 26, 2013, and the authorization will expire in July 2014. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. Since the inception of the program, the Company has purchased and retired 1,266,100 shares of common stock at an average price of $31.36. No stock has been purchased since 2000.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$2,698,187	$2,574,920	$2,566,057	$2,566,685	$2,625,133
Net investment income	124,538	131,896	140,947	143,814	144,949
Net realized investment (losses) gains	(11,422)	66,380	58,397	57,089	346,444
Other	9,738	10,174	11,884	8,297	4,967
Total revenues	2,821,041	2,783,370	2,777,285	2,775,885	3,121,493
Losses and loss adjustment expenses	1,962,690	1,961,448	1,829,205	1,825,766	1,782,233
Policy acquisition costs	505,517	477,788	481,721	505,565	543,307
Other operating expenses	219,478	207,281	215,711	255,358	217,683
Interest	1,260	1,543	5,549	6,806	6,729
Total expenses	2,688,945	2,648,060	2,532,186	2,593,495	2,549,952
Income before income taxes	132,096	135,310	245,099	182,390	571,541
Income tax expense	19,953	18,399	53,935	30,192	168,469
Net income	$112,143	$116,911	$191,164	$152,198	$403,072
Per Share Data:
Basic earnings per share	$2.04	$2.13	$3.49	$2.78	$7.36
Diluted earnings per share	$2.04	$2.13	$3.49	$2.78	$7.32
Dividends paid	$2.4525	$2.4425	$2.41	$2.37	$2.33

	December 31,
	2013	2012	2011	2010	2009
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,158,312	$3,180,095	$3,062,421	$3,155,257	$3,146,857
Total assets	4,315,181	4,189,686	4,070,006	4,203,364	4,232,633
Losses and loss adjustment expenses	1,038,984	1,036,123	985,279	1,034,205	1,053,334
Unearned premiums	953,527	920,429	843,427	833,379	844,540
Notes payable	190,000	140,000	140,000	267,210	271,397
Shareholders’ equity	1,822,486	1,842,497	1,857,483	1,794,815	1,770,946
Book value per share	33.15	33.55	33.86	32.75	32.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board (“FTB”), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other risks and uncertainties, including but not limited to those discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K or that are otherwise described or updated from time to time in the Company's SEC filings, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents in thirteen states: Arizona, California, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance accounted for 79.1% of the $2.7 billion of the Company’s direct premiums written in 2013. 81.3% of the private passenger automobile premiums were written in California.

The Company expects to continue its growth by expanding into new states in the future to achieve greater geographic diversification. There are challenges and risks involved in entering each new state, including establishing adequate rates without any operating history in the state, working with a new regulatory regime, hiring and training competent personnel, building adequate systems, and finding qualified agents to represent the Company. The Company does not expect to enter into any new states during 2014.

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

2013 Financial Performance Summary
The Company’s net income for the year ended December 31, 2013 decreased to $112.1 million, or $2.04 per diluted share, from $116.9 million, or $2.13 per diluted share, for the same period in 2012. Approximately $125 million in pre-tax investment income was generated during 2013 on a portfolio of approximately $3.2 billion at fair value at December 31, 2013, compared to $132 million pre-tax investment income during 2012 on a portfolio of approximately $3.2 billion at fair value at December 31, 2012. Included in net income are net realized investment losses of $11.4 million and gains of $66.4 million in 2013 and 2012, respectively.

During 2013, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company's agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $210 million and $148 million in 2013 and 2012, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Cost Uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analysis indicate that they are needed.

•
Economic Conditions—Many businesses are still experiencing a slow recovery from the severe economic recession. Though optimism is growing, economists and analysts expect that the global recovery will remain modest and uneven in 2014 due in large part to continuing political disagreements in Washington that may cause businesses and consumers to limit spending. Further, softness in the European banking sector and the Japanese fiscal condition continue to lead to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of current global economic conditions and their impact on the United States, and California, where the majority of the Company’s business is produced. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

•
Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. The Company believes that the market is mixed with carriers both raising and decreasing rates depending on individual state profitability and the carriers’ growth appetite.

Technology
Agency systems
In 2013, the Company continued to invest in its web-based agency systems by adding new capabilities and enhanced features such as improved motor vehicle and accident matching and reconciliation. Many agents use comparative raters to evaluate products and prices from different insurance carriers, and the Company has completed integrations with the most popular raters for the private passenger automobile and homeowner lines of business.
A new commission system is anticipated to be released in 2014 that will enhance the efficiency and flexibility of the current commission calculation and payment process.

Customer systems

Customer web capability was expanded in 2013 and allows customers in California, Georgia, and Nevada to bind and pay for new private passenger automobile policies on-line.

Operations systems

Guidewire, a commercially available software solution, was launched in 2010 to replace legacy platforms. As of December 31, 2013, Guidewire for homeowners has been deployed in nine of the Company’s states, for commercial automobile in ten states including California, and for personal automobile in five states. In the next two years, the Company plans to implement Guidewire for California homeowners and private passenger automobile claims processing.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. Insurance rates in California, Georgia, New York, New Jersey, Pennsylvania, and Nevada require prior approval from the state DOI while insurance rates in Illinois, Texas, Virginia, Arizona, and Michigan must only be filed with the state DOI before they are implemented. Oklahoma and Florida have a modified version of prior approval laws. In all states, the insurance code provides that rates must not be excessive, inadequate, or unfairly discriminatory. For the Company’s two largest lines of business, private passenger automobile and homeowners, the Company filed rate increases in thirteen states during 2013.

The California DOI uses rating factor regulations requiring automobile insurance rates to be determined in decreasing order of importance by (1) driving safety record, (2) miles driven per year, (3) years of driving experience, and (4) other factors as determined by the California DOI to have a substantial relationship to the risk of loss and adopted by regulation.

The Company filed for a 3.9% rate increase for its California homeowners line of business in May 2009. After a rate hearing by an ALJ, the Company was ordered by the California Insurance Commissioner to reduce rates by 5.5%. The rate reduction was implemented during the second quarter of 2013. The Company subsequently filed for a rate increase that contained more recent data, and an 8.26% rate increase was approved by the California Insurance Commissioner. The rate increase went into effect in January 2014. In addition, the Company is challenging some of the issues in Superior Court that were raised by the ALJ in the rate hearing.

In January 2013, the California DOI approved an auto body repair regulation intended to strengthen consumer protection. This regulation requires insurers to settle automobile insurance claims using repair standards described by the regulation and not by the insurers' own standards. The new ruling became effective in March 2013. While the impact of the new ruling was minimal during 2013, it may increase the cost of parts for auto repairs in the future.

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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, the ALJ bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Superior Court in April 2012. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Superior Court’s decision was subsequently affirmed on appeal. In January 2013, the ALJ heard various pending motions that had been filed by the Company in June 2011. The ALJ granted certain portions of the California DOI's motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company's motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The ALJ held an evidentiary hearing on the noncompliance portion of the 2004 NNC during April 2013. A mediation was held in September 2013, but the parties were unable to reach a settlement of the matter. Post-hearing briefs have been filed by the Company, the California DOI, and a consumer group. Until the evidentiary record is closed, there is no set timetable for a decision by the ALJ or, thereafter, a decision by the California Insurance Commissioner.

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

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see “Critical Accounting Policies and Estimates” and Note 1 of Notes to Consolidated Financial Statements.

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

The Company calculates a loss reserve point estimate rather than a range. There is inherent uncertainty with estimates and this is particularly true with estimates for loss reserves. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates, and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.

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

The following table presents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	42%	14%
BI claims closed one year after the accident year reported	80%	55%
BI claims closed two years after the accident year reported	94%	81%
BI claims closed three years after the accident year reported	99%	95%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $3,000 to $3,500, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $8,500 to $10,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2013, the Company believes that the accident years that are most likely to develop are the 2011 through 2013 accident years; however, it is possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. The Company is experiencing inflation at a rate that is higher than in recent years. Many potential factors can affect the BI inflation rate, including changes in claims handling process, statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, and gasoline prices, among other factors; however, the magnitude of such impact on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2013, 2012, and 2011, respectively. For example, at December 31, 2013, the loss severity for the amounts recorded at December 31, 2012 changed by (2.2)%, 2.1%, and 1.4% for the 2012, 2011, and 2010 accident years, respectively. Comparatively, at December 31, 2012, the loss severity for the amounts recorded at December 31, 2011 increased by 7.0%, 2.5%, and 0.3% for the 2011, 2010, and 2009 accident years, respectively. The following table presents the effects on the 2013, 2012, and 2011 accident year California BI loss reserves based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/13	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 10% for 2013, 5% for 2012, and 3% for 2011	(B) Pro-forma severity if actual severity is higher by 10% for 2013, 5% for 2012, and 3% for 2011	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2013	29,369	$10,418	6.6%	$9,376	$11,460	$30,602,000	$(30,602,000)
2012	28,016	$9,774	5.8%	$9,285	$10,263	$13,700,000	$(13,700,000)
2011	27,095	$9,234	3.0%	$8,957	$9,511	$7,505,000	$(7,505,000)
2010	27,076	$8,968	—	—	—	—	—
Total Loss Development—Favorable (Unfavorable)						$51,807,000	$(51,807,000)

(1)	Implied inflation rate is calculated by dividing the difference between current and prior year actual recorded severity by the prior year actual recorded severity.
(2) Claim Count Development
The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. Since 2006, for California automobile BI claims, the Company has experienced that approximately 2% to 5% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be.

There are many other potential factors that can affect the number of claims reported after a period end. These factors include changes in weather patterns, a change in the number of litigated files, the number of automobiles insured, and whether the last day of the period falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2013, there were 28,029 BI claims reported for the 2013 accident year and the Company estimates that these are expected to ultimately grow by approximately 5%. The Company believes that while actual development in recent years has ranged between approximately 2% to 5%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range. The following table presents the effect on loss development based on different claim count within the broader possible range at December 31, 2013:
California Bodily Injury Claim Count Reserve Sensitivity Analysis

2013 Accident Year	Claims Reported	Amount Recorded at 12/31/13 at 5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	28,029	29,369	28,029	30,832
Approximate average cost per claim	Not meaningful	$10,418	$10,418	$10,418
Total dollars	Not meaningful	$305,966,000	$292,006,000	$321,208,000
Total Loss Development—Favorable (Unfavorable)			$13,960,000	$(15,242,000)
(3) Unexpected Losses From Older Accident Periods
Unexpected losses are generally not provided for in the current reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulation extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors.

Unexpected losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this risk, the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective, and the Company may have material unexpected losses in future periods. It is also possible that the Company has not identified and established a sufficient reserve for all unexpected large losses occurring in the older accident years, even though a comprehensive claims file review was undertaken. The Company may experience additional development on these reserves.
Discussion of losses and loss reserves and prior period loss development at December 31, 2013
At December 31, 2013 and 2012, the Company recorded its point estimate of approximately $1,039 million and $1,036 million, respectively, in losses and loss adjustment expense liabilities, which include $409.2 million and $408.9 million, respectively, of IBNR loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2013 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

During 2013, the Company recorded catastrophe losses of approximately $17 million which were primarily due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions during the second quarter.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2013, the Company reported unfavorable development of approximately $3 million on the 2012 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2012 totaled approximately $1,036 million. The unfavorable development in 2013 is largely from Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry.

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

Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, a total return swap, interest rate swaps, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.5% of the fair value of financial instruments held at December 31, 2013 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes
At December 31, 2013, the Company’s deferred income taxes were in a net asset position materially due to deferred tax assets resulting from unearned premiums, AMT and other tax credit carryforwards, loss reserve discounting, and expense accruals. These deferred tax assets were substantially offset by deferred tax liabilities generated by deferred policy acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company's deferred tax assets, which are ordinary in character, takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities which represent sources of future ordinary taxable income.

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, each of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at year-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into a sale-leaseback transaction using one or more of its appreciated real estate holdings.

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

The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was 15.1% for 2013, compared to 13.6% for 2012. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income and an increase in the provision for the Company's state income tax uncertainties. The Company’s effective tax rate for the year ended December 31, 2013 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Net premiums written and net premiums earned in 2013 increased 2.9% and 4.8%, respectively, from 2012. The increase in net premiums written was primarily due to higher average premiums per policy which primarily resulted from the October 2012 4% rate increase on California private passenger automobile policies as well as rate increases taken in non-California states. In addition, the Company implemented a 6.9% rate increase in July 2013 on private passenger automobile policies written in CAIC, which represented approximately 22% of total California private passenger automobile net premiums written as of December 31, 2013.

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

	2013	2012
	(Amounts in thousands)
Net premiums written	$2,728,999	$2,651,731
Change in net unearned premium	(30,812)	(76,811)
Net premiums earned	$2,698,187	$2,574,920

Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	2013	2012
Loss ratio	72.7%	76.2%
Expense ratio	26.9%	26.6%
Combined ratio	99.6%	102.8%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $3 million and $42 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2013 and 2012, respectively. The 2013 loss ratio was also negatively impacted by a total of $17 million of catastrophe losses mostly due to tornadoes in Oklahoma and severe storms in the Midwest and Southeast regions during 2013. The unfavorable development in 2012 was largely the result of re-estimates of California BI losses which experienced both higher average severities and more late reported claims than originally estimated at December 31, 2012. The 2012 loss ratio was also negatively impacted by a total of $39 million of catastrophe losses mostly due to Hurricane Sandy and wind and hail storms in the Midwest region during 2012. Excluding the effect of estimated prior periods' loss development and catastrophe losses, the loss ratio was 72.0% and 73.0% for the years ended December 31, 2013 and 2012, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned and did not materially change in 2013 compared to 2012. The 2013 expense ratio was affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The charges added 0.1 point to the expense ratio and 0.3 point to the loss adjustment expense portion of the loss ratio. The Company expects future savings of approximately $12 million per year as a result of the workforce reduction and operational consolidation.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $20.0 million and $18.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in income tax expense was due to the recognition of additional state income tax expense.
Investments
The following table presents the investment results of the Company:

	2013	2012
	(Amounts in thousands)
Average invested assets at cost (1)	$3,028,198	$3,011,143
Net investment income (2)
Before income taxes	$124,538	$131,896
After income taxes	$109,506	$115,359
Average annual yield on investments (2)
Before income taxes	4.1%	4.4%
After income taxes	3.6%	3.8%
Net realized investment (losses) gains	$(11,422)	$66,380
__________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost is based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during a low interest rate environment.

Included in net income are net realized investment losses of $11.4 million and gains of $66.4 million in 2013 and 2012, respectively. Net realized investment (losses) gains include losses of $44.0 million and gains of $45.5 million in 2013 and 2012, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net losses during 2013 arise from a $100.7 million market value decrease in the Company's fixed maturity securities offset by a $56.8 million market value increase in its equity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were negatively affected by the overall municipal market decline for 2013. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets for 2013. The net gains during 2012 arise from $36.3 million and $9.2 million market value increases in the Company’s fixed maturity and equity securities, respectively. The primary cause of the increase in the value of the Company's fixed maturity and equity securities was the overall improvement in the municipal bond market and the equity market in 2012.

Net Income
Net income was $112.1 million or $2.04 per share (basic and diluted), and $116.9 million or $2.13 per share (basic and diluted) in 2013 and 2012, respectively. Diluted per share results were based on a weighted average of 55.0 million and 54.9 million shares in 2013 and 2012, respectively. Included in net income per share were net realized investment losses, net of income taxes, of $0.14 and gains, net of income taxes, of $0.79 per share (basic and diluted) in 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Net premiums earned and net premiums written in 2012 increased 0.3% and 3.0%, respectively, from 2011. Net premiums written by the Company's California operations and non-California operations increased by $73.3 million and $3.1 million, respectively, from 2011. The increase in net premiums written was primarily due to an increase in the number of policies-in-force and slightly higher average premiums per policy. The increase in average premiums per policy partially reflected a modest shift for the California personal automobile line from six-month policies to twelve-month policies. Premiums on twelve-month policies are typically twice that of six-month policies. For 2012, fewer than 5% of California personal automobile policies were written on a twelve-month basis and more than 95% were written on a six-month basis, whereas in 2011, fewer than 1% of the California personal automobile policies were written on a twelve-month basis and over 99% were written on a six-month basis. In addition, the Company increased private passenger automobile insurance rates in twelve non-California states and grew its homeowners business in several non-California states during 2012.

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

The Company’s loss ratio was affected by unfavorable development of approximately $42 million and $18 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2012 and 2011, respectively. The unfavorable development in 2012 was largely the result of re-estimates of California BI losses which experienced both higher average severities and more late reported claims than originally estimated at December 31, 2011. The 2012 loss ratio was also negatively impacted by a total of $39 million of catastrophe losses mostly due to Hurricane Sandy and wind and hail storms in the Midwest region during 2012. In addition, the 2012 loss ratio was negatively impacted by rising loss frequency and increasing severity on the California private passenger automobile line of business. The 2011 loss ratio was negatively impacted by a total of $18 million of catastrophe losses due to California winter storms, Hurricane Irene, and Georgia tornadoes during 2011.

The improvement in the expense ratio in 2012 was mainly due to ongoing cost reduction efforts and lower profitability related expenses.

Income tax expenses were $18.4 million and $53.9 million for the years ended December 31, 2012 and 2011, respectively. The decrease in income tax expense resulted from decreased taxable income in 2012.
Investments
The following table presents the investment results of the Company:

	2012	2011
	(Amounts in thousands)
Average invested assets at cost (1)	$3,011,143	$3,004,588
Net investment income (2)
Before income taxes	$131,896	$140,947
After income taxes	$115,359	$124,708
Average annual yield on investments (2)
Before income taxes	4.4%	4.7%
After income taxes	3.8%	4.2%
Net realized investment gains	$66,380	$58,397
__________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost is based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during a low interest rate environment.

Included in net income were net realized investment gains of $66.4 million and $58.4 million in 2012 and 2011, respectively. Net realized investment gains included gains of $45.5 million and $31.3 million in 2012 and 2011, respectively, due to changes in the fair value of total investments pursuant to application of the fair value accounting option. The net gains during 2012 arose from $36.3 million and $9.2 million market value increases in the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represented the majority of the fixed maturity portfolio, which was positively affected by the overall municipal market improvement for 2012. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets for 2012. The net gains during 2011 arose from a $62.1 million market value increase in the Company's fixed maturity securities offset by a $30.9 million market value decline in its equity securities.
Net Income
Net income was $116.9 million or $2.13 per share (basic and diluted) and $191.2 million or $3.49 per share (basic and diluted) in 2012 and 2011, respectively. Diluted per share results were based on a weighted average of 54.9 million and 54.8 million shares in 2012 and 2011, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.79 and $0.69 per share (basic and diluted) in 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $260 million in 2014 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of approximately $120 million during 2013. As of December 31, 2013, Mercury General had approximately $87 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.
B. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and therefore, does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $582.3 million at December 31, 2013 as well as $150 million of credit available on a $200 million revolving credit facility, the Company believes its cash flow is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company's liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2013 was $209.8 million, an increase of $61.7 million compared to 2012. The increase was primarily due to increased premiums collected and reduced operating expenses, offset by an increase in paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders. Funds derived from the sale, redemption, or maturity of fixed maturity investments of $571.7 million were primarily reinvested by the Company in high grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2013 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$59,117
Due after one year through two years	55,773
Due after two years through three years	110,949
Due after three years through four years	96,315
Due after four years through five years	73,552
$395,706

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2013:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$15,994	$16,096
Municipal securities	2,201,047	2,235,323
Mortgage-backed securities	37,848	40,247
Corporate securities	264,172	264,685
Collateralized debt obligations	3,981	4,302
	2,523,042	2,560,653
Equity securities:
Common stock:
Public utilities	81,128	85,287
Banks, trusts and insurance companies	1,610	2,927
Energy and other	101,455	151,554
Non-redeemable preferred stock	29,740	29,567
Partnership interest in a private credit fund	10,000	12,548
	223,933	281,883
Short-term investments	315,886	315,776
Total investments	$3,062,861	$3,158,312
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2013, 70.6% of the Company’s total investment portfolio at fair value and 87.1% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At December 31, 2013, 83.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in subprime lenders.

During 2013, the Company recognized $11.4 million in net realized investment losses, which primarily included losses of $95.2 million and gains of $80.9 million related to fixed maturity and equity securities, respectively. Included in the gains and losses were $100.7 million in losses and $56.8 million in gains due to changes in the fair value of the Company's fixed maturity and equity security portfolio, respectively, as a result of applying the fair value accounting option.

During 2012, the Company recognized $66.4 million in net realized investment gains, which primarily included gains of $47.7 million and $16.7 million related to fixed maturity and equity securities, respectively. Included in the gains were $36.3 million and $9.2 million in gains due to changes in the fair value of the Company’s fixed maturity and equity security portfolio, respectively, as a result of applying the fair value accounting option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 13.3 years and 12.2 years (12.1 years and 11.0 years including all short-term instruments) at December 31, 2013 and 2012, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 5.2 years and 3.7 years (4.7 years and 3.3 years including all short-term instruments) at December 31, 2013 and 2012, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.9 years and 3.1 years, (3.6 years and 2.8 years including all short-term instruments), including collateralized mortgage obligations with a modified duration of 2.3 years and 3.2 years at December 31, 2013 and 2012, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA-, at fair value, consistent with the average rating at December 31, 2012. To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At December 31, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $35.0 million and $13.1 million, respectively, at fair value, and represented 1.4% and 0.5%, respectively, of total fixed maturity securities. At December 31, 2012, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $47.4 million, respectively, at fair value, and represented 1.7% and 2.0%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2013 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable as compared to the prior year, with 83.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 9.3% of fixed maturity securities at fair value experienced downgrades, partially offset by 7.6% in credit upgrades. A majority of the downgrades were slight and still within the investment grade portfolio, except for $7.4 million at fair value that were downgraded to below investment grade during 2013.

	December 31, 2013
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$12,747	$0	$0	$0	$0	$12,747
Government Agency	3,349	0	0	0	0	3,349
Total	16,096	0	0	0	0	16,096
	100.0%					100.0%
Municipal securities:
Insured	6,667	334,350	624,301	20,513	15,175	1,001,006
Uninsured	232,494	337,398	487,889	170,535	6,001	1,234,317
Total	239,161	671,748	1,112,190	191,048	21,176	2,235,323
	10.7%	30.1%	49.8%	8.5%	0.9%	100.0%
Mortgage-backed securities:
Commercial	0	0	11,519	10,339	0	21,858
Agencies	6,942	0	0	0	0	6,942
Non-agencies:
Prime	28	462	679	1,615	1,692	4,476
Alt-A	0	19	1,451	0	5,501	6,971
Total	6,970	481	13,649	11,954	7,193	40,247
	17.3%	1.2%	33.9%	29.7%	17.9%	100.0%
Corporate securities:
Communications	0	0	6,186	4,202	0	10,388
Consumer—cyclical	0	0	6,797	5,555	0	12,352
Consumer—non-cyclical	0	0	0	16,781	0	16,781
Energy	0	0	0	70,881	6,704	77,585
Financial	0	15,876	35,308	54,014	7,835	113,033
Industrial	0	0	1,166	5,707	1,758	8,631
Technology	0	0	0	9,404	3,454	12,858
Basic materials	0	0	0	8,614	0	8,614
Utilities	0	0	2,069	2,374	0	4,443
Total	0	15,876	51,526	177,532	19,751	264,685
		6.0%	19.5%	67.1%	7.4%	100.0%
Collateralized debt obligations:
Corporate	4,302	0	0	0	0	4,302
Total	4,302	0	0	0	0	4,302
	100.0%					100.0%
Total	$266,529	$688,105	$1,177,365	$380,534	$48,120	$2,560,653
	10.4%	26.9%	46.0%	14.8%	1.9%	100.0%
__________

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had $23.0 million, 0.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. In 2013, while Moody's and S&P affirmed AAA and AA+ ratings, respectively, with a stable outlook, Fitch warned of a potential downgrade from AAA if the debt limit is not raised in time. Fitch has indicated that it will determine if a downgrade is necessary at the end of the first quarter of 2014. These rating agencies’ concerns indicate declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.
(1) Municipal Securities
The Company had $2.2 billion at fair value and amortized cost in municipal bonds at December 31, 2013, of which $1.0 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2013.

At December 31, 2013, the bond insurers providing credit enhancement were Assured Guaranty Corporation and National Public Finance Guarantee Corporation, which covered approximately 25% of the insured municipal securities. The average rating of the Company’s insured municipal bonds by these bond insurers was A, with an underlying rating of A-. Most of the insured bonds' ratings were investment grade and reflected the credit of underlying issuer. 8.6% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.

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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $7.0 million and $8.2 million ($6.3 million and $7.3 million at amortized cost) of Alt-A mortgages at December 31, 2013 and 2012, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $21.9 million and $4.3 million ($21.8 million and $4.2 million at amortized cost) in commercial mortgage-backed securities at December 31, 2013 and 2012, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage backed securities portfolio was BBB+ as of December 31, 2013.
(3) Corporate Securities
Included in fixed maturity securities are $264.7 million and $155.6 million of corporate securities, which had durations of 3.4 and 1.8 years, at December 31, 2013 and 2012, respectively. The weighted-average rating was BBB as of December 31, 2013 and 2012.
(4) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $4.3 million and $42.8 million, which represent 0.1% and 1.3% of the total investment portfolio and had durations of 0.01 years and 0.47 years, at December 31, 2013 and 2012, respectively.

Equity Securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains in 2013 due to changes in fair value of the Company’s equity portfolio were $56.8 million. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2013, 8.9% of the total investment portfolio at fair value was held in equity securities, compared to 15.0% at December 31, 2012. During the second half of 2013, the Company sold a significant portion of its equity portfolio to improve the asset risk profile in its insurance subsidiaries and to lock in and realize gains that resulted from the large stock market appreciation that occurred during 2013. Those gains can be utilized to offset capital losses for tax purposes within the next three years.

The following table presents the equity security portfolio by industry sector for 2013 and 2012:

	December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$5,401	$7,759	$37,407	$32,862
Communications	3,899	4,538	8,970	10,428
Consumer—cyclical	8,095	8,241	8,337	7,658
Consumer—non-cyclical	1,830	2,836	9,498	10,162
Energy	75,093	121,662	242,961	246,209
Financial	25,242	25,627	27,553	30,075
Funds	10,000	12,548	10,264	11,579
Industrial	5,571	5,260	32,697	29,188
Technology	2,503	2,715	10,567	8,635
Utilities	86,299	90,697	87,705	90,292
	$223,933	$281,883	$475,959	$477,088
D. Debt
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2013	2012
				(Amounts in thousands)

Secured credit facility	Bank of America	LIBOR plus 40 basis points	July 31, 2016	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	January 2, 2015	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	June 30, 2018	50,000	0
Total				$190,000	$140,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company's debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. In 2013, the interest rate was LIBOR plus 112.5 basis points on the $50 million of borrowings and 12.5 basis points on the undrawn portions of the credit facility.

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and RBC ratio. The Company was in compliance with all of its loan covenants at December 31, 2013.

For a further discussion, see Notes 6 and 7 of Notes to Consolidated Financial Statements.
E. Capital Expenditures
In 2013, the Company made capital expenditures, including capitalized software, of approximately $19 million primarily related to Information Technology.

F. Regulatory Capital Requirement
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2013, 2012, and 2011 each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratio was less than 800% of the authorized control level RBC as of December 31, 2013, 2012, and 2011, respectively. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at December 31, 2013, and net premiums written of $2.7 billion, the ratio of premiums written to surplus was 1.8 to 1.

Beginning in 2015, insurance companies will be required to file an ORSA with the insurance regulators in their state of domicile. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA will be used by the state insurance regulator to evaluate the risk exposure and quality of the risk management processes within the insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2013 are summarized as follows:

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$216,806	$1,905	$21,787	$121,491	$1,082	$70,541	$0
Lease obligations(2)	44,633	13,282	11,214	9,510	7,345	3,112	170
Losses and loss adjustment expenses(3)	1,038,984	587,906	254,798	124,583	47,740	23,957	0
Total Contractual Obligations	$1,300,423	$603,093	$287,799	$255,584	$56,167	$97,610	$170
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2013 because the debt amounts above include interest, calculated at the most recent LIBOR rate and bank margin in effect, and an additional draw of $20 million made subsequent to December 31, 2013.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019.

(3)
Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2013. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $8.4 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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

Credit risk
Credit risk is due to uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2013, the estimated weighted-average credit quality rating of the fixed maturities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2012. Historically, the ten-year default rate for municipal bonds rated AA by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 87.3% of its fixed maturity portfolio at December 31, 2013, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2013:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$360,209	A+
Texas	355,598	AA-
Florida	204,916	A+
Indiana	131,846	A+
Illinois	131,264	A+
Other states	1,051,490	A+
Total	$2,235,323
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as California and Texas. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 12.9% of the Company’s fixed maturity portfolio. 6.9% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (agencies), which were rated AAA at December 31, 2013. 7.0% of the Company’s taxable fixed maturity securities, representing 0.9% of the total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At December 31, 2013, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $239.8 million in common stocks, $29.6 million in non-redeemable preferred stocks, and $12.5 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests proportionately more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 7.6% of total investments at fair value. During the second half of 2013, the Company sold a significant portion of its equity portfolio to improve the asset risk profile in its insurance subsidiaries and to lock in and realize gains that resulted from the large stock market appreciation on that occurred during 2013. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market. Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company's common stock portfolio at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Amounts in thousands, except average Beta)
Average Beta	0.93	1.06
Hypothetical reduction in the overall value of the stock market of 25%	$55,746	$120,332
Hypothetical reduction in the overall value of the stock market of 50%	$111,492	$240,663

After reducing the size of the Company’s equity portfolio during 2013, the portfolio at December 31, 2013 had both a lower Beta and a lower total amount invested in common stocks . Therefore, the impact that large market corrections could have on the equity portfolio was lower at December 31, 2013 than at December 31, 2012.

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
The value of the fixed maturity portfolio, which represented 81.1% of total investment at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The increased investment in municipal bonds with relatively longer duration in 2013 coupled with a rise in interest rates during the second quarter resulted in an increase in the duration of the Company's portfolio. Consequently, the modified duration of the bond portfolio reflecting anticipated early calls was 3.9 years at December 31, 2013 compared to 3.1 years and 3.7 years at December 31, 2012 and 2011, respectively. Given a hypothetical parallel increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at December 31, 2013 would decrease by $101.9 million or $203.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	51

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2013 and 2012	53
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2013	54
Consolidated Statements of Shareholders’ Equity for Each of the Years in the Three-Year Period Ended December 31, 2013	55
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2013	56
Notes to Consolidated Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
February 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited Mercury General Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 10, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
February 10, 2014

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,523,042; $2,270,903)	$2,560,653	$2,408,354
Equity securities (cost $223,933; $475,959)	281,883	477,088
Short-term investments (cost $315,886; $294,607)	315,776	294,653
Total investments	3,158,312	3,180,095
Cash	266,508	158,183
Receivables:
Premiums	366,075	345,387
Accrued investment income	36,120	31,109
Other	23,029	17,756
Total receivables	425,224	394,252
Deferred policy acquisition costs	194,466	185,910
Fixed assets, net	156,716	161,940
Current income taxes	0	7,058
Deferred income taxes	15,220	0
Goodwill	42,796	42,796
Other intangible assets, net	41,603	47,589
Other assets	14,336	11,863
Total assets	$4,315,181	$4,189,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,038,984	$1,036,123
Unearned premiums	953,527	920,429
Notes payable	190,000	140,000
Accounts payable and accrued expenses	127,663	96,220
Current income taxes	11,856	0
Deferred income taxes	0	445
Other liabilities	170,665	153,972
Total liabilities	2,492,695	2,347,189
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 54,975; 54,922	81,591	79,380
Additional paid-in capital	411	0
Retained earnings	1,740,484	1,763,117
Total shareholders’ equity	1,822,486	1,842,497
Total liabilities and shareholders’ equity	$4,315,181	$4,189,686

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net premiums earned	$2,698,187	$2,574,920	$2,566,057
Net investment income	124,538	131,896	140,947
Net realized investment (losses) gains	(11,422)	66,380	58,397
Other	9,738	10,174	11,884
Total revenues	2,821,041	2,783,370	2,777,285
Expenses:
Losses and loss adjustment expenses	1,962,690	1,961,448	1,829,205
Policy acquisition costs	505,517	477,788	481,721
Other operating expenses	219,478	207,281	215,711
Interest	1,260	1,543	5,549
Total expenses	2,688,945	2,648,060	2,532,186
Income before income taxes	132,096	135,310	245,099
Income tax expense	19,953	18,399	53,935
Net income	$112,143	$116,911	$191,164
Net income per share:
Basic	$2.04	$2.13	$3.49
Diluted	$2.04	$2.13	$3.49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$112,143	$116,911	$191,164
Other comprehensive income, before tax:
Gains on hedging instrument	0	0	1,139
Other comprehensive income, before tax	0	0	1,139
Income tax expense related to gains on hedging instrument	0	0	399
Other comprehensive income, net of tax:	0	0	740
Comprehensive income	$112,143	$116,911	$191,904

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Common stock, beginning of year	$79,380	$76,634	$74,188
Proceeds of stock options exercised	1,884	2,492	1,951
Share-based compensation expense	125	168	439
Tax benefit on sales of incentive stock options	202	86	56
Common stock, end of year	81,591	79,380	76,634
Additional paid in capital, beginning of year	0	538	78
Share-based compensation expense	849	(538)	460
Exercise of stock options	(438)	0	0
Additional paid in capital, end of year	411	0	538
Accumulated other comprehensive income (loss), beginning of year	0	0	(740)
Other comprehensive income, net of tax	0	0	740
Accumulated other comprehensive income, end of year	0	0	0
Retained earnings, beginning of year	1,763,117	1,780,311	1,721,289
Net income	112,143	116,911	191,164
Dividends paid to shareholders	(134,776)	(134,105)	(132,142)
Retained earnings, end of year	1,740,484	1,763,117	1,780,311
Total shareholders’ equity	$1,822,486	$1,842,497	$1,857,483

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,143	$116,911	$191,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,587	36,974	40,657
Net realized investment losses (gains)	11,422	(66,380)	(58,397)
Bond amortization, net	12,529	6,757	4,615
Excess tax benefit from exercise of stock options	(202)	(86)	(56)
Increase in premiums receivable	(20,688)	(56,588)	(7,819)
Changes in current and deferred income taxes	3,451	(83)	45,431
Increase in deferred policy acquisition costs	(8,556)	(14,480)	(851)
Increase (decrease) in unpaid losses and loss adjustment expenses	2,861	50,844	(48,926)
Increase in unearned premiums	33,098	77,002	10,048
Increase (decrease) in accounts payable and accrued expenses	30,367	1,197	(9,985)
Share-based compensation	974	(370)	899
Increase (decrease) in other payables	12,135	2,545	(4,142)
Other, net	(10,317)	(6,181)	(4,113)
Net cash provided by operating activities	209,804	148,062	158,525
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(831,796)	(590,562)	(379,963)
Sales	228,116	139,860	217,535
Calls or maturities	343,628	528,886	418,616
Equity securities available for sale in nature:
Purchases	(596,883)	(358,216)	(351,198)
Sales	872,997	277,272	325,562
Calls	0	923	0
Changes in securities payable and receivable	1,702	1,919	(9,137)
Net increase in short-term investments	(20,005)	(58,949)	(93,737)
Purchase of fixed assets	(18,671)	(15,177)	(18,079)
Sale of fixed assets	820	2,044	2,990
Other, net	1,741	2,255	12,026
Net cash (used in) provided by investing activities	(18,351)	(69,745)	124,615
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(134,776)	(134,105)	(132,142)
Excess tax benefit from exercise of stock options	202	86	56
Payment to retire senior notes	0	0	(125,000)
Payoff bank loan	0	0	(18,000)
Proceeds from stock options exercised	1,446	2,492	1,951
Proceeds from bank loan	50,000	0	20,000
Net cash used in financing activities	(83,128)	(131,527)	(253,135)
Net increase (decrease) in cash	108,325	(53,210)	30,005
Cash:
Beginning of year	158,183	211,393	181,388
End of year	$266,508	$158,183	$211,393
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$998	$1,690	$6,193
Income taxes paid	$16,503	$18,481	$8,503

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES STATEMENTS TO CONSOLIDATED FINANCIAL
1. Summary of Significant Accounting Policies
General
Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 Insurance Companies in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile lines of insurance exceeded 79% of the Company’s direct premiums written in 2013, 2012, and 2011, of which approximately 81%, 78%, and 77% of the private passenger automobile premiums were written in California during 2013, 2012, and 2011, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company (“MCC”)	Mercury National Insurance Company
Mercury Insurance Company (“MIC”)	American Mercury Insurance Company
California Automobile Insurance Company (“CAIC”)	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC (“AFL”)(3)	PoliSeek AIS Insurance Solutions, Inc.
Concord Insurance Services, Inc.(4)	Mercury Group, Inc.(5)
American Mercury MGA, Inc.(5)
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle formed in 2013.

(4)	Inactive company dissolved in 2013.

(5)	Inactive companies dissolved in 2012.

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

Investments
The Company applies the fair value option to all fixed maturities and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment (losses) gains, while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the Financial Accounting Standards Board (“FASB”) for accounting for financial instruments. See Note 2 for additional information regarding the fair value option.

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

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.1 million and $0.2 million were included in other liabilities at December 31, 2013 and 2012, respectively.
Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, a total return swap, interest rate swaps, accounts payable, equity contracts, and secured and unsecured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including $4.3 million and $12.5 million of fixed maturities and equity securities, respectively, which are valued based on broker quotes for underlying debt and credit instruments and an estimated benchmark spread for similar assets in active markets. The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 3, is estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. The fair value of the Company's $50 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 3, is based on the unadjusted quoted price for similar notes in active markets. See Note 3 for methods and assumptions used in estimating fair values of the total return swap, interest rate swaps, and equity contracts. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at December 31, 2013 and 2012.

	December 31,
	2013	2012
	(Amounts in thousands)
Assets
Investments	$3,158,312	$3,180,095
Total return swap	$1,650	$0
Liabilities
Interest rate swap agreements	$0	$103
Equity contracts	$140	$175
Secured notes	$140,000	$140,000
Unsecured note	$50,000	$0
Total Return Swap
In 2013, the Company formed and consolidated AFL, a special purpose investment vehicle. The Company is the sole managing member in AFL. On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank, N.A. (“Citibank”). Under the total return swap agreement, AFL receives the income equivalent on underlying obligations and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $149 million as of December 31, 2013. The total return swap agreement is secured by approximately $40 million of U.S. Treasuries as collateral, which is included in short-term investments on the consolidated balance sheets. In the event of a significant erosion in market value, AFL's position in the loan portfolio will be reduced and the Company has the option to add additional capital or terminate the total return swap agreement.
Securities on Deposit
The Company's 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) have securities deposited with the Department of Insurance or similar governmental agency of each state in which it is licensed to operate (“DOI”) as required by statute with fair values of approximately $17 million and $16 million at December 31, 2013 and 2012, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $505.5 million, $477.8 million, and $481.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $20 million, $19 million, and $21 million during the years ended December 31, 2013, 2012, and 2011, respectively.
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. The Company recorded no impairment charges during the three years ended December 31, 2013.

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

The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of December 31, 2013 and 2012, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed on a monthly pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $2.73 billion, $2.65 billion, and $2.58 billion in 2013, 2012, and 2011, respectively.
Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the development of prior years’ loss liabilities. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are reestimated. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims, such as those involving the Company’s bodily injury (BI) coverages. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. Since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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

Derivative Financial Instruments
The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability, measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include a total return swap and interest rate swaps. See Note 7.

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2013 and 2012, potential dilutive common stocks consist of outstanding stock options. Note 15 contains the required disclosures relating to the calculation of basic and diluted earnings per share.

Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company does not have any operations that require separate disclosure as reportable operating segments for the periods presented.

The annual direct premiums written attributable to the Company's lines of insurance were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Private passenger automobile	$2,165,557	$2,140,531	$2,105,602
Homeowners	340,013	318,295	285,188
Commercial automobile	104,689	74,655	75,642
Other lines	127,213	122,239	113,251
Total	$2,737,472	$2,655,720	$2,579,683
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

At December 31, 2013, the Company’s deferred income taxes were in a net asset position which included a combination of ordinary and capital deferred tax benefits. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

Under the Company's 2005 Incentive Award Plan (the “2005 Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2013	2012	2011
Three-year performance period ending December 31,	2015	2014	2013
Vesting shares, target	84,500	89,000	80,000
Vesting shares, maximum	190,125	200,250	120,000

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company's Board of Directors. 2011 grants vest based on the Company's cumulative underwriting income. 2012 grants vest based on the Company's cumulative underwriting income and net premium written growth. 2013 grants vest based on the Company's cumulative underwriting income, annual underwriting income, and net premiums written growth.

The fair value of each restricted stock unit grant was determined based on the market price on the date of grant. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. For the 2012 and 2011 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed as of December 31, 2013. See Note 14 for additional disclosures.

Recently Issued Accounting Standards
In July 2013, the FASB issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2013. The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.

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

2. Investments

The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Fixed maturity securities	$(100,703)	$36,317	$62,149
Equity securities	56,822	9,158	(30,879)
Short-term investments	(156)	34	19
Total	$(44,037)	$45,509	$31,289

A summary of net realized investment (losses) gains is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net realized (losses) gains from investments and other liabilities:
Fixed maturity securities	$(95,225)	$47,707	$54,112
Equity securities	80,910	16,679	(4,854)
Short-term investments	(1,059)	(686)	139
Total return swap	2,176	0	0
Options	1,776	2,680	9,000
Total	$(11,422)	$66,380	$58,397

Gross gains and losses realized on the sales of investments, excluding options, are shown below:

	Year Ended December 31,
	2013			2012			2011
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$9,320	$(3,842)	$5,478	$11,473	$(83)	$11,390	$2,675	$(10,712)	$(8,037)
Equity securities	82,385	(58,297)	24,088	19,538	(12,017)	7,521	41,872	(15,847)	26,025
Short-term investments	0	(903)	(903)	2	(722)	(720)	120	0	120
Contractual Maturity
At December 31, 2013, fixed maturity holdings rated below investment grade and non-rated comprised 1.5% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$59,117
Due after one year through five years	336,590
Due after five years through ten years	564,076
Due after ten years	1,600,870
Total	$2,560,653

Investment Income
A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Fixed maturity securities	$107,926	$117,557	$130,895
Equity securities	18,249	15,831	10,869
Short-term investments	2,702	2,073	1,747
Total investment income	$128,877	$135,461	$143,511
Less: investment expense	(4,339)	(3,565)	(2,564)
Net investment income	$124,538	$131,896	$140,947

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

The Company obtained unadjusted fair values on 99.5% of its portfolio from an independent pricing service. For 0.5% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2013.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $21.9 million and $4.3 million at December 31, 2013 and 2012, respectively, in commercial mortgage-backed securities.
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

Total return swap/Interest rate swap: Valued based on models using inputs, such as interest rate yield curves, underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets, observable for substantially the full term of the contract.
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

The Company’s financial instruments, at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment (losses) gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,096	$0	$0	$16,096
Municipal securities	0	2,235,323	0	2,235,323
Mortgage-backed securities	0	40,247	0	40,247
Corporate securities	0	264,685	0	264,685
Collateralized debt obligations	0	0	4,302	4,302
Equity securities:
Common stock:
Public utilities	85,287	0	0	85,287
Banks, trusts and insurance companies	2,927	0	0	2,927
Energy and other	151,554	0	0	151,554
Non-redeemable preferred stock	0	29,567	0	29,567
Partnership interest in a private credit fund	0	0	12,548	12,548
Short-term bonds	39,998	12,890	0	52,888
Money market instruments	262,888	0	0	262,888
Total return swap	0	1,650	0	1,650
Total assets at fair value	$558,750	$2,584,362	$16,850	$3,159,962
Liabilities
Equity contracts	140	0	0	140
Total liabilities at fair value	$140	$0	$0	$140

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$14,204	$0	$0	$14,204
Municipal securities	0	2,165,095	0	2,165,095
Mortgage-backed securities	0	30,703	0	30,703
Corporate securities	0	155,551	0	155,551
Collateralized debt obligations	0	0	42,801	42,801
Equity securities:
Common stock:
Public utilities	85,106	0	0	85,106
Banks, trusts and insurance companies	22,166	0	0	22,166
Energy and other	346,809	0	0	346,809
Non-redeemable preferred stock	0	11,701	0	11,701
Partnership interest in a private credit fund	0	0	11,306	11,306
Short-term bonds	0	24,530	0	24,530
Money market instruments	270,123	0	0	270,123
Total assets at fair value	$738,408	$2,387,580	$54,107	$3,180,095
Liabilities
Equity contracts	$175	$0	$0	$175
Interest rate swap agreements	0	103	0	103
Total liabilities at fair value	$175	$103	$0	$278

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	2013		2012
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$42,801	$11,306	$47,503	$10,008
Realized gains included in earnings	740	1,242	7,975	1,298
Purchase	0	0	25,000	0
Sales	(30,975)	0	(37,677)	0
Settlements	(8,264)	0	0	0
Ending Balance	$4,302	$12,548	$42,801	$11,306
The amount of total gains (losses) for the period included in earnings attributable to assets still held at December 31	$321	$1,242	$(3,017)	$1,298

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2013 or 2012.

At December 31, 2013, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets
Fixed assets consist of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Land	$26,770	$26,770
Buildings and improvements	127,940	126,726
Furniture and equipment	108,819	106,788
Capitalized software	147,140	133,477
Leasehold improvements	8,610	7,593
	419,279	401,354
Less accumulated depreciation and amortization	(262,563)	(239,414)
Fixed assets, net	$156,716	$161,940

Depreciation expense including amortization of leasehold improvements was $24.6 million, $30.8 million, and $34.3 million during 2013, 2012, and 2011, respectively.

5. Deferred Policy Acquisition Costs
Deferred policy acquisition costs are as follows:

	December 31,
	2013	2012	2011
	(Amounts in thousands)
Balance, beginning of year	$185,910	$171,430	$170,579
Policy acquisition costs deferred	514,073	492,268	482,572
Amortization	(505,517)	(477,788)	(481,721)
Balance, end of year	$194,466	$185,910	$171,430

6. Notes Payable
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2013	2012
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	July 31, 2016	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	January 2, 2015	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	June 30, 2018	50,000	0
Total				$190,000	$140,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company's debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. In 2013, the interest rate was LIBOR plus 112.5 basis points on the $50 million of borrowings and 12.5 basis points on the undrawn portions of the credit facility.

The $120 million credit facility and $20 million bank loan are secured by municipal bonds held as collateral. These secured notes call for the collateral requirement to be greater than the loan amount. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond.

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk-based capital (“RBC”) ratio. The Company was in compliance with all of its loan covenants at December 31, 2013.

The aggregated maturities for notes payable are as follows:

Year	Maturity
(Amounts in thousands)
2014	$0
2015	$20,000
2016	$120,000
2017	$0
2018	$50,000

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

On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $149 million as of December 31, 2013. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which is included in short-term investments on the consolidated balance sheets.

On February 6, 2009, the Company entered into an interest rate swap of its floating LIBOR rate on a $120 million credit facility for a fixed rate of 1.93% that matured on January 3, 2012. The purpose of the swap was to offset the variability of cash flows resulting from the variable interest rate. The swap was not designated as a hedge and changes in the fair value were adjusted through the consolidated statements of operations in the period of change.

On March 3, 2008, the Company entered into an interest rate swap of its floating LIBOR rate on a Bank of America $18 million LIBOR plus 50 basis points loan for a fixed rate of 4.25% that matured on March 1, 2013. The swap was designated as a cash flow hedge and the fair market value of the interest rate swap was reported as a component of other comprehensive income and amortized into earnings over the term of the hedged transaction. On October 4, 2011, the Company refinanced the $18 million loan that was scheduled to mature on March 1, 2013 with a Union Bank $20 million LIBOR plus 40 basis points loan that matures on January 2, 2015. The related interest swap was deemed to become ineffective and was no longer designated as a hedge. The related interest rate swap expired on March 1, 2013.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(Amounts in thousands)
Total return swap - Other assets	$1,650	$0	$0	$0
Equity contracts - Other liabilities	0	0	(140)	(175)
Interest rate swap - Other liabilities	0	0	0	(103)
Total derivatives	$1,650	$0	$(140)	$(278)

	Gain Recognized in Comprehensive Income
	Year Ended December 31,
Derivatives Contracts for Cash Flow Hedges	2013	2012	2011
	(Amounts in thousands)
Interest rate contracts—Other comprehensive income	$0	$0	$1,139

	Gain Recognized in Income
	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Total return swap - Net realized investment (losses) gains	$2,177	$0	$0
Equity contracts—Net realized investment (losses) gains	1,776	2,680	9,000
Interest rate contract - Other revenue	103	567	1,232
Total	$4,056	$3,247	$10,232

Most equity contracts consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding equity contracts, see Note 3.

8. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the year ended December 31, 2013. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of December 31, 2013 and 2012.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2013:
Customer relationships	$51,755	$(24,494)	$27,261	11
Trade names	15,400	(3,208)	12,192	24
Technology	4,300	(2,150)	2,150	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(32,127)	$41,603

As of December 31, 2012:
Customer relationships	$51,755	$(19,585)	$32,170	11
Trade names	15,400	(2,567)	12,833	24
Technology	4,300	(1,720)	2,580	10
Favorable leases	1,725	(1,719)	6	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(26,141)	$47,589

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expenses were $6.0 million, $6.2 million, and $6.4 million during 2013, 2012, and 2011, respectively. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2013:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2014	$5,980
2015	5,980
2016	5,980
2017	5,253
2018	5,239
Thereafter	13,171
Total	$41,603

9. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Federal
Current	$30,266	$9,340	$31,390
Deferred	(14,970)	6,238	20,518
	$15,296	$15,578	$51,908
State
Current	$5,234	$2,079	$2,934
Deferred	(577)	742	(907)
	$4,657	$2,821	$2,027
Total
Current	$35,500	$11,419	$34,324
Deferred	(15,547)	6,980	19,611
Total	$19,953	$18,399	$53,935

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Computed tax expense at 35%	$46,234	$47,359	$85,785
Tax-exempt interest income	(26,381)	(27,789)	(31,414)
Dividends received deduction	(2,239)	(1,482)	(1,704)
State tax expense	4,944	1,918	1,299
Other, net	(2,605)	(1,607)	(31)
Income tax expense	$19,953	$18,399	$53,935
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company's assets and liabilities, and expected benefits of utilizing net operating loss, capital loss, and tax-credit carryforwards. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planing strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$68,586	$66,353
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	12,810	15,019
Write-down of impaired investments	1,714	1,723
Tax credit carryforward	40,309	37,557
Expense accruals	12,497	10,910
Other deferred tax assets	5,653	4,860
Total gross deferred tax assets	141,569	136,422
Deferred tax liabilities:
Deferred acquisition costs	(68,063)	(65,069)
Tax liability on net unrealized gain on securities carried at fair value	(33,964)	(48,483)
Tax depreciation in excess of book depreciation	(9,667)	(10,191)
Undistributed earnings of insurance subsidiaries	(4,024)	(4,499)
Tax amortization in excess of book amortization	(1,447)	(914)
Other deferred tax liabilities	(9,184)	(7,711)
Total gross deferred tax liabilities	(126,349)	(136,867)
Net deferred tax assets (liabilities)	$15,220	$(445)

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, “more-likely-than-not” the positions are sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements.

There was a $4.9 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2013. The increase was the result of tax positions taken regarding federal tax credit carryforwards and state tax apportionment issues based on management's best judgment given the facts, circumstances and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2010 through 2012 for federal taxes and 2003 through 2012 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006, which were affirmed following an administrative protest process with the FTB examination. The Company is considering its options for resolving the case. No assessments have been received for tax years 2007 through 2010. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2013	2012
	(Amounts in thousands)
Balance at January 1	$5,926	$4,567
Additions based on tax positions related to:
Current year	1,225	330
Prior years	3,633	1,539
Additions (reductions) based on tax positions related to prior years	0	(308)
Additions (reductions) as a result of as lapse of the applicable statute of limitations	0	(202)
Balance at December 31	$10,784	$5,926

As presented above, the balances of unrecognized tax benefits were $10.8 million and $5.9 million at December 31, 2013 and 2012, respectively. Of these totals, $8.4 million and $3.5 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company’s total amount of unrecognized tax benefits to materially increase within the next twelve months related to its ongoing California state tax apportionment factor issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2013, 2012, and 2011, the Company recognized net interest and penalty expense, excluding refunds, of $1,119,000, $111,000, and $106,000, respectively. The Company carried an accrued interest and penalty balance of $2,065,000 and $945,000 at December 31, 2013 and 2012, respectively.

10. Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Gross reserves at January 1	$1,036,123	$985,279	$1,034,205
Less reinsurance recoverable	(12,155)	(7,921)	(6,805)
Net reserves at January 1	1,023,968	977,358	1,027,400
Incurred losses and loss adjustment expenses related to:
Current year	1,959,730	1,919,116	1,810,711
Prior years	2,960	42,332	18,494
Total incurred losses and loss adjustment expenses	1,962,690	1,961,448	1,829,205
Loss and loss adjustment expense payments related to:
Current year	1,354,074	1,314,748	1,265,188
Prior years	607,527	600,090	614,059
Total payments	1,961,601	1,914,838	1,879,247
Net reserves at year-end	1,025,057	1,023,968	977,358
Reinsurance recoverable	13,927	12,155	7,921
Gross reserves at year-end	$1,038,984	$1,036,123	$985,279

The increase in the provision for insured events of prior years in 2013 of approximately $3 million primarily resulted from Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry.

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

The Company experienced estimated pre-tax losses and loss adjustment expenses from severe weather events of $17 million, $39 million, and $18 million in 2013, 2012, and 2011, respectively. The losses in 2013 were primarily due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions during the second quarter. The losses in 2012 were primarily due to Hurricane Sandy and wind and hail storms in the Midwest region. The losses in 2011 related to California wind storms, Hurricane Irene, and Georgia tornadoes.

11. Dividends
The following table presents shareholder dividends paid in total and per share:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Total paid	$134,776	$134,105	$132,142
Per share	$2.4525	$2.4425	$2.41

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2014, the insurance subsidiaries of the Company are permitted to pay approximately $260 million in dividends to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2013, 2012, and 2011, the Insurance Companies paid the Company ordinary dividends of $120 million, $145 million, and $0, respectively, and extraordinary dividends of $0, $0, and $270 million, respectively.

On February 7, 2014, the Board of Directors declared a $0.6150 quarterly dividend payable on March 31, 2014 to shareholders of record on March 17, 2014.

12. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the “NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2013, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Statutory net income(1)	$235,251	$63,365	$223,447
Statutory capital and surplus	1,528,682	1,440,973	1,497,609
 __________

(1)	Statutory net income excludes changes in the fair value of the investment portfolio as a result of the application of fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2013, 2012, and 2011 each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratio was less than 500% of the authorized control level RBC as of December 31, 2013, 2012, and 2011, respectively. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $8.1 million, $7.2 million, and $7.2 million for 2013, 2012, and 2011, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

14. Share-Based Compensation
In May 2005, the Company adopted the 2005 Plan which succeeded a prior plan. A maximum of 4,897,250 shares of common stock under the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2013, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash received from option exercises	$1,446	$2,492	$1,951
Compensation cost	974	(370)	899
Excess tax benefit	202	86	56

In 2013, the fair value of stock option awards was estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the following table, which provides the weighted-average values of assumptions used in the calculation of grand-date fair values during the years ended December 31, 2013. No stock options were awarded in 2012 and 2011.

2013
Weighted-average grant-date fair value	$7.11
Expected volatility	33.16% - 33.18%
Weighted-average expected volatility	33.17%
Risk-free interest rate	0.88% - 1.60%
Expected dividend yield	5.40% - 5.76%
Expected term in months	72

Expected volatilities are based on historical volatility of the Company's stock over the term of the options. The Company estimated the expected term of options, which represents the period of time that options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior. The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.

A summary of the stock option activity under the Company’s plans as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2013	451,025	$47.22
Granted	80,000	$43.53
Exercised	(86,275)	$33.93
Canceled or expired	(11,000)	$50.07
Outstanding at December 31, 2013	433,750	$49.11	4.2	$1,287
Exercisable at December 31, 2013	353,750	$50.37	3.1	$792

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2013. The aggregate intrinsic value of stock options exercised was $862,000, $392,000, and $262,000 during 2013, 2012, and 2011, respectively. The total fair value of options vested was $146,000, $407,000, and $467,000 during 2013, 2012, and 2011, respectively.

The following table presents information regarding stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Avg. Remaining Contractual Life (Years)	Weighted- Avg. Exercise Price	Number of Options	Weighted- Avg. Exercise Price
$33.61-45.30	125,250	8.0	$40.36	45,250	$34.76
$47.61-51.51	161,000	3.6	$49.70	161,000	$49.70
$52.13-58.83	147,500	1.9	$55.88	147,500	$55.88

As of December 31, 2013, $487,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 3.4 years.

Under the 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees. See Note 1 for grants summary. A summary of the restricted stock unit activity as of December 31, 2013, 2012, and 2011 and changes during the years then ended is as follows:

	2013		2012		2011
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	169,000	$42.22	135,000	$40.70	55,000	$41.40
Granted	84,500	$36.82	92,000	$44.01	80,000	$40.22
Vested	0		0		0
Forfeited/Canceled	(3,000)	$36.82	(3,000)	$44.01	0
Expired	(80,000)	$40.22	(55,000)	$41.40	0
Outstanding at December 31	170,500	$39.64	169,000	$42.22	$135,000	$40.70

15. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income from operations is presented below:

	2013			2012			2011
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$112,143	54,947	$2.04	$116,911	54,899	$2.13	$191,164	54,825	$3.49
Effect of dilutive securities:
Options	0	17		0	23		0	20
Diluted EPS
Income available to common stockholders after assumed conversions	$112,143	54,964	$2.04	$116,911	54,922	$2.13	$191,164	54,845	$3.49

Incremental shares of 421,000, 415,000, and 504,000 for 2013, 2012, and 2011, respectively, were excluded from the computation of the diluted earnings per common shares due to their anti-dilutive effect. Potentially dilutive securities representing approximately 63,000, 80,000, and 103,000 shares of common stock for 2013, 2012, and 2011, respectively, were also excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

16. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2019. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $3.4 million and $2.2 million at December 31, 2013 and 2012, respectively. Total rent expense under these lease agreements was $19.3 million, $17.7 million, and $18.2 million for 2013, 2012, and 2011, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2013:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2014	$13,282
2015	11,214
2016	9,510
2017	7,345
2018	3,112
Thereafter	170
California Earthquake Authority (“CEA”)
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2013, the most recent date at which information was available, was approximately $60.4 million. There was no assessment made in 2013.
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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Superior Court in April 2012. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Superior Court’s decision was subsequently affirmed on appeal. In January 2013, the ALJ heard various pending motions that had been filed by the Company in June 2011. The ALJ granted certain portions of the California DOI's motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company's motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The ALJ held an evidentiary hearing on the noncompliance portion of the 2004 NNC during April 2013. A mediation was held in September 2013, but the parties were unable to reach a settlement of the matter. Post-hearing briefs have been filed by the Company, the California DOI, and a consumer group. Until the evidentiary record is closed, there is no set timetable for a decision by the ALJ or, thereafter, a decision by the California Insurance Commissioner.
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

17. Risks and Uncertainties
Many businesses are still experiencing a slow recovery from the severe economic recession. Though optimism is growing, economists and analysts expect that the global recovery will remain modest and uneven in 2014 due in large part to continuing political disagreements in Washington that may cause businesses and consumers to limit spending. Further, softness in the European banking sector and the Japanese fiscal condition continue to lead to weaker global economic growth, heightened financial vulnerabilities and some negative rating actions. The Company is unable to predict the duration and severity of current global economic conditions and their impact on the United States, and California, where the majority of the Company’s business is produced. If economic conditions do not show improvement, there could be an adverse impact on the Company’s financial condition, results of operations, and liquidity.

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

The Company is taking steps to align expenses with revenues; however, not all expenses can be effectively reduced and if premium volumes decline, it could lead to higher expense ratios. The 2013 expense ratio was affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The impact from the recession would also affect the capital and surplus of the Insurance Companies, which could indirectly impact the ability and capacity to pay shareholder dividends.

18. Quarterly Financial Information (Unaudited)
Summarized quarterly financial data for 2013 and 2012 are as follows:

	Quarter Ended
	March 31	June 30		September 30	December 31
	(Amounts in thousands, except per share data)
2013
Net premiums earned	$662,595	$675,787		$678,913	$680,892
Change in fair value of investments pursuant to the fair value option	$43,467	$(78,726)		$21,815	$(30,593)
Income (loss) before income taxes	$90,994	$(24,959)		$54,793	$11,268
Net income (loss)	$66,461	$(9,264)		$39,570	$15,376
Basic earnings per share	$1.21	$(0.17)		$0.72	$0.28
Diluted earnings per share	$1.21	$(0.17)	(1)	$0.72	$0.28
Dividends paid per share	$0.6125	$0.6125		$0.6125	$0.6150
2012
Net premiums earned	$635,812	$637,247		$646,084	$655,777
Change in fair value of investments pursuant to the fair value option	$49,343	$(24,788)		$44,783	$(28,944)
Income (loss) before income taxes	$101,994	$(18,853)		$91,330	$(39,161)
Net income (loss)	$73,356	$(5,264)		$66,201	$(17,382)
Basic earnings per share	$1.34	$(0.10)		$1.21	$(0.32)
Diluted earnings per share	$1.34	$(0.10)	(1)	$1.21	$(0.32)	(1)
Dividends paid per share	$0.61	$0.61		$0.61	$0.6125
 __________

(1)	The dilutive impact of incremental shares is excluded from net loss position in accordance with GAAP.

Net income during 2013 was primarily affected by higher net premiums earned offset by catastrophe related losses, and declines in the fair value of the Company's investment portfolio due to the overall decline in the municipal markets. Net income during 2013 was also affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The primary causes of the net loss during the second quarter of 2013 were driven by increased losses resulting from catastrophe losses due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions, and declines in the fair value of the Company’s municipal and equity securities due to the overall decline in the municipal and equity markets.

Net income during 2012 was primarily affected by slightly higher net premiums earned and lower operating expenses, offset by unfavorable development on loss reserves, catastrophe related losses, and higher loss frequency and severity on the California private passenger automobile line of business. The decrease in operating expenses in 2012 was primarily due to ongoing cost reduction efforts and lower profitability related expenses. The unfavorable development of loss reserves is largely the result of re-estimates of California BI losses . The primary causes of the net loss during the second quarter of 2012 were driven by unfavorable development on loss reserves, catastrophe losses in the Midwest region, and declines in the fair value of the Company’s equity securities due to the overall decline in the equity markets. The net loss during the fourth quarter of 2012 was primarily due to increased losses resulting from catastrophe losses from Hurricane Sandy, high seasonal frequency in California, and declines in the fair value of the Company’s municipal and equity securities due to the overall decline in the municipal and equity markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based upon its assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2013 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2013 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2013 are contained herein as listed in the Index to Consolidated Financial Statements on page 50.
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
3. Exhibits

3.1(1)	Articles of Incorporation of the Company, as amended to date.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	First Amendment to Amended and Restated Bylaws of the Company.
3.4(4)	Second Amendment to Amended and Restated Bylaws of the Company.
4.1(5)	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.
10.1(6)*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
10.2(7)*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
10.3(7)*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
10.4(8)*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.
10.5(8)*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.
10.6(1)*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.
10.7(9)*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.
10.8(10)*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.
10.9(11)*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.
10.10(11)*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.
10.11(12)*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.
10.12(12)*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.
10.13(13)*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.
10.14(14)*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.
10.15(13)*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.
10.16(15)*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.
10.17(15)*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.
10.18(16)*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.
10.19(16)*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.
10.20(17)*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.
10.21(18)*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.
10.22(19)
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.

10.23(19)	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.
10.24(19)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.
10.25(19)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.
10.26(19)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.
10.27(19)	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.
10.28(10)	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.
10.29(14)	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.
10.30	Director Compensation Arrangements.
10.31(20)*	Mercury General Corporation Senior Executive Incentive Bonus Plan.
10.32(21)*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.
10.33(22)*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.34(23)*	Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.
10.35(24)	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.36(15)	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.37(25)	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.38(26)	Third Amendment Agreement to Credit Agreement, dated as of July 31, 2013, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.
10.39(27)*	Mercury General Corporation Annual Incentive Plan.
10.40(28)	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.

(2)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.

(3)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.

(4)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.

(5)	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.

(6)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.

(8)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.

(9)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

(10)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.

(11)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.

(12)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.

(13)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.

(14)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

(15)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

(16)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.

(17)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.

(18)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.

(19)	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

(20)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2013, and is incorporated herein by this reference.

(21)	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.

(22)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.

(23)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.

(24)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2008, and is incorporated herein by this reference.

(25)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.

(26)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013, and is incorporated herein by this reference.

(27)	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities Exchange Commission on May 2, 2011, and is incorporated herein by this reference.

(28)	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, and is incorporated herein by this reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer
February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 10, 2014

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2014

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2014

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 10, 2014

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 10, 2014

/S/ CHRISTOPHER GRAVES Christopher Graves	Director	February 10, 2014

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 10, 2014

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 10, 2014

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 10, 2014

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Under date of February 10, 2014, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the Annual Report on Form 10-K for the year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Los Angeles, California
February 10, 2014

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2013

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$15,994	$16,096	$16,096
Municipal securities	2,201,047	2,235,323	2,235,323
Mortgage-backed securities	37,848	40,247	40,247
Corporate securities	264,172	264,685	264,685
Collateralized debt obligations	3,981	4,302	4,302
Total fixed maturity securities	2,523,042	2,560,653	2,560,653
Equity securities:
Common stock:
Public utilities	81,128	85,287	85,287
Banks, trust and insurance companies	1,610	2,927	2,927
Energy and other	101,455	151,554	151,554
Non-redeemable preferred stock	29,740	29,567	29,567
Partnership interest in a private credit fund	10,000	12,548	12,548
Total equity securities	223,933	281,883	281,883
Short-term investments	315,886	315,776	315,776
Total investments	$3,062,861	$3,158,312	$3,158,312

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2012

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,999	$14,204	$14,204
Municipal securities	2,040,537	2,165,095	2,165,095
Mortgage-backed securities	27,786	30,703	30,703
Corporate securities	151,019	155,551	155,551
Collateralized debt obligations	37,562	42,801	42,801
Total fixed maturity securities	2,270,903	2,408,354	2,408,354
Equity securities:
Common stock:
Public utilities	82,474	85,106	85,106
Banks, trust and insurance companies	19,701	22,166	22,166
Energy and other	352,889	346,809	346,809
Non-redeemable preferred stock	10,895	11,701	11,701
Partnership interest in a private credit fund	10,000	11,306	11,306
Total equity securities	475,959	477,088	477,088
Short-term investments	294,607	294,653	294,653
Total investments	$3,041,469	$3,180,095	$3,180,095

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2013	2012
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $27,449; $31,178)	$29,737	$27,127
Short-term investments (cost $11,089; $47,174)	11,089	47,174
Investment in subsidiaries	1,794,164	1,760,760
Total investments	1,834,990	1,835,061
Cash	46,332	10,199
Accrued investment income	16	4
Amounts receivable from affiliates	206	200
Current income taxes	0	6,333
Deferred income taxes	1,068	729
Income tax receivable from affiliates	11,573	6,182
Other assets	459	0
Total assets	$1,894,644	$1,858,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$50,000	$0
Accounts payable and accrued expenses	23	47
Amounts payable to affiliates	34	95
Income tax payable to affiliates	6,730	16,069
Current income taxes	12,672	0
Other liabilities	2,699	0
Total liabilities	72,158	16,211
Shareholders’ equity:
Common stock	81,591	79,380
Additional paid-in capital	411	0
Retained earnings	1,740,484	1,763,117
Total shareholders’ equity	1,822,486	1,842,497
Total liabilities and shareholders’ equity	$1,894,644	$1,858,708

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Revenues:
Net investment income	$1,293	$1,114	$1,411
Net realized investment gains (losses)	3,416	697	(1,866)
Total revenues	4,709	1,811	(455)
Expenses:
Other operating expenses	2,924	1,688	2,267
Interest	318	0	1,341
Total expenses	3,242	1,688	3,608
Income (loss) before income taxes and equity in net income of subsidiaries	1,467	123	(4,063)
Income tax expense (benefit)	3,310	1,800	(684)
Loss before equity in net income of subsidiaries	(1,843)	(1,677)	(3,379)
Equity in net income of subsidiaries	113,986	118,588	194,543
Net income	$112,143	$116,911	$191,164

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net income	$112,143	$116,911	$191,164
Other comprehensive income, before tax:
Gains on hedging instrument	0	0	1,139
Other comprehensive income, before tax	0	0	1,139
Income tax expense related to gains on hedging instrument	0	0	399
Other comprehensive income, net of tax:	0	0	740
Comprehensive income	$112,143	$116,911	$191,904

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(843)	$(5,590)	$(312)
Cash flows from investing activities:
Capital contribution to controlled entities	(40,000)	0	0
Dividends from subsidiaries	120,000	145,000	270,000
Equity securities:
Purchases	(25,038)	(14,102)	(50,056)
Sales	25,798	7,308	43,520
Increase in payable for securities, net	2,489	0	0
Net decrease (increase) in short-term investments	36,085	(20,413)	(21,451)
Other, net	770	304	1,047
Net cash provided by investing activities	120,104	118,097	243,060
Cash flows from financing activities:
Dividends paid to shareholders	(134,776)	(134,105)	(132,142)
Excess tax benefit from exercise of stock options	202	86	56
Payment to retire senior notes	0	0	(125,000)
Proceeds from stock options exercised	1,446	2,492	1,951
Proceeds from bank loan	50,000	0	0
Net cash used in financing activities	(83,128)	(131,527)	(255,135)
Net increase (decrease) in cash	36,133	(19,020)	(12,387)
Cash:
Beginning of year	10,199	29,219	41,606
End of year	$46,332	$10,199	$29,219
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$318	$0	$1,932
Income taxes (received) paid	$(827)	$4,667	$(1,252)

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
Dividends

Dividends of $120,000,000, $145,000,000 and $270,000,000 were received by Mercury General from its 100% owned subsidiaries in 2013, 2012, and 2011, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000 in each of 2013, 2012, and 2011.
Notes Payable

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan are secured by approximately $177 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million are guaranteed by the Company.

On July 2, 2013, Mercury General entered into an unsecured $200 million five-year revolving credit facility. Total borrowings were $50 million as of December 31, 2013.
Federal Income Taxes

The Company files a consolidated federal income tax return with the following entities:

Mercury Casualty Company	Mercury County Mutual Insurance Company
Mercury Insurance Company	Mercury Insurance Company of Florida
California Automobile Insurance Company	Mercury Indemnity Company of America
California General Underwriters Insurance Company, Inc.	Mercury Select Management Company, Inc.
Mercury Insurance Company of Illinois	Mercury Insurance Services LLC
Mercury Insurance Company of Georgia	AIS Management LLC
Mercury Indemnity Company of Georgia	Auto Insurance Specialists LLC
Mercury National Insurance Company	PoliSeek AIS Insurance Solutions, Inc.
American Mercury Insurance Company	Animas Funding LLC
American Mercury Lloyds Insurance Company

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2013	2012	2011
	(Amounts in thousands)
Direct amounts	$2,704,401	$2,578,715	$2,569,661
Ceded to other companies	(7,059)	(5,066)	(4,134)
Assumed	845	1,271	530
Net amounts	$2,698,187	$2,574,920	$2,566,057

See accompanying Report of Independent Registered Public Accounting Firm