Form 10-Q
period 2014-03-31
MERCURY GENERAL CORP
filed 2014-04-29
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 25, 2014, the Registrant had issued and outstanding an aggregate of 54,977,817 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,559,019; $2,523,042)	$2,633,232	$2,560,653
Equity securities (cost $312,850; $223,933)	379,912	281,883
Short-term investments (cost $303,680; $315,886)	303,560	315,776
Total investments	3,316,704	3,158,312
Cash	238,832	266,508
Receivables:
Premiums	392,523	366,075
Accrued investment income	36,572	36,120
Other	21,448	23,029
Total receivables	450,543	425,224
Deferred policy acquisition costs	201,318	194,466
Fixed assets, net	155,954	156,716
Deferred income taxes	0	15,220
Goodwill	42,796	42,796
Other intangible assets, net	40,108	41,603
Other assets	29,864	14,336
Total assets	$4,476,119	$4,315,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,044,045	$1,038,984
Unearned premiums	993,522	953,527
Notes payable	270,000	190,000
Accounts payable and accrued expenses	112,146	127,663
Current income taxes	4,961	11,856
Deferred income taxes	2,318	0
Other liabilities	187,321	170,665
Total liabilities	2,614,313	2,492,695
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 54,978; 54,975	81,710	81,591
Additional paid-in capital	774	411
Retained earnings	1,779,322	1,740,484
Total shareholders’ equity	1,861,806	1,822,486
Total liabilities and shareholders’ equity	$4,476,119	$4,315,181
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net premiums earned	$683,701	$662,595
Net investment income	30,242	31,175
Net realized investment gains	46,712	44,050
Other	2,301	2,333
Total revenues	762,956	740,153
Expenses:
Losses and loss adjustment expenses	476,603	467,060
Policy acquisition costs	129,814	123,722
Other operating expenses	54,004	58,063
Interest	505	314
Total expenses	660,926	649,159
Income before income taxes	102,030	90,994
Income tax expense	29,381	24,533
Net income	$72,649	$66,461
Net income per share:
Basic	$1.32	$1.21
Diluted	$1.32	$1.21
Weighted average shares outstanding:
Basic	54,977	54,922
Diluted	54,986	54,935
Dividends paid per share	$0.6150	$0.6125

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$72,649	$66,461
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$72,649	$66,461
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,649	$66,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,760	8,817
Net realized investment gains	(46,712)	(44,050)
Bond amortization, net	4,153	2,735
Increase in premiums receivables	(26,448)	(22,916)
Change in current and deferred income taxes	10,643	24,094
Increase in deferred policy acquisition costs	(6,852)	(4,934)
Increase (decrease) in unpaid losses and loss adjustment expenses	5,061	(26,705)
Increase in unearned premiums	39,995	27,944
(Decrease) increase in accounts payable and accrued expenses	(13,626)	17,660
Share-based compensation	398	29
Changes in other payables	(6,820)	(417)
Other, net	10,245	9,480
Net cash provided by operating activities	49,446	58,198
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(177,508)	(209,768)
Sales	73,911	9,568
Calls or maturities	59,633	81,541
Equity securities available-for-sale in nature:
Purchases	(242,958)	(168,328)
Sales	157,453	160,997
Changes in securities payable and receivable	(678)	(10,449)
Net decrease in short-term investments	12,206	142,368
Purchase of fixed assets	(6,445)	(4,501)
Sale of fixed assets	151	147
Other, net	840	727
Net cash (used in) provided by investing activities	(123,395)	2,302
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(33,811)	(33,641)
Proceeds from stock options exercised	84	0
Proceeds from bank loan	80,000	0
Net cash provided by (used in) financing activities	46,273	(33,641)
Net (decrease) increase in cash	(27,676)	26,859
Cash:
Beginning of the year	266,508	158,183
End of period	$238,832	$185,042
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$477	$368
Income taxes paid	$18,737	$439

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2014 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
Earnings per Share
Potentially dilutive securities representing approximately 48,000 and 109,000 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $129.8 million and $123.7 million for the three months ended March 31, 2014 and 2013, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expenses of approximately $6 million for each of the three month periods ended March 31, 2014 and 2013.
Total Return Swap
During the first quarter of 2014, the Company formed and consolidated a special purpose investment vehicle, Fannette Funding LLC (“FFL”). The Company is the sole managing member in FFL. On February 13, 2014, FFL entered into a three-year total return swap agreement with Citibank, N.A. (“Citibank”). Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $38 million as of March 31, 2014. The total return swap agreement is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. In the event of a significant erosion in market value, FFL’s position in the loan portfolio will be reduced and the Company has the option to add additional capital or terminate the total return swap agreement.

2. Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The Company adopted the new standard which became effective for the interim period ended March 31, 2014. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Assets
Investments	$3,316,704	$3,158,312
Total return swaps	$1,499	$1,650
Liabilities
Equity contracts	$426	$140
Secured notes	$140,000	$140,000
Unsecured note	$130,000	$50,000
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
Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at March 31, 2014 and December 31, 2013 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.
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

Unsecured note payable
The fair value of the Company’s $130 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 5, is based on the unadjusted quoted price for similar notes in active markets.

4. Fair Value Option
Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company’s consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company’s consolidated statements of operations. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of the Company’s fair value measurement consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Fixed maturity securities	$36,598	$(10,411)
Equity securities	9,112	54,026
Short-term investments	(11)	(148)
Total	$45,699	$43,467
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
The Company obtained unadjusted fair values on 99.6% of its portfolio from an independent pricing service. For 0.4% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2014.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $21.9 million at each of March 31, 2014 and December 31, 2013, in commercial mortgage-backed securities.
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
Total return swaps: Valued based on models using inputs such as interest rate yield curves, underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets, observable for substantially the full term of the contract.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,132	$0	$0	$16,132
Municipal securities	0	2,292,975	0	2,292,975
Mortgage-backed securities	0	39,649	0	39,649
Corporate securities	0	284,476	0	284,476
Equity securities:
Common stock:
Public utilities	88,471	0	0	88,471
Banks, trusts and insurance companies	7,412	0	0	7,412
Energy and other	245,531	0	0	245,531
Non-redeemable preferred stock	0	25,772	0	25,772
Partnership interest in a private credit fund	0	0	12,726	12,726
Short-term bonds	69,986	16,880	0	86,866
Money market instruments	216,694	0	0	216,694
Total return swaps	0	1,499	0	1,499
Total assets at fair value	$644,226	$2,661,251	$12,726	$3,318,203
Liabilities
Equity contracts	$426	$0	$0	$426
Total liabilities at fair value	$426	$0	$0	$426

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,096	$0	$0	$16,096
Municipal securities	0	2,235,323	0	2,235,323
Mortgage-backed securities	0	40,247	0	40,247
Corporate securities	0	264,685	0	264,685
Collateralized debt obligations	0	0	4,302	4,302
Equity securities:
Common stock:
Public utilities	85,287	0	0	85,287
Banks, trusts and insurance companies	2,927	0	0	2,927
Energy and other	151,554	0	0	151,554
Non-redeemable preferred stock	0	29,567	0	29,567
Partnership interest in a private credit fund	0	0	12,548	12,548
Short-term bonds	39,998	12,890	0	52,888
Money market instruments	262,888	0	0	262,888
Total return swap	0	1,650	0	1,650
Total assets at fair value	$558,750	$2,582,712	$16,850	$3,159,962
Liabilities
Equity contracts	$140	$0	$0	$140
Total liabilities at fair value	$140	$0	$0	$140

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended March 31,
	2014		2013
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$4,302	$12,548	$42,801	$11,306
Realized (losses) gains included in earnings	(755)	178	1,108	286
Sales	(3,547)	0	(4,186)	0
Ending Balance	$0	$12,726	$39,723	$11,592
The amount of total gains for the period included in earnings attributable to assets still held at March 31	$0	$178	$1,625	$286
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2014 and 2013.
At March 31, 2014, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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

The Company also enters into derivative contracts to enhance returns on its investment portfolio.
On February 13, 2014, FFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $38 million as of March 31, 2014. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
On August 9, 2013, Animas Funding LLC (“AFL”) entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $159 million as of March 31, 2014. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(Amount in thousands)
Total return swaps - Other assets	$1,499	$1,650	$0	$0
Equity contracts - Other liabilities	0	0	(426)	(140)
Total derivatives	$1,499	$1,650	$(426)	$(140)

	Gain Recognized in Income
	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Total return swaps - Net realized investment gains	$875	$0
Equity contracts - Net realized investment gains	555	218
Interest rate swap - Other revenue	0	103
Total	$1,430	$321
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of March 31, 2014 and December 31, 2013.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of March 31, 2014:
Customer relationships	$51,755	$(25,721)	$26,034	11
Trade names	15,400	(3,369)	12,031	24
Technology	4,300	(2,257)	2,043	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(33,622)	$40,108

As of December 31, 2013:
Customer relationships	$51,755	$(24,494)	$27,261	11
Trade names	15,400	(3,208)	12,192	24
Technology	4,300	(2,150)	2,150	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(32,127)	$41,603
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for each of the three month periods ended March 31, 2014 and 2013. The following table presents the estimated future amortization expenses related to intangible assets as of March 31, 2014:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2014	$4,485
2015	5,980
2016	5,980
2017	5,253
2018	5,239
Thereafter	13,171
Total	$40,108
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
Under the Company’s 2005 Incentive Award Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2014	2013	2012
Three-year performance period ending December 31,	2016	2015	2014
Vesting shares, target	91,500	84,500	89,000
Vesting shares, maximum	171,563	190,125	200,250
The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2012 grants, vesting will be based on the Company’s cumulative underwriting income and net premium written growth. For 2013 and 2014 grants, vesting will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth.
The fair value of each restricted share grant was determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For 2012 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed.
9. Income Taxes
For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, “more-likely-than-not,” the positions are sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.
There was a $0.2 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the three months ended March 31, 2014. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At March 31, 2014, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of this component of the total deferred tax balance which consists of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Contingencies
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For material loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its business in non-California states; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the FTB, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize current deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

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
The direct premiums written during the three months ended March 31, 2014 and 2013 by state and line of business were:
Three Months Ended March 31, 2014
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$479,283	$66,243	$15,909	$19,117	$580,552	80.0%
Florida	34,837	0	7,180	2,152	44,169	6.1%
Other states (1)	63,859	15,791	10,005	11,597	101,252	13.9%
Total	$577,979	$82,034	$33,094	$32,866	$725,973	100.0%
	79.6%	11.3%	4.6%	4.5%	100.0%
Three Months Ended March 31, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$447,767	$62,000	$12,345	$17,367	$539,479	78.0%
Florida	38,644	0	3,970	1,627	44,241	6.4%
Other states (1)	76,138	15,448	6,044	10,268	107,898	15.6%
Total	$562,549	$77,448	$22,359	$29,262	$691,618	100.0%
	81.4%	11.2%	3.2%	4.2%	100.0%

(1) No individual state accounts for more than 5% of total direct premiums written.

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Fieldwork began in April 2014.
GA	Financial	2011 to 2013	Fieldwork began in April 2014.
FL	Financial	2010 to 2013	Fieldwork began in April 2014.
IL	Financial	2010 to 2013	Fieldwork began in April 2014.
TX	Financial	2010 to 2013	Fieldwork began in April 2014.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
Effective January 2014, the Company implemented a 6.0% rate increase on its California preferred private passenger automobile line of business, which represents approximately 51% of the total Company net premiums earned. In addition, in January 2014, the Company implemented an 8.26% rate increase on its California homeowners line of business, which represents approximately 10% of the total Company net premiums earned.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court (“Superior Court”) in April 2012. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Superior Court’s decision was subsequently affirmed on appeal. In January 2013, the ALJ heard various pending motions that had been filed by the Company in June 2011. The ALJ granted certain portions of the California DOI’s motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company’s motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The ALJ held an evidentiary hearing on the noncompliance portion of the 2004 NNC during April 2013. A mediation was held in September 2013, but the parties were unable to reach a settlement of the matter. Post-hearing briefs have been filed by the Company, the California DOI, and a consumer group. Until the evidentiary record is closed, there is no set timetable for a decision by the ALJ or, thereafter, a decision by the California Insurance Commissioner.
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
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For material loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
D. Critical Accounting Policies and Estimates
Reserves
Preparation of the Company’s consolidated financial statements requires management’s judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.
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

Both at March 31, 2014 and December 31, 2013, the Company recorded its point estimate of $1.0 billion in losses and loss adjustment expenses liabilities, which include $412.2 million and $409.2 million, respectively, of incurred but not reported (“IBNR”) loss reserves. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2014, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2014, the Company reported favorable development of approximately $4 million on the 2013 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2013 totaled approximately $1.0 billion. The favorable development in 2014 came primarily from California lines of business.
For the three months ended March 31, 2014, the Company recorded catastrophe losses of approximately $4 million which were primarily related to winter freeze events on the East Coast.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.6% of the fair value of financial instruments held at March 31, 2014 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At March 31, 2014, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax and other tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, each of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain quantities of debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2014 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2014 was 28.8%, compared to 27.0% for the same period in 2013. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the three months ended March 31, 2014 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the three months ended March 31, 2014.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Revenue
Net premiums written and net premiums earned for the three months ended March 31, 2014 increased 5.0% and 3.2%, respectively, from the corresponding period in 2013. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of business.
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

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Net premiums written	$724,693	$690,504
Change in net unearned premium	(40,992)	(27,909)
Net premiums earned	$683,701	$662,595
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013
Loss ratio	69.7%	70.5%
Expense ratio	26.9%	27.4%
Combined ratio	96.6%	97.9%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The 2014 loss ratio includes approximately $4 million of catastrophe losses and approximately $4 million of favorable development on prior accident year reserves. The 2013 loss ratio includes approximately $1 million of catastrophe losses, approximately $3 million of favorable development on prior accident year reserves, and approximately $6 million of additional loss adjustment expenses related to workforce reductions as part of an operational consolidation. Excluding the impacts of these items, the loss ratio for the two periods would have been 69.7% and 69.9%, for 2014 and 2013, respectively.
Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The improvement in the expense ratio in 2014 was mainly a result of the workforce reduction and operational consolidation that occurred in the first quarter of 2013, which increased the 2013 expense ratio by 0.5 point due to office closure costs and severance related expenses.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $29.4 million and $24.5 million for the three month periods ended March 31, 2014 and 2013, respectively. The increase resulted primarily from the increased income before income taxes compared to the corresponding period in 2013.

Investments
The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Average invested assets at cost (1)	$3,118,963	$3,046,982
Net investment income (2)
Before income taxes	$30,242	$31,175
After income taxes	$26,960	$27,271
Average annual yield on investments (2)
Before income taxes	3.9%	4.1%
After income taxes	3.5%	3.6%
Net realized investment gains	$46,712	$44,050

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

Included in net income are net realized investment gains of $46.7 million and $44.1 million for the three months ended March 31, 2014 and 2013, respectively. Net realized investment gains include gains of $45.7 million and $43.5 million for the three months ended March 31, 2014 and 2013, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. Net gains for the three months ended March 31, 2014 arose primarily from $36.6 million and $9.1 million market value increases in the Company’s fixed maturity and equity securities, respectively. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were positively affected by improvements in the overall municipal bond market during the three months ended March 31, 2014. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended March 31, 2014. The net gains for the three months ended March 31, 2013 arose primarily from an increase of $54.0 million in the market value of the Company’s equity securities offset by a decrease of $10.4 million in the market value of the Company’s fixed maturity securities. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended March 31, 2013. The Company’s municipal bond holdings represent the majority of its fixed maturity portfolio, which were adversely affected by the overall municipal bond market decline during the three months ended March 31, 2013.
Net Income
Net income was $72.6 million, or $1.32 per share (basic and diluted), and $66.5 million, or $1.21 per share (basic and diluted), in the three months ended March 31, 2014 and 2013, respectively. Diluted per share results were based on a weighted average of 55.0 million and 54.9 million shares for the three months ended March 31, 2014 and 2013, respectively. Included in net income per share were net realized investment gains, net of income taxes, of $0.55 and $0.52 per share (basic and diluted) in the three months ended March 31, 2014 and 2013, respectively.
LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and therefore, does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $542.4 million at March 31, 2014 as well as $70 million of credit available on a $200 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in the three months ended March 31, 2014 was $49.4 million, a decrease of $8.8 million compared to the corresponding period in 2013. The decrease was primarily due to the increased payment of expenses and income taxes, offset by increased premiums collected and reduced paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at March 31, 2014 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$56,071
Due after one year through two years	79,509
Due after two years through three years	91,381
Due after three years through four years	98,397
Due after four years through five years	73,803
Total due within five years	$399,161
B. Reinsurance
The Company has a Catastrophe Reinsurance Treaty (“Treaty”) effective July 1, 2013 through June 30, 2014. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit. The Treaty provides coverage for property and automobile physical damage other than in Florida, and excludes losses caused by earthquakes and fire following earthquake. The annual premium is $4.25 million.
C. Invested Assets
Portfolio Composition
An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well-diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company continues to believe that this strategy enables the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.
The following table presents the composition of the total investment portfolio of the Company at March 31, 2014:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,043	$16,132
Municipal securities	2,223,476	2,292,975
Mortgage-backed securities	37,110	39,649
Corporate securities	282,390	284,476
	2,559,019	2,633,232
Equity securities:
Common stock:
Public utilities	79,324	88,471
Banks, trusts and insurance companies	5,932	7,412
Energy and other	191,187	245,531
Non-redeemable preferred stock	26,407	25,772
Partnership interest in a private credit fund	10,000	12,726
	312,850	379,912
Short-term investments	303,680	303,560
Total investments	$3,175,549	$3,316,704

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At March 31, 2014, 68.9% of the Company’s total investment portfolio at fair value and 86.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At March 31, 2014, 71.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the three months ended March 31, 2014, the Company recognized $46.7 million in net realized investment gains, which included gains of $12.5 million related to equity securities and $32.8 million related to fixed maturity securities. Included in the gains were $36.6 million and $9.1 million in gains due to changes in the fair value of the Company’s fixed maturity and equity security portfolios, respectively, as a result of applying the fair value accounting option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 13.0 years and 13.3 years (both 12.1 years including short-term instruments) at March 31, 2014 and December 31, 2013, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.7 years and 5.2 years (3.4 years and 4.7 years including short-term instruments) at March 31, 2014 and December 31, 2013, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.0 years and 3.9 years (2.8 years and 3.6 years including short-

term instruments) at March 31, 2014 and December 31, 2013, respectively, including collateralized mortgage obligations with a modified duration of 2.5 years and 2.3 years at March 31, 2014 and December 31, 2013, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2014, compared to AA-, at fair value, at December 31, 2013. The small decrease in the weighted-average rating of the Company’s fixed maturity portfolio was a result of the maturation of certain AAA rated bonds that were replaced with lower rated investment grade bonds. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At March 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.4 million and $10.8 million, respectively, at fair value, and represented 1.6% and 0.4%, respectively, of total fixed maturity securities. At December 31, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $35.0 million and $13.1 million, respectively, at fair value, and represented 1.4% and 0.5%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2014 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2014, with 87.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 10.7% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 1.5% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio.

	March 31, 2014
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$14,842	$0	$0	$0	$0	$14,842
Government agency	1,290	0	0	0	0	1,290
Total	16,132	0	0	0	0	16,132
	100.0%					100.0%
Municipal securities:
Insured	6,737	434,396	574,438	21,443	15,264	1,052,278
Uninsured	241,109	343,717	477,696	172,082	6,093	1,240,697
Total	247,846	778,113	1,052,134	193,525	21,357	2,292,975
	10.8%	33.9%	45.9%	8.5%	0.9%	100.0%
Mortgage-backed securities:
Commercial	0	0	11,442	10,417	0	21,859
Agencies	6,496	0	0	0	0	6,496
Non-agencies:
Prime	19	452	662	488	2,722	4,343
Alt-A	0	17	1,418	0	5,516	6,951
Total	6,515	469	13,522	10,905	8,238	39,649
	16.4%	1.2%	34.1%	27.5%	20.8%	100.0%
Corporate securities:
Communications	0	0	6,093	4,300	0	10,393
Consumer-cyclical	0	0	6,781	6,603	0	13,384
Consumer-non-cyclical	0	0	0	17,237	0	17,237
Industrial	0	0	1,156	9,777	4,835	15,768
Energy	0	0	0	73,680	6,592	80,272
Basic materials	0	0	0	11,230	0	11,230
Financial	0	15,940	35,161	59,953	7,681	118,735
Technology	0	0	0	9,490	3,540	13,030
Utilities	0	0	2,057	2,370	0	4,427
Total	0	15,940	51,248	194,640	22,648	284,476
	0.0%	5.6%	18.0%	68.4%	8.0%	100.0%
Total	$270,493	$794,522	$1,116,904	$399,070	$52,243	$2,633,232
	10.2%	30.2%	42.4%	15.2%	2.0%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At March 31, 2014, the Company had $22.6 million, 0.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. In 2013, while Moody’s and S&P affirmed AAA and AA+ ratings, respectively, with a stable outlook, Fitch warned of a potential downgrade from AAA if the debt limit was not raised in time. In March 2014, Fitch affirmed its AAA rating with a stable outlook after the February suspension of the U.S. federal debt limit in a timely manner. These rating agencies’ concerns indicate declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

(1) Municipal Securities
The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at March 31, 2014, of which $1.1 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2014.
At March 31, 2014, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 50.2% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A+, with an underlying rating of A. Most of the insured bonds’ ratings were investment grade and reflected the credit of the underlying issuers. 8.3% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $7.0 million and $7.0 million ($6.2 million and $6.3 million at amortized cost) of Alt-A mortgages at March 31, 2014 and December 31, 2013, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $21.9 million and $21.9 million ($21.7 million and $21.8 million at amortized cost) in commercial mortgage-backed securities at March 31, 2014 and December 31, 2013, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B+ and the weighted-average rating of the entire mortgage-backed securities portfolio was BBB+ at March 31, 2014.
(3) Corporate Securities
Included in fixed maturity securities are $284.5 million and $264.7 million of corporate securities, which had durations of 2.3 years and 3.4 years, at March 31, 2014 and December 31, 2013, respectively. The weighted-average rating was BBB as of March 31, 2014 and December 31, 2013.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net gains due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2014 were $9.1 million. The primary cause of the increase in the value of the Company’s equity securities was the improvement in the equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2014, 11.5% of the total investment portfolio at fair value was held in equity securities, compared to 8.9% at December 31, 2013.

D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	March 31, 2014	December 31, 2013
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	July 31, 2016	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	January 2, 2015	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	June 30, 2018	130,000	50,000
Total				$270,000	$190,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portion of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. During the three months ended March 31, 2014, the interest rate was LIBOR plus 112.5 basis points on the $130 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at March 31, 2014.

E. Regulatory Capital Requirement
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.6 billion at March 31, 2014, and net premiums written for the twelve months ended on that date of $2.8 billion, the ratio of premiums written to surplus was 1.8 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2014, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, compared to AA-, at fair value, at December 31, 2013. The small decrease in the weighted-average rating of the Company’s fixed maturity portfolio was a result of the maturation of certain AAA rated bonds that were replaced with lower rated investment grade bonds. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody's has been less than 1%. The Company’s municipal bond holdings, which represent 87.1% of its fixed maturity portfolio at March 31, 2014, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2014:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$371,252	A+
Texas	362,958	AA
Florida	213,020	A+
Illinois	159,686	A+
Indiana	133,391	A+
Other states	1,052,668	A+
Total	$2,292,975
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as California and Texas. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 13.2% of the Company’s fixed maturity portfolio at March 31, 2014. 6.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at March 31, 2014. 8.5% of the Company’s taxable fixed maturity securities, representing 1.1% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At March 31, 2014, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $341.4 million in common stocks, $25.8 million in non-redeemable preferred stocks, and $12.7 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 10.3% of total investments at fair value at March 31, 2014. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. Based on a hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company's common stock portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Amounts in thousands, except average Beta)
Average Beta	0.96	0.93
Hypothetical reduction in the overall value of the stock market of 25%	$81,939	$55,746
Hypothetical reduction in the overall value of the stock market of 50%	$163,878	$111,492
Interest rate risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. The Company faces interest rate risk, as it invests substantial funds in interest sensitive assets and issues interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks, as well as changes in interest rates resulting from widening credit spreads and credit exposure to collateralized securities.
The value of the fixed maturity portfolio at March 31, 2014, which represented 79.4% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the bond portfolio reflecting anticipated early calls was 3.0 years at March 31, 2014 compared to 3.9 years at December 31, 2013.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at March 31, 2014 would decrease by $81.6 million or $163.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company's bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For material loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also “Overview-C. Regulatory and Litigation Matters” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: April 29, 2014	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: April 29, 2014	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer