Form 10-Q
period 2014-09-30
MERCURY GENERAL CORP
filed 2014-11-04
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 31, 2014, the Registrant had issued and outstanding an aggregate of 55,036,367 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,509,057; $2,523,042)	$2,619,867	$2,560,653
Equity securities (cost $444,915; $223,933)	496,511	281,883
Short-term investments (cost $291,646; $315,886)	291,325	315,776
Total investments	3,407,703	3,158,312
Cash	279,681	266,508
Receivables:
Premiums	395,688	366,075
Accrued investment income	38,171	36,120
Other	22,212	23,029
Total receivables	456,071	425,224
Deferred policy acquisition costs	201,438	194,466
Fixed assets, net	160,134	156,716
Deferred income taxes	0	15,220
Goodwill	42,796	42,796
Other intangible assets, net	37,118	41,603
Other assets	24,065	14,336
Total assets	$4,609,006	$4,315,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,062,913	$1,038,984
Unearned premiums	1,012,619	953,527
Notes payable	290,000	190,000
Accounts payable and accrued expenses	141,897	127,663
Current income taxes	7,792	11,856
Deferred income taxes	5,306	0
Other liabilities	163,839	170,665
Total liabilities	2,684,366	2,492,695
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,021; 54,975	83,666	81,591
Additional paid-in capital	3,046	411
Retained earnings	1,837,928	1,740,484
Total shareholders’ equity	1,924,640	1,822,486
Total liabilities and shareholders’ equity	$4,609,006	$4,315,181
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
Net premiums earned	$705,237	$678,913
Net investment income	32,564	30,857
Net realized investment (losses) gains	(20,089)	16,212
Other	2,275	2,685
Total revenues	719,987	728,667
Expenses:
Losses and loss adjustment expenses	492,525	492,558
Policy acquisition costs	131,090	126,891
Other operating expenses	58,545	54,087
Interest	707	338
Total expenses	682,867	673,874
Income before income taxes	37,120	54,793
Income tax expense	5,824	15,223
Net income	$31,296	$39,570
Net income per share:
Basic	$0.57	$0.72
Diluted	$0.57	$0.72
Weighted average shares outstanding:
Basic	55,002	54,959
Diluted	55,014	54,973
Dividends paid per share	$0.6150	$0.6125

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$31,296	$39,570
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$31,296	$39,570
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenues:
Net premiums earned	$2,086,827	$2,017,295
Net investment income	93,656	93,706
Net realized investment gains (losses)	102,813	(7,153)
Other	6,666	7,539
Total revenues	2,289,962	2,111,387
Expenses:
Losses and loss adjustment expenses	1,452,171	1,446,524
Policy acquisition costs	393,964	377,006
Other operating expenses	166,341	166,165
Interest	1,900	864
Total expenses	2,014,376	1,990,559
Income before income taxes	275,586	120,828
Income tax expense	76,681	24,061
Net income	$198,905	$96,767
Net income per share:
Basic	$3.62	$1.76
Diluted	$3.62	$1.76
Weighted average shares outstanding:
Basic	54,986	54,941
Diluted	54,995	54,957
Dividends paid per share	$1.8450	$1.8375

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Net income	$198,905	$96,767
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$198,905	$96,767
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,905	$96,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,145	23,715
Net realized investment (gains) losses	(102,813)	7,153
Bond amortization, net	14,650	8,659
Excess tax benefit from exercise of stock options	(169)	(258)
Increase in premiums receivables	(29,613)	(27,431)
Change in current and deferred income taxes	16,632	6,758
Increase in deferred policy acquisition costs	(6,972)	(10,374)
Increase (decrease) in unpaid losses and loss adjustment expenses	23,929	(25,589)
Increase in unearned premiums	59,092	46,891
Increase in accounts payable and accrued expenses	15,968	38,749
Share-based compensation	2,741	216
Changes in other payables	(14,643)	9,142
Other, net	1,645	(4,681)
Net cash provided by operating activities	199,497	169,717
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(393,208)	(625,326)
Sales	175,919	172,557
Calls or maturities	213,865	232,426
Equity securities available-for-sale in nature:
Purchases	(706,461)	(463,056)
Sales	522,662	677,017
Changes in securities payable and receivable	(5,622)	(43,918)
Net decrease in short-term investments and purchased options	23,788	42,614
Purchase of fixed assets	(20,880)	(12,983)
Sale of fixed assets	209	610
Other, net	2,896	1,547
Net cash used in investing activities	(186,832)	(18,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(101,461)	(100,967)
Excess tax benefit from exercise of stock options	169	258
Proceeds from stock options exercised	1,800	1,382
Proceeds from bank loan	100,000	40,000
Net cash provided by (used in) financing activities	508	(59,327)
Net increase in cash	13,173	91,878
Cash:
Beginning of the year	266,508	158,183
End of period	$279,681	$250,061
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,840	$796
Income taxes paid	$60,049	$17,303

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
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2014 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Earnings per Share
Potentially dilutive securities representing approximately 18,000 and 53,000 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, and 31,000 and 76,000 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $131.1 million and $126.9 million for the three months ended September 30, 2014 and 2013, respectively, and $394.0 million and $377.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expenses of approximately $17 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively.
Total Return Swap
During the first quarter of 2014, the Company formed and consolidated a special purpose investment vehicle, Fannette Funding LLC (“FFL”). The Company is the sole managing member of FFL. On February 13, 2014, FFL entered into a three-year total return swap agreement with Citibank, N.A. (“Citibank”). Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $113 million as of September 30, 2014. The total return swap agreement is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. In the event of significant erosion in market value, FFL’s position in the loan portfolio will be reduced and the Company has the option to add additional capital or terminate the total return swap agreement.

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
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(Amounts in thousands)
Assets
Investments	$3,407,703	$3,158,312
Total return swaps	$—	$1,650
Liabilities
Equity contracts	$348	$140
Total return swaps	$1,287	$—
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$50,000
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
Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at September 30, 2014 and December 31, 2013 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.

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
Unsecured note payable
The fair value of the Company’s $150 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 5, is based on the unadjusted quoted price for similar notes in active markets.

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
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Fixed maturity securities	$3,536	$(11,295)	$73,149	$(81,268)
Equity securities	(23,995)	32,602	(6,355)	67,625
Short-term investments	(69)	508	(211)	199
Total	$(20,528)	$21,815	$66,583	$(13,444)
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
The Company obtained unadjusted fair values on 99.6% of its portfolio from an independent pricing service. For 0.4% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2014.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $22.0 million and $21.9 million at September 30, 2014 and December 31, 2013, respectively, in commercial mortgage-backed securities.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,116	$0	$0	$16,116
Municipal securities	0	2,280,217	0	2,280,217
Mortgage-backed securities	0	38,156	0	38,156
Corporate securities	0	285,378	0	285,378
Equity securities:
Common stock:
Public utilities	129,325	0	0	129,325
Banks, trusts and insurance companies	8,566	0	0	8,566
Energy and other	316,472	0	0	316,472
Non-redeemable preferred stock	0	29,478	0	29,478
Partnership interest in a private credit fund	0	0	12,670	12,670
Short-term bonds	69,994	18,679	0	88,673
Money market instruments	202,652	0	0	202,652
Total assets at fair value	$743,125	$2,651,908	$12,670	$3,407,703
Liabilities
Equity contracts	$348	$0	$0	$348
Total return swaps	0	1,287	0	1,287
Total liabilities at fair value	$348	$1,287	$0	$1,635

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,096	$0	$0	$16,096
Municipal securities	0	2,235,323	0	2,235,323
Mortgage-backed securities	0	40,247	0	40,247
Corporate securities	0	264,685	0	264,685
Collateralized debt obligations	0	0	4,302	4,302
Equity securities:
Common stock:
Public utilities	85,287	0	0	85,287
Banks, trusts and insurance companies	2,927	0	0	2,927
Energy and other	151,554	0	0	151,554
Non-redeemable preferred stock	0	29,567	0	29,567
Partnership interest in a private credit fund	0	0	12,548	12,548
Short-term bonds	39,998	12,890	0	52,888
Money market instruments	262,888	0	0	262,888
Total return swap	0	1,650	0	1,650
Total assets at fair value	$558,750	$2,584,362	$16,850	$3,159,962
Liabilities
Equity contracts	$140	$0	$0	$140
Total liabilities at fair value	$140	$0	$0	$140

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value.

	Three Months Ended September 30,
	2014		2013
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$0	$12,966	$38,992	$11,990
Realized (losses) gains included in earnings	0	(296)	5,616	134
Settlements	0	0	(8,264)	0
Ending Balance	$0	$12,670	$36,344	$12,124
The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$0	$(296)	$5,616	$134

	Nine Months Ended September 30,
	2014		2013
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$4,302	$12,548	$42,801	$11,306
Realized (losses) gains included in earnings	(755)	122	5,993	818
Sales	(3,547)	0	(4,186)	0
Settlements	0	0	(8,264)	0
Ending Balance	$0	$12,670	$36,344	$12,124
The amount of total gains for the period included in earnings attributable to assets still held at September 30	$0	$122	$6,510	$818
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2014 and 2013.
At September 30, 2014, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On February 13, 2014, FFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $113 million as of September 30, 2014. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $148 million as of September 30, 2014. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and gains and losses on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(Amount in thousands)
Total return swaps - Other assets (liabilities)	$0	$1,650	$(1,287)	$0
Equity contracts - Other liabilities	0	0	(348)	(140)
Total derivatives	$0	$1,650	$(1,635)	$(140)

	(Loss) Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(3,090)	$381	$(482)	$381
Equity contracts - Net realized investment (losses) gains	1,627	543	2,681	1,722
Interest rate swap - Other revenue	0	0	0	103
Total	$(1,463)	$924	$2,199	$2,206
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2014. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of September 30, 2014 and December 31, 2013.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of September 30, 2014:
Customer relationships	$51,755	$(28,175)	$23,580	11
Trade names	15,400	(3,690)	11,710	24
Technology	4,300	(2,472)	1,828	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(36,612)	$37,118

As of December 31, 2013:
Customer relationships	$51,755	$(24,494)	$27,261	11
Trade names	15,400	(3,208)	12,192	24
Technology	4,300	(2,150)	2,150	10
Favorable leases	1,725	(1,725)	0	3
Software	550	(550)	0	2
Total intangible assets, net	$73,730	$(32,127)	$41,603
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively. The following table presents the estimated future amortization expenses related to intangible assets as of September 30, 2014:

Year Ending	Amortization Expense
(Amounts in thousands)
Remainder of 2014	$1,495
2015	5,980
2016	5,980
2017	5,253
2018	5,239
Thereafter	13,171
Total	$37,118
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
Under the Company’s 2005 Incentive Award Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees as follows:

	Grant Year
	2014	2013	2012
Three-year performance period ending December 31,	2016	2015	2014
Vesting shares, target (net of forfeited)	85,000	81,000	81,000
Vesting shares, maximum (net of forfeited)	159,375	182,250	182,250
The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2012 grants, vesting will be based on the Company’s cumulative underwriting income and net premium written growth. For 2013 and 2014 grants, vesting will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of September 30, 2014, 6,500, 3,500, and 11,000 target restricted stock units granted in 2014, 2013, and 2012, respectively, have been forfeited because the recipients are no longer employed by the Company.
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
There was a $1.3 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the nine months ended September 30, 2014. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examination by major taxing jurisdictions are 2011 through 2013 for federal taxes and 2003 through 2013 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2006, which were affirmed following an administrative protest process with the FTB examination. The Company is considering its options for resolving the case. No assessments have been received for tax years 2007 through 2010. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.
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
At September 30, 2014, the Company’s deferred income taxes were in a net liability position which included a combination of ordinary and capital deferred tax benefits. In assessing the realizability of this component of the total deferred tax balance which consists of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Subsequent Event
On October 22, 2014, Mercury General Corporation entered into a Stock Purchase Agreement (the “Purchase Agreement”) with C&D Shammas Realty, LP, a California limited partnership, Workmen’s Holding Company, a California corporation, and Workmen’s Auto Insurance Company, a California domestic property and casualty insurance company (“Workmen’s”). Pursuant to the terms of the Purchase Agreement, in the first quarter of 2015, the Company anticipates to acquire all of the issued and outstanding capital stock of Workmen’s for an aggregate purchase price of $8 million.

11. Contingencies
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
The direct premiums written during the nine months ended September 30, 2014 and 2013 by state and line of business were:
Nine Months Ended September 30, 2014
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,395,236	$226,833	$50,645	$61,249	$1,733,963	80.5%
Florida	100,706	7	19,717	4,798	125,228	5.8%
Other states (1)	182,127	55,405	30,956	25,905	294,393	13.7%
Total	$1,678,069	$282,245	$101,318	$91,952	$2,153,584	100.0%
	77.9%	13.1%	4.7%	4.3%	100.0%
Nine Months Ended September 30, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,322,137	$203,015	$39,405	$53,660	$1,618,217	78.2%
Florida	104,996	0	16,145	5,676	126,817	6.1%
Other states (1)	211,250	55,604	20,922	35,773	323,549	15.7%
Total	$1,638,383	$258,619	$76,472	$95,109	$2,068,583	100.0%
	79.2%	12.5%	3.7%	4.6%	100.0%

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Fieldwork began in April 2014.
GA	Financial	2011 to 2013	Fieldwork began in April 2014.
FL	Financial	2010 to 2013	Fieldwork began in April 2014.
IL	Financial	2010 to 2013	Fieldwork began in April 2014.
TX	Financial	2010 to 2013	Fieldwork began in April 2014.
TX	Market Conduct	2013 to 2014	Fieldwork began in August 2014.
CA	Market Conduct	2013 to 2014	Fieldwork began in September 2014.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
During 2014, the Company implemented rate changes in twelve states, including rate decreases for private passenger auto in several states outside of California. In California, the following rate increases were implemented:

▪	In January, a 6.0% rate increase on its preferred private passenger automobile line of business, which represents approximately 51% of the total Company net premiums earned.

▪	In January, a 8.26% rate increase on its homeowners line of business, which represents approximately 10% of the total Company net premiums earned.

▪	In October, a 6.9% rate increase on its standard private passenger automobile line of business, which represents approximately 15% of the total Company net premiums earned.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the California DOI’s 2004 NNC. In March 2012, the California Insurance Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court (“Superior Court”) in April 2012. Following a hearing, the Superior Court sustained the California Insurance Commissioner’s demurrer without leave to amend because it found the Company must first exhaust its administrative remedies. In January 2013, the Superior Court’s decision was affirmed on appeal. In January 2013, the ALJ heard various pending motions that had been filed by the Company in June 2011. The ALJ granted certain portions of the California DOI’s motion for collateral estoppel to prevent the Company from litigating certain findings of fact reached in a prior litigation action and denied the Company’s motion for governmental estoppel and laches, without prejudice, on the ground that a resolution of the motion requires specific factual findings in the context of the evidentiary hearing. The ALJ held an evidentiary hearing on the noncompliance portion of the 2004 NNC in April 2013. A mediation was held in September 2013, but the parties were unable to reach a settlement of the matter. The Company, the California DOI, and a consumer group filed post-hearing briefs following the April 2013 evidentiary hearing and the ALJ closed the evidentiary record on April 30, 2014. The Company is awaiting notice of the ALJ’s decision.  Following receipt of the ALJ’s decision, the California Insurance Commissioner will issue his final order adopting, rejecting or modifying the ALJ’s decision.
The Company denies the allegations in the 2004 and 2010 NNC matters, and believes that no monetary penalties are warranted, and the Company intends to defend itself against the allegations vigorously, unless a reasonable settlement can be reached. The Company has been subject to fines and penalties by the California DOI in the past due to alleged violations of the California Insurance Code. The largest and most recent of these was settled in 2008 for $300,000. However, prior settlement amounts are not necessarily indicative of the potential results in the current notice of non-compliance matters and recent fines levied against other insurers by the current California Insurance Commissioner have been much higher. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has accrued a liability for the estimated cost to defend itself in the notice of non-compliance matters.
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
The Company also engages independent actuarial consultants to review the Company’s reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultants for GAAP reporting or periodic disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count development, and average severity methods described below. The Company also uses the paid loss development method as part of its reserve analysis. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

At September 30, 2014 and December 31, 2013, the Company recorded its point estimate of approximately $1.06 billion and $1.04 billion, respectively, in losses and loss adjustment expenses liabilities, which include approximately $429 million and $409 million, respectively, of incurred but not reported loss reserves (“IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2014, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2014, the Company reported favorable development of approximately $10 million on the 2013 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2013 totaled approximately $1.04 billion. The favorable development in 2014 came primarily from California personal auto lines of business, which was partially offset by adverse development in other states.
For the nine months ended September 30, 2014, the Company recorded catastrophe losses of approximately $7 million which were primarily related to winter freeze events on the East Coast.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.6% of the fair value of financial instruments held at September 30, 2014 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At September 30, 2014, the Company’s deferred income taxes were in a net liability position materially due to deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax and other tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, each of which would contribute to the realization of deferred tax benefits. The Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a significant portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. The Company also has unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2014 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2014 was 27.8%, compared to 19.9% for the same period in 2013. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the nine months ended September 30, 2014 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned. However, the effective tax rate for the entire year could differ from the rate for the nine months ended September 30, 2014.
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
Premiums
The Company’s insurance premiums are recognized as income ratably over the term of the policies and in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheets and are computed monthly on a pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs partially offset by investment income to related unearned premiums. To the extent that any of the Company’s lines of business become unprofitable, a premium deficiency reserve may be required.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Revenue
Net premiums written and net premiums earned for the three months ended September 30, 2014 increased 2.2% and 3.9%, respectively, from the corresponding period in 2013. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of business.
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

	Three Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Net premiums written	$720,153	$704,895
Change in net unearned premium	(14,916)	(25,982)
Net premiums earned	$705,237	$678,913
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Three Months Ended September 30,
	2014	2013
Loss ratio	69.8%	72.6%
Expense ratio	26.9%	26.7%
Combined ratio (1)	96.7%	99.2%
(1) Combined ratio for the three months ended September 30, 2013 does not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The 2014 loss ratio includes approximately $1 million of catastrophe losses and approximately $2 million of favorable development on prior accident year reserves. The 2013 loss ratio includes approximately $2 million of catastrophe losses and $1 million of unfavorable development on prior accident year reserves. Excluding the impact of these items, the loss ratio would have been 70.0% and 72.1% for the three months ended September 30, 2014 and 2013, respectively.
Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The increase in expense ratio resulted primarily from an increase in profit based compensation for the three months ended September 30, 2014 compared to the same period in 2013.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $5.8 million and $15.2 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in income tax expense resulted primarily from net realized investment losses for the three months ended September 30, 2014 compared to net realized investment gains in the corresponding period in 2013.

Investments
The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Average invested assets at cost (1)	$3,237,993	$3,025,614
Net investment income (2)
Before income taxes	$32,564	$30,857
After income taxes	$28,677	$27,214
Average annual yield on investments (2)
Before income taxes	4.0%	4.1%
After income taxes	3.5%	3.6%
Net realized investment (losses) gains	$(20,089)	$16,212

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income increased due to higher average invested asset balances; and average annual yield decreased slightly primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

Included in net income are net realized investment losses of $20.1 million and gains of $16.2 million for the three months ended September 30, 2014 and 2013, respectively. Net realized investment (losses) gains include losses of $20.5 million and gains of $21.8 million for the three months ended September 30, 2014 and 2013, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. Net losses for the three months ended September 30, 2014 arose primarily from market value decreases in the Company's equity securities of $24.0 million, partially offset by market value increases of $3.5 million in its fixed maturity securities. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were positively affected by improvement in the municipal bond market during the three months ended September 30, 2014. The primary cause of the decrease in the value of the Company’s equity securities was the decline in the equity markets during the three months ended September 30, 2014. Net gains for the three months ended September 30, 2013 arose primarily from market value increases in the Company’s equity securities of $32.6 million, offset by market value decreases of $11.3 million in its fixed maturity portfolio. The primary cause of the increase in the value of the Company’s equity securities was the improvement in the equity markets during the three months ended September 30, 2013. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were adversely affected by the increase in market interest rates during the three months ended September 30, 2013.
Net Income
Net income was $31.3 million, or $0.57 per share (basic and diluted), and $39.6 million, or $0.72 per share (basic and diluted), for the three months ended September 30, 2014 and 2013, respectively. Diluted per share results were based on a weighted average of 55.0 million shares both for the three months ended September 30, 2014 and 2013. Included in net income per share were net realized investment (losses) gains, net of income taxes, $(0.24) and $0.19 per share (basic and diluted) for the three months ended September 30, 2014 and 2013, respectively.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Revenue
Net premiums written and net premiums earned for the nine months ended September 30, 2014 increased 4.0% and 3.4%, respectively, from the corresponding period in 2013. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of business.
The following is a reconciliation of total net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Net premiums written	$2,143,605	$2,060,878
Change in net unearned premium	(56,778)	(43,583)
Net premiums earned	$2,086,827	$2,017,295
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss ratio, expense ratio, and combined ratio determined in accordance with GAAP:

	Nine Months Ended September 30,
	2014	2013
Loss ratio	69.6%	71.7%
Expense ratio	26.8%	26.9%
Combined ratio	96.4%	98.6%
The loss ratio was affected by favorable development of approximately $10 million and $2 million on prior accident years’ losses and loss adjustment expenses reserves for the nine months ended September 30, 2014 and 2013, respectively. The favorable development in 2014 is primarily from California personal auto lines of business. The favorable development in 2013 is primarily from non-California states. The Company also recognized approximately $7 million of catastrophic losses for the nine months ended September 30, 2014 primarily related to winter freeze events on the East Coast, and approximately $16 million of catastrophic losses for the nine months ended September 30, 2013 primarily as a result of tornadoes in Oklahoma and severe storms in the Midwest and the Southeast region. Excluding the effect of estimated prior period’s loss development and catastrophic losses, the loss ratio would have been 69.7% and 71.0%, for the nine months ended September 30, 2014 and 2013, respectively.
The expense ratio did not materially change for the nine months ended September 30, 2014 compared to the same period in 2013.
Income tax expense was $76.7 million and $24.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in income tax expense resulted from greater pre-tax income, primarily arising from greater net realized investment gains and underwriting income for the nine months ended September 30, 2014 compared to the corresponding period in 2013.
Investments
The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Average invested assets at cost (1)	$3,185,457	$3,038,281
Net investment income(2)
Before income taxes	$93,656	$93,706
After income taxes	$83,227	$82,272
Average annual yield on investments(2)
Before income taxes	3.9%	4.1%
After income taxes	3.5%	3.6%
Net realized investment gains (losses)	$102,813	$(7,153)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income after taxes increased due to higher average investment balances in tax exempt securities. Net investment income before income taxes and average annual yield decreased slightly primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.
Included in net income are net realized investment gains of $102.8 million and losses of $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. Net realized investment gains (losses) include gains of $66.6 million and losses of $13.4 million for the nine months ended September 30, 2014 and 2013, respectively, due to changes in the fair value of total investments pursuant to the application of the fair value accounting option. Net gains for the nine months ended September 30, 2014 arose primarily from market value increases in the Company’s fixed maturity securities of $73.1 million, partially offset by market value decreases in its equity securities of $6.4 million. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio and were positively affected by improvements in the municipal bond market during the nine months ended September 30, 2014. The primary cause of the decrease in the value of the Company’s equity securities was the overall decline in the energy and utilities sectors during the three months ended September 30, 2014. The net losses for the nine months ended September 30, 2013 arose primarily from market value decreases in the Company’s fixed maturity securities of $81.3 million, partially offset by market value increases in its equity securities of $67.6 million. The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio, which were adversely affected by the increase in interest rates during the nine months ended September 30, 2013. The primary cause of the increase in the value of the Company’s equity securities was the improvement in the equity markets during the nine months ended September 30, 2013.
Net Income
Net income was $198.9 million, or $3.62 per share (basic and diluted), and $96.8 million, or $1.76 per share (basic and diluted), in the nine months ended September 30, 2014 and 2013, respectively. Diluted per share results were based on a weighted average of 55.0 million shares both for the nine months ended September 30, 2014 and 2013. Included in net income per share were net realized investment gains (losses), net of income taxes, $1.22 and $(0.08) per share (basic and diluted) in the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $571.0 million at September 30, 2014 as well as $50 million of credit available on a $200 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the nine months ended September 30, 2014 was $199.5 million, an increase of $29.8 million compared to the corresponding period in 2013. The increase was primarily due to the increase in collected premiums and decrease in paid losses and loss adjustment expenses; partially offset by the increase in paid expenses and income taxes. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and for making investments.
The following table presents the estimated fair value of the Company's fixed maturity securities at September 30, 2014 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$64,651
Due after one year through two years	89,533
Due after two years through three years	104,099
Due after three years through four years	77,810
Due after four years through five years	68,859
Total due within five years	$404,952
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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2014:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,036	$16,116
Municipal securities	2,174,407	2,280,217
Mortgage-backed securities	35,834	38,156
Corporate securities	282,780	285,378
	2,509,057	2,619,867
Equity securities:
Common stock:
Public utilities	125,841	129,325
Banks, trusts and insurance companies	7,215	8,566
Energy and other	272,803	316,472
Non-redeemable preferred stock	29,056	29,478
Partnership interest in a private credit fund	10,000	12,670
	444,915	496,511
Short-term investments	291,646	291,325
Total investments	$3,245,618	$3,407,703

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

At September 30, 2014, 66.7% of the Company’s total investment portfolio at fair value and 86.7% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At September 30, 2014, 69.6% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
During the nine months ended September 30, 2014, the Company recognized $102.8 million in net realized investment gains, which included gains of $70.4 million related to fixed maturity securities and $30.8 million related to equity securities. Included in the gains were $73.1 million in gains due to changes in the fair value of the Company's fixed maturity security portfolio and $6.4 million in losses due to changes in the fair value of the Company’s equity security portfolios as a result of applying the fair value accounting option.
During the nine months ended September 30, 2013, the Company recognized $7.2 million in net realized investment losses, which included gains of $73.2 million related to equity securities and losses of $81.5 million related to fixed maturity securities. Included in the gains and losses were $67.6 million in gains due to changes in the fair value of the Company’s equity security portfolio and $81.3 million in losses due to changes in the fair value of the Company’s fixed maturity security portfolio as a result of applying the fair value option.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.6 years and 13.3 years (11.8 years and 12.1 years when including short-term instruments) at September 30, 2014 and December 31, 2013, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.5 years and 5.2 years (3.3 years and 4.7 years when including short-term instruments) at September 30, 2014 and December 31, 2013, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 2.9 years and 3.9 years (2.7 years and 3.6 years when including short-term instruments) at September 30, 2014 and December 31, 2013, respectively, including collateralized mortgage obligations with a modified duration of 2.2 years and 2.3 years at September 30, 2014 and December 31, 2013, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2014, compared to AA-, at fair value, at December 31, 2013. The small decrease in the weighted-average rating of the Company’s fixed maturity portfolio was a result of the maturation of certain AAA rated bonds that were replaced with lower rated investment grade bonds. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each rating grade. Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At September 30, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $11.0 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities. At December 31, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $35.0 million and $13.1 million, respectively, at fair value, and represented 1.4% and 0.5%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at September 30, 2014 at fair value. The Company’s estimated credit quality ratings are based on the average of ratings assigned by nationally recognized securities rating organizations. Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2014, with 97.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.8% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 1.2% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio.

	September 30, 2014
	(Amounts in thousands)
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total Fair Value
U.S. government bonds and agencies:
Treasuries	$14,836	$0	$0	$0	$0	$14,836
Government agency	1,280	0	0	0	0	1,280
Total	16,116	0	0	0	0	16,116
	100.0%					100.0%
Municipal securities:
Insured	10,768	440,830	546,576	14,458	14,449	1,027,081
Uninsured	229,298	361,079	487,174	171,769	3,816	1,253,136
Total	240,066	801,909	1,033,750	186,227	18,265	2,280,217
	10.5%	35.2%	45.3%	8.2%	0.8%	100.0%
Mortgage-backed securities:
Commercial	0	0	11,360	10,609	0	21,969
Agencies	5,846	0	0	0	0	5,846
Non-agencies:
Prime	13	404	617	0	2,836	3,870
Alt-A	0	17	1,352	0	5,102	6,471
Total	5,859	421	13,329	10,609	7,938	38,156
	15.4%	1.1%	34.9%	27.8%	20.8%	100.0%
Corporate securities:
Communications	0	0	5,874	0	0	5,874
Consumer-cyclical	0	0	8,646	5,549	0	14,195
Consumer-non-cyclical	0	0	0	16,951	0	16,951
Industrial	0	0	0	9,859	5,814	15,673
Energy	0	0	0	75,036	4,972	80,008
Basic materials	0	0	0	16,452	0	16,452
Financial	0	13,320	35,307	61,313	7,838	117,778
Technology	0	0	0	10,893	3,369	14,262
Utilities	0	0	2,027	2,158	0	4,185
Total	0	13,320	51,854	198,211	21,993	285,378
	0.0%	4.6%	18.2%	69.5%	7.7%	100.0%
Total	$262,041	$815,650	$1,098,933	$395,047	$48,196	$2,619,867
	10.0%	31.1%	41.9%	15.1%	1.9%	100.0%

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).
At September 30, 2014, the Company had $22.0 million, or 0.8% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In August 2011, Standard and Poor’s downgraded the U.S. government’s long-term sovereign credit rating from AAA to AA+. This downgrade triggered significant volatility in prices for a variety of investments. While Moody’s and Fitch affirmed their AAA ratings, they placed a negative outlook in November 2011 and warned of a potential downgrade if no long-term deficit agreement was reached over the next two years. In 2013, while Moody’s and S&P affirmed AAA and AA+ ratings, respectively, with a stable outlook, Fitch warned of a potential downgrade from AAA if the debt limit was not raised in time. In March 2014, Fitch affirmed its AAA rating with a stable outlook after the February suspension of the U.S. federal debt limit in a timely manner. These rating agencies’ concerns indicate declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

(1) Municipal Securities
The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at September 30, 2014, of which $1.0 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2014.
At September 30, 2014, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 49.8% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A+, with an underlying rating of A. Most of the insured bonds’ ratings were investment grade and reflected the credit of the underlying issuers. 9.0% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $6.5 million and $7.0 million ($5.7 million and $6.3 million at amortized cost) of Alt-A mortgages at September 30, 2014 and December 31, 2013, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $22.0 million and $21.9 million ($21.8 million and $21.8 million at amortized cost) in commercial mortgage-backed securities at September 30, 2014 and December 31, 2013, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B and the weighted-average rating of the entire mortgage-backed securities portfolio was BBB at September 30, 2014.
(3) Corporate Securities
Included in fixed maturity securities are $285.4 million and $264.7 million of corporate securities, which had durations of 2.3 years and 3.4 years, at September 30, 2014 and December 31, 2013, respectively. The weighted-average rating was BBB as of September 30, 2014 and December 31, 2013.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net losses due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2014 were $6.4 million. The primary cause of the decrease in the value of the Company’s equity securities was the overall decline in the energy and utilities sectors during the three months ended September 30, 2014.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2014, 14.6% of the total investment portfolio at fair value was held in equity securities, compared to 8.9% at December 31, 2013.

D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	September 30, 2014	December 31, 2013
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	July 31, 2016	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	January 2, 2015	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	June 30, 2018	150,000	50,000
Total				$290,000	$190,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portion of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. During the nine months ended September 30, 2014, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at September 30, 2014.

E. Regulatory Capital Requirement
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at September 30, 2014, and net premiums written for the twelve months ended on that date of $2.8 billion, the ratio of premiums written to surplus was 1.9 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2014, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, compared to AA-, at fair value, at December 31, 2013. The small decrease in the weighted-average rating of the Company’s fixed maturity portfolio was a result of the maturation of certain AAA rated bonds that were replaced with lower rated investment grade bonds. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 87.0% of its fixed maturity portfolio at September 30, 2014, at fair value, are broadly diversified geographically. 99.7% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at September 30, 2014:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$364,053	A+
Texas	340,798	AA
Florida	219,217	A+
Illinois	167,869	A+
Washington	118,605	AA-
Other states	1,069,675	A+
Total	$2,280,217
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as California and Texas. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 13.3% of the Company’s fixed maturity portfolio at September 30, 2014. 6.3% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at September 30, 2014. 7.5% of the Company’s taxable fixed maturity securities, representing 1.0% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At September 30, 2014, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $454.3 million in common stocks, $29.5 million in non-redeemable preferred stocks, and $12.7 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 13.3% of total investments at fair value at September 30, 2014. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. Based on a hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Amounts in thousands, except average Beta)
Average Beta	1.00	0.93
Hypothetical reduction in the overall value of the stock market of 25%	$113,591	$55,746
Hypothetical reduction in the overall value of the stock market of 50%	$227,182	$111,492
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

The value of the fixed maturity portfolio at September 30, 2014, which represented 76.9% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.9 years at September 30, 2014 compared to 3.9 years at December 31, 2013.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at September 30, 2014 would decrease by $78.5 million or $157.1 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

MERCURY GENERAL CORPORATION

Date: November 4, 2014	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 4, 2014	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer