Form 10-K
period 2014-12-31
MERCURY GENERAL CORP
filed 2015-02-09
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2014 was $1,265,038,394 (which represents 26,892,823 shares of common equity held by non-affiliates multiplied by $47.04, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 2, 2015, the Registrant had issued and outstanding an aggregate of 55,126,462 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the “Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. The direct premiums written for the years ended December 31, 2014, 2013, and 2012 by state and line of business were:

Year Ended December 31, 2014
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,852,291	$302,493	$69,129	$84,374	$2,308,287	80.9%
Florida (1)	131,281	7	26,234	4,676	162,198	5.7%
Other states (2)	239,501	71,936	40,565	30,682	382,684	13.4%
Total	$2,223,073	$374,436	$135,928	$119,732	$2,853,169	100.0%
	77.9%	13.1%	4.8%	4.2%	100.0%

Year Ended December 31, 2013
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,760,352	$267,563	$53,488	$72,617	$2,154,020	78.7%
Florida (1)	133,947	0	22,331	7,433	163,711	6.0%
Other states (2)	271,258	72,450	28,870	47,163	419,741	15.3%
Total	$2,165,557	$340,013	$104,689	$127,213	$2,737,472	100.0%
	79.1%	12.4%	3.8%	4.7%	100.0%

Year Ended December 31, 2012
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,670,025	$255,418	$41,200	$65,474	$2,032,117	76.5%
Florida (1)	161,720	(181)	14,783	7,118	183,440	6.9%
Other states (2)	308,786	63,058	18,672	49,647	440,163	16.6%
Total	$2,140,531	$318,295	$74,655	$122,239	$2,655,720	100.0%
	80.6%	12.0%	2.8%	4.6%	100.0%
_____________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounts for more than 5% of total direct premiums written.

The Company offers the following types of automobile coverage: collision, property damage, bodily injury (BI), comprehensive, personal injury protection (PIP), underinsured and uninsured motorist, and other hazards.

The Company offers the following types of homeowner’s coverage: dwelling, liability, personal property, fire, and other hazards.

The following table presents the published maximum limits of liability, net of reinsurance, for the Company.

Insurance type	Published maximum limits of liability
Private Passenger Automobile - bodily injury (BI)	$250,000 per person; $500,000 per accident (1)
Private Passenger Automobile - property damage	$250,000 per accident (1)
Commercial Automobile (combined policy limits)	$1,000,000 per accident
Homeowner property	no maximum (2) (3)
Homeowner liability	$1,000,000 (3)
Umbrella liability	$5,000,000 (4)

(1) The majority of the Company’s automobile policies have liability limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.

(2) The Company obtains facultative reinsurance above a Company retention limit of up to $7 million.

(3) The majority of the Company’s homeowner policies have liability limits of $300,000 or less and a replacement value of $500,000 or less.

(4) The majority of the Company’s umbrella policies have liability limits of $1,000,000.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in Clearwater, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company has approximately 4,400 employees. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Bridgewater, New Jersey; Oklahoma City, Oklahoma; and Austin and San Antonio, Texas.

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

Organization
Mercury General, an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors. Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company (“MCC”)(1)	1961	A+	CA, AZ, NV, NY, VA
Mercury Insurance Company (“MIC”)(1)	1972	A+	CA
California Automobile Insurance Company (“CAIC”)(1)	1975	A+	CA
California General Underwriters Insurance Company, Inc. (“CGU”)(1)	1985	Non-rated	CA
Mercury Insurance Company of Illinois	1989	A+	IL, PA
Mercury Insurance Company of Georgia	1989	A+	GA
Mercury Indemnity Company of Georgia	1991	A+	GA
Mercury National Insurance Company	1991	A+	IL, MI
American Mercury Insurance Company	1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company (“AML”)	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A+	FL, PA
Mercury Indemnity Company of America	2001	A+	FL, NJ
Workmen’s Auto Insurance Company (“WAIC”)(2)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC (“AIS”)	2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. (“PoliSeek”)	2009	Insurance agent
Animas Funding LLC (“AFL”)	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
_____________

(1)	The term “California Companies” refers to MCC, MIC, CAIC, and CGU.

(2)	WAIC was acquired January 2, 2015. For more detailed information, see Note 19 of Notes to Consolidated Financial Statements.

Production and Servicing of Business
The Company sells its policies through approximately 8,800 independent agents, of which approximately 1,800 are located in California and approximately 1,400 are located in Florida. Approximately half of the Company’s agents in California have represented the Company for more than ten years. The agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. No independent agent accounted for more than 2% of the Company’s direct premiums written during 2014, 2013, and 2012.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2014 were approximately 17% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. During 2014, net advertising expenditures were $23.1 million. In 2015, the Company launched a national advertising campaign and expects to spend up to $48 million.

Underwriting

The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate (“DOI”). Each state has different rate approval requirements. See “Regulation—Department of Insurance Oversight.”

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 13 states. The Company also offers homeowners insurance in 12 states, commercial automobile insurance in 10 states, and mechanical breakdown insurance in most states.

In California, “good drivers,” as defined by the California Insurance Code, accounted for approximately 82% of all California voluntary private passenger automobile policies-in-force at December 31, 2014, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

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

The Company’s ultimate liability may be greater or less than management estimates of reported losses and loss adjustment expense reserves. Reserves are analyzed quarterly by the Company’s actuarial consultants using current information on reported claims and a variety of statistical techniques. The Company does not discount to a present value that portion of losses and loss adjustment expense reserves expected to be paid in future periods. However, the Company is required to discount losses and loss adjustment expense reserves for federal income tax purposes.

The following table presents the development of losses and loss adjustment expense reserves for the period 2004 through 2014. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for losses that had been incurred but not reported loss reserves (“IBNR”) to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information develops about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2014.

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

	December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$900,744	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205	$985,279	$1,036,123	$1,038,984	$1,091,797
Reinsurance recoverable	(14,137)	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)	(7,921)	(12,155)	(13,927)	(14,485)
Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$886,607	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400	$977,358	$1,023,968	$1,025,057	$1,077,312
Paid (cumulative) as of:
One year later	$525,125	$632,905	$674,345	$715,846	$617,622	$603,256	$614,059	$600,090	$607,527	$585,899
Two years later	748,255	891,928	975,086	1,009,141	913,518	889,806	896,363	873,679	862,244
Three years later	851,590	1,027,781	1,123,179	1,168,246	1,059,627	1,023,137	1,027,006	1,004,373
Four years later	893,436	1,077,834	1,187,990	1,229,939	1,118,230	1,075,174	1,080,265
Five years later	906,466	1,101,693	1,211,343	1,252,687	1,138,546	1,094,797
Six years later	915,086	1,111,109	1,219,719	1,262,286	1,146,899
Seven years later	918,008	1,114,241	1,224,026	1,265,882
Eight years later	918,488	1,115,824	1,225,644
Nine years later	918,690	1,116,622
Ten years later	918,664
Net reserves re-estimated as of:
One year later	840,090	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528	1,045,894	1,019,690	1,026,928	1,021,864
Two years later	869,344	1,047,067	1,173,753	1,219,369	1,102,934	1,076,480	1,073,052	1,056,453	1,057,693
Three years later	894,063	1,091,131	1,202,441	1,246,365	1,136,278	1,085,591	1,094,494	1,083,686
Four years later	910,171	1,104,988	1,217,328	1,263,294	1,141,714	1,095,907	1,113,672
Five years later	914,547	1,112,779	1,225,051	1,263,560	1,147,149	1,109,707
Six years later	918,756	1,115,637	1,225,131	1,265,186	1,153,005
Seven years later	919,397	1,115,916	1,225,519	1,268,716
Eight years later	919,027	1,116,494	1,227,541
Nine years later	919,165	1,117,404
Ten years later	919,012
Net cumulative development favorable (unfavorable)	$(32,405)	$(111,770)	$(145,148)	$(169,258)	$(25,226)	$(64,121)	$(86,272)	$(106,328)	$(33,725)	$3,193
Gross re-estimated liability-latest	$946,894	$1,149,883	$1,247,999	$1,285,758	$1,163,333	$1,124,026	$1,126,721	$1,094,524	$1,070,812	$1,034,806
Re-estimated reinsurance recoverable-latest	(27,882)	(32,479)	(20,458)	(17,042)	(10,328)	(14,319)	(13,049)	(10,838)	(13,119)	(12,942)
Net re-estimated liability-latest	$919,012	$1,117,404	$1,227,541	$1,268,716	$1,153,005	$1,109,707	$1,113,672	$1,083,686	$1,057,693	$1,021,864
Gross cumulative development favorable (unfavorable)	$(46,150)	$(127,280)	$(159,177)	$(181,843)	$(29,825)	$(70,692)	$(92,516)	$(109,245)	$(34,689)	$4,178

(1)
Under statutory accounting principles (“SAP”), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles (“GAAP”), reserves are stated gross of reinsurance recoverable.

The Company experienced favorable development of approximately $3 million on the 2013 and prior accident years’ loss and loss adjustment expense reserves due primarily to lower than expected loss severity on California personal auto lines of business partially offset by adverse development in other states. See “Critical Accounting Policies and Estimates-Reserves” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For 2012, the Company experienced unfavorable development of approximately $34 million on prior accident years’ loss and loss adjustment expense reserves due primarily to Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry. The 2012 amount includes the cumulative effect of development amounts from prior periods as discussed below.

For 2011, the Company experienced unfavorable development of approximately $106 million on prior accident years’ loss and loss adjustment expense reserves due primarily to an increase in the estimated loss severity for California BI losses. In addition, the Company experienced unfavorable development on the run-off of California commercial taxi business and Florida homeowners lines of business, both of which the Company ceased writing in 2011. The 2011 amount includes the cumulative effect of development amounts from prior periods as discussed below. The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

For the years 2008 through 2010, the Company experienced unfavorable development of approximately $25 million to $86 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development was primarily due to increases in the estimated loss severity for California BI losses, increases in PIP reserves in Florida resulting from court decisions that were adverse to the insurance industry, and development on 2007 and prior accident years in New Jersey BI reserves that settled for more than anticipated. These were partially offset by reductions in estimates for loss adjustment expenses, particularly for the 2010 accident year, related to the transfer of a higher proportion of litigated claims to house counsel and a reduction in the estimate for Florida sinkhole claims for accident year 2010, resulting from many of those claims being denied due to the absence of sinkhole activity or structural damage to the houses. The 2008 through 2010 amounts include the cumulative effect of development amounts from prior periods as discussed below.

For the years 2005 through 2007, the Company experienced unfavorable development of approximately $112 million to $169 million on prior accident years’ losses and loss adjustment expense reserves. The unfavorable development from these years related primarily to increases in loss severity estimates and loss adjustment expense estimates for the California BI coverage as well as increases in the provision for BI and PIP losses in New Jersey and Florida. The 2005 though 2007 amounts include the cumulative effect of development amounts from prior periods as discussed below.

For 2004, the unfavorable development of approximately $32 million related to an increase in the Company’s prior accident years’ loss estimates for personal automobile insurance in Florida and New Jersey. In addition, an increase in estimates for loss severity for the 2004 accident year reserves for California's automobile lines of business contributed to the deficiencies.

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

Operating Ratios (SAP basis)

Loss and Expense Ratios
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%. The Insurance Companies’ loss ratio, expense ratio, combined ratio, and the private passenger automobile industry combined ratio, on a statutory basis, are shown in the following table. Though the Insurance Companies’ ratios include lines of insurance other than private passenger automobile, which represent 22.1% of premiums written, the Company believes its ratios can be compared to the industry ratios included in the following table.

	Year Ended December 31,
	2014		2013	2012	2011	2010
Loss Ratio	71.0%		72.7%	76.1%	71.2%	71.0%
Expense Ratio	27.7%		27.2%	26.7%	27.4%	29.1%
Combined Ratio	98.8%	(2)	99.9%	102.8%	98.6%	100.1%
Industry combined ratio (all writers)(1)	N/A		103.4%	101.3%	101.6%	100.4%
Industry combined ratio (excluding direct writers)(1)	N/A		100.7%	102.6%	101.1%	101.1%

(1)	Source: A.M. Best, Aggregates & Averages (2011 through 2014), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratio for 2014 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents, for the periods indicated, the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the “NAIC”) indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except ratios)
Net premiums written	$2,840,922	$2,728,999	$2,651,731	$2,575,383	$2,555,481
Policyholders’ surplus	$1,438,281	$1,528,682	$1,440,973	$1,497,609	$1,322,270
Ratio	2.0 to 1	1.8 to 1	1.8 to 1	1.7 to 1	1.9 to 1

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

Tax considerations, including the impact of the alternative minimum tax (“AMT”), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses and the generation of ordinary income to maximize the realization of any deferred tax assets arising from capital losses or AMT credit carryforwards, respectively. The Company had no capital loss carryforward at December 31, 2014.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2014		2013		2012
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$350,343	$350,705	$329,521	$331,506	$253,175	$265,671
Tax-exempt state and municipal bonds	2,153,151	2,267,695	2,193,521	2,229,147	2,017,728	2,142,683
Total fixed maturities	2,503,494	2,618,400	2,523,042	2,560,653	2,270,903	2,408,354
Equity securities	387,851	412,880	223,933	281,883	475,959	477,088
Short-term investments	373,180	372,542	315,886	315,776	294,607	294,653
Total investments	$3,264,525	$3,403,822	$3,062,861	$3,158,312	$3,041,469	$3,180,095
__________

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

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

For more detailed information related to the Company’s investment portfolio including credit ratings, see “Liquidity and Capital Resources—Portfolio Composition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(Amounts in thousands)
Average invested assets at cost(1) (3)	$3,204,592	$3,028,198	$3,011,143	$3,004,588	$3,121,366
Net investment income(2)
Before income taxes	$125,723	$124,538	$131,896	$140,947	$143,814
After income taxes	$111,456	$109,506	$115,359	$124,708	$128,888
Average annual yield on investments(2)
Before income taxes	3.9%	4.1%	4.4%	4.7%	4.6%
After income taxes	3.5%	3.6%	3.8%	4.2%	4.1%
Net realized investment gains (losses) after income taxes	$52,770	$(7,424)	$43,147	$37,958	$37,108
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
For 2014, net investment income increased due to higher average invested asset balances; and average annual yield decreased slightly primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

(3)	At December 31, 2014, fixed maturity securities with call features totaled $2.2 billion and $2.1 billion at fair value and amortized cost, respectively.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2014, the Company was the fourth largest writer of private passenger automobile insurance in California and the fifteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard markets. The Company believes that the market is mixed with carriers both raising and decreasing rates depending on individual state profitability and the carriers’ growth appetite.

Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty (“Treaty”) that is effective through June 30, 2015. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit, excludes coverage in Florida, and limits certain coverages to 37% of catastrophe losses resulting from earthquakes and fire following earthquakes. The annual premium is $4.8 million.

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

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices. For more detailed information related to the Company’s current financial and market conduct examinations, see “Liquidity and Capital Resources—Regulatory Capital Requirement” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For a discussion of current regulatory matters in California, see “Regulatory and Legal Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements.

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $167,000 and $18,000 to officeholders and candidates in 2014 and 2013, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital (“RBC”) formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2014, 2013, and 2012 each of the Insurance Companies exceeded the minimum required RBC levels. For more detailed information, see “Liquidity and Capital Resources—Regulatory Capital Requirements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Own Risk and Solvency Assessment

Beginning in 2015, insurance companies will be required to file an Own Risk and Solvency Assessment (“ORSA”) with the insurance regulators in their state of domicile. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by the state insurance regulator to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company will comply with the ORSA requirements and does not expect these requirements to have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association (“CIGA”) was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 1.83% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2014.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2014, the most recent date at which information was available, was $62.5 million. There was no assessment made in 2014.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessment payments during 2014 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Some transactions and dividends defined to be of an “extraordinary” type may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5% of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2014, the Insurance Companies are permitted to pay in 2015, without obtaining DOI approval for extraordinary dividends, $177.5 million in dividends to Mercury General, of which $145.4 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2014, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 2, 2015:

Name	Age	Position
George Joseph	93	Chairman of the Board
Gabriel Tirador	50	President and Chief Executive Officer
Allan Lubitz	56	Senior Vice President and Chief Information Officer
Theodore R. Stalick	51	Senior Vice President and Chief Financial Officer
Christopher Graves	49	Vice President and Chief Investment Officer
Robert Houlihan	58	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	68	Vice President and Chief Underwriting Officer
Brandt N. Minnich	48	Vice President—Marketing
Heidi C. Sullivan	46	Vice President—Human Capital
Charles Toney	53	Vice President and Chief Actuary
Judy A. Walters	68	Vice President—Corporate Affairs and Secretary

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

Mr. Lubitz, Senior Vice President and Chief Information Officer, joined the Company in January 2008. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of H&R Block/Option One Mortgage from 2003 to 2007. He held executive roles including Chief Information Officer of Ditech Mortgage and President of ANR Consulting Group from 2000 to 2003. Prior to 2000, he held several positions at TRW, Experian, and First American Corporation, most recently as a Senior Vice President and Chief Information Officer.

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

Mr. Minnich, Vice President—Marketing, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations, in 2008 he rejoined the Company as an Assistant Product Manager, and in 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 25 years experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

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

The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by the Company with the SEC, as well as news releases and other information publicly disseminated by the Company from time to time. The following risk factors are in no particular order.

Risks Related to the Company’s Business
The Company remains highly dependent upon California to produce revenues and operating profits.
For the year ended December 31, 2014, the Company generated 81.5% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s insurance rates are subject to approval by the departments of insurance in most of the states in which the Company operates, and to political influences.
In six of the states in which it operates, including California, the Company must obtain the DOI’s prior approval of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, or if such approval is delayed, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected. Additionally, in California, the law allows for consumer groups to intervene in rate filings, which frequently causes delays in the timeliness of rate approvals and implementation of rate changes and can impact the rate that is ultimately approved.

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
The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Insurance Companies with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). If the Company is unable to maintain its A.M. Best ratings, the Company may not be able to grow its premium volume sufficiently to attain its financial performance goals, and the result may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, CGU and WAIC, are not rated by A.M. Best Company.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and the Company’s ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch is A. If the Company were to seek financing through the capital markets in the future, it may need to apply for Standard and Poor’s and Moody’s ratings and there can be no assurance that the Company would obtain favorable ratings from either agency. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

Changes in market interest rates, defaults on securities and tax considerations may have an adverse effect on the Company’s investment portfolio, which may adversely affect the Company’s financial results.
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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. Market interest rates have been at historic lows for the last several years. Many observers, including the Company, believe that market interest rates will rise as the economy improves. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite its mitigation efforts, a significant change in interest rates could have a material adverse effect on the Company’s financial condition and results of operations. In addition, changes in loss experience, growth rates and profitability of the Company's investment portfolio significantly impact the Company’s exposure to AMT liability. The Company seeks to manage its AMT liability and maximize after-tax yield through the appropriate investment asset mix between taxable bonds, tax-exempt bonds, and equities. Although the Company monitors the timing and recognition of capital gains and losses and the generation of ordinary income in an effort to maximize the realization of deferred tax assets arising from capital losses or AMT credit carryforwards, no guaranty can be provided that such monitoring or the Company's tax strategies will be effective.

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
At December 31, 2014, 66.6% of the Company’s total investment portfolio at fair value and 86.6% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through approximately 8,800 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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

Any inability of the Company to realize its deferred tax assets, if and when they arise, may have a material adverse effect on the Company’s financial condition and results of operations.
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
At December 31, 2014, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $36 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of internal or policyholder systems and data could result in damages to the Company’s reputation and/or subject it to expenses, fines or lawsuits.

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of the Company’s policyholder, employee and Company data are critical to the Company’s business. The Company’s policyholders and employees have a high expectation that it will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy regulations may increase the Company’s operating costs and adversely impact its ability to market products and services to its policyholders. Furthermore, a penetrated or compromised information technology system or the intentional, unauthorized, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of policyholder, employee or Company data which could harm the Company’s reputation or result in remedial and other expenses, fines or lawsuits.

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
The Company is required to include in its Annual Report on Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting, which includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Areas of the Company’s internal control over financial reporting may require improvement from time to time. If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, or if the Company’s independent auditors are unable to express an opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on the Company’s stock price.

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
77.9% of the Company’s direct written premiums for the year ended December 31, 2014 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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
Insurance companies are subject to a variety of legal actions including breach of contract claims, tort claims, fraud and misrepresentation claims, employee benefit claims, and wage and hour claims. In addition, insurance companies incur and likely will continue to incur potential liability for claims related to the insurance industry in general and to the Company’s business in particular, such as those related to allegations for failure to pay claims, termination or non-renewal of coverage, interpretation of policy language, policy sales practices, reinsurance matters, and other similar matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages.

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
The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company may be leased to independent third party tenants.

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2014
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	157,000	82%
Oklahoma City, OK	Administrative	100,000	25%

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

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table presents the high and low sales price per share on the New York Stock Exchange (symbol: MCY) since January 2013.

2014	High	Low
1st Quarter	$49.72	$41.70
2nd Quarter	$49.08	$44.14
3rd Quarter	$52.58	$46.00
4th Quarter	$59.68	$48.25

2013	High	Low
1st Quarter	$40.90	$36.03
2nd Quarter	$46.98	$37.58
3rd Quarter	$48.50	$43.08
4th Quarter	$51.00	$46.00
The closing price of the Company’s common stock on February 2, 2015 was $58.54.
Holders
As of February 2, 2015, there were approximately 129 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2014 and 2013, the Company paid dividends on its common stock of $2.4625 and $2.4525 per share, respectively. On February 6, 2015, the Board of Directors declared a $0.6175 quarterly dividend payable on March 31, 2015 to shareholders of record on March 17, 2015.

For financial statement purposes, the Company records dividends on the declaration date. The Company expects to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act the Insurance Companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2014, the Insurance Companies are permitted to pay in 2015, without obtaining DOI approval for extraordinary dividends, $177.5 million in dividends to Mercury General, of which $145.4 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2009 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.
Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
2009
2010
2011
2012
2013
2014
Mercury General Corporation
S&P 500 Index - Total Returns
Industry Peer Group

	2009	2010	2011	2012	2013	2014
Mercury General	$100.00	$115.86	$130.45	$120.23	$159.36	$191.09
Industry Peer Group	100.00	120.34	119.62	141.48	188.18	229.00
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14

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
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 25, 2014, and the authorization will expire in July 2015. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company will use dividends received from the Insurance Companies to fund the share repurchases. No stock has been purchased since 2000.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$2,796,195	$2,698,187	$2,574,920	$2,566,057	$2,566,685
Net investment income	125,723	124,538	131,896	140,947	143,814
Net realized investment gains (losses)	81,184	(11,422)	66,380	58,397	57,089
Other	8,671	9,738	10,174	11,884	8,297
Total revenues	3,011,773	2,821,041	2,783,370	2,777,285	2,775,885
Losses and loss adjustment expenses	1,986,122	1,962,690	1,961,448	1,829,205	1,825,766
Policy acquisition costs	526,208	505,517	477,788	481,721	505,565
Other operating expenses	249,381	219,478	207,281	215,711	255,358
Interest	2,637	1,260	1,543	5,549	6,806
Total expenses	2,764,348	2,688,945	2,648,060	2,532,186	2,593,495
Income before income taxes	247,425	132,096	135,310	245,099	182,390
Income tax expense	69,476	19,953	18,399	53,935	30,192
Net income	$177,949	$112,143	$116,911	$191,164	$152,198
Per Share Data:
Basic earnings per share	$3.23	$2.04	$2.13	$3.49	$2.78
Diluted earnings per share	$3.23	$2.04	$2.13	$3.49	$2.78
Dividends paid	$2.4625	$2.4525	$2.4425	$2.41	$2.37

	December 31,
	2014	2013	2012	2011	2010
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,403,822	$3,158,312	$3,180,095	$3,062,421	$3,155,257
Total assets	4,600,289	4,315,181	4,189,686	4,070,006	4,203,364
Losses and loss adjustment expenses	1,091,797	1,038,984	1,036,123	985,279	1,034,205
Unearned premiums	999,798	953,527	920,429	843,427	833,379
Notes payable	290,000	190,000	140,000	140,000	267,210
Shareholders’ equity	1,875,446	1,822,486	1,842,497	1,857,483	1,794,815
Book value per share	34.02	33.15	33.55	33.86	32.75

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board (“FTB”), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other risks and uncertainties, including but not limited to those discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K or that are otherwise described or updated from time to time in the Company’s SEC filings, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a Company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents, 100% owned insurance agents, and direct channels, in thirteen states: Arizona, California, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance accounted for 77.9% of the $2.9 billion of the Company’s direct premiums written in 2014 and 83.3% of the private passenger automobile premiums were written in California.

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

2014 Financial Performance Summary
The Company’s net income for the year ended December 31, 2014 increased to $177.9 million, or $3.23 per diluted share, from $112.1 million, or $2.04 per diluted share, for the same period in 2013. Included in net income is $125.7 million of pre-tax investment income that was generated during 2014 on a portfolio of $3.4 billion at fair value at December 31, 2014, compared to $124.5 million pre-tax investment income during 2013 on a portfolio of $3.2 billion at fair value at December 31, 2013. Included in net income are net realized investment gains of $81.2 million and losses of $11.4 million in 2014 and 2013, respectively.

During 2014, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company very competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $247 million and $210 million in 2014 and 2013, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Economic Conditions—Many businesses are still experiencing the effects of uncertain conditions in the global economy and capital markets, reduced consumer spending and confidence, and continued volatility, which could adversely impact the Company’s financial condition, results of operations, and liquidity. Further, the volatility and disruptions in global capital markets could adversely affect the Company’s investment portfolio. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally. The Company is unable to predict the impact of current and future global economic conditions on the United States, and California, where the majority of the Company’s business is produced.

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

Technology
Agency systems
In 2014, the Company continued to invest in its web-based agency systems by adding new capabilities and enhanced features such as improved motor vehicle and accident matching and reconciliation. Many agents use comparative raters to evaluate products and prices from several insurance carriers, and the Company has completed integrations with the most popular raters for the private passenger automobile and homeowner lines of business.
The Company implemented the Agent Incentive Management commission system during 2014 that has enhanced the efficiency and flexibility of the commission calculation and payment process.
Consumer systems
Consumer web and mobile capabilities continued to expand in 2014. Consumers can now quote, bind and purchase new private passenger automobile policies in eight states, with four additional states deploying in 2015. The Company also launched a new on-line and mobile self-service portal for customers.
Operations systems
Guidewire, a commercially available software solution, was launched in 2010 to replace legacy platforms.  As of December 31, 2014, Guidewire for both homeowners and commercial automobile has been deployed in ten states including California. For private passenger automobile, Guidewire has been deployed in eight states, with four additional states scheduled for launch in 2015. California private passenger automobile is expected be implemented in phases over the next two years beginning with claims processing in 2015.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rates approval, see “Item 1. Business—Regulation.”
During 2014, the Company implemented rate changes in thirteen states, including rate decreases for private passenger auto in several states outside of California. In California, the following rate increases were implemented:

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

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. Following an evidentiary hearing on the noncompliance portion of the 2004 NNC in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. On December 8, 2014 the ALJ submitted a proposed decision to the California Insurance Commissioner and recommended that it be adopted as the decision of the California Insurance Commissioner. The decision states that from the period July 1, 1996 through 2006, Mercury’s "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by those producers constituted the charging of "premium" in excess of the Company’s approved rates and assesses a civil penalty in the amount of $27,593,550 against the Company. The California Insurance Commissioner adopted the ALJ's proposed decision on January 7, 2015, and the Company received notice of the California Department of Insurance decision on January 10, 2015.

The Company denies the allegations and/or findings in the 2004 and 2010 NNC matters, and believes that no monetary penalties are warranted, and the Company intends to vigorously defend itself against the allegations including the $27,593,550 assessed fine, unless a reasonable settlement can be reached. Although the Company intends to continue to defend the allegations in the 2004 NNC, it accrued a liability, and incurred a corresponding expense, for the full proposed penalty amount in the 2004 NNC matter in the three month and twelve month periods ended December 31, 2014. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has also accrued a liability for the estimated cost to continue to defend itself in the notice of non-compliance matters.

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

The Company calculates a loss reserve point estimate rather than a range. There is inherent uncertainty with estimates and this is particularly true with loss reserves estimates. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory or legal environment, uncertainty over inflation rates, and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its reserve by looking at historical patterns and trends and projecting these out to current reserves. The underlying factors and assumptions that serve as the basis for preparing the reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.
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

The following table presents the typical closure patterns of BI claims in the California automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	45%	14%
BI claims closed one year after the accident year reported	81%	57%
BI claims closed two years after the accident year reported	94%	81%
BI claims closed three years after the accident year reported	98%	94%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $3,000 to $3,500, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $9,000 to $10,500. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the reserves established for that accident year. Consequently, there is a decreasing likelihood of reserve development on any particular accident year, as those periods age. At December 31, 2014, the Company believes that the accident years that are most likely to develop are the 2012 through 2014 accident years; however, it is possible that older accident years could develop as well.

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

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2014, 2013, and 2012, respectively. For example, at December 31, 2014, the loss severity for the amounts recorded at December 31, 2013 changed by (3.1)%, (1.3)%, and 0.4% for the 2013, 2012, and 2011 accident years, respectively. Comparatively, at December 31, 2013, the loss severity for the amounts recorded at December 31, 2012 changed by (2.2)%, 2.1%, and 1.4% for the 2012, 2011, and 2010 accident years, respectively. The following table presents the effects on the 2014, 2013, and 2012 accident year California BI loss reserves based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/14	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 10% for 2014, 5% for 2013, and 3% for 2012	(B) Pro-forma severity if actual severity is higher by 10% for 2014, 5% for 2013, and 3% for 2012	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2014	30,262	$10,454	3.6%	$9,409	$11,499	$31,624,000	$(31,624,000)
2013	29,385	$10,090	4.6%	$9,586	$10,595	$14,839,000	$(14,810,000)
2012	28,012	$9,650	4.1%	$9,361	$9,940	$8,123,000	$(8,095,000)
2011	27,111	$9,268	—	—	—	—	—
Total Loss Development— Favorable (Unfavorable)						$54,586,000	$(54,529,000)

(1)	Implied inflation rate is calculated by dividing the difference between current and prior year actual recorded severity by the prior year actual recorded severity.
(2) Claim Count Development
The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. For California automobile BI claims, the Company has experienced that approximately 3% to 5% additional claims will be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to what the ultimate claim count will be.

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

At December 31, 2014, there were 28,940 BI claims reported for the 2014 accident year and the Company estimates that these are expected to ultimately grow by approximately 5%. The Company believes that while actual development in recent years has ranged between approximately 3% to 5%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range. The following table presents the effect on loss development based on different claim count within the broader possible range at December 31, 2014:
California Bodily Injury Claim Count Reserve Sensitivity Analysis

2014 Accident Year	Claims Reported	Amount Recorded at 12/31/14 at 5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	28,940	30,262	28,940	31,834
Approximate average cost per claim	Not meaningful	$10,454	$10,454	$10,454
Total dollars	Not meaningful	$316,359,000	$302,539,000	$332,793,000
Total Loss Development—Favorable (Unfavorable)			$13,820,000	$(16,434,000)
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
Discussion of losses and loss reserves and prior period loss development at December 31, 2014
At December 31, 2014 and 2013, the Company recorded its point estimate of approximately $1.1 billion and $1.0 billion, respectively, in losses and loss adjustment expense liabilities, which include approximately $440.8 million and $409.2 million, respectively, of IBNR. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2014 and 2013 and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2014, the Company reported favorable development of approximately $3 million on the 2013 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2013 totaled approximately $1.0 billion. The favorable development in 2014 is primarily from California personal auto lines of business partially offset by adverse development in other states.

During 2014, the Company recorded catastrophe losses of approximately $11 million which were primarily related to winter freeze events on the East Coast in the first quarter and homeowners losses in California from severe rainstorms in December.

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

Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, equity contracts, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 1 of Notes to Consolidated Financial Statements.

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of financial instruments held at December 31, 2014 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes
At December 31, 2014, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by deferred acquisition costs and unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets, which are ordinary in character, takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains and tax-planning strategies available to generate future taxable capital gains, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings.
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

The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was 28.1% for 2014, compared to 15.1% for 2013. The increase in the effective tax rate is mainly due to an increase in taxable income relative to tax exempt investment income and an increase in nondeductible expenses. The Company’s effective tax rate for the year ended December 31, 2014 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Net premiums written and net premiums earned in 2014 increased 4.1% and 3.6%, respectively, from 2013. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of business.

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

	2014	2013
	(Amounts in thousands)
Net premiums written	$2,840,922	$2,728,999
Change in net unearned premium	(44,727)	(30,812)
Net premiums earned	$2,796,195	$2,698,187

Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	2014	2013
Loss ratio	71.0%	72.7%
Expense ratio	27.7%	26.9%
Combined ratio (1)	98.8%	99.6%
__________
(1) Combined ratio for 2014 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by favorable development of approximately $3 million and unfavorable development of approximately $3 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2014 and 2013, respectively. The favorable development in 2014 was primarily from California personal auto lines of business partially offset by adverse development in other states. The unfavorable development in 2013 was primarily from the Florida private passenger automobile line of business. The 2014 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses mostly due to winter freeze events on the East Coast and homeowners losses in California from severe rainstorms during 2014. The 2013 loss ratio was also negatively impacted by a total of $17 million of catastrophe losses mostly due to tornadoes in Oklahoma and severe storms in the Midwest and Southeast regions during 2013. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 70.7% and 72.0% for the years ended December 31, 2014 and 2013, respectively. The Company attributes the improved accident year loss ratio to the impact of rate increases which exceeded underlying loss cost trends in 2014.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The increase in the 2014 expense ratio was affected by the $27.6 million penalty assessed by the California DOI as a result of the California Insurance Commissioner's adoption of a decision by the ALJ in the 2004 NNC. Excluding the effect of the California DOI penalty assessment, the expense ratio was 26.8% for the year ended December 31, 2014.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $69.5 million and $20.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in income tax expense was mainly due to the increase in underwriting and investment gains.
Investments
The following table presents the investment results of the Company:

	2014	2013
	(Amounts in thousands)
Average invested assets at cost (1)	$3,204,592	$3,028,198
Net investment income (2)
Before income taxes	$125,723	$124,538
After income taxes	$111,456	$109,506
Average annual yield on investments (2)
Before income taxes	3.9%	4.1%
After income taxes	3.5%	3.6%
Net realized investment gains (losses)	$81,184	$(11,422)
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

The following tables present the changes of the investment portfolio included in net income of the Company:

	(Losses) Gains Recognized in Net Income
	Year Ended December 31, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized (losses) gains from investments:
Fixed maturity securities (1)(2)	$(2,719)	$77,208	$74,489
Equity securities (1)(3)	41,637	(32,922)	8,715
Short-term investments (1)	(1,943)	(527)	(2,470)
Total return swaps	2,706	(5,675)	(2,969)
Options sold	3,394	25	3,419
Total	$43,075	$38,109	$81,184

	Gains (Losses) Recognized in Net Income
	Year Ended December 31, 2013
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized gains (losses) from investments:
Fixed maturity securities (1)(2)	$5,478	$(100,703)	$(95,225)
Equity securities (1)(4)	24,088	56,822	80,910
Short-term investments (1)	(903)	(156)	(1,059)
Total return swap	527	1,649	2,176
Options sold	1,835	(59)	1,776
Total	$31,025	$(42,447)	$(11,422)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value increases in 2014 were primarily caused by the overall improvement in the municipal market and the fair value decreases in 2013 were primarily caused by the overall decline in the municipal market.

(3)
Prior to the fourth quarter of 2014, the Company realized gains by selling equity securities. During the fourth quarter of 2014, decreases in the fair value of equity securities were primarily due to a decline in the value of the Company's holdings in energy stocks.

(4)	For 2013, the increases in fair value were primarily caused by the overall improvement in the equity markets.

Net Income

	December 31,
	2014	2013
	(Amounts in thousands, except per share data)
Net income	$177,949	$112,143
Basic average shares outstanding	55,008	54,947
Diluted average shares outstanding	55,020	54,964
Basic Per Share Data:
Net Income	$3.23	$2.04
Net realized investment gains (losses), net of tax	$0.95	$(0.14)
Diluted Per Share Data:
Net Income	$3.23	$2.04
Net realized investment gains (losses), net of tax	$0.95	$(0.14)

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

The Company’s loss ratio was affected by unfavorable development of approximately $3 million and $42 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2013 and 2012, respectively. The 2013 loss ratio was also negatively impacted by a total of $17 million of catastrophe losses mostly due to tornadoes in Oklahoma and severe storms in the Midwest and Southeast regions during 2013. The unfavorable development in 2012 was largely the result of re-estimates of California BI losses which experienced both higher average severities and more late reported claims than originally estimated at December 31, 2012. The 2012 loss ratio was also negatively impacted by a total of $39 million of catastrophe losses mostly due to Hurricane Sandy and wind and hail storms in the Midwest region during 2012. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 72.0% and 73.0% for the years ended December 31, 2013 and 2012, respectively.

The expense ratio did not materially change in 2013 compared to 2012. The 2013 expense ratio was affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The charges added 0.1 point to the expense ratio and 0.3 point to the loss adjustment expense portion of the loss ratio.

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

The following tables present the changes of the investment portfolio included in net income of the Company:

	Gains (Losses) Recognized in Net Income
	Year Ended December 31, 2013
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized gains (losses) from investments:
Fixed maturity securities (1)(2)	$5,478	$(100,703)	$(95,225)
Equity securities (1)(3)	24,088	56,822	80,910
Short-term investments (1)	(903)	(156)	(1,059)
Total return swap	527	1,649	2,176
Options sold	1,835	(59)	1,776
Total	$31,025	$(42,447)	$(11,422)

	Gains (Losses) Recognized in Net Income
	Year Ended December 31, 2012
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized gains (losses) from investments:
Fixed maturity securities (1)(2)	$11,390	$36,317	$47,707
Equity securities (1)(3)	7,521	9,158	16,679
Short-term investments (1)	(720)	34	(686)
Total return swap	0	0	0
Options sold	2,821	(141)	2,680
Total	$21,012	$45,368	$66,380
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The decreases in 2013 were primarily caused by the overall decline in the municipal market, and the increases in 2012 were primarily caused by the overall improvement in the municipal bond market.

(3)	The increases in the Company’s equity securities were primarily caused by the overall improvement in the equity markets in both 2013 and 2012.

Net Income

	December 31,
	2013	2012
	(Amounts in thousands, except per share data)
Net income	$112,143	$116,911
Basic average shares outstanding	54,947	54,899
Diluted average shares outstanding	54,964	54,922
Basic Per Share Data:
Net Income	$2.04	$2.13
Net realized investment (losses) gains, net of tax	$(0.14)	$0.79
Diluted Per Share Data:
Net Income	$2.04	$2.13
Net realized investment (losses) gains, net of tax	$(0.14)	$0.79

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $177 million in 2015 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $225 million during 2014. As of December 31, 2014, Mercury General had approximately $244 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.
B. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of

$662.4 million at December 31, 2014 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2014 was $246.5 million, an increase of $36.2 million compared to 2013. The increase was primarily due to an increase in collected premiums and a decrease in paid losses and loss adjustment expenses; partially offset by an increase in paid expenses and income taxes. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and for making investments. Funds derived from the sale, redemption, or maturity of fixed maturity investments of $540.3 million were primarily reinvested by the Company in investment grade fixed maturity securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2014 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$42,637
Due after one year through two years	117,405
Due after two years through three years	109,671
Due after three years through four years	62,197
Due after four years through five years	65,833
$397,743

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2014:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,028	$16,108
Municipal securities	2,160,710	2,275,455
Mortgage-backed securities	45,519	47,691
Corporate securities	258,940	256,930
Collateralized loan obligations	22,297	22,216
	2,503,494	2,618,400
Equity securities:
Common stock:
Public utilities	96,482	105,485
Banks, trusts and insurance companies	7,701	9,757
Energy and other	245,656	257,356
Non-redeemable preferred stock	28,012	28,563
Partnership interest in a private credit fund	10,000	11,719
	387,851	412,880
Short-term investments	373,180	372,542
Total investments	$3,264,525	$3,403,822
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2014, 66.6% of the Company’s total investment portfolio at fair value and 86.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. At December 31, 2014, 76.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in sub-prime lenders.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.6 years and 13.3 years (11.4 years and 12.1 years when including short-term instruments) at December 31, 2014 and 2013, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.4 years and 5.2 years (3.1 years and 4.7 years when including short-term instruments) at December 31, 2014 and 2013, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 2.8 years and 3.9 years, (2.6 years and 3.6 years when including short-term instruments) at December 31, 2014 and 2013, respectively, including collateralized mortgage obligations with a modified duration of 1.8 years and 2.3 years at December 31, 2014 and 2013, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value in 2014, compared to AA-, at fair value in 2013. The small decrease in the weighted-average rating of the Company’s fixed maturity portfolio was a result of the maturation of certain AAA rated bonds that were replaced with lower rated investment grade bonds. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody’s has been less than 1%. The Company’s municipal bond holdings, of which, 99.7% are tax exempt, represent 86.9% of its fixed maturity portfolio at December 31, 2014, at fair value, and are broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $10.8 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities. At December 31, 2013, fixed maturity holdings rated below investment grade and non-rated bonds totaled $35.0 million and $13.1 million, respectively, at fair value, and represented 1.4% and 0.5%, respectively, of total fixed maturity securities.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at December 31, 2014 at fair value. Credit ratings for the Company’s fixed maturity portfolio were stable as compared to the prior year, with 82.0% of fixed maturity securities at fair value experiencing no change in their overall rating. 15.4% of fixed maturity securities at fair value experienced upgrades, partially offset by 2.6% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio, except for $5.5 million at fair value that were downgraded to below investment grade during 2014.

	December 31, 2014
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Amounts in thousands)
U.S. government bonds and agencies:
Treasuries	$14,832	$0	$0	$0	$0	$14,832
Government Agency	1,276	0	0	0	0	1,276
Total	16,108	0	0	0	0	16,108
	100.0%					100.0%
Municipal securities:
Insured	7,317	434,902	526,775	11,848	14,433	995,275
Uninsured	214,123	392,063	488,195	181,970	3,829	1,280,180
Total	221,440	826,965	1,014,970	193,818	18,262	2,275,455
	9.7%	36.3%	44.6%	8.5%	0.9%	100.0%
Mortgage-backed securities:
Commercial	0	1,175	20,738	10,596	0	32,509
Agencies	5,285	0	0	0	0	5,285
Non-agencies:
Prime	11	371	572	0	2,734	3,688
Alt-A	0	0	1,288	0	4,921	6,209
Total	5,296	1,546	22,598	10,596	7,655	47,691
	11.1%	3.2%	47.4%	22.2%	16.1%	100.0%
Corporate securities:
Communications	0	0	5,754	0	0	5,754
Consumer—cyclical	0	0	8,624	5,458	0	14,082
Consumer—non-cyclical	0	0	0	15,023	0	15,023
Energy	0	0	0	62,248	0	62,248
Financial	0	10,485	40,389	51,555	7,920	110,349
Industrial	0	0	0	5,772	5,772	11,544
Technology	0	0	0	10,816	3,309	14,125
Basic materials	0	0	0	6,075	5,115	11,190
Utilities	0	0	2,006	10,609	0	12,615
Total	0	10,485	56,773	167,556	22,116	256,930
		4.1%	22.1%	65.2%	8.6%	100.0%
Collateralized loan obligations:
Corporate	0	0	22,216	0	0	22,216
Total	0	0	22,216	0	0	22,216
			100.0%			100.0%
Total	$242,844	$838,996	$1,116,557	$371,970	$48,033	$2,618,400
	9.3%	32.0%	42.6%	14.2%	1.9%	100.0%
__________

(1)	Intermediate ratings are offered at each level (e.g., AA includes AA+, AA and AA-).

The Company had $21.4 million, or 0.8% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies). In 2013, while Moody’s and S&P affirmed AAA and AA+ ratings for the U.S. government's long-term sovereign credit rating, respectively, with a stable outlook, Fitch warned of a potential downgrade from AAA if the debt limit was not raised before the deadline. In March 2014, Fitch affirmed its AAA rating with a stable outlook after the February suspension of the U.S. federal debt limit in a timely manner. These rating agencies’ concerns indicate declining confidence that timely fiscal measures will be forthcoming to place U.S. public finances on a sustainable path and secure the AAA ratings. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.
(1) Municipal Securities
The Company had $2.3 billion at fair value ($2.2 billion at amortized cost) in municipal bonds at December 31, 2014, of which $995.3 million were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at December 31, 2014.

At December 31, 2014, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 50% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A+, with an underlying rating of A. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuers. 9.3% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.

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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $6.2 million and $7.0 million ($5.5 million and $6.3 million at amortized cost) of Alt-A mortgages at December 31, 2014 and 2013, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $32.5 million and $21.9 million ($32.3 million and $21.8 million at amortized cost) in commercial mortgage-backed securities at December 31, 2014 and 2013, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B and the weighted-average rating of the entire mortgage backed securities portfolio was BBB+ as of December 31, 2014.
(3) Corporate Securities
Included in fixed maturity securities are $256.9 million and $264.7 million of corporate securities, which had durations of 2.3 and 3.4 years, at December 31, 2014 and 2013, respectively. The weighted-average rating was BBB as of December 31, 2014 and 2013.
(4) Collateralized Loan Obligations
Included in fixed maturities securities are collateralized loan obligations of $22.2 million, which represent 0.7% of the total investment portfolio and had a duration of 5.4 years at December 31, 2014. The Company had no holdings in collateralized loan obligations at December 31, 2013.
(5) Collateralized Debt Obligations
Included in fixed maturities securities are collateralized debt obligations of $4.3 million, which represent 0.1% of the total investment portfolio and had a duration of 0.01 years at December 31, 2013. The Company had no holdings in collateralized debt obligations at December 31, 2014.

Equity Securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and a partnership interest in a private credit fund. The net losses in 2014 due to changes in fair value of the Company’s equity portfolio were $32.9 million. Prior to the fourth quarter of 2014, the Company realized gains by selling equity securities. During the 4th quarter of 2014, decreases in the fair value of equity securities were primarily due to holdings in energy stocks.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2014, 12.1% of the total investment portfolio at fair value was held in equity securities, compared to 8.9% at December 31, 2013. During the second half of 2013, the Company sold a significant portion of its equity portfolio to improve the asset risk profile in its insurance subsidiaries and to lock in and realize gains that resulted from the large stock market appreciation that occurred during 2013. Those gains can be utilized to offset capital losses for tax purposes within the next three years.

The following table presents the equity security portfolio by industry sector for 2014 and 2013:

	December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$18,707	$20,079	$5,401	$7,759
Communications	6,255	7,103	3,899	4,538
Consumer—cyclical	29,919	32,368	8,095	8,241
Consumer—non-cyclical	9,502	8,931	1,830	2,836
Energy	126,052	135,316	75,093	121,662
Financial	40,439	42,660	25,242	25,627
Funds	10,000	11,719	10,000	12,548
Industrial	24,327	19,693	5,571	5,260
Technology	17,214	18,688	2,503	2,715
Utilities	105,436	116,323	86,299	90,697
	$387,851	$412,880	$223,933	$281,883
D. Debt
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2014	2013
				(Amounts in thousands)

Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017 (2)	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017 (3)	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019 (4)	150,000	50,000
Total				$290,000	$190,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. In 2014, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portions of the credit facility.

(2)	Effective December 3, 2014, the Company extended the maturity date from July 31, 2016 to December 3, 2017.

(3)	Effective December 12, 2014, the Company extended the maturity date from January 2, 2015 to December 3, 2017.

(4)	Effective December 3, 2014, the Company extended the maturity date from June 30, 2018 to December 3, 2019, and expanded the borrowing capacity from $200 million to $250 million.

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and RBC ratio. The Company was in compliance with all of its loan covenants at December 31, 2014, except that CAIC's RBC ratio as of December 31, 2014 was below the loan covenant required level. The Company received a waiver of the non-compliance and contributed $10 million to the statutory surplus of CAIC to comply with the covenant. The Company will continue to monitor projected RBC to evaluate compliance with this covenant. Notwithstanding the loan covenant, CAIC's RBC ratio is well in excess of the regulatory minimum capital requirements.

For a further discussion, see Notes 6 and 7 of Notes to Consolidated Financial Statements.
E. Capital Expenditures
In 2014, the Company made capital expenditures, including capitalized software, of approximately $26 million primarily related to Information Technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2014, 2013, and 2012 each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. Except for CAIC, at 386% and 520% at December 31, 2014 and 2013, respectively, none of the Insurance Companies’ RBC ratio was less than 800% of the authorized control level RBC as of December 31, 2014, 2013, and 2012. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at December 31, 2014, and net premiums written of $2.8 billion, the ratio of premiums written to surplus was 2.0 to 1.

Beginning in 2015, insurance companies will be required to file an ORSA with the insurance regulators in their state of domicile. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by the state insurance regulator to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company will comply with the ORSA requirements and does not expect these requirements to have a material impact on the Company's consolidated financial statements.

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Fieldwork completed. Awaiting final report.
GA	Financial	2011 to 2013	Fieldwork completed. Awaiting final report.
FL	Financial	2010 to 2013	Fieldwork completed. Awaiting final report.
IL	Financial	2010 to 2013	Fieldwork completed. Awaiting final report.
TX	Financial	2010 to 2013	Fieldwork completed. Awaiting final report.
OK	Financial	2011 to 2013	Fieldwork began in February 2015.
TX	Market Conduct	2013 to 2014	Received final report.
CA	Market Conduct	2013 to 2014	Fieldwork began in September 2014.
PA	Market Conduct	2012 to 2013	Fieldwork completed. Awaiting final report.
NJ	Market Conduct	2013 to 2014	Fieldwork will begin in March 2015.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date is expected to be material to the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2014 are summarized as follows:

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$301,659	$2,822	$2,822	$142,049	$2,045	$151,921	$0
Lease obligations(2)	40,042	14,179	12,752	8,870	3,701	514	26
Losses and loss adjustment expenses(3)	1,091,797	612,746	270,581	132,560	52,667	23,243	0
Total Contractual Obligations	$1,433,498	$629,747	$286,155	$283,479	$58,413	$175,678	$26
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balance presented on the consolidated balance sheets as of December 31, 2014 because the debt amounts above include interest, calculated at the most recent LIBOR rate and bank margin in effect.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2020.

(3)
Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2014. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $11.1 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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
Overview
The Company’s investment policies define the overall framework for managing market and investment risks, including accountability and controls over risk management activities, and specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile, and regulatory requirements of the Company's subsidiaries. Executive oversight of investment activities is conducted primarily through the Company’s investment committee. The Company’s investment committee focuses on strategies to enhance after-tax yields, mitigate market risks, and optimize capital to improve profitability and returns.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2014, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value. The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2014:

States	Fair Value	Average Rating
	(Amounts in thousands)
California	$358,412	A+
Texas	340,881	AA
Florida	217,752	A+
Illinois	168,236	A+
Indiana	118,058	A+
Other states	1,072,116	A+
Total	$2,275,455
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as California and Texas. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 13.4% of the Company’s fixed maturity portfolio at December 31, 2014. 6.1% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at December 31, 2014. 7.4% of the Company’s taxable fixed maturity securities, representing 1.0% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2014, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $372.6 million in common stocks, $28.6 million in non-redeemable preferred stocks, and $11.7 million in a partnership interest in a private credit fund. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 10.9% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market. Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Amounts in thousands, except average Beta)
Average Beta	0.98	0.93
Hypothetical reduction in the overall value of the stock market of 25%	$91,287	$55,746
Hypothetical reduction in the overall value of the stock market of 50%	$182,573	$111,492

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
The value of the fixed maturity portfolio, which represented 76.9% of total investment at fair value at December 31, 2014, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.8 years at December 31, 2014 compared to 3.9 years and 3.1 years at December 31, 2013 and 2012, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at December 31, 2014 would decrease by $75.8 million or $151.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company’s bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	53

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013	55
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2014	56
Consolidated Statements of Shareholders’ Equity for Each of the Years in the Three-Year Period Ended December 31, 2014	57
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2014	58
Notes to Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
February 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited Mercury General Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 9, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
February 9, 2015

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,503,494; $2,523,042)	$2,618,400	$2,560,653
Equity securities (cost $387,851; $223,933)	412,880	281,883
Short-term investments (cost $373,180; $315,886)	372,542	315,776
Total investments	3,403,822	3,158,312
Cash	289,907	266,508
Receivables:
Premiums	390,009	366,075
Accrued investment income	38,737	36,120
Other	21,202	23,029
Total receivables	449,948	425,224
Deferred policy acquisition costs	197,202	194,466
Fixed assets, net	158,976	156,716
Current income taxes	503	0
Deferred income taxes	0	15,220
Goodwill	42,796	42,796
Other intangible assets, net	35,623	41,603
Other assets	21,512	14,336
Total assets	$4,600,289	$4,315,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,091,797	$1,038,984
Unearned premiums	999,798	953,527
Notes payable	290,000	190,000
Accounts payable and accrued expenses	130,887	127,663
Current income taxes	0	11,856
Deferred income taxes	5,333	0
Other liabilities	207,028	170,665
Total liabilities	2,724,843	2,492,695
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,121; 54,975	88,705	81,591
Additional paid-in capital	3,804	411
Retained earnings	1,782,937	1,740,484
Total shareholders’ equity	1,875,446	1,822,486
Total liabilities and shareholders’ equity	$4,600,289	$4,315,181

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net premiums earned	$2,796,195	$2,698,187	$2,574,920
Net investment income	125,723	124,538	131,896
Net realized investment gains (losses)	81,184	(11,422)	66,380
Other	8,671	9,738	10,174
Total revenues	3,011,773	2,821,041	2,783,370
Expenses:
Losses and loss adjustment expenses	1,986,122	1,962,690	1,961,448
Policy acquisition costs	526,208	505,517	477,788
Other operating expenses	249,381	219,478	207,281
Interest	2,637	1,260	1,543
Total expenses	2,764,348	2,688,945	2,648,060
Income before income taxes	247,425	132,096	135,310
Income tax expense	69,476	19,953	18,399
Net income	$177,949	$112,143	$116,911
Net income per share:
Basic	$3.23	$2.04	$2.13
Diluted	$3.23	$2.04	$2.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$177,949	$112,143	$116,911
Other comprehensive income, before tax:
Gains on hedging instrument	0	0	0
Other comprehensive income, before tax	0	0	0
Income tax expense related to gains on hedging instrument	0	0	0
Other comprehensive income, net of tax:	0	0	0
Comprehensive income	$177,949	$112,143	$116,911

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Common stock, beginning of year	$81,591	$79,380	$76,634
Proceeds of stock options exercised	6,824	1,884	2,492
Share-based compensation expense	142	125	168
Tax benefit on sales of incentive stock options	148	202	86
Common stock, end of year	88,705	81,591	79,380
Additional paid in capital, beginning of year	411	0	538
Share-based compensation expense	3,970	849	(538)
Exercise of stock options	(577)	(438)	0
Additional paid in capital, end of year	3,804	411	0
Accumulated other comprehensive income, beginning of year	0	0	0
Other comprehensive income, net of tax	0	0	0
Accumulated other comprehensive income, end of year	0	0	0
Retained earnings, beginning of year	1,740,484	1,763,117	1,780,311
Net income	177,949	112,143	116,911
Dividends paid to shareholders	(135,496)	(134,776)	(134,105)
Retained earnings, end of year	1,782,937	1,740,484	1,763,117
Total shareholders’ equity	$1,875,446	$1,822,486	$1,842,497

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,949	$112,143	$116,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,054	30,587	36,974
Net realized investment (gains) losses	(81,184)	11,422	(66,380)
Bond amortization, net	18,918	12,529	6,757
Excess tax benefit from exercise of stock options	(148)	(202)	(86)
Increase in premiums receivable	(23,934)	(20,688)	(56,588)
Changes in current and deferred income taxes	8,343	3,451	(83)
Increase in deferred policy acquisition costs	(2,736)	(8,556)	(14,480)
Increase in unpaid losses and loss adjustment expenses	52,813	2,861	50,844
Increase in unearned premiums	46,271	33,098	77,002
Increase in accounts payable and accrued expenses	31,019	30,367	1,197
Share-based compensation	4,112	974	(370)
(Decrease) increase in other payables	(10,988)	12,135	2,545
Other, net	(1,954)	(10,317)	(6,181)
Net cash provided by operating activities	246,535	209,804	148,062
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(542,494)	(831,796)	(590,562)
Sales	209,680	228,116	139,860
Calls or maturities	330,637	343,628	528,886
Equity securities available for sale in nature:
Purchases	(868,383)	(596,883)	(358,216)
Sales	745,058	872,997	277,272
Calls	1,044	0	923
Changes in securities payable and receivable	9,294	1,702	1,919
Net increase in short-term investments	(56,530)	(20,005)	(58,949)
Purchase of fixed assets	(26,037)	(18,671)	(15,177)
Sale of fixed assets	224	820	2,044
Other, net	3,472	1,741	2,255
Net cash used in investing activities	(194,035)	(18,351)	(69,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(135,496)	(134,776)	(134,105)
Excess tax benefit from exercise of stock options	148	202	86
Proceeds from stock options exercised	6,247	1,446	2,492
Proceeds from bank loan	100,000	50,000	0
Net cash used in financing activities	(29,101)	(83,128)	(131,527)
Net increase (decrease) in cash	23,399	108,325	(53,210)
Cash:
Beginning of year	266,508	158,183	211,393
End of year	$289,907	$266,508	$158,183
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,543	$998	$1,690
Income taxes paid	$61,139	$16,503	$18,481

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation (“Mercury General”) and its subsidiaries (referred to herein collectively as the “Company”) are primarily engaged in writing personal automobile insurance through 13 Insurance Companies in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile lines of insurance were more than 77% of the Company’s direct premiums written in 2014, 2013, and 2012, of which approximately 83%, 81%, and 78% of the private passenger automobile premiums were written in California during 2014, 2013, and 2012, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company (“MCC”)	Mercury National Insurance Company
Mercury Insurance Company (“MIC”)	American Mercury Insurance Company
California Automobile Insurance Company (“CAIC”)	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC (“AFL”)(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC (“FFL”)(4)
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle formed in 2013.

(4)	Special purpose investment vehicle formed in 2014.

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

Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains (losses). Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains (losses), while interest and dividend income on the investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments. See Note 2 for additional information regarding the fair value option.

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

Short-term investments include money market accounts, options, short-term bonds that are highly rated short duration securities and redeemable within one year, and total return swaps.

The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.2 million and $0.1 million were included in other liabilities at December 31, 2014 and 2013, respectively.
Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, interest rate swaps, accounts payable, equity contracts, and secured and unsecured notes payable. As discussed above, all investments are carried at fair value on the consolidated balance sheets, including $0 and $11.7 million of fixed maturities and equity securities, respectively, which are valued based on broker quotes for underlying debt and credit instruments and an estimated benchmark spread for similar assets in active markets. The fair value of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 3, is estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. The fair value of the Company’s $150 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 3, is based on the unadjusted quoted price for similar notes in active markets. See Note 3 for methods and assumptions used in estimating fair values of the total return swaps, interest rate swaps, and equity contracts. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents estimated fair values of financial instruments at December 31, 2014 and 2013.

	December 31,
	2014	2013
	(Amounts in thousands)
Assets
Investments	$3,403,822	$3,158,312
Total return swaps	$0	$1,650
Liabilities
Total return swaps	$4,025	$0
Equity contracts	$194	$140
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$50,000
Total Return Swap Agreements
In 2014, the Company formed and consolidated FFL, a special purpose investment vehicle. The Company is the sole managing member of FFL. On February 13, 2014, FFL entered into a total return swap agreement with Citibank, N.A. (“Citibank”) subject to annual renewals. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $114 million as of December 31, 2014. The total return swap agreement is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. In the event of significant erosion in market value, FFL’s position in the loan portfolio will be reduced and the Company has the option of adding additional capital or terminating the total return swap agreement. The Company extended the agreement for one year.
In 2013, the Company formed and consolidated AFL, a special purpose investment vehicle. The Company is the sole managing member of AFL. On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $144 million as of December 31, 2014. The total return swap agreement is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. In the event of a significant erosion in market value, AFL’s position in the loan portfolio will be reduced and the Company has the option of adding additional capital or terminating the total return swap agreement.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the Departments of Insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $18 million and $17 million at December 31, 2014 and 2013, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $526.2 million, $505.5 million, and $477.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. The Company does not defer advertising expenses but expenses them as incurred. The Company recorded net advertising expenses of approximately $23 million, $20 million, and $19 million during the years ended December 31, 2014, 2013, and 2012, respectively.
Fixed Assets
Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 30 to 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 7 years . In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the three years ended December 31, 2014.
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

The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2014 and 2013, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the term of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $2.84 billion, $2.73 billion, and $2.65 billion in 2014, 2013, and 2012, respectively.
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

Derivative Financial Instruments
The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability, measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include a total return swaps and interest rate swaps. See Note 7.

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the period presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. At December 31, 2014 and 2013, potential dilutive common stocks consist of outstanding stock options. Note 15 contains the required disclosures relating to the calculation of basic and diluted earnings per share.

Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company does not have any operations that require separate disclosure as reportable operating segments for the periods presented.

The Company's annual direct premiums written by lines of insurance were:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Private passenger automobile	$2,223,073	$2,165,557	$2,140,531
Homeowners	374,436	340,013	318,295
Commercial automobile	135,928	104,689	74,655
Other lines	119,732	127,213	122,239
Total	$2,853,169	$2,737,472	$2,655,720

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

At December 31, 2014, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax benefits. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

The fair value of each restricted share grant was determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. See Note 14 for additional disclosures.

Recently Issued Accounting Standards
In May 2014, the FASB issued a new standard that requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer at the amount at which the entity expects to be entitled. The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2016. Early adoption is not permitted. The Company is in the process of evaluating the impact on the consolidated financial statements.
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

2. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Fixed maturity securities	$77,208	$(100,703)	$36,317
Equity securities	(32,922)	56,822	9,158
Short-term investments	(527)	(156)	34
Total	$43,759	$(44,037)	$45,509

A summary of net realized investment gains (losses) is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Net realized gains (losses) from investments and other assets and liabilities:
Fixed maturity securities	$74,489	$(95,225)	$47,707
Equity securities	8,715	80,910	16,679
Short-term investments	(2,470)	(1,059)	(686)
Total return swap	(2,969)	2,176	0
Options	3,419	1,776	2,680
Total	$81,184	$(11,422)	$66,380

Gross gains and losses realized on the sales of investments, excluding options, are shown below:

	Year Ended December 31,
	2014			2013			2012
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$7,015	$(9,734)	$(2,719)	$9,320	$(3,842)	$5,478	$11,473	$(83)	$11,390
Equity securities	59,342	(17,705)	41,637	82,385	(58,297)	24,088	19,538	(12,017)	7,521
Short-term investments	0	(1,943)	(1,943)	0	(903)	(903)	2	(722)	(720)
Contractual Maturity
At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated comprised 1.4% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid. The estimated fair values at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$42,637
Due after one year through five years	355,106
Due after five years through ten years	593,934
Due after ten years	1,626,723
Total	$2,618,400

Investment Income
A summary of net investment income is shown in the following table:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Fixed maturity securities	$104,946	$107,926	$117,557
Equity securities	17,313	18,249	15,831
Short-term investments	8,561	2,702	2,073
Total investment income	$130,820	$128,877	$135,461
Less: investment expense	(5,097)	(4,339)	(3,565)
Net investment income	$125,723	$124,538	$131,896

3. Fair Value Measurement
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

The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2014.

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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $32.5 million and $21.9 million at December 31, 2014 and 2013, respectively, in commercial mortgage-backed securities.
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

Collateralized loan obligations: Valued based on underlying debt instruments and the appropriate benchmark spread for similar assets in active markets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,108	$0	$0	$16,108
Municipal securities	0	2,275,455	0	2,275,455
Mortgage-backed securities	0	47,691	0	47,691
Corporate securities	0	256,930	0	256,930
Collateralized loan obligations	0	22,216	0	22,216
Equity securities:
Common stock:
Public utilities	105,485	0	0	105,485
Banks, trusts and insurance companies	9,757	0	0	9,757
Energy and other	257,356	0	0	257,356
Non-redeemable preferred stock	0	28,563	0	28,563
Partnership interest in a private credit fund	0	0	11,719	11,719
Short-term investments:
Short-term bonds	69,999	18,362	0	88,361
Money market instruments	284,181	0	0	284,181
Total assets at fair value	$742,886	$2,649,217	$11,719	$3,403,822
Liabilities
Other liabilities:
Total return swaps	$0	$4,025	$0	$4,025
Options sold	194	0	0	194
Total liabilities at fair value	$194	$4,025	$0	$4,219

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,096	$0	$0	$16,096
Municipal securities	0	2,235,323	0	2,235,323
Mortgage-backed securities	0	40,247	0	40,247
Corporate securities	0	264,685	0	264,685
Collateralized debt obligations	0	0	4,302	4,302
Equity securities:
Common stock:
Public utilities	85,287	0	0	85,287
Banks, trusts and insurance companies	2,927	0	0	2,927
Energy and other	151,554	0	0	151,554
Non-redeemable preferred stock	0	29,567	0	29,567
Partnership interest in a private credit fund	0	0	12,548	12,548
Short-term investments:
Short-term bonds	39,998	12,890	0	52,888
Money market instruments	262,888	0	0	262,888
Other assets:
Total return swap	0	1,650	0	1,650
Total assets at fair value	$558,750	$2,584,362	$16,850	$3,159,962
Liabilities
Other liabilities:
Options sold	$140	$0	$0	$140
Total liabilities at fair value	$140	$0	$0	$140

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value at December 31:

	2014		2013
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$4,302	$12,548	$42,801	$11,306
Realized gains included in earnings	(755)	(829)	740	1,242
Purchase	0	0	0	0
Sales	(3,547)	0	(30,975)	0
Settlements	0	0	(8,264)	0
Ending Balance	$0	$11,719	$4,302	$12,548
The amount of total (losses) gains for the period included in earnings attributable to assets still held at December 31	$0	$(829)	$321	$1,242

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2014 and 2013.

At December 31, 2014, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

4. Fixed Assets
Fixed assets consist of the following:

	December 31,
	2014	2013
	(Amounts in thousands)
Land	$26,770	$26,770
Buildings and improvements	131,174	127,940
Furniture and equipment	107,288	108,819
Capitalized software	162,065	147,140
Leasehold improvements	8,991	8,610
	436,288	419,279
Less accumulated depreciation and amortization	(277,312)	(262,563)
Fixed assets, net	$158,976	$156,716

Depreciation expense, including amortization of leasehold improvements, was $22.1 million, $24.6 million, and $30.8 million during 2014, 2013, and 2012, respectively.

5. Deferred Policy Acquisition Costs
Deferred policy acquisition costs are as follows:

	December 31,
	2014	2013	2012
	(Amounts in thousands)
Balance, beginning of year	$194,466	$185,910	$171,430
Policy acquisition costs deferred	528,944	514,073	492,268
Amortization	(526,208)	(505,517)	(477,788)
Balance, end of year	$197,202	$194,466	$185,910

6. Notes Payable
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2014	2013
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	150,000	50,000
Total				$290,000	$190,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company's debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Effective December 3, 2014, the Company extended the maturity date of the unsecured credit facility from June 30, 2018 to December 3, 2019, and expanded the borrowing capacity from $200 million to $250 million. In 2014, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portions of the credit facility.

The $120 million credit facility is secured by municipal bonds held as collateral. The collateral requirement is calculated as the fair market value of the municipal bonds held as collateral multiplied by the advance rates, which vary based on the credit quality and duration of the assets held and range between 75% and 100% of the fair value of each bond. Effective December 3, 2014, the Company extended the maturity date of the $120 million credit facility from July 31, 2016 to December 3, 2017.

On December 12, 2014, the Company extended the maturity date of the $20 million bank loan from January 2, 2015 to December 3, 2017. The $20 million bank loan has collateral requirements similar to those of the $120 million credit facility.

The credit facilities and bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and RBC ratio. except that California Automobile Insurance Company's Risk Based Capital Ratio as of December 31, 2014 was below the required level. The Company received a waiver of the non-compliance and contributed $10 million to the statutory surplus of CAIC to comply with the covenant. The Company will continue to monitor projected RBC to evaluate compliance with this covenant. Notwithstanding the loan covenant, CAIC's RBC ratio is well in excess of the regulatory minimum capital requirements.

The aggregated maturities for notes payable are as follows:

Year	Maturity
(Amounts in thousands)
2015	$0
2016	$0
2017	$140,000
2018	$0
2019	$150,000

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
On February 13, 2014, FFL entered into a total return swap agreement with Citibank subject to renew annually. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 140 basis points on the outstanding notional amount of the underlying obligations, which was approximately $114 million as of December 31, 2014. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company extended the agreement for one year.
On August 9, 2013, AFL entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $144 million as of December 31, 2014. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
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

	Asset Derivatives		Liability Derivatives
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Amounts in thousands)
Total return swap - Other assets	$0	$1,650	$0	$0
Equity contracts - Other liabilities	0	0	(194)	(140)
Total return swap - Other liabilities	0	0	(4,025)	0
Total derivatives	$0	$1,650	$(4,219)	$(140)

	(Losses) Gains Recognized in Income
	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$(2,969)	$2,176	$0
Equity contracts—Net realized investment gains (losses)	3,419	1,776	2,680
Interest rate contract - Other revenue	0	103	567
Total	$450	$4,055	$3,247

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

8. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the year ended December 31, 2014. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2014:
Customer relationships	$51,755	$(29,402)	$22,353	11
Trade names	15,400	(3,850)	11,550	24
Technology	4,300	(2,580)	1,720	10
Favorable leases	1,725	(1,725)	0	3
Total intangible assets, net	$73,180	$(37,557)	$35,623

As of December 31, 2013:
Customer relationships	$51,755	$(24,494)	$27,261	11
Trade names	15,400	(3,208)	12,192	24
Technology	4,300	(2,150)	2,150	10
Favorable leases	1,725	(1,725)	0	3
Total intangible assets, net	$73,180	$(31,577)	$41,603

Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expenses were $6.0 million, $6.0 million, and $6.2 million during 2014, 2013, and 2012, respectively. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2014:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2015	$5,980
2016	5,980
2017	5,253
2018	5,239
2019	4,809
Thereafter	8,362
Total	$35,623

9. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax expense consists of the following components:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Federal
Current	$44,469	$30,266	$9,340
Deferred	20,444	(14,970)	6,238
	$64,913	$15,296	$15,578
State
Current	$4,421	$5,234	$2,079
Deferred	142	(577)	742
	$4,563	$4,657	$2,821
Total
Current	$48,890	$35,500	$11,419
Deferred	20,586	(15,547)	6,980
Total	$69,476	$19,953	$18,399

The income tax provision reflected in the consolidated statements of operations is reconciled to the federal income tax on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Computed tax expense at 35%	$86,598	$46,234	$47,359
Tax-exempt interest income	(27,839)	(26,381)	(27,789)
Dividends received deduction	(2,027)	(2,239)	(1,482)
State tax expense	3,872	4,944	1,918
Nondeductible expenses	9,900	190	317
Other, net	(1,028)	(2,795)	(1,924)
Income tax expense	$69,476	$19,953	$18,399

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

	December 31,
	2014	2013
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$71,907	$68,586
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	11,100	12,810
Write-down of impaired investments	942	1,714
Tax credit carryforward	31,198	40,309
Expense accruals	13,395	12,497
Other deferred tax assets	7,448	5,653
Total gross deferred tax assets	135,990	141,569
Deferred tax liabilities:
Deferred acquisition costs	(69,021)	(68,063)
Tax liability on net unrealized gain on securities carried at fair value	(47,333)	(33,964)
Tax depreciation in excess of book depreciation	(9,414)	(9,667)
Undistributed earnings of insurance subsidiaries	(4,486)	(4,024)
Tax amortization in excess of book amortization	(1,982)	(1,447)
Other deferred tax liabilities	(9,087)	(9,184)
Total gross deferred tax liabilities	(141,323)	(126,349)
Net deferred tax (liabilities) assets	$(5,333)	$15,220

The Company had an AMT credit carryforward balance of $31.2 million and $39.2 million at December 31, 2014 and 2013, respectively, which is not subject to expiration.
Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $1.8 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2014. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2011 through 2013 for federal taxes and 2003 through 2013 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2010. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010. The Company protested the proposed adjustments for tax years 2003 through 2006, which were affirmed following an administrative protest process with the FTB examination. The Company is considering its options for resolving the case. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2014	2013
	(Amounts in thousands)
Balance at January 1	$10,784	$5,926
Additions based on tax positions related to:
Current year	2,277	1,225
Prior years	(258)	3,633
Additions (reductions) as a result of lapse of the applicable statute of limitations	(191)	0
Balance at December 31	$12,612	$10,784

As presented above, the balances of unrecognized tax benefits were $12.6 million and $10.8 million at December 31, 2014 and 2013, respectively. Of these totals, $11.1 million and $8.4 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company's total amount of unrecognized tax benefits to materially increase within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2014, 2013, and 2012, the Company recognized net interest and penalty expense, excluding refunds, of $739,000, $1,119,000, and $111,000, respectively. The Company carried an accrued interest and penalty balance of $2,803,000 and $2,065,000 at December 31, 2014 and 2013, respectively.

10. Losses and Loss Adjustment Expenses
Activity in the reserves for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Gross reserves at January 1	$1,038,984	$1,036,123	$985,279
Less reinsurance recoverable	(13,927)	(12,155)	(7,921)
Net reserves at January 1	1,025,057	1,023,968	977,358
Incurred losses and loss adjustment expenses related to:
Current year	1,989,315	1,959,730	1,919,116
Prior years	(3,193)	2,960	42,332
Total incurred losses and loss adjustment expenses	1,986,122	1,962,690	1,961,448
Loss and loss adjustment expense payments related to:
Current year	1,347,967	1,354,074	1,314,748
Prior years	585,899	607,527	600,090
Total payments	1,933,866	1,961,601	1,914,838
Net reserves at year-end	1,077,313	1,025,057	1,023,968
Reinsurance recoverable	14,484	13,927	12,155
Gross reserves at year-end	$1,091,797	$1,038,984	$1,036,123

The decrease in the provision for insured events of prior years in 2014 of approximately $3 million primarily resulted from lower than expected loss severity on California personal auto lines of business partially offset by adverse development in other states.

The increase in the provision for insured events of prior years in 2013 of approximately $3 million primarily resulted from Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry.

The increase in the provision for insured events of prior years in 2012 of approximately $42 million primarily resulted from the re-estimate of accident years 2010 and 2011 California BI losses which have experienced higher average severities and more late reported claims than were originally estimated at December 31, 2011. Additionally, the Company experienced unfavorable development on the run-off of California commercial taxi business and Florida homeowners business. 2012 accident year losses were also impacted by higher loss severity and frequency on the California private passenger automobile line of business.

The Company experienced estimated pre-tax losses and loss adjustment expenses from severe weather events of $11 million, $17 million, and $39 million in 2014, 2013, and 2012, respectively. The losses in 2014 were primarily related to winter freeze events on the East Coast and the severe rainstorms in California. The losses in 2013 were primarily due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions during the second quarter. The losses in 2012 were primarily due to Hurricane Sandy and wind and hail storms in the Midwest region.

11. Dividends
The following table presents shareholder dividends paid in total and per share:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Total paid	$135,496	$134,776	$134,105
Per share	$2.4625	$2.4525	$2.4425

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2015, the insurance subsidiaries of the Company are permitted to pay approximately $177 million in dividends to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2014, 2013, and 2012, the Insurance Companies paid the Company ordinary dividends of $225 million, $120 million, and $145 million, respectively.

On February 6, 2015, the Board of Directors declared a $0.6175 quarterly dividend payable on March 31, 2015 to shareholders of record on March 17, 2015.

12. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the “NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2014, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income and capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Statutory net income(1)	$155,654	$235,251	$63,365
Statutory capital and surplus	$1,438,281	$1,528,682	$1,440,973
 __________

(1)
Statutory net income excludes changes in the fair value of the investment portfolio as a result of the application of the fair value option under GAAP, and reflects the impacts of other differences from GAAP.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2014, 2013, and 2012 each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. Except for CAIC, at 386%, and 520% at December 31, 2014 and 2013, respectively, none of the Insurance Companies’ RBC ratio was less than 800% of the authorized control level RBC as of December 31, 2014, 2013 and 2012. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

13. Profit Sharing Plan and Annual Cash Bonuses
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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $8.0 million, $8.1 million, and $7.2 million for 2014, 2013, and 2012, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides annual cash bonuses to eligible employees based on performance criteria for each recipient and for the Company as a whole.  The Company performance goals were based on the Company's premium growth and combined ratio.  The Company paid annual cash bonuses of $19.2 million, $0 million, and $10.0 million in 2014, 2013, and 2012, respectively.

14. Share-Based Compensation
In May 2005, the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”), which succeeded a prior plan. A maximum of 4,920,750 shares of common stock under the 2005 Plan are authorized for issuance upon exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2014, only options and restricted stock awards have been granted under these plans. Beginning January 1, 2008, options granted, for which the Company has recognized share-based compensation expense become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the market price on the date of grant, and expire after 10 years. Prior to January 1, 2008, shares became exercisable at a rate of 20% per year.

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Cash received from option exercises	$6,247	$1,446	$2,492
Compensation cost	4,112	974	(370)
Excess tax benefit	148	202	86

No stock options were awarded in 2014 and 2012. In 2013, the fair value of stock option awards was estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the following table, which provides the weighted-average values of assumptions used in the calculation of grand-date fair values during the years ended December 31, 2013.

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

A summary of the stock option activity under the Company’s plans as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2014	433,750	$49.11
Granted	0
Exercised	(155,050)	$46.34
Canceled or expired	(30,700)	$57.10
Outstanding at December 31, 2014	248,000	$49.85	3.7	$1,774
Exercisable at December 31, 2014	188,000	$51.86	2.2	$985

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options been exercised on December 31, 2014. The aggregate intrinsic value of stock options exercised was $1,160,000, $862,000, and $392,000 during 2014, 2013, and 2012, respectively. The total fair value of options vested was $142,000, $146,000, and $407,000 during 2014, 2013, and 2012, respectively.

The following table presents information regarding stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Avg. Remaining Contractual Life (Years)	Weighted- Avg. Exercise Price	Number of Options	Weighted- Avg. Exercise Price
$33.61-47.61	105,500	6.5	$43.67	45,500	$43.86
$50.01-52.13	63,500	2.2	$51.03	63,500	$51.03
$54.93-58.83	79,000	1.3	$57.14	79,000	$57.14

As of December 31, 2014, $344,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 2.4 years.

Under the 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees.

The following table presents the grants summary:

	Grant Year
	2014	2013	2012
Three-year performance period ending December 31,	2016	2015	2014
Vesting shares, target (net of forfeited)	86,500	80,500	80,500
Vesting shares, maximum (net of forfeited)	162,188	181,125	181,125

The restricted stock unit activity as of December 31, 2014, 2013, and 2012 and changes during the years then ended is as follows:

	2014		2013		2012
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	170,500	$39.64	169,000	$42.22	135,000	$40.70
Granted	93,500	$45.17	84,500	$36.82	92,000	$44.01
Vested	0		0		0
Forfeited/Canceled	(16,500)	$43.99	(3,000)	$36.82	(3,000)	$44.01
Expired	(80,500)	$44.01	(80,000)	$40.22	(55,000)	$41.40
Outstanding at December 31	167,000	$41.15	170,500	$39.64	169,000	$42.22

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2012 grants, vesting was based on the Company’s cumulative underwriting income and net premium written growth. For 2013 and 2014 grants, vesting will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of December 31, 2014, 7,000, 4,000, and 11,500 target restricted stock units granted in 2014, 2013, and 2012, respectively, have been forfeited because the recipients are no longer employed by the Company.

The fair value of each restricted share grant was determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. For the 2012 grants, the achievement of the performance condition set by the Compensation Committee was no longer considered probable, and previously recognized compensation costs were reversed.

15. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation for income from operations is presented below:

	2014			2013			2012
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$177,949	55,008	$3.23	$112,143	54,947	$2.04	$116,911	54,899	$2.13
Effect of dilutive securities:
Options	0	12		0	17		0	23
Diluted EPS
Income available to common stockholders after assumed conversions	$177,949	55,020	$3.23	$112,143	54,964	$2.04	$116,911	54,922	$2.13

Incremental shares of 273,000, 421,000, and 415,000 for 2014, 2013, and 2012, respectively, were excluded from the computation of the diluted earnings per common shares due to their anti-dilutive effect. Potentially dilutive securities representing approximately 21,000, 63,000, and 80,000 shares of common stock for 2014, 2013, and 2012, respectively, were also excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

16. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2020. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $3.0 million and $3.4 million at December 31, 2014 and 2013, respectively. Total rent expense under these lease agreements was $14.6 million, $19.3 million, and $17.7 million for 2014, 2013, and 2012, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2014:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2015	$14,179
2016	12,752
2017	8,870
2018	3,701
2019	514
Thereafter	26
California Earthquake Authority (“CEA”)
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2014, the most recent date at which information was available, was approximately $62.5 million. There was no assessment made in 2014.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. Following an evidentiary hearing on the noncompliance portion of the 2004 NNC in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. On December 8, 2014 the ALJ submitted a proposed decision to the California Insurance Commissioner and recommended that it be adopted as the decision of the California Insurance Commissioner. The decision states that from the period July 1, 1996 through 2006, Mercury’s "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by those producers constituted the charging of "premium" in excess of the Company’s approved rates and assesses a civil penalty in the amount of $27,593,550 against the Company. The California Insurance Commissioner adopted the ALJ's proposed decision on January 7, 2015, and the Company received notice of the California Department of Insurance decision on January 10, 2015.

The Company denies the allegations and/or findings in the 2004 and 2010 NNC matters, and believes that no monetary penalties are warranted, and the Company intends to vigorously defend itself against the allegations including the $27,593,550 assessed fine, unless a reasonable settlement can be reached. Although the Company intends to continue to defend the allegations in the 2004 NNC, it accrued a liability, and incurred a corresponding expense, for the full proposed penalty amount in the 2004 NNC matter in the three month and twelve month periods ended December 31, 2014. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the 2004 and 2010 NNC matters will be material to the Company’s financial position. The Company has also accrued a liability for the estimated cost to continue to defend itself in the notice of non-compliance matters.
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

17. Risks and Uncertainties

Many businesses are still experiencing the effects of uncertain conditions in the global economy and capital markets, reduced consumer spending and confidence, and continued volatility, which could adversely impact the Company’s financial condition, results of operations, and liquidity. Further, the volatility and disruptions in global capital markets could adversely affect the Company’s investment portfolio. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally. The Company is unable to predict the impact of current and future global economic conditions on the United States, and California, where the majority of the Company’s business is produced.

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

18. Quarterly Financial Information (Unaudited)
Summarized quarterly financial data for 2014 and 2013 are as follows:

	Quarter Ended
	March 31	June 30		September 30	December 31
	(Amounts in thousands, except per share data)
2014
Net premiums earned	$683,701	$697,889		$705,237	$709,368
Change in fair value of investments pursuant to the fair value option	$45,699	$41,412		$(20,528)	$(22,824)
Income (loss) before income taxes	$102,030	$136,436		$37,120	$(28,161)
Net income (loss)	$72,649	$94,960		$31,296	$(20,956)
Basic earnings per share (2)	$1.32	$1.73		$0.57	$(0.38)
Diluted earnings per share (2)	$1.32	$1.73		$0.57	$(0.38)	(1)
Dividends paid per share	$0.6150	$0.6150		$0.6175	$0.6175
2013
Net premiums earned	$662,595	$675,787		$678,913	$680,892
Change in fair value of investments pursuant to the fair value option	$43,467	$(78,726)		$21,815	$(30,593)
Income (loss) before income taxes	$90,994	$(24,959)		$54,793	$11,268
Net income (loss)	$66,461	$(9,264)		$39,570	$15,376
Basic earnings per share	$1.21	$(0.17)		$0.72	$0.28
Diluted earnings per share	$1.21	$(0.17)	(1)	$0.72	$0.28
Dividends paid per share	$0.6125	$0.6125		$0.6125	$0.6150
 __________

(1)	The dilutive impact of incremental shares is excluded from net loss position in accordance with GAAP.

(2)	The basic and diluted earnings per share do not sum due to rounding.

Net income during 2014 was primarily affected by the $27.6 million penalty assessed by California DOI, higher net premiums earned and increases in the fair value of the Company’s investment portfolio offset by catastrophe related losses. See Note 16 of Notes to Consolidated Financial Statements for "2004 NNC" discussion. The primary causes of the net loss during the fourth quarter of 2014 were the $27.6 million penalty described above, the declines in the fair value of the Company’s equity securities due to the overall decline in the equity market, and the severe rainstorms in California.

Net income during 2013 was primarily affected by higher net premiums earned offset by catastrophe related losses, and declines in the fair value of the Company’s investment portfolio due to the overall decline in the municipal markets. Net income during 2013 was also affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The primary causes of the net loss during the second quarter of 2013 were increased losses resulting from catastrophe losses due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions, and declines in the fair value of the Company’s municipal and equity securities due to the overall decline in the municipal and equity markets.

19. Subsequent Event
Pursuant to an October 22, 2014 Stock Purchase Agreement, the Company purchased all the issued and outstanding shares of Workmen’s Auto Insurance Company (“WAIC”), a California domiciled property and casualty insurance company, on January 2, 2015. The Company paid $8 million in cash for the shares of WAIC, of which, $2 million has been withheld in escrow for two years as security for any loss development on claims incurred on or prior to June 30, 2014. In accordance with requirements to obtain regulatory approval, the Company made a $15 million capital contribution to WAIC on January 12, 2015.
WAIC is a Los Angeles-based non-standard, personal automobile lines insurance company that operates predominantly in California. The Company intends to use the WAIC non-standard automobile product to complement the Company’s preferred product offering.

The determination of purchase price and valuation of financial assets acquired and financial liabilities assumed are expected to be completed as soon as practicable. The final purchase price allocation is still under review, specifically related to the determination of the fair value of loss reserves, assets, liabilities, and identifiable intangible assets. The Company expects this review to be completed during the first quarter of 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based upon its assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2014 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2014 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2014 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.

10.7*	Amendment 1999-I and Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.9*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.10*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.12*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.14*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.15*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.16*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.17*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.19*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.21*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.22*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.
10.23*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.
10.24
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

10.25	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.26	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.27	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.28	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.29	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.30	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.31	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.32	Director Compensation Arrangements.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.33*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2013, and is incorporated herein by this reference.
10.34*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.35*	Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.36*	Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.37	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.38	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.39	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.
10.40	Third Amendment Agreement to Credit Agreement, dated as of July 31, 2013, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013, and is incorporated herein by this reference.

10.41*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.42	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, and is incorporated herein by this reference.
10.43	First Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.44	Fourth Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
February 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 9, 2015

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2015

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2015

/S/ BRUCE A. BUNNER Bruce A. Bunner	Director	February 9, 2015

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 9, 2015

/S/ CHRISTOPHER GRAVES Christopher Graves	Director	February 9, 2015

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 9, 2015

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 9, 2015

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 9, 2015

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 9, 2015

/S/ JAMES ELLIS James Ellis	Director	February 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Under date of February 9, 2015, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the Annual Report on Form 10-K for the year 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Los Angeles, California
February 9, 2015

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2014

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,028	$16,108	$16,108
Municipal securities	2,160,710	2,275,455	2,275,455
Mortgage-backed securities	45,519	47,691	47,691
Corporate securities	258,940	256,930	256,930
Collateralized loan obligations	22,297	22,216	22,216
Total fixed maturity securities	2,503,494	2,618,400	2,618,400
Equity securities:
Common stock:
Public utilities	96,482	105,485	105,485
Banks, trust and insurance companies	7,701	9,757	9,757
Energy and other	245,656	257,356	257,356
Non-redeemable preferred stock	28,012	28,563	28,563
Partnership interest in a private credit fund	10,000	11,719	11,719
Total equity securities	387,851	412,880	412,880
Short-term investments	373,180	372,542	372,542
Total investments	$3,264,525	$3,403,822	$3,403,822

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2013

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$15,994	$16,096	$16,096
Municipal securities	2,201,047	2,235,323	2,235,323
Mortgage-backed securities	37,848	40,247	40,247
Corporate securities	264,172	264,685	264,685
Collateralized debt obligations	3,981	4,302	4,302
Total fixed maturity securities	2,523,042	2,560,653	2,560,653
Equity securities:
Common stock:
Public utilities	81,128	85,287	85,287
Banks, trust and insurance companies	1,610	2,927	2,927
Energy and other	101,455	151,554	151,554
Non-redeemable preferred stock	29,740	29,567	29,567
Partnership interest in a private credit fund	10,000	12,548	12,548
Total equity securities	223,933	281,883	281,883
Short-term investments	315,886	315,776	315,776
Total investments	$3,062,861	$3,158,312	$3,158,312

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2014	2013
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $189,032; $27,449)	$182,300	$29,737
Short-term investments (cost $9,744; $11,089)	9,744	11,089
Investment in subsidiaries	1,783,049	1,794,164
Total investments	1,975,093	1,834,990
Cash	52,326	46,332
Accrued investment income	158	16
Amounts receivable from affiliates	1,181	206
Current income taxes	239	0
Deferred income taxes	6,975	1,068
Income tax receivable from affiliates	3,482	11,573
Other assets	1,095	459
Total assets	$2,040,549	$1,894,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$150,000	$50,000
Accounts payable and accrued expenses	0	23
Amounts payable to affiliates	97	34
Income tax payable to affiliates	14,728	6,730
Current income taxes	0	12,672
Other liabilities	278	2,699
Total liabilities	165,103	72,158
Shareholders’ equity:
Common stock	88,705	81,591
Additional paid-in capital	3,804	411
Retained earnings	1,782,937	1,740,484
Total shareholders’ equity	1,875,446	1,822,486
Total liabilities and shareholders’ equity	$2,040,549	$1,894,644

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Revenues:
Net investment income	$4,478	$1,293	$1,114
Net realized investment (losses) gains	(9,428)	3,416	697
Total revenues	(4,950)	4,709	1,811
Expenses:
Other operating expenses	5,971	2,924	1,688
Interest	1,746	318	0
Total expenses	7,717	3,242	1,688
(Loss) income before income taxes and equity in net income of subsidiaries	(12,667)	1,467	123
Income tax (benefit) expense	(100)	3,310	1,800
Loss before equity in net income of subsidiaries	(12,567)	(1,843)	(1,677)
Equity in net income of subsidiaries	190,516	113,986	118,588
Net income	$177,949	$112,143	$116,911

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Net income	$177,949	$112,143	$116,911
Other comprehensive income, before tax:
Gains on hedging instrument	0	0	0
Other comprehensive income, before tax	0	0	0
Income tax expense related to gains on hedging instrument	0	0	0
Other comprehensive income, net of tax:	0	0	0
Comprehensive income	$177,949	$112,143	$116,911

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(3,434)	$(843)	$(5,590)
Cash flows from investing activities:
Capital contribution to controlled entities	(30,125)	(40,125)	(125)
Dividends from subsidiaries	231,756	120,000	145,000
Equity securities:
Purchases	(254,572)	(25,038)	(14,102)
Sales	90,422	25,798	7,308
(Decrease) increase in payable for securities, net	(2,489)	2,489	0
Net decrease (increase) in short-term investments	1,346	36,085	(20,413)
Other, net	2,191	895	429
Net cash provided by investing activities	38,529	120,104	118,097
Cash flows from financing activities:
Dividends paid to shareholders	(135,496)	(134,776)	(134,105)
Excess tax benefit from exercise of stock options	148	202	86
Proceeds from stock options exercised	6,247	1,446	2,492
Proceeds from bank loan	100,000	50,000	0
Net cash used in financing activities	(29,101)	(83,128)	(131,527)
Net increase (decrease) in cash	5,994	36,133	(19,020)
Cash:
Beginning of year	46,332	10,199	29,219
End of year	$52,326	$46,332	$10,199
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,757	$318	$0
Income taxes paid (received)	$2,112	$(827)	$4,667

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
Dividends

Dividends of $225,000,000, $120,000,000 and $145,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2014, 2013, and 2012, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000 in each of 2014, 2013, and 2012.
Notes Payable

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan are secured by approximately $181 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million are guaranteed by the Company.

On July 2, 2013, Mercury General entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. Total borrowings were $150 million as of December 31, 2014.
Federal Income Taxes

The Company files a consolidated federal income tax return with the following entities:

Mercury Casualty Company	Mercury County Mutual Insurance Company
Mercury Insurance Company	Mercury Insurance Company of Florida
California Automobile Insurance Company	Mercury Indemnity Company of America
California General Underwriters Insurance Company, Inc.	Mercury Select Management Company, Inc.
Mercury Insurance Company of Illinois	Mercury Insurance Services LLC
Mercury Insurance Company of Georgia	AIS Management LLC
Mercury Indemnity Company of Georgia	Auto Insurance Specialists LLC
Mercury National Insurance Company	PoliSeek AIS Insurance Solutions, Inc.
American Mercury Insurance Company	Animas Funding LLC
American Mercury Lloyds Insurance Company	Fannette Funding LLC

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2014	2013	2012
	(Amounts in thousands)
Direct amounts	$2,806,889	$2,704,401	$2,578,715
Ceded to other companies	(11,185)	(7,059)	(5,066)
Assumed	491	845	1,271
Net amounts	$2,796,195	$2,698,187	$2,574,920

See accompanying Report of Independent Registered Public Accounting Firm