Form 10-Q
period 2015-03-31
MERCURY GENERAL CORP
filed 2015-04-28
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 24, 2015, the Registrant had issued and outstanding an aggregate of 55,152,462 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,772,702; $2,503,494)	$2,888,943	$2,618,400
Equity securities (cost $362,124; $387,851)	380,816	412,880
Short-term investments (cost $174,040; $373,180)	173,604	372,542
Total investments	3,443,363	3,403,822
Cash	234,576	289,907
Receivables:
Premiums	417,323	390,009
Accrued investment income	40,828	38,737
Other	21,744	21,202
Total receivables	479,895	449,948
Deferred policy acquisition costs	199,101	197,202
Fixed assets, net	156,989	158,976
Current income taxes	2,817	503
Deferred income taxes	326	0
Goodwill	42,796	42,796
Other intangible assets, net	35,528	35,623
Other assets	22,666	21,512
Total assets	$4,618,057	$4,600,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,105,877	$1,091,797
Unearned premiums	1,025,627	999,798
Notes payable	290,000	290,000
Accounts payable and accrued expenses	118,561	130,887
Deferred income taxes	0	5,333
Other liabilities	208,028	207,028
Total liabilities	2,748,093	2,724,843
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,147; 55,121	90,105	88,705
Additional paid-in capital	4,812	3,804
Retained earnings	1,775,047	1,782,937
Total shareholders’ equity	1,869,964	1,875,446
Total liabilities and shareholders’ equity	$4,618,057	$4,600,289
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net premiums earned	$720,737	$683,701
Net investment income	31,506	30,242
Net realized investment (losses) gains	(9,961)	46,712
Other	2,266	2,301
Total revenues	744,548	762,956
Expenses:
Losses and loss adjustment expenses	514,400	476,603
Policy acquisition costs	133,847	129,814
Other operating expenses	65,692	54,004
Interest	750	505
Total expenses	714,689	660,926
Income before income taxes	29,859	102,030
Income tax expense	3,694	29,381
Net income	$26,165	$72,649
Net income per share:
Basic	$0.47	$1.32
Diluted	$0.47	$1.32
Weighted average shares outstanding:
Basic	55,139	54,977
Diluted	55,159	54,986
Dividends paid per share	$0.6175	$0.6150
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$26,165	$72,649
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$26,165	$72,649
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,165	$72,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,107	6,760
Net realized investment losses (gains)	9,961	(46,712)
Bond amortization, net	5,213	4,153
Excess tax benefit from exercise of stock options	(82)	0
Increase in premiums receivables	(22,214)	(26,448)
Change in current and deferred income taxes	(6,102)	10,643
Increase in deferred policy acquisition costs	(1,899)	(6,852)
(Decrease) increase in unpaid losses and loss adjustment expenses	(4,597)	5,061
Increase in unearned premiums	18,866	39,995
Decrease in accounts payable and accrued expenses	(38,258)	(13,626)
Share-based compensation	1,043	398
Changes in other payables	7,543	(6,820)
Other, net	8,706	10,245
Net cash provided by operating activities	11,452	49,446
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(374,582)	(177,508)
Sales	16,733	73,911
Calls or maturities	87,365	59,633
Equity securities available-for-sale in nature:
Purchases	(246,085)	(242,958)
Sales	267,175	157,453
Changes in securities payable and receivable	13,638	(678)
Net decrease in short-term investments and purchased options	198,620	12,206
Purchase of fixed assets	(5,928)	(6,445)
Sale of fixed assets	58	151
Business acquisition, net of cash acquired	7,771	0
Other, net	1,142	840
Net cash used in investing activities	(34,093)	(123,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,055)	(33,811)
Excess tax benefit from exercise of stock options	82	0
Proceeds from stock options exercised	1,283	84
Proceeds from bank loan	0	80,000
Net cash (used in) provided by financing activities	(32,690)	46,273
Net decrease in cash	(55,331)	(27,676)
Cash:
Beginning of the year	289,907	266,508
End of period	$234,576	$238,832
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$692	$477
Income taxes paid	$9,798	$18,737

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2015 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
Earnings per Share
Potentially dilutive securities representing approximately 2,000 and 48,000 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $133.8 million and $129.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expenses of approximately 16.0 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively.

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
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, equity contracts, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Amounts in thousands)
Assets
Investments	$3,443,363	$3,403,822
Liabilities
Options sold	$888	$194
Total return swaps	$1,412	$4,025
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
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
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5.
Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at March 31, 2015 and December 31, 2014 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.
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
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Fixed maturity securities	$1,251	$36,598
Equity securities	(6,337)	9,112
Short-term investments	202	(11)
Total	$(4,884)	$45,699
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
The Company obtained unadjusted fair values on 99.6% of its portfolio from an independent pricing service. For 0.4% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2015.
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
Money market instruments: Valued based on unadjusted quoted prices for identical assets in active markets.
Options sold: Comprised of free-standing exchange listed derivatives that are actively traded and valued based on unadjusted quoted prices for identical instruments in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $46.1 million and $32.5 million at March 31, 2015 and December 31, 2014, respectively, in commercial mortgage-backed securities.
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
Total return swaps: Valued based on multi-dimensional models using inputs such as interest rate yield curves, underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets, observable for substantially the full term of the contract.
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
Collateralized debt obligations/Private equity funds: Valued based on underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets; taking into consideration unobservable inputs related to liquidity assumptions.
The Company’s financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment (losses) gains in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$18,226	$0	$0	$18,226
Municipal securities	0	2,479,879	0	2,479,879
Mortgage-backed securities	0	60,754	0	60,754
Corporate securities	0	279,964	0	279,964
Collateralized loan obligations	0	50,120	0	50,120
Equity securities:
Common stock:
Public utilities	92,722	0	0	92,722
Banks, trusts and insurance companies	12,919	0	0	12,919
Energy and other	231,496	0	0	231,496
Non-redeemable preferred stock	0	28,247	0	28,247
Private equity funds	0	0	15,432	15,432
Short-term investments:
Short-term bonds	69,990	14,750	0	84,740
Money market instruments	88,864	0	0	88,864
Total assets at fair value	$514,217	$2,913,714	$15,432	$3,443,363
Liabilities
Other liabilities:
Total return swaps	$0	$1,412	$0	$1,412
Options sold	888	0	0	888
Total liabilities at fair value	$888	$1,412	$0	$2,300

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,108	$0	$0	$16,108
Municipal securities	0	2,275,455	0	2,275,455
Mortgage-backed securities	0	47,691	0	47,691
Corporate securities	0	256,930	0	256,930
Collateralized loan obligations	0	22,216	0	22,216
Equity securities:
Common stock:
Public utilities	105,485	0	0	105,485
Banks, trusts and insurance companies	9,757	0	0	9,757
Energy and other	257,356	0	0	257,356
Non-redeemable preferred stock	0	28,563	0	28,563
Private equity fund	0	0	11,719	11,719
Short-term investments:
Short-term bonds	69,999	18,362	0	88,361
Money market instruments	284,181	0	0	284,181
Total assets at fair value	$742,886	$2,649,217	$11,719	$3,403,822
Liabilities
Other liabilities:
Total return swaps	$0	$4,025	$0	$4,025
Options sold	194	0	0	194
Total liabilities at fair value	$194	$4,025	$0	$4,219

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value:

	Three Months Ended March 31,
	2015	2014
	Private Equity Fund	Collateralized Debt Obligations	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$11,719	$4,302	$12,548
Realized (losses) gains included in earnings	802	(755)	178
Reclassification from other assets	2,911	0	0
Sales	0	(3,547)	0
Ending Balance	$15,432	$0	$12,726
The amount of total (losses) gains for the period included in earnings attributable to assets still held at March 31	$802	$0	$178
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2015 and 2014.
At March 31, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 135 basis points on the outstanding notional amount of the underlying obligations, which was approximately $107 million as of March 31, 2015. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2016.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $154 million as of March 31, 2015. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and losses and gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	March 31, 2015	December 31, 2014
	(Amount in thousands)
Total return swaps - Other liabilities	$(1,412)	$(4,025)
Options sold - Other liabilities	(888)	(194)
Total derivatives	$(2,300)	$(4,219)

	Gain Recognized in Income
	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$2,988	$875
Options sold - Net realized investment (losses) gains	447	555
Total	$3,435	$1,430
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2015. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of March 31, 2015 and December 31, 2014.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of March 31, 2015:
Customer relationships	$51,755	$(30,629)	$21,126	11
Trade names	15,400	(4,010)	11,390	24
Technology	4,300	(2,688)	1,612	10
Insurance license	1,400	0	1,400	Indefinite
Total other intangible assets, net	$72,855	$(37,327)	$35,528

As of December 31, 2014:
Customer relationships	$51,755	$(29,402)	$22,353	11
Trade names	15,400	(3,850)	11,550	24
Technology	4,300	(2,580)	1,720	10
Total other intangible assets, net	$71,455	$(35,832)	$35,623
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for each of the three months ended March 31, 2015 and 2014, respectively. The following table presents the estimated future amortization expenses related to intangible assets as of March 31, 2015:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2015	$4,485
2016	5,980
2017	5,253
2018	5,239
2019	4,809
Thereafter	8,362
Total	$34,128

The Company recognized $1.4 million of intangible assets for a state insurance license related to the acquisition of Workmen's Auto Insurance Company (“WAIC”) during the three months ended March 31, 2015. See Note 10 for the acquisition's cost allocation. Intangible assets are reviewed annually for impairment and more frequently if potential impairment indications exist. No impairment indications were identified during any of the periods presented.

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
The Company adopted the 2015 Incentive Award Plan (the “2015 Plan”) in 2015 as described fully on Form S-8 filed on February 20, 2015, subject to shareholder approval. The Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees under the Company’s 2015 Plan for 2015 and under the Company’s 2005 Incentive Award Plan for 2014 and 2013 as follows:

	Grant Year
	2015	2014	2013
Three-year performance period ending December 31,	2017	2016	2015
Vesting shares, target (net of forfeited)	95,250	85,500	79,500
Vesting shares, maximum (net of forfeited)	178,594	160,313	178,875

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Vesting of grants will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of March 31, 2015, 1,000, 8,000 and 5,000 target restricted stock units granted in 2015, 2014 and 2013, respectively, have been forfeited because the recipients are no longer employed by the Company.
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
There was a $0.1 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the three months ended March 31, 2015. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2011 through 2013 for federal taxes and 2003 through 2013 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is considering its options for resolving the case. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.
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
At March 31, 2015, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Acquisition
Pursuant to an October 22, 2014 Stock Purchase Agreement, the Company purchased all the issued and outstanding shares of WAIC, a California domiciled property and casualty insurance company, on January 2, 2015. The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been withheld in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on its most recent evaluation of the claims reserves for WAIC for loss incurred on or prior to June 30, 2014, the Company estimates that it will recover the $2 million held in escrow and, therefore, the Company has deducted it from cash consideration to arrive at the fair value of total consideration transferred. In accordance with requirements to obtain regulatory approval, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon estimates of their fair values at the acquisition date. The following table summarizes the consideration paid for WAIC and the preliminary allocation of the purchase price.

January 2, 2015
(Amounts in thousands)
Consideration
Cash	$8,000
Less: Amount held in escrow	2,000
Fair value of total consideration transferred	$6,000

Acquisition-related costs	$231
Recognized amounts of identifiable assets acquired and liabilities assumed
Total assets	$31,078
Total liabilities	(26,478)
Total identifiable net assets	4,600
Intangible asset - state insurance license	1,400
Total	$6,000
The intangible asset has an indefinite life. See Note 7 for further discussion.
The fair value of the total assets acquired includes cash, investments, receivables, deferred taxes, other assets, and fixed assets. The fair value of the total liabilities assumed includes loss and loss adjustment expenses, unearned premiums, accounts payable, and other accrued liabilities.
The following table reflects the amount of revenue and net income of WAIC included in the Company's consolidated statement of operations for the three-month period ended March 31, 2015.

Three Months ended March 31, 2015
(Amounts in thousands)
WAIC
Revenue (1)	$6,863
Net loss	(2,014)
____________

1.	Includes net premiums earned, net investment income, and net realized investment gains/losses.

11. Contingencies
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

OVERVIEW
A. General
The operating results of property and casualty insurance companies are subject to significant quarter-to-quarter and year-to-year fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of insurance including premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty insurance industry has been highly cyclical, with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. These cycles can have a significant impact on the Company’s ability to grow and retain business.
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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (“Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages because they allow the Company to charge lower prices while realizing better margins than many competitors.
The direct premiums written during the three months ended March 31, 2015 and 2014 by state and line of business were:
Three Months Ended March 31, 2015
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$491,576	$74,019	$18,306	$22,035	$605,936	81.6%
Florida	37,223	1	6,457	221	43,902	5.9%
Other states (1)	62,685	15,038	11,388	3,868	92,979	12.5%
Total	$591,484	$89,058	$36,151	$26,124	$742,817	100.0%
	79.6%	12.0%	4.9%	3.5%	100.0%
Three Months Ended March 31, 2014
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$479,283	$66,243	$15,909	$19,117	$580,552	80.0%
Florida	34,837	0	7,180	2,152	44,169	6.1%
Other states (1)	63,859	15,791	10,005	11,597	101,252	13.9%
Total	$577,979	$82,034	$33,094	$32,866	$725,973	100.0%
	79.6%	11.3%	4.6%	4.5%	100.0%

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Received final report.
GA	Financial	2011 to 2013	Fieldwork completed. Awaiting final report.
FL	Financial	2010 to 2013	Received final report.
IL	Financial	2010 to 2013	Received final report.
TX	Financial	2010 to 2013	Fieldwork completed. Awaiting final report.
OK	Financial	2011 to 2013	Fieldwork began in March 2015.
CA	Market Conduct	2013 to 2014	Fieldwork began in September 2014.
PA	Market Conduct	2012 to 2013	Received final report.
NJ	Market Conduct	2013 to 2014	Fieldwork began in March 2015.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
The California DOI approved a 6.4% rate increase on the Company’s California preferred private passenger automobile line of business, which represents approximately 50% of the Company's total net  premium earned.  The rate increase will be implemented in May 2015.  The Company filed for, and is awaiting approval on, a 6.9% rate increase for its California standard private passenger automobile line of business, which represents approximately 15% of the total Company net premiums earned.
In April 2010, the California DOI issued a Notice of Non-Compliance (“2010 NNC”) to Mercury Insurance Company (“MIC”), Mercury Casualty Company (“MCC”), and California Automobile Insurance Company (“CAIC”) based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the California DOI in February 2010. The 2010 NNC included allegations of noncompliance with applicable California insurance law and sought to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and reserved the right to seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the 2010 NNC, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense did not establish to the satisfaction of the California DOI that the alleged noncompliance does not exist, and the matters described in the 2010 NNC were not able to be resolved informally with the California DOI. On March 2, 2015, MIC, MCC, and CAIC entered into an agreement with the California DOI, pursuant to which all allegations in the 2010 NNC were settled for $1 million, which was subsequently paid.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI seeks to impose a fine for each policy in which the Company allegedly permitted an agent to charge a broker fee and a penalty for each policy on which the Company allegedly used a misleading advertisement and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. Following an evidentiary hearing on the noncompliance portion of the 2004 NNC in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. On December 8, 2014, the ALJ submitted a proposed decision related to the noncompliance portion of the 2004 NNC to the California Insurance Commissioner and recommended that it be adopted as the decision of the California Insurance Commissioner. The decision states that from the period July 1, 1996 through 2006, Mercury’s “brokers” were actually operating as “de facto agents” and that the charging of “broker fees” by those producers constituted the charging of “premium” in excess of the Company’s approved rates and assesses a civil penalty in the amount of $27,593,550 against the Company. The California Insurance Commissioner issued an order (the “Order”) adopting the ALJ’s proposed decision and imposing the proposed penalty on January 7, 2015, and the Company received notice of the California Department of Insurance decision on January 10, 2015. The Company accrued $27,593,550 for the assessed penalty in the fourth quarter 2014 statements of operations and subsequently paid it in March 2015. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in California Superior Court seeking, among other things, to require the California Insurance Commissioner to vacate the Order while the Superior Court action is pending and to judicially declare as invalid the California Insurance Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Superior Court action is in the preliminary stage.
The Company denies the allegations and findings in the 2004 NNC, and believes that no monetary penalties are warranted. The Company intends to vigorously defend itself against the allegations and findings, to seek to have the Order vacated and to pursue recovery of the $27,593,550 penalty that was paid and any interest that has accrued as a result of the payment of the penalty, unless a reasonable settlement can be reached. The Company has accrued a liability for the estimated cost to continue to defend itself and recover the penalty paid.
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

At March 31, 2015 and December 31, 2014, the Company recorded its point estimate of approximately $1.11 billion and $1.09 billion, respectively, in losses and loss adjustment expenses liabilities, which include approximately $440 million and $441 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2015, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2015, the Company reported favorable development of approximately $3 million on the 2014 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2014 totaled approximately $1.09 billion. The favorable development in 2015 came primarily from California personal auto lines of business, which was partially offset by adverse development in other states.
For the three months ended March 31, 2015, the Company recorded catastrophe losses of approximately $2 million which were primarily related to tornadoes in Oklahoma.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.6% of the fair value of financial instruments held at March 31, 2015 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At March 31, 2015, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax credit carryforwards. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2015 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2015 was 12.4%, compared to 28.8% for the same period in 2014. The decrease in the effective tax rate is mainly due to a decrease in taxable income relative to tax exempt investment income. The Company’s effective tax rate for the three months ended March 31, 2015 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Revenue
Net premiums written and net premiums earned for the three months ended March 31, 2015 increased 2.2% and 5.4%, respectively, from the corresponding period in 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of business.
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

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Net premiums written	$740,492	$724,693
Change in net unearned premium	(19,755)	(40,992)
Net premiums earned	$720,737	$683,701
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2015	2014
Loss ratio	71.4%	69.7%
Expense ratio	27.7%	26.9%
Combined ratio	99.1%	96.6%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The 2015 loss ratio includes approximately $2 million of catastrophe losses and approximately $3 million of favorable development on prior accident year reserves. The 2014 loss ratio includes approximately $4 million of catastrophe losses and $4 million of favorable development on prior accident year reserves. The loss ratio for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to rising loss frequency and increasing severity on the California private passenger automobile line of business.
Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The increase in expense ratio resulted primarily from an increase in advertising expenses as a result of the national advertising campaign launched in 2015.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $3.7 million and $29.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in income tax expense resulted primarily from net realized investment losses for the three months ended March 31, 2015 compared to net realized investment gains in the corresponding period in 2014.
Investments
The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Average invested assets at cost (1)	$3,320,746	$3,118,963
Net investment income (2)
Before income taxes	$31,506	$30,242
After income taxes	$27,495	$26,960
Average annual yield on investments (2)
Before income taxes	3.8%	3.9%
After income taxes	3.3%	3.5%
Net realized investment (losses) gains	$(9,961)	$46,712

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

The following tables present the components of net realized (losses) gains from the investment portfolio included in net income of the Company:

	Gains (Losses) Recognized in Net Income
	Three Months Ended March 31, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized (losses) gains from investments:
Fixed maturity securities (1)(2)	$0	$1,251	$1,251
Equity securities (1)(3)	(7,618)	(6,337)	(13,955)
Short-term investments (1)	(894)	202	(692)
Total return swaps	375	2,613	2,988
Options sold	617	(170)	447
Total	$(7,520)	$(2,441)	$(9,961)

	(Losses) Gains Recognized in Net Income
	Three Months Ended March 31, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized (losses) gains from investments:
Fixed maturity securities (1)(2)	$(3,830)	$36,598	$32,768
Equity securities (1)(3)	3,412	9,112	12,524
Short-term investments (1)	0	(11)	(11)
Total return swap	1,026	(151)	875
Options sold	463	93	556
Total	$1,071	$45,641	$46,712
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value increases in both 2015 and 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In the 2015 period, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company’s holdings in energy stocks. In the 2014 period, the increases in fair value were primarily caused by the overall improvement in the equity market.

Net Income

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$26,165	$72,649
Basic average shares outstanding	55,139	54,977
Diluted average shares outstanding	55,159	54,986
Basic Per Share Data:
Net Income	$0.47	$1.32
Net realized investment (losses) gains, net of tax	$(0.12)	$0.55
Diluted Per Share Data:
Net Income	$0.47	$1.32
Net realized investment (losses) gains, net of tax	$(0.12)	$0.55

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $408.2 million at March 31, 2015 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the three months ended March 31, 2015 was $11.5 million, a decrease of $38.0 million compared to the corresponding period in 2014. The decrease was primarily due to the increase in paid losses and loss adjustment expenses and paid expenses, which include the $27.6 million penalty assessed by California DOI as discussed in “Regulatory and Litigation Matters” in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”; partially offset by an increase in premiums collection and a decrease in income taxes paid. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders and for making investments.
The following table presents the estimated fair value of the Company's fixed maturity securities at March 31, 2015 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$74,230
Due after one year through two years	108,113
Due after two years through three years	94,061
Due after three years through four years	66,273
Due after four years through five years	52,965
Total due within five years	$395,642

B. Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty (“Treaty”) that is effective through June 30, 2015. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit, excludes coverage in Florida, and limits certain coverages to 37% of catastrophe losses resulting from earthquakes and fire following earthquakes. The annual premium is $4.8 million, and the Company intends to negotiate terms for the renewal of the treaty prior to expiration.
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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2015:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$18,104	$18,226
Municipal securities	2,365,679	2,479,879
Mortgage-backed securities	58,687	60,754
Corporate securities	280,702	279,964
Collateralized loan obligations	49,530	50,120
	2,772,702	2,888,943
Equity securities:
Common stock:
Public utilities	90,341	92,722
Banks, trusts and insurance companies	11,204	12,919
Energy and other	219,655	231,496
Non-redeemable preferred stock	28,013	28,247
Private equity funds	12,911	15,432
	362,124	380,816
Short-term investments	174,040	173,604
Total investments	$3,308,866	$3,443,363

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At March 31, 2015, 68.7% of the Company’s total investment portfolio at fair value and 81.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At March 31, 2015, 51.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.

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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 13.2 years and 12.6 years (12.8 years and 11.4 years when including short-term instruments) at March 31, 2015 and December 31, 2014, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.9 years and 3.4 years (3.8 years and 3.1 years when including short-term instruments) at March 31, 2015 and December 31, 2014, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.1 years and 2.8 years (3.0 years and 2.6 years when including short-term instruments) at March 31, 2015 and December 31, 2014, respectively, including collateralized mortgage obligations with a modified duration of 2.1 years and 1.8 years at March 31, 2015 and December 31, 2014, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2015, consistent with the average rating at December 31, 2014. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security's average of ratings assigned by nationally recognized securities rating organizations.
Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At March 31, 2015, fixed maturity holdings rated below investment grade and non-rated bonds totaled $40.8 million and $5.6 million, respectively, at fair value, and represented 1.4% and 0.2%, respectively, of total fixed maturity securities. At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $10.8 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities.
The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at March 31, 2015 at fair value. Credit ratings for the Company’s fixed maturity portfolio were stable during the three months ended March 31, 2015, with 95.7% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.5% of fixed maturity securities at fair value experienced upgrades during the period, partially offset by 1.8% in credit downgrades. A majority of the downgrades were slight and still within the investment grade portfolio, except for $7.0 million at fair value that were downgraded to below investment grade during the three months ended March 31, 2015.

	March 31, 2015
	(Amounts in thousands)
	AAA(1)	AA(1)(2)	A(1)(2)	BBB(1)(2)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$16,956	$0	$0	$0	$0	$16,956
Government agency	1,270	0	0	0	0	1,270
Total	18,226	0	0	0	0	18,226
	100.0%					100.0%
Municipal securities:
Insured	12,353	431,513	513,175	6,997	6,125	970,163
Uninsured	251,429	482,292	577,185	195,276	3,534	1,509,716
Total	263,782	913,805	1,090,360	202,273	9,659	2,479,879
	10.6%	36.8%	44.0%	8.2%	0.4%	100.0%
Mortgage-backed securities:
Commercial	7,618	8,258	19,742	10,515	0	46,133
Agencies	5,091	0	0	0	0	5,091
Non-agencies:
Prime	0	59	838	0	2,597	3,494
Alt-A	0	0	1,278	0	4,758	6,036
Total	12,709	8,317	21,858	10,515	7,355	60,754
	20.9%	13.7%	36.0%	17.3%	12.1%	100.0%
Corporate securities:
Communications	0	0	6,001	874	0	6,875
Consumer-cyclical	0	0	8,395	5,765	0	14,160
Consumer-non-cyclical	0	346	174	15,687	3,661	19,868
Industrial	0	0	0	6,520	5,763	12,283
Energy	0	0	467	63,251	7,042	70,760
Basic materials	0	0	0	6,451	5,357	11,808
Financial	0	11,021	52,716	53,576	4,288	121,601
Technology	0	0	0	6,571	3,300	9,871
Utilities	0	0	2,004	10,734	0	12,738
Total	0	11,367	69,757	169,429	29,411	279,964
	0.0%	4.1%	24.9%	60.5%	10.5%	100.0%

Collateralized loan obligations:
Corporate	0	2,973	47,147	0	0	50,120
Total	0	2,973	47,147	0	0	50,120
	0.0%	5.9%	94.1%	0.0%	0.0%	100.0%
Total	$294,717	$936,462	$1,229,122	$382,217	$46,425	$2,888,943
	10.2%	32.4%	42.5%	13.2%	1.7%	100.0%

(1)
To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security's average of ratings assigned by nationally recognized securities rating organizations.

(2)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

(1) Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at March 31, 2015, of which $1.0 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at March 31, 2015.

At March 31, 2015, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 50.6% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A+, with an underlying rating of A+. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuers. 8.8% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(2) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $6.0 million and $6.2 million ($5.4 million and $5.5 million at amortized cost) of Alt-A mortgages at March 31, 2015 and December 31, 2014, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $46.1 million and $32.5 million ($46.0 million and $32.3 million at amortized cost) in commercial mortgage-backed securities at March 31, 2015 and December 31, 2014, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at March 31, 2015 was B, consistent with the weighted-average rating at December 31, 2014. The weighted-average rating of the entire mortgage-backed securities portfolio was A and BBB+ at March 31, 2015 and December 31, 2014, respectively.
(3) Corporate Securities
Included in fixed maturity securities are $280.0 million and $256.9 million of corporate securities, which had durations of 2.6 years and 2.3 years at March 31, 2015 and December 31, 2014, respectively. The weighted-average rating was BBB at March 31, 2015 and December 31, 2014.
(4) Collateralized Loan Obligations
Included in fixed maturity securities are collateralized loan obligations of $50.1 million and $22.2 million, which represent 1.5% and 0.7% of the total investment portfolio and had a duration of 5.6 years and 5.4 years at March 31, 2015 and December 31, 2014, respectively. The weighted-average rating was A at March 31, 2015 and December 31, 2014.
Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net losses due to changes in fair value of the Company’s equity portfolio during the three months ended March 31, 2015 were $6.3 million. The primary cause of the decrease in the value of the Company’s equity securities was the overall decline in the energy and utilities sectors during the three months ended March 31, 2015.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2015, 11.1% of the total investment portfolio at fair value was held in equity securities, compared to 12.1% at December 31, 2014.

D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	March 31, 2015		December 31, 2014
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000		$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000		20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	150,000	(1)	150,000	(1)
Total				$290,000		$290,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. During the three months ended March 31, 2015, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at March 31, 2015.

E. Regulatory Capital Requirements
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at March 31, 2015, and net premiums written for the twelve months ended on that date of $2.9 billion, the ratio of premiums written to surplus was 2.0 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2015, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2014. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 85.8% of its fixed maturity portfolio at March 31, 2015, at fair value, are broadly diversified geographically. 95.3% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2015:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$411,367	AA
California	381,989	A+
Florida	251,855	A+
Illinois	168,296	A+
Indiana	119,552	A+
Other states	1,146,820	AA-
Total	$2,479,879
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 18.2% of the Company’s fixed maturity portfolio at March 31, 2015. 4.4% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at March 31, 2015. 6.3% of the Company’s taxable fixed maturity securities, representing 1.1% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At March 31, 2015, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $337.2 million in common stocks, $28.2 million in non-redeemable preferred stocks, and $15.4 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 9.8% of total investments at fair value at March 31, 2015. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. Based on a hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Amounts in thousands, except average Beta)
Average Beta	0.94	0.98
Hypothetical reduction in the overall value of the stock market of 25%	$79,227	$91,287
Hypothetical reduction in the overall value of the stock market of 50%	$158,454	$182,573
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

The value of the fixed maturity portfolio at March 31, 2015, which represented 83.9% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.1 years at March 31, 2015 compared to 2.8 years at December 31, 2014.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at March 31, 2015 would decrease by $92.2 million or $184.4 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also “Overview-C. Regulatory and Litigation Matters” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: April 28, 2015	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: April 28, 2015	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer