Form 10-Q
period 2015-06-30
MERCURY GENERAL CORP
filed 2015-08-04
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 30, 2015, the Registrant had issued and outstanding an aggregate of 55,164,462 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,804,605; $2,503,494)	$2,890,629	$2,618,400
Equity securities (cost $307,857; $387,851)	315,590	412,880
Short-term investments (cost $153,549; $373,180)	153,548	372,542
Total investments	3,359,767	3,403,822
Cash	274,782	289,907
Receivables:
Premiums	413,870	390,009
Accrued investment income	43,562	38,737
Other	21,411	21,202
Total receivables	478,843	449,948
Deferred policy acquisition costs	199,305	197,202
Fixed assets, net	157,455	158,976
Current income taxes	7,068	503
Deferred income taxes	14,076	0
Goodwill	42,796	42,796
Other intangible assets, net	34,033	35,623
Other assets	18,359	21,512
Total assets	$4,586,484	$4,600,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,113,932	$1,091,797
Unearned premiums	1,026,614	999,798
Notes payable	290,000	290,000
Accounts payable and accrued expenses	128,291	130,887
Deferred income taxes	0	5,333
Other liabilities	179,904	207,028
Total liabilities	2,738,741	2,724,843
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,164; 55,121	90,993	88,705
Additional paid-in capital	6,129	3,804
Retained earnings	1,750,621	1,782,937
Total shareholders’ equity	1,847,743	1,875,446
Total liabilities and shareholders’ equity	$4,586,484	$4,600,289
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Net premiums earned	$731,546	$697,889
Net investment income	31,697	30,850
Net realized investment (losses) gains	(39,348)	76,190
Other	2,276	2,090
Total revenues	726,171	807,019
Expenses:
Losses and loss adjustment expenses	521,214	483,043
Policy acquisition costs	135,140	133,060
Other operating expenses	64,537	53,792
Interest	769	688
Total expenses	721,660	670,583
Income before income taxes	4,511	136,436
Income tax (benefit) expense	(5,128)	41,476
Net income	$9,639	$94,960
Net income per share:
Basic	$0.17	$1.73
Diluted	$0.17	$1.73
Weighted average shares outstanding:
Basic	55,160	54,978
Diluted	55,179	54,989
Dividends paid per share	$0.6175	$0.6150

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$9,639	$94,960
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$9,639	$94,960
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues:
Net premiums earned	$1,452,283	$1,381,590
Net investment income	63,203	61,092
Net realized investment (losses) gains	(49,309)	122,902
Other	4,542	4,391
Total revenues	1,470,719	1,569,975
Expenses:
Losses and loss adjustment expenses	1,035,614	959,646
Policy acquisition costs	268,987	262,874
Other operating expenses	130,229	107,796
Interest	1,519	1,193
Total expenses	1,436,349	1,331,509
Income before income taxes	34,370	238,466
Income tax (benefit) expense	(1,434)	70,857
Net income	$35,804	$167,609
Net income per share:
Basic	$0.65	$3.05
Diluted	$0.65	$3.05
Weighted average shares outstanding:
Basic	55,149	54,977
Diluted	55,169	54,988
Dividends paid per share	$1.2350	$1.2300

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Net income	$35,804	$167,609
Other comprehensive income, before tax:
Gains on hedging instrument	0	0
Other comprehensive income, before tax:	0	0
Income tax expense related to gains on hedging instrument	0	0
Other comprehensive income, net of tax:	0	0
Comprehensive income	$35,804	$167,609
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,804	$167,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,750	13,394
Net realized investment losses (gains)	49,309	(122,902)
Bond amortization, net	11,348	10,113
Excess tax benefit from exercise of stock options	(106)	(5)
Increase in premiums receivables	(18,761)	(18,313)
Change in current and deferred income taxes	(24,080)	40,808
Increase in deferred policy acquisition costs	(2,103)	(4,751)
Increase in unpaid losses and loss adjustment expenses	3,458	14,046
Increase in unearned premiums	19,853	39,935
Decrease in accounts payable and accrued expenses	(28,778)	(5,800)
Share-based compensation	2,396	1,069
Changes in other payables	9,668	(9,146)
Other, net	1,431	2,332
Net cash provided by operating activities	73,189	128,389
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(519,337)	(331,438)
Sales	69,834	126,426
Calls or maturities	141,144	117,104
Equity securities available-for-sale in nature:
Purchases	(408,862)	(510,895)
Sales	481,773	390,438
Calls or maturities	2,378	0
Changes in securities payable and receivable	(6,784)	(16,330)
Net decrease in short-term investments and purchased options	219,485	86,212
Purchase of fixed assets	(11,298)	(12,204)
Sale of fixed assets	104	207
Business acquisition, net of cash acquired	7,771	0
Other, net	1,381	1,557
Net cash used in investing activities	(22,411)	(148,923)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(68,120)	(67,624)
Excess tax benefit from exercise of stock options	106	5
Proceeds from stock options exercised	2,111	118
Proceeds from bank loan	0	80,000
Net cash (used in) provided by financing activities	(65,903)	12,499
Net decrease in cash	(15,125)	(8,035)
Cash:
Beginning of the year	289,907	266,508
End of period	$274,782	$258,473
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,440	$1,152
Income taxes paid	$22,647	$30,049

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
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2015 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Earnings per Share
Potentially dilutive securities representing approximately 2,000 and 34,000 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 2,000 and 40,000 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $135.1 million and $133.1 million for the three months ended June 30, 2015 and 2014, respectively, and $269.0 million and $262.9 million for the six months ended June 30, 2015 and 2014, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $28.1 million and $11.8 million for the six months ended June 30, 2015 and 2014, respectively.

2. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer at the amount at which the entity expects to be entitled. The new standard will be effective for fiscal years and interim periods within those years that begin after December 15, 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact on the consolidated financial statements.
In February 2015, the FASB issued amendments affecting the consolidation evaluation of limited partnerships and similar entities, fees paid to a decision maker or a service provider as a variable interest, and variable interests in a variable interest entity held by related parties of the reporting entities. The amendments are effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.
In May 2015, the FASB issued a new standard that requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) the claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodology used to determine the amounts disclosed is required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. The new standard will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. The following table presents the estimated fair values of financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Amounts in thousands)
Assets
Investments	$3,359,767	$3,403,822
Liabilities
Options sold	$51	$194
Total return swaps	$1,564	$4,025
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
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
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining the Company's realized gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. For additional disclosures regarding methods and assumptions used in estimating fair values of these securities, see Note 5.

Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at June 30, 2015 and December 31, 2014 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.
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
The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Fixed maturity securities	$(30,257)	$33,015	$(29,007)	$69,613
Equity securities	(10,960)	8,528	(17,296)	17,640
Short-term investments	435	(131)	636	(142)
Total	$(40,782)	$41,412	$(45,667)	$87,111
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
The Company obtained unadjusted fair values on 99.6% of its portfolio from an independent pricing service. For 0.4% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of June 30, 2015.
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
Options sold/Purchased options: Comprised of free-standing exchange listed derivatives that are actively traded and valued based on unadjusted quoted prices for identical instruments in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $45.2 million and $32.5 million at June 30, 2015 and December 31, 2014, respectively, in commercial mortgage-backed securities.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$24,783	$0	$0	$24,783
Municipal securities	0	2,486,708	0	2,486,708
Mortgage-backed securities	0	59,091	0	59,091
Corporate securities	0	269,384	0	269,384
Collateralized loan obligations	0	50,663	0	50,663
Equity securities:
Common stock:
Public utilities	73,704	0	0	73,704
Banks, trusts and insurance companies	11,090	0	0	11,090
Energy and other	190,882	0	0	190,882
Non-redeemable preferred stock	0	26,169	0	26,169
Private equity funds	0	0	13,745	13,745
Short-term investments:
Short-term bonds	69,996	2,167	0	72,163
Money market instruments	81,385	0	0	81,385
Total assets at fair value	$451,840	$2,894,182	$13,745	$3,359,767
Liabilities
Other liabilities:
Total return swaps	$0	$1,564	$0	$1,564
Options sold	51	0	0	51
Total liabilities at fair value	$51	$1,564	$0	$1,615

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,108	$0	$0	$16,108
Municipal securities	0	2,275,455	0	2,275,455
Mortgage-backed securities	0	47,691	0	47,691
Corporate securities	0	256,930	0	256,930
Collateralized loan obligations	0	22,216	0	22,216
Equity securities:
Common stock:
Public utilities	105,485	0	0	105,485
Banks, trusts and insurance companies	9,757	0	0	9,757
Energy and other	257,356	0	0	257,356
Non-redeemable preferred stock	0	28,563	0	28,563
Private equity fund	0	0	11,719	11,719
Short-term investments:
Short-term bonds	69,999	18,362	0	88,361
Money market instruments	284,181	0	0	284,181
Total assets at fair value	$742,886	$2,649,217	$11,719	$3,403,822
Liabilities
Other liabilities:
Total return swaps	$0	$4,025	$0	$4,025
Options sold	194	0	0	194
Total liabilities at fair value	$194	$4,025	$0	$4,219

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value:

	Three Months Ended June 30,
	2015	2014
	Private Equity Fund	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$15,432	$12,726
Realized (losses) gains included in earnings	(1,663)	240
Settlement	(24)	0
Ending Balance	$13,745	$12,966
The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30	$(1,663)	$240

	Six Months Ended June 30,
	2015	2014
	Private Equity Fund	Collateralized Debt Obligations	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$11,719	$4,302	$12,548
Realized (losses) gains included in earnings	(861)	(755)	418
Reclassification from other assets	2,911	0	0
Sales	0	(3,547)	0
Settlement	(24)	0	0
Ending Balance	$13,745	$0	$12,966
The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30	$(861)	$0	$418
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2015 and 2014.
At June 30, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 135 basis points on the outstanding notional amount of the underlying obligations, which was approximately $111 million as of June 30, 2015. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2016.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $152 million as of June 30, 2015. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and losses and gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Amount in thousands)
Total return swaps - Other liabilities	$0	$0	$1,564	$4,025
Options sold - Other liabilities	0	0	51	194
Total derivatives	$0	$0	$1,615	$4,219

	Gain Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$723	$1,733	$3,712	$2,609
Options sold - Net realized investment (losses) gains	1,077	508	1,524	1,063
Total	$1,800	$2,241	$5,236	$3,672
Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding options sold, see Note 5.
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2015. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of June 30, 2015 and December 31, 2014.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of June 30, 2015:
Customer relationships	$51,755	$(31,856)	$19,899	11
Trade names	15,400	(4,171)	11,229	24
Technology	4,300	(2,795)	1,505	10
Insurance license	1,400	0	1,400	Indefinite
Total other intangible assets, net	$72,855	$(38,822)	$34,033

As of December 31, 2014:
Customer relationships	$51,755	$(29,402)	$22,353	11
Trade names	15,400	(3,850)	11,550	24
Technology	4,300	(2,580)	1,720	10
Total other intangible assets, net	$71,455	$(35,832)	$35,623
Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was $1.5 million for each of the three months ended June 30, 2015 and 2014, respectively, and $3.0 million for each of the six months ended June 30, 2015 and 2014, respectively. The following table presents the estimated future amortization expenses related to intangible assets as of June 30, 2015:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2015	$2,990
2016	5,980
2017	5,253
2018	5,239
2019	4,809
Thereafter	8,362
Total	$32,633

The Company recognized $1.4 million of intangible assets for a state insurance license related to the acquisition of Workmen's Automobile Insurance Company (“WAIC”). See Note 10 for the acquisition's cost allocation.
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
The Company adopted the 2015 Incentive Award Plan (the “2015 Plan”) in 2015 as described fully on Form S-8 filed in February 2015 and the Company's shareholders approved the 2015 Plan in May 2015. The Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees under the 2015 Plan for 2015 and under the Company’s 2005 Equity Incentive Award Plan for 2014 and 2013 as follows:

	Grant Year
	2015	2014	2013
Three-year performance period ending December 31,	2017	2016	2015
Vesting shares, target (net of forfeited)	95,250	85,500	78,500
Vesting shares, maximum (net of forfeited)	178,594	160,313	176,625
The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Vesting of grants will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of June 30, 2015, 1,000, 8,000 and 6,000 target restricted stock units granted in 2015, 2014 and 2013, respectively, have been forfeited because the recipients are no longer employed by the Company.
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
There was a $0.4 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the six months ended June 30, 2015. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At June 30, 2015, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Acquisition
Pursuant to an October 22, 2014 Stock Purchase Agreement, the Company purchased all the issued and outstanding shares of WAIC, a California domiciled property and casualty insurance company, on January 2, 2015. The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been withheld in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on its most recent evaluation of the claims reserves for WAIC for loss incurred on or prior to June 30, 2014, the Company estimates that it will recover the $2 million held in escrow and, therefore, the Company has deducted it from cash consideration to arrive at the fair value of total consideration transferred. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.
The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon estimates of their fair values at the acquisition date. The following table summarizes the consideration paid for WAIC and the allocation of the purchase price.

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
The following table reflects the amount of revenue and net income of WAIC included in the Company's consolidated statement of operations for the six months ended June 30, 2015.

Six Months Ended June 30, 2015
(Amounts in thousands)
WAIC
Revenue (1)	$12,771
Net loss	(2,831)
____________

1.	Includes net premiums earned, net investment income, and net realized investment gains/losses.
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
The direct premiums written during the six months ended June 30, 2015 and 2014 by state and line of business were:
Six Months Ended June 30, 2015
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$957,742	$160,699	$37,908	$47,705	$1,204,054	81.4%
Florida	75,109	6	13,542	643	89,300	6.0%
Other states (1)	121,288	33,491	23,211	7,362	185,352	12.6%
Total	$1,154,139	$194,196	$74,661	$55,710	$1,478,706	100.0%
	78.1%	13.1%	5.0%	3.8%	100.0%
Six Months Ended June 30, 2014
(Amounts in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$927,757	$144,702	$32,747	$40,560	$1,145,766	80.3%
Florida	66,234	5	12,829	4,103	83,171	5.8%
Other states (1)	121,926	35,496	20,379	19,586	197,387	13.9%
Total	$1,115,917	$180,203	$65,955	$64,249	$1,426,324	100.0%
	78.2%	12.6%	4.7%	4.5%	100.0%

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

State	Exam Type	Period Under Review	Status
CA	Financial	2011 to 2013	Received final report.
GA	Financial	2011 to 2013	Fieldwork completed. Awaiting final report.
TX	Financial	2010 to 2013	Received final report.
OK	Financial	2011 to 2013	Received final report.
CA	Market Conduct	2013 to 2014	Fieldwork completed. Awaiting final report.
NJ	Market Conduct	2013 to 2014	Fieldwork completed. Awaiting final report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
The California DOI approved a 6.4% rate increase on the Company’s California preferred private passenger automobile line of business, which represents approximately 50% of the Company's total net premium earned.  The rate increase was implemented in May 2015. In addition, the California DOI approved a 6.9% rate increase for its California standard private passenger automobile line of business, which represents approximately 15% of the Company’s total net premiums earned.  The rate increase will be implemented in August 2015.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance, originally issued in February 2004 (as amended, “2004 NNC”), alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The action sought to impose a fine for each policy for which the Company allegedly permitted an agent to charge a broker fee, a penalty for each time the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserted the false advertising allegations, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. Following an evidentiary hearing on the rate allegations in April 2013, and an unsuccessful mediation, the ALJ submitted a proposed decision on the rating portion of the 2004 NNC. The ALJ found that from the period July 1, 1996 through 2006, Mercury’s “brokers” were actually operating as “de facto agents” and that the charging of “broker fees” by those producers constituted the charging of “premium” in excess of the Company’s approved rates, and recommended a civil penalty in the amount of $27,593,550 against the Company. On January 7, 2015, the California Insurance Commissioner issued an order (the “Order”) adopting the ALJ’s proposed decision and imposing the proposed penalty. The Company accrued $27,593,550 for the assessed penalty in the fourth quarter 2014 statements of operations and subsequently paid it in March 2015 without waiving its right to challenge the Order in court. On February 9, 2015, the Company filed a Petition for Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in the Los Angeles Superior Court seeking, among other things, to vacate the Order and the monetary penalty, and to declare as invalid the ALJ’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Company expects the hearing on the Superior Court action to be completed in the first quarter of 2016. The Company has had preliminary discussions with the California DOI regarding the false advertising portion of the case. The Company believes the false advertising portion of the case should be stayed pending the outcome of the unlawful rate portion of the case in Superior Court, as the outcome of that case may have an impact on the false advertising portion of the case.

The Company denies the allegations and findings in the 2004 NNC, and believes that no monetary penalties are warranted. The Company intends to vigorously defend itself against the allegations and findings, to seek to have the Order vacated and to pursue recovery of the $27,593,550 penalty that was accrued in 2014 and paid in 2015 plus any interest that has accrued as a result of the payment of the penalty, unless a reasonable settlement can be reached. The Company has accrued a liability for the estimated cost to continue to defend itself and recover the penalty paid.
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

At June 30, 2015 and December 31, 2014, the Company recorded its point estimate of approximately $1.11 billion and $1.09 billion, respectively, in losses and loss adjustment expenses liabilities, which include approximately $438 million and $441 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2015, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2015, the Company reported favorable development of approximately $5 million on the 2014 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2014 totaled approximately $1.09 billion. The favorable development in 2015 came primarily from California personal automobile lines of business, which was partially offset by adverse development in other states.
For the six months ended June 30, 2015, the Company recorded catastrophe losses of approximately $10 million which were primarily related to tornadoes in Oklahoma and severe storms in the Midwest and Texas.
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
Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.6% of the fair value of financial instruments held at June 30, 2015 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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

Income Taxes
At June 30, 2015, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax credit carryforwards. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the six months ended June 30, 2015 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2015 was (4.2%), compared to 29.7% for the same period in 2014. The decrease in the effective tax rate is mainly due to a decrease in taxable income, primarily caused by net realized investment losses, relative to tax exempt investment income. The Company’s effective tax rate for the six months ended June 30, 2015 was lower than the statutory tax rate primarily as a result of tax exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Revenue
Net premiums written and net premiums earned for the three months ended June 30, 2015 increased 5.0% and 4.8%, respectively, from the corresponding period in 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of business and growth in the number of homeowner policies written in California and private passenger automobile in several states outside of California.
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

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Net premiums written	$733,548	$698,759
Change in net unearned premium	(2,002)	(870)
Net premiums earned	$731,546	$697,889
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2015	2014
Loss ratio	71.2%	69.2%
Expense ratio	27.3%	26.8%
Combined ratio	98.5%	96.0%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The 2015 loss ratio includes approximately $7 million of catastrophe losses and approximately $2 million of favorable development on prior accident year reserves. The 2014 loss ratio includes approximately $2 million of catastrophe losses and $4 million of favorable development on prior accident year reserves. The loss ratio for the three months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher catastrophe losses, rising loss frequency and increasing severity on the California private passenger automobile line of business.
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
Income tax (benefit) expense was $(5.1) million and $41.5 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in income tax expense to an income tax benefit resulted primarily from net realized investment losses for the three months ended June 30, 2015 compared to net realized investment gains in the corresponding period in 2014.

Investments
The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Average invested assets at cost (1)	$3,284,994	$3,132,330
Net investment income (2)
Before income taxes	$31,697	$30,850
After income taxes	$27,710	$27,562
Average annual yield on investments (2)
Before income taxes	3.9%	3.9%
After income taxes	3.4%	3.5%
Net realized investment (losses) gains	$(39,348)	$76,190

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

The following tables present the components of net realized investment (losses) gains included in net income:

	Gains (Losses) Recognized in Net Income
	Three Months Ended June 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$204	$(30,257)	$(30,053)
Equity securities (1)(3)	(68)	(10,960)	(11,028)
Short-term investments (1)	(502)	435	(67)
Total return swaps	875	(152)	723
Options sold	833	244	1,077
Total	$1,342	$(40,690)	$(39,348)

	Gains (Losses) Recognized in Net Income
	Three Months Ended June 30, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$398	$33,015	$33,413
Equity securities (1)(3)	32,148	8,528	40,676
Short-term investments (1)	(9)	(131)	(140)
Total return swap	932	801	1,733
Options sold	663	(155)	508
Total	$34,132	$42,058	$76,190
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value decreases in 2015 were adversely affected by the increase in market interest rates during the three months ended June 30, 2015. The fair value increases in 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In the 2015 period, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company’s holdings in utility stocks. In the 2014 period, the increases in fair value were primarily caused by the overall improvement in the equity market.

Net Income

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$9,639	$94,960
Basic average shares outstanding	55,160	54,978
Diluted average shares outstanding	55,179	54,989
Basic Per Share Data:
Net Income	$0.17	$1.73
Net realized investment (losses) gains, net of tax	$(0.47)	$0.90
Diluted Per Share Data:
Net Income	$0.17	$1.73
Net realized investment (losses) gains, net of tax	$(0.47)	$0.90

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Revenue
Net premiums written and net premiums earned for the six months ended June 30, 2015 increased 3.6% and 5.1%, respectively, from the corresponding period in 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of business and growth in the number of homeowner policies written in California and private passenger automobile in several states outside of California.

The following is a reconciliation of total net premiums written to net premiums earned:

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Net premiums written	$1,474,040	$1,423,452
Change in net unearned premium	(21,757)	(41,862)
Net premiums earned	$1,452,283	$1,381,590
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2015	2014
Loss ratio	71.3%	69.5%
Expense ratio	27.5%	26.8%
Combined ratio	98.8%	96.3%
The 2015 loss ratio includes approximately $10 million of catastrophe losses and approximately $5 million of favorable development on prior accident year reserves. The 2014 loss ratio includes approximately $6 million of catastrophe losses and $8 million of favorable development on prior accident year reserves. The loss ratio for the six months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher catastrophe losses, rising loss frequency and increasing severity on the California private passenger automobile line of business.

The increase in expense ratio resulted primarily from an increase in advertising expenses as a result of the national advertising campaign launched in 2015.
Income tax (benefit) expense was $(1.4) million and $70.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in income tax expense to an income tax benefit resulted primarily from net realized investment losses for the six months ended June 30, 2015 compared to net realized investment gains in the corresponding period in 2014.
Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Average invested assets at cost (1)	$3,302,428	$3,097,087
Net investment income (2)
Before income taxes	$63,203	$61,092
After income taxes	$55,205	$54,521
Average annual yield on investments (2)
Before income taxes	3.8%	4.0%
After income taxes	3.3%	3.5%
Net realized investment (losses) gains	$(49,309)	$122,902

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

The following tables present the components of net realized investment (losses) gains included in net income:

	Gains (Losses) Recognized in Net Income
	Six Months Ended June 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$204	$(29,007)	$(28,803)
Equity securities (1)(3)	(7,686)	(17,296)	(24,982)
Short-term investments (1)	(1,396)	636	(760)
Total return swaps	1,250	2,462	3,712
Options sold	1,450	74	1,524
Total	$(6,178)	$(43,131)	$(49,309)

	(Losses) Gains Recognized in Net Income
	Six Months Ended June 30, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$(3,433)	$69,613	$66,180
Equity securities (1)(3)	35,561	17,640	53,201
Short-term investments (1)	(9)	(142)	(151)
Total return swap	1,958	651	2,609
Options sold	1,125	(62)	1,063
Total	$35,202	$87,700	$122,902
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value decreases in 2015 were adversely affected by the increase in market interest rates during the three months ended June 30, 2015. The increases in 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In the 2015 period, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company’s holdings in utility stocks. In the 2014 period, the increases in fair value were primarily caused by the overall improvement in the equity market.

Net Income

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$35,804	$167,609
Basic average shares outstanding	55,149	54,977
Diluted average shares outstanding	55,169	54,988
Basic Per Share Data:
Net Income	$0.65	$3.05
Net realized investment (losses) gains, net of tax	$(0.58)	$1.45
Diluted Per Share Data:
Net Income	$0.65	$3.05
Net realized investment (losses) gains, net of tax	$(0.58)	$1.45

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $428.3 million at June 30, 2015 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the six months ended June 30, 2015 was $73.2 million, a decrease of $55.2 million compared to the corresponding period in 2014. The decrease was primarily due to the increase in paid losses, loss adjustment expenses, and operating expenses, which include the $27.6 million penalty assessed by California DOI as discussed in “Regulatory and Litigation Matters” in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”; partially offset by an increase in premiums collections. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of the Company’s fixed maturity securities at June 30, 2015 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$78,756
Due after one year through two years	98,008
Due after two years through three years	96,812
Due after three years through four years	52,566
Due after four years through five years	69,601
Total due within five years	$395,743
B. Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty (“Treaty”) that is effective through June 30, 2016. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit, excludes coverage in Florida, and limits certain coverages to 37% of catastrophe losses resulting from earthquakes and fire following earthquakes. The annual premium is $4.1 million, and the Company intends to negotiate terms for the renewal of the treaty prior to expiration.
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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2015:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$24,779	$24,783
Municipal securities	2,401,993	2,486,708
Mortgage-backed securities	57,139	59,091
Corporate securities	271,138	269,384
Collateralized loan obligations	49,556	50,663
	2,804,605	2,890,629
Equity securities:
Common stock:
Public utilities	75,219	73,704
Banks, trusts and insurance companies	8,989	11,090
Energy and other	185,127	190,882
Non-redeemable preferred stock	25,634	26,169
Private equity funds	12,888	13,745
	307,857	315,590
Short-term investments	153,549	153,548
Total investments	$3,266,011	$3,359,767

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At June 30, 2015, 69.9% of the Company’s total investment portfolio at fair value and 81.2% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At June 30, 2015, 53.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 13.3 years and 12.6 years (12.9 years and 11.4 years when including short-term instruments) at June 30, 2015 and December 31, 2014, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 4.0 years and 3.4 years (3.9 years and 3.1 years when including short-term instruments) at June 30, 2015 and December 31, 2014, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 2.7 years and 2.8 years (2.6 years and 2.6 years when including short-term instruments) at June 30, 2015 and December 31, 2014, respectively, including collateralized mortgage obligations with a modified duration of 2.0 years and 1.8 years at June 30, 2015 and December 31, 2014, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2015, consistent with the average rating at December 31, 2014. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At June 30, 2015, fixed maturity holdings rated below investment grade and non-rated bonds totaled $41.9 million and $5.7 million, respectively, at fair value, and represented 1.5% and 0.2%, respectively, of total fixed maturity securities. At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $10.8 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity portfolio were stable during the six months ended June 30, 2015, with 97.3% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.5% and 2.2% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the period. A majority of the downgrades were slight and still within the investment grade portfolio, except for $4.3 million at fair value that were downgraded to below investment grade during the six months ended June 30, 2015. The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at fair value.

	June 30, 2015
	(Amounts in thousands)
	AAA(1)	AA(1)(2)	A(1)(2)	BBB(1)(2)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$16,609	$0	$0	$0	$0	$16,609
Government agency	8,174	0	0	0	0	8,174
Total	24,783	0	0	0	0	24,783
	100.0%					100.0%
Municipal securities:
Insured	12,264	415,022	495,036	6,962	6,113	935,397
Uninsured	258,994	516,546	581,575	190,673	3,523	1,551,311
Total	271,258	931,568	1,076,611	197,635	9,636	2,486,708
	10.9%	37.5%	43.3%	7.9%	0.4%	100.0%
Mortgage-backed securities:
Commercial	7,576	7,634	19,524	10,424	0	45,158
Agencies	4,714	0	0	0	0	4,714
Non-agencies:
Prime	0	49	786	0	2,533	3,368
Alt-A	0	0	1,243	0	4,608	5,851
Total	12,290	7,683	21,553	10,424	7,141	59,091
	20.8%	13.0%	36.5%	17.6%	12.1%	100.0%
Corporate securities:
Communications	0	0	5,874	851	0	6,725
Consumer-cyclical	0	0	8,370	1,261	4,295	13,926
Consumer-non-cyclical	0	338	0	15,635	3,674	19,647
Industrial	0	0	0	6,398	2,705	9,103
Energy	0	0	451	54,963	7,603	63,017
Basic materials	0	0	0	6,349	5,094	11,443
Financial	0	8,557	71,560	38,967	4,300	123,384
Technology	0	0	0	6,534	3,155	9,689
Utilities	0	0	1,998	10,452	0	12,450
Total	0	8,895	88,253	141,410	30,826	269,384
	0.0%	3.3%	32.8%	52.5%	11.4%	100.0%

Collateralized loan obligations:
Corporate	0	3,004	47,659	0	0	50,663
Total	0	3,004	47,659	0	0	50,663
	0.0%	5.9%	94.1%	0.0%	0.0%	100.0%
Total	$308,331	$951,150	$1,234,076	$349,469	$47,603	$2,890,629
	10.7%	32.9%	42.7%	12.1%	1.6%	100.0%

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

(1) U.S. government bonds and agencies
The Company had $29.5 million, or 1.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at June 30, 2015. In April 2015, Fitch affirmed its AAA rating for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

(2) Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at June 30, 2015, of which $0.9 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at June 30, 2015.
At June 30, 2015, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Build America Mutual Assurance Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 54.7% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A+, with an underlying rating of A+. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuers. 8.8% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
(3) Mortgage-Backed Securities
The mortgage-backed securities portfolio is categorized as loans to “prime” borrowers except for $5.9 million and $6.2 million ($5.2 million and $5.5 million at amortized cost) of Alt-A mortgages at June 30, 2015 and December 31, 2014, respectively. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $45.2 million and $32.5 million ($45.1 million and $32.3 million at amortized cost) in commercial mortgage-backed securities at June 30, 2015 and December 31, 2014, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at June 30, 2015 was B, consistent with the weighted-average rating at December 31, 2014. The weighted-average rating of the entire mortgage-backed securities portfolio was A and BBB+ at June 30, 2015 and December 31, 2014, respectively.
(4) Corporate Securities
Included in fixed maturity securities are corporate securities as follows:

	June 30, 2015	December 31, 2014

Corporate securities at fair value, in thousands	$269,384	$256,930
Duration	2.3 years	2.3 years
Weighted-average rating	BBB	BBB

(5) Collateralized Loan Obligations
Included in fixed maturity securities are collateralized loan obligations as follows:

	June 30, 2015	December 31, 2014

Collateralized loan obligations at fair value, in thousands	$50,663	$22,216
Percentage of total investment portfolio	1.5%	0.7%
Duration	5.3 years	5.4 years
Weighted-average rating	A	A

Equity securities
Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net losses due to changes in fair value of the Company’s equity portfolio during the six months ended June 30, 2015 were $17.3 million. The primary cause of the decrease in the value of the Company’s equity securities was the overall decline in the utilities sectors during the six months ended June 30, 2015.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2015, 9.4% of the total investment portfolio at fair value was held in equity securities, compared to 12.1% at December 31, 2014.
D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	June 30, 2015		December 31, 2014
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000		$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000		20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	150,000	(1)	150,000	(1)
Total				$290,000		$290,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. During the six months ended June 30, 2015, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at June 30, 2015.

E. Regulatory Capital Requirements
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at June 30, 2015, and net premiums written for the twelve months ended on that date of $2.9 billion, the ratio of premiums written to surplus was 2.0 to 1.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2015, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2014. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 86.0% of its fixed maturity portfolio at June 30, 2015, at fair value, are broadly diversified geographically. 94.4% of municipal bond holdings are tax-exempt. The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2015:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$401,449	AA
California	400,655	A+
Florida	241,361	A+
Illinois	162,949	A+
Indiana	118,222	A+
Other states	1,162,072	A+
Total	$2,486,708
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 18.8% of the Company’s fixed maturity portfolio at June 30, 2015. 5.4% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at June 30, 2015. 6.3% of the Company’s taxable fixed maturity securities, representing 1.2% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At June 30, 2015, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $275.7 million in common stocks, $26.2 million in non-redeemable preferred stocks, and $13.7 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market. The Company invests more in the energy and utility sector relative to the S&P 500 Index.
Common stocks represented 8.2% of total investments at fair value at June 30, 2015. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market. Based on a hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Amounts in thousands, except average Beta)
Average Beta	0.91	0.98
Hypothetical reduction in the overall value of the stock market of 25%	$62,717	$91,287
Hypothetical reduction in the overall value of the stock market of 50%	$125,433	$182,573
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
The value of the fixed maturity portfolio at June 30, 2015, which represented 86.0% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.7 years at June 30, 2015 compared to 2.8 years at December 31, 2014.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at June 30, 2015 would decrease by $80.0 million or $160.0 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

MERCURY GENERAL CORPORATION

Date: August 4, 2015	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 4, 2015	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer