Form 10-Q/A
period 2015-06-30
MERCURY GENERAL CORP
filed 2015-08-05
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 (the “Amendment”) amends the Quarterly Report on Form 10-Q of Mercury General Corporation originally filed with the Securities and Exchange Commission on August 4, 2015 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising Exhibits 15.1 and 15.2 to include the complete accounting periods covered by Exhibit 15.1 and add a registration statement to those listed in Exhibit 15.2.  Except for the revision of Exhibits 15.1 and 15.2 included in this Amendment, there have been no changes in any of the information contained in the Original Filing. For convenience, the entire Quarterly Report on Form 10-Q, as amended, is being re-filed in this Amendment.  This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

MERCURY GENERAL CORPORATION

Date: August 5, 2015	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer