Form 10-Q
period 2015-09-30
MERCURY GENERAL CORP
filed 2015-11-02
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 29, 2015, the Registrant had issued and outstanding an aggregate of 55,164,462 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,802,441; $2,503,494)	$2,886,864	$2,618,400
Equity securities (cost $307,893; $387,851)	298,687	412,880
Short-term investments (cost $162,834; $373,180)	162,835	372,542
Total investments	3,348,386	3,403,822
Cash	295,184	289,907
Receivables:
Premiums	442,061	390,009
Accrued investment income	41,383	38,737
Other	21,114	21,202
Total receivables	504,558	449,948
Deferred policy acquisition costs	205,245	197,202
Fixed assets, net	157,605	158,976
Current income taxes	11,915	503
Deferred income taxes	20,971	0
Goodwill	42,796	42,796
Other intangible assets, net	32,538	35,623
Other assets	27,381	21,512
Total assets	$4,646,579	$4,600,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,131,553	$1,091,797
Unearned premiums	1,063,323	999,798
Notes payable	290,000	290,000
Accounts payable and accrued expenses	139,345	130,887
Deferred income taxes	—	5,333
Other liabilities	192,859	207,028
Total liabilities	2,817,080	2,724,843
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,164; 55,121	91,028	88,705
Additional paid-in capital	6,644	3,804
Retained earnings	1,731,827	1,782,937
Total shareholders’ equity	1,829,499	1,875,446
Total liabilities and shareholders’ equity	$4,646,579	$4,600,289
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:
Net premiums earned	$745,520	$705,237
Net investment income	30,898	32,564
Net realized investment losses	(26,286)	(20,089)
Other	2,281	2,275
Total revenues	752,413	719,987
Expenses:
Losses and loss adjustment expenses	545,692	492,525
Policy acquisition costs	132,881	131,090
Other operating expenses	60,788	58,545
Interest	785	707
Total expenses	740,146	682,867
Income before income taxes	12,267	37,120
Income tax (benefit) expense	(3,003)	5,824
Net income	$15,270	$31,296
Net income per share:
Basic	$0.28	$0.57
Diluted	$0.28	$0.57
Weighted average shares outstanding:
Basic	55,164	55,002
Diluted	55,178	55,014
Dividends paid per share	$0.6175	$0.6150

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$15,270	$31,296
Other comprehensive income, before tax:
Gains on hedging instrument	—	—
Other comprehensive income, before tax:	—	—
Income tax expense related to gains on hedging instrument	—	—
Other comprehensive income, net of tax:	—	—
Comprehensive income	$15,270	$31,296
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Net premiums earned	$2,197,803	$2,086,827
Net investment income	94,101	93,656
Net realized investment (losses) gains	(75,595)	102,813
Other	6,823	6,666
Total revenues	2,223,132	2,289,962
Expenses:
Losses and loss adjustment expenses	1,581,306	1,452,171
Policy acquisition costs	401,868	393,964
Other operating expenses	191,017	166,341
Interest	2,304	1,900
Total expenses	2,176,495	2,014,376
Income before income taxes	46,637	275,586
Income tax (benefit) expense	(4,437)	76,681
Net income	$51,074	$198,905
Net income per share:
Basic	$0.93	$3.62
Diluted	$0.93	$3.62
Weighted average shares outstanding:
Basic	55,154	54,986
Diluted	55,172	54,995
Dividends paid per share	$1.8525	$1.8450

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Net income	$51,074	$198,905
Other comprehensive income, before tax:
Gains on hedging instrument	—	—
Other comprehensive income, before tax:	—	—
Income tax expense related to gains on hedging instrument	—	—
Other comprehensive income, net of tax:	—	—
Comprehensive income	$51,074	$198,905
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,074	$198,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,967	20,145
Net realized investment losses (gains)	75,595	(102,813)
Bond amortization, net	17,279	14,650
Excess tax benefit from exercise of stock options	(106)	(169)
Increase in premiums receivables	(46,952)	(29,613)
Change in current and deferred income taxes	(35,822)	16,632
Increase in deferred policy acquisition costs	(8,043)	(6,972)
Increase in unpaid losses and loss adjustment expenses	21,079	23,929
Increase in unearned premiums	56,562	59,092
(Decrease) increase in accounts payable and accrued expenses	(17,509)	15,968
Share-based compensation	2,946	2,741
Changes in other payables	10,255	(14,643)
Other, net	2,382	1,645
Net cash provided by operating activities	148,707	199,497
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(807,150)	(393,208)
Sales	211,724	175,919
Calls or maturities	283,311	213,865
Equity securities available-for-sale in nature:
Purchases	(573,011)	(706,461)
Sales	641,854	522,662
Calls or maturities	2,378	—
Changes in securities payable and receivable	(6,658)	(5,622)
Net decrease in short-term investments and purchased options	210,274	23,788
Purchase of fixed assets	(16,384)	(20,880)
Sale of fixed assets	136	209
Business acquisition, net of cash acquired	7,771	—
Other, net	2,291	2,896
Net cash used in investing activities	(43,464)	(186,832)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(102,183)	(101,461)
Excess tax benefit from exercise of stock options	106	169
Proceeds from stock options exercised	2,111	1,800
Proceeds from bank loan	—	100,000
Net cash (used in) provided by financing activities	(99,966)	508
Net increase in cash	5,277	13,173
Cash:
Beginning of the year	289,907	266,508
End of period	$295,184	$279,681
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,228	$1,840
Income taxes paid	$31,385	$60,049

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
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2015 and the results of operations, comprehensive income, and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Earnings per Share
Potentially dilutive securities representing approximately 5,000 and 18,000 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 2,000 and 31,000 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $132.9 million and $131.1 million for the three months ended September 30, 2015 and 2014, respectively, and $401.9 million and $394.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $39.0 million and $17.1 million for the nine months ended September 30, 2015 and 2014, respectively.

2. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer at the amount at which the entity expects to be entitled. In August 2015, the FASB issued an update which defers the effective date of this standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period. Early application is now permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
In May 2015, the FASB issued a new standard that requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) the claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) information about the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodology used to determine the amounts disclosed is required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. This standard will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. Although the adoption of this standard will not have a material impact on its consolidated financial statements, the Company will expand the nature and extent of its insurance contracts disclosures.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values.
The following table presents the estimated fair values of financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Amounts in thousands)
Assets
Investments	$3,348,386	$3,403,822
Liabilities
Options sold	$266	$194
Total return swaps	$6,059	$4,025
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
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
Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at September 30, 2015 and December 31, 2014 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract. For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5.
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
The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Fixed maturity securities	$(1,602)	$3,536	$(30,609)	$73,149
Equity securities	(16,938)	(23,995)	(34,234)	(6,355)
Short-term investments	2	(69)	638	(211)
Total	$(18,538)	$(20,528)	$(64,205)	$66,583
5. Fair Value Measurement
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are used to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the level of judgment associated with inputs used to measure their fair values and the level of market price observability, as follows:

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
The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2015.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $49.9 million and $32.5 million at September 30, 2015 and December 31, 2014, respectively, in commercial mortgage-backed securities.
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
Other asset-backed securities: Comprised of securities that are collateralized by non-mortgage assets, such as auto loans, valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets.
Secured notes payable: Valued based on underlying collateral and reset rates for similarly termed notes that are observable in the market.
Unsecured notes payable: Valued based on the unadjusted quoted price for similar notes in active markets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$25,150	$0	$—	$25,150
Municipal securities	—	2,495,881	—	2,495,881
Mortgage-backed securities	—	63,045	—	63,045
Corporate securities	—	248,246	—	248,246
Collateralized loan obligations	—	49,665	—	49,665
Other asset-backed securities	—	4,877	—	4,877
Equity securities:
Common stock:
Public utilities	64,324	—	—	64,324
Banks, trusts and insurance companies	11,700	—	—	11,700
Industrial and other	186,172	—	—	186,172
Non-redeemable preferred stock	—	24,795	—	24,795
Private equity funds	—	0	11,696	11,696
Short-term investments:
Short-term bonds	59,996	2,005	—	62,001
Money market instruments	100,834	0	—	100,834
Total assets at fair value	$448,176	$2,888,514	$11,696	$3,348,386
Liabilities
Notes payable:
Secured Notes	$—	$140,000	$—	$140,000
Unsecured Notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	6,059	—	6,059
Options sold	266	0	—	266
Total liabilities at fair value	$266	$296,059	$—	$296,325

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,108	—	—	$16,108
Municipal securities	—	2,275,455	—	2,275,455
Mortgage-backed securities	—	47,691	—	47,691
Corporate securities	—	256,930	—	256,930
Collateralized loan obligations	—	22,216	—	22,216
Equity securities:
Common stock:
Public utilities	105,485	—	—	105,485
Banks, trusts and insurance companies	9,757	—	—	9,757
Energy and other	257,356	—	—	257,356
Non-redeemable preferred stock	—	28,563	—	28,563
Private equity fund	—	—	11,719	11,719
Short-term investments:
Short-term bonds	69,999	18,362	—	88,361
Money market instruments	284,181	—	—	284,181
Total assets at fair value	$742,886	$2,649,217	$11,719	$3,403,822
Liabilities
Notes payable:
Secured Notes	$—	$140,000	$—	$140,000
Unsecured Notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	4,025	—	4,025
Options sold	194	—	—	194
Total liabilities at fair value	$194	$294,025	$—	$294,219

The following tables present a summary of changes in fair value of Level 3 financial assets and financial liabilities held at fair value:

	Three Months Ended September 30,
	2015	2014
	Private Equity Fund	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$13,745	$12,966
Realized losses included in earnings	(2,049)	(296)
Settlement	—	—
Ending Balance	$11,696	$12,670
The amount of total losses for the period included in earnings attributable to assets still held at September 30	$(2,049)	$(296)

	Nine Months Ended September 30,
	2015	2014
	Private Equity Fund	Collateralized Debt Obligations	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$11,719	$4,302	$12,548
Realized (losses) gains included in earnings	(2,910)	(755)	122
Reclassification from other assets	2,911	—	—
Sales	—	(3,547)	—
Settlement	(24)	—	—
Ending Balance	$11,696	$0	$12,670
The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$(2,910)	$—	$122
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2015 and 2014.
At September 30, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 135 basis points on the outstanding notional amount of the underlying obligations, which was approximately $115 million as of September 30, 2015. The total return swap is secured by approximately $20 million of U.S. Treasuries and $10 million of cash as collateral, which are included in short-term investments and cash, respectively, on the consolidated balance sheets. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2016.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $128 million as of September 30, 2015. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and (losses) gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative (losses) gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(Amount in thousands)
Total return swaps - Other liabilities	$—	$—	$6,059	$4,025
Options sold - Other liabilities	—	—	266	194
Total derivatives	$—	$—	$6,325	$4,219

	(Losses) Gains Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Total return swaps - Net realized investment losses	$(4,422)	$(3,090)	$(710)	$(482)
Options sold - Net realized investment gains	695	1,627	2,219	2,681
Total	$(3,727)	$(1,463)	$1,509	$2,199
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2015. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during any of the periods presented.
Other Intangible Assets
The following table presents the components of other intangible assets as of September 30, 2015 and December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of September 30, 2015:
Customer relationships	$51,755	$(33,084)	$18,671	11
Trade names	15,400	(4,331)	11,069	24
Technology	4,300	(2,902)	1,398	10
Insurance license	1,400	0	1,400	Indefinite
Total other intangible assets, net	$72,855	$(40,317)	$32,538

As of December 31, 2014:
Customer relationships	$51,755	$(29,402)	$22,353	11
Trade names	15,400	(3,850)	11,550	24
Technology	4,300	(2,580)	1,720	10
Total other intangible assets, net	$71,455	$(35,832)	$35,623
Other intangible assets are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.5 million for each of the three months ended September 30, 2015 and 2014, and $4.5 million for each of the nine months ended September 30, 2015 and 2014.

The following table presents the estimated future amortization expense of other intangible assets as of September 30, 2015:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2015	$1,495
2016	5,980
2017	5,253
2018	5,239
2019	4,809
Thereafter	8,362
Total	$31,138

The Company recognized $1.4 million of intangible assets for a state insurance license related to the acquisition of Workmen's Automobile Insurance Company. See Note 10 for the acquisition's cost allocation.
Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during any of the periods presented.
8. Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008, and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.
The Company adopted the 2015 Incentive Award Plan (the “2015 Plan”) in 2015 as described fully on Form S-8 filed in February 2015 with the Securities and Exchange Commission, and which was approved at the Company's Annual Meeting of Shareholders in May 2015. The Compensation Committee of the Company’s Board of Directors granted performance vesting restricted stock units to the Company’s senior management and key employees under the 2015 Plan for 2015, and under the Company’s 2005 Equity Incentive Award Plan for 2014 and 2013 as follows:

	Grant Year
	2015	2014	2013
Three-year performance period ending December 31,	2017	2016	2015
Vesting shares, target (net of forfeited)	96,750	85,500	78,500
Vesting shares, maximum (net of forfeited)	181,406	160,313	176,625
The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Vesting of grants will be based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of September 30, 2015, 1,000, 8,000 and 6,000 target restricted stock units granted in 2015, 2014 and 2013, respectively, were forfeited because the recipients are no longer employed by the Company.
The fair value of each restricted share grant was determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
9. Income Taxes
For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.
There was a $0.2 million decrease to the total amount of unrecognized tax benefit related to tax uncertainties during the nine months ended September 30, 2015. The decrease was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2012 through 2014 for federal taxes, and 2003 through 2014 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization or litigation in superior court. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.
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
At September 30, 2015, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Acquisition
Pursuant to an October 22, 2014 Stock Purchase Agreement, on January 2, 2015, the Company purchased all the issued and outstanding shares of Workmen's Automobile Insurance Company ("WAIC"), a California domiciled property and casualty insurance company. The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been withheld in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on its most recent evaluation of the claims reserves for WAIC for loss incurred on or prior to June 30, 2014, the Company estimates that it will recover the $2 million held in escrow and, therefore, the Company has deducted it from cash consideration to arrive at the fair value of total consideration transferred. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.
The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon estimates of their fair values at the acquisition date.

The following table summarizes the consideration paid for WAIC and the allocation of the purchase price:

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
The following table reflects the amount of revenue and net income of WAIC included in the Company's consolidated statement of operations for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
(Amounts in thousands)
WAIC
Revenue (1)	$18,538
Net loss	$(3,606)
____________
(1) Includes net premiums earned, net investment income, and net realized investment gains/losses.
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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
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
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its insurance policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and auto repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. U.S. generally accepted accounting principles ("GAAP") prescribes when a company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report, or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
The following table presents direct premiums written, by state and line of business, during the nine months ended September 30, 2015 and 2014 :
Nine Months Ended September 30, 2015
(Dollars in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,461,576	$247,871	$58,538	$73,671	$1,841,656	81.3%
Florida	115,808	8	20,578	725	137,119	6.1%
Other states (1)	185,710	52,952	35,655	10,993	285,310	12.6%
Total	$1,763,094	$300,831	$114,771	$85,389	$2,264,085	100.0%
	77.9%	13.3%	5.1%	3.7%	100.0%
Nine Months Ended September 30, 2014
(Dollars in thousands)

	Private Passenger Auto	Homeowners	Commercial Auto	Other Lines	Total
California	$1,395,236	$226,833	$50,645	$61,249	$1,733,963	80.5%
Florida	100,706	7	19,717	4,798	125,228	5.8%
Other states (1)	182,127	55,405	30,956	25,905	294,393	13.7%
Total	$1,678,069	$282,245	$101,318	$91,952	$2,153,584	100.0%
	77.9%	13.1%	4.7%	4.3%	100.0%

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

The following table presents a summary of current financial and market conduct examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Fieldwork completed. Awaiting final report.
CA	Market Conduct	2013 to 2014	Fieldwork completed. Awaiting final report.
NJ	Market Conduct	2013 to 2014	Received final report.
CA	Special Investigation Unit Performance	2012 to 2013	Received final report.
CA	Rating and Underwriting	2014	Fieldwork began in July 2014

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
The California DOI approved a 6.4% rate increase on the Company’s California preferred private passenger automobile line of business, which represents approximately 50% of the Company's total net premium earned.  The rate increase was implemented in May 2015. In addition, the California DOI approved a 6.9% rate increase for its California standard private passenger automobile line of business, which represents approximately 15% of the Company’s total net premiums earned.  The rate increase was implemented in August 2015.
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
In March 2006, the California DOI issued an Amended Notice of Non-Compliance, originally issued in February 2004 (as amended, “2004 NNC”), alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The action sought to impose a fine for each policy for which the Company allegedly permitted an agent to charge a broker fee, a penalty for each time the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, an Administrative Law Judge (“ALJ”) bifurcated the 2004 NNC between (a) the California DOI’s order to show cause, in which the California DOI asserted the false advertising allegations, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. Following an evidentiary hearing on the rate allegations in April 2013, and an unsuccessful mediation, the ALJ submitted a proposed decision on the rating portion of the 2004 NNC. The ALJ found that from the period July 1, 1996 through 2006, Mercury’s “brokers” were actually operating as “de facto agents” and that the charging of “broker fees” by those producers constituted the charging of “premium” in excess of the Company’s approved rates, and recommended a civil penalty in the amount of $27,593,550 against the Company. On January 7, 2015, the California Insurance Commissioner issued an order (the “Order”) adopting the ALJ’s proposed decision and imposing the proposed penalty. The Company paid the $27,593,550 penalty in March 2015 without waiving its right to challenge the Order in court. On February 9, 2015, the Company filed a Petition for Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in the Orange County Superior Court seeking, among other things, to vacate the Order and the monetary penalty, and to declare as invalid the ALJ’s and the Insurance Commissioner's interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Company filed an amended Writ on September 11, 2015, adding a request for the return of the penalty. The court has scheduled the matter for hearing on March 14, 2016, and the Company has filed its opening brief. The Company has had preliminary discussions with the California DOI regarding the false advertising portion of the case, and a status conference is scheduled for January 6, 2016.
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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
D. Critical Accounting Policies and Estimates
Losses and loss adjustment expenses reserves ("loss reserves")
Preparation of the Company’s consolidated financial statements requires management’s judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the loss reserve that is required. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.
The Company also engages independent actuarial consultants to review the Company’s loss reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company does not rely on the actuarial consultants for GAAP reporting or periodic disclosure purposes. The Company analyzes loss reserves quarterly primarily using the incurred loss, claim count development, and average severity methods described below. The Company also uses the paid loss development method as part of its loss reserve analysis. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of business or coverage within a line of business. When establishing the loss reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

•
The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The average severity method coupled with the claim count development method provides meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing loss reserves. The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts.

•	The paid loss development method analyzes historical payment patterns to estimate the amount of losses yet to be paid. The Company uses this method for losses and loss adjustment expenses.

At September 30, 2015 and December 31, 2014, the Company recorded its point estimate of approximately $1.13 billion and $1.09 billion, respectively, in losses and loss adjustment expenses liabilities, which include approximately $428 million and $441 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2015 and December 31, 2014, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2015, the Company reported favorable development of approximately $3 million on the 2014 and prior accident years’ losses and loss adjustment expenses reserves, which at December 31, 2014 totaled approximately $1.09 billion. The favorable development in 2015 came primarily from California personal automobile lines of business, which was partially offset by adverse development in other states.
For the nine months ended September 30, 2015, the Company recorded catastrophe losses of approximately $11 million which were primarily related to tornadoes in Oklahoma and severe storms in the Midwest and Texas.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of financial instruments held at September 30, 2015 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
The Company may hold or acquire financial instruments that lack observable market prices or market parameters because they are less actively traded currently or in future periods. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted.
Income Taxes
At September 30, 2015, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, expense accruals, loss reserve discounting, and alternative minimum tax credit carryforwards. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the

Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company’s capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. Finally, the Company has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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
The Company’s effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2015 and will be dependent on the Company’s profitability for the remainder of the year. The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2015 was (9.5)%, compared to 27.8% for the same period in 2014. The decrease in the effective tax rate is principally due to a $229 million decrease in total pre-tax income for the nine months ended September 30, 2015 compared to the total pre-tax income for the same period in 2014, while tax-exempt investment income, a component of total pre-tax income, remained relatively consistent. The Company's effective tax rate for the nine months ended September 30, 2015 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Revenue
Net premiums written and net premiums earned for the three months ended September 30, 2015 increased 8.2% and 5.7%, respectively, from the corresponding period in 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of business and growth in the number of homeowner policies written in California and private passenger automobile in several states outside of California.
Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels. Net premiums earned, the most directly comparable GAAP measure, represents the portion of net premiums written that is recognized as revenue in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies.

The following table presents a reconciliation of total net premiums written to net premiums earned:

	Three Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Net premiums written	$778,921	$720,153
Change in net unearned premium	(33,401)	(14,916)
Net premiums earned	$745,520	$705,237
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2015	2014
Loss ratio	73.2%	69.8%
Expense ratio	26.0%	26.9%
Combined ratio	99.2%	96.7%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The 2015 loss ratio includes approximately $1 million of catastrophe losses and approximately $2 million of unfavorable development on prior accident year loss reserves. The 2014 loss ratio includes approximately $1 million of catastrophe losses and $2 million of favorable development on prior accident year loss reserves. The loss ratio for the three months ended September 30, 2015 increased compared to the same period in 2014 primarily due to unfavorable loss reserve development, increased frequency and severity on California homeowners claims, and rising loss costs on the California private passenger automobile line of business.
Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The 2015 expense ratio decreased compared to the 2014 expense ratio primarily due to lower average commission rates paid to agents resulting from profitability-based adjustments to agent compensation.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(3.0) million and $5.8 million for the three months ended September 30, 2015 and 2014, respectively. The $8.8 million decrease in income tax expense to an income tax benefit was primarily due to a $25 million reduction in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2014.

Investments
The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Average invested assets at cost (1)	$3,278,469	$3,237,993
Net investment income (2)
Before income taxes	$30,898	$32,564
After income taxes	$27,115	$28,677
Average annual yield on investments (2)
Before income taxes	3.8%	4.0%
After income taxes	3.3%	3.5%
Net realized investment losses	$(26,286)	$(20,089)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income and average annual yield on investments decreased slightly due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment (losses) gains included in net income:

	Gains (Losses) Recognized in Net Income
	Three Months Ended September 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment losses
Fixed maturity securities (1)(2)	$10	$(1,602)	$(1,592)
Equity securities (1)(3)	(4,032)	(16,938)	(20,970)
Short-term investments (1)	—	2	2
Total return swaps	74	(4,496)	(4,422)
Options sold	753	(57)	696
Total	$(3,195)	$(23,091)	$(26,286)

	Gains (Losses) Recognized in Net Income
	Three Months Ended September 30, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment losses
Fixed maturity securities (1)(2)	$724	$3,536	$4,260
Equity securities (1)(3)	1,622	(23,995)	(22,373)
Short-term investments (1)	(444)	(69)	(513)
Total return swap	497	(3,587)	(3,090)
Options sold	1,303	324	1,627
Total	$3,702	$(23,791)	$(20,089)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value decreases in 2015 were slightly affected by the increase in credit-related spreads during the three months ended September 30, 2015. The fair value increases in 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In the 2015 period, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company’s holdings in industrial stocks and an overall decline in the equities markets. In the 2014 period, the decreases in fair value were primarily caused by the decline in the energy and utilities sectors.

Net Income

	Three Months Ended September 30,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$15,270	$31,296
Basic average shares outstanding	55,164	55,002
Diluted average shares outstanding	55,178	55,014
Basic Per Share Data:
Net Income	$0.28	$0.57
Net realized investment losses, net of tax	$(0.31)	$(0.24)
Diluted Per Share Data:
Net Income	$0.28	$0.57
Net realized investment losses, net of tax	$(0.31)	$(0.24)

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Revenue
Net premiums written and net premiums earned for the nine months ended September 30, 2015 increased 5.1% and 5.3%, respectively, from the corresponding period in 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of business and growth in the number of homeowner policies written in California and private passenger automobile in several states outside of California.

The following table presents a reconciliation of total net premiums written to net premiums earned:

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Net premiums written	$2,252,961	$2,143,605
Change in net unearned premium	(55,158)	(56,778)
Net premiums earned	$2,197,803	$2,086,827
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2015	2014
Loss ratio	71.9%	69.6%
Expense ratio	27.0%	26.8%
Combined ratio	98.9%	96.4%
The 2015 loss ratio includes approximately $11 million of catastrophe losses and approximately $3 million of favorable development on prior accident year loss reserves. The 2014 loss ratio includes approximately $7 million of catastrophe losses and $10 million of favorable development on prior accident year loss reserves. The loss ratio for the nine months ended September 30, 2015 increased compared to the same period in 2014 primarily due to higher catastrophe losses, less favorable development on prior accident years' loss reserves, and increasing loss frequency and severity on the California private passenger automobile line of business.
The increase in expense ratio resulted primarily from an increase in advertising expenses as a result of the national advertising campaign launched in 2015.
Income tax (benefit) expense was $(4.4) million and $76.7 million for the nine months ended September 30, 2015 and 2014, respectively. The $81.1 million decrease in income tax expense to an income tax benefit was primarily due to a $229 million reduction in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2014.
Investments
The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Average invested assets at cost (1)	$3,296,775	$3,185,457
Net investment income (2)
Before income taxes	$94,101	$93,656
After income taxes	$82,320	$83,227
Average annual yield on investments (2)
Before income taxes	3.8%	3.9%
After income taxes	3.3%	3.5%
Net realized investment (losses) gains	$(75,595)	$102,813

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before income taxes increased due to higher average invested asset balances. Net investment income and average annual yield on investments after income taxes decreased slightly due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment (losses) gains included in net income:

	Gains (Losses) Recognized in Net Income
	Nine Months Ended September 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$214	$(30,609)	$(30,395)
Equity securities (1)(3)	(11,718)	(34,234)	(45,952)
Short-term investments (1)	(1,396)	638	(758)
Total return swaps	1,324	(2,034)	(710)
Options sold	2,203	17	2,220
Total	$(9,373)	$(66,222)	$(75,595)

	(Losses) Gains Recognized in Net Income
	Nine Months Ended September 30, 2014
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$(2,708)	$73,149	$70,441
Equity securities (1)(3)	37,183	(6,355)	30,828
Short-term investments (1)	(452)	(211)	(663)
Total return swap	2,455	(2,937)	(482)
Options sold	2,427	262	2,689
Total	$38,905	$63,908	$102,813
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value decreases in 2015 were adversely affected by the increase in market interest rates during the nine months ended September 30, 2015. The increases in 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In the 2015 period, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company’s holdings in industrial stocks. In the 2014 period, the decreases in fair value were primarily caused by the decline in the energy and utilities sectors.

Net Income

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$51,074	$198,905
Basic average shares outstanding	55,154	54,986
Diluted average shares outstanding	55,172	54,995
Basic Per Share Data:
Net Income	$0.93	$3.62
Net realized investment (losses) gains, net of tax	$(0.89)	$1.22
Diluted Per Share Data:
Net Income	$0.93	$3.62
Net realized investment (losses) gains, net of tax	$(0.89)	$1.22

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations for more than twenty consecutive years and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $458.0 million at September 30, 2015 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the nine months ended September 30, 2015 was $148.7 million, a decrease of $50.8 million compared to the corresponding period in 2014. The decrease was primarily due to the increase in paid losses, loss adjustment expenses, and operating expenses, which include the $27.6 million penalty assessed by California DOI as discussed in “Regulatory and Litigation Matters” in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”; partially offset by an increase in premiums collections. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of the Company’s fixed maturity securities at September 30, 2015 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$77,659
Due after one year through two years	121,267
Due after two years through three years	65,949
Due after three years through four years	72,221
Due after four years through five years	65,538
Total due within five years	$402,634
B. Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty (“Treaty”) that is effective through June 30, 2016. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit, excludes coverage in Florida, and limits certain coverages to 37% of catastrophe losses resulting from earthquakes and fire following earthquakes. The annual premium is $4.1 million.
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

The following table presents the composition of the total investment portfolio of the Company at September 30, 2015:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$25,052	$25,150
Municipal securities	2,406,829	2,495,881
Mortgage-backed securities	61,363	63,045
Corporate securities	254,722	248,246
Collateralized loan obligations	49,615	49,665
Other asset-backed securities	4,860	4,877
	2,802,441	2,886,864
Equity securities:
Common stock:
Public utilities	61,275	64,324
Banks, trusts and insurance companies	10,052	11,700
Industrial and other	198,043	186,172
Non-redeemable preferred stock	25,635	24,795
Private equity funds	12,888	11,696
	307,893	298,687
Short-term investments	162,834	162,835
Total investments	$3,273,168	$3,348,386

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At September 30, 2015, 72.9% of the Company’s total investment portfolio at fair value and 84.5% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At September 30, 2015, 61.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 13.3 years and 12.6 years (12.9 years and 11.4 years when including short-term instruments) at September 30, 2015 and December 31, 2014, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.6 years and 3.4 years (3.4 years and 3.1 years when including short-term instruments) at September 30, 2015 and December 31, 2014, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 2.8 years and 2.8 years (2.7 years and 2.6 years when including short-term instruments) at September 30, 2015 and December 31, 2014, respectively, including collateralized mortgage obligations with a modified duration of 1.8 years at both September 30, 2015 and December 31, 2014, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rate, modified duration is considered a better indicator of price volatility than simple maturity alone.
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2015, consistent with the average rating at December 31, 2014. To calculate the weighted-average credit quality ratings as disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Tax-exempt bond holdings are broadly diversified geographically. Taxable holdings consist principally of investment grade issues. At September 30, 2015, fixed maturity holdings rated below investment grade and non-rated bonds totaled $38.7 million and $5.5 million, respectively, at fair value, and represented 1.3% and 0.2%, respectively, of total fixed maturity securities. At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $10.8 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity portfolio were stable during the nine months ended September 30, 2015, with 97.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.4% and 2.1% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the period. The downgrades were slight and still within the investment grade portfolio during the nine months ended September 30, 2015.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio by security type at fair value:

	September 30, 2015
	(Dollars in thousands)
	AAA(1)	AA(1)(2)	A(1)(2)	BBB(1)(2)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$16,891	$—	$—	$—	$—	$16,891
Government agency	8,259	—	—	—	—	8,259
Total	25,150	—	—	—	—	25,150
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	6,475	371,066	461,923	6,938	5,140	851,542
Uninsured	233,403	613,711	606,509	187,380	3,336	1,644,339
Total	239,878	984,777	1,068,432	194,318	8,476	2,495,881
	9.6%	39.5%	42.8%	7.8%	0.3%	100.0%
Mortgage-backed securities:
Commercial	7,483	14,876	17,199	10,301	—	49,859
Agencies	4,461	—	—	—	—	4,461
Non-agencies:
Prime	—	38	741	—	2,343	3,122
Alt-A	—	—	1,207	—	4,396	5,603
Total	11,944	14,914	19,147	10,301	6,739	63,045
	18.9%	23.7%	30.4%	16.3%	10.7%	100.0%
Corporate securities:
Communications	—	—	343	681	—	1,024
Consumer-cyclical	—	—	3,205	1,260	4,361	8,826
Consumer-non-cyclical	—	338	—	7,099	3,680	11,117
Industrial	—	—	—	6,375	2,666	9,041
Energy	—	—	444	51,176	6,731	58,351
Basic materials	—	—	—	6,339	4,300	10,639
Financial	—	8,509	75,885	38,698	4,178	127,270
Technology	—	—	—	6,524	3,078	9,602
Utilities	—	—	2,007	10,369	—	12,376
Total	—	8,847	81,884	128,521	28,994	248,246
	—%	3.5%	33.0%	51.8%	11.7%	100.0%

Collateralized loan obligations:
Corporate	—	2,956	46,709	—	—	49,665
Total	—	2,956	46,709	—	—	49,665
	—%	6.0%	94.0%	—%	—%	100.0%

Other asset-backed securities	—	—	4,877	—	—	4,877
	—%	—%	100.0%	—%	—%	100.0%
Total	$276,972	$1,011,494	$1,221,049	$333,140	$44,209	$2,886,864
	9.6%	35.1%	42.3%	11.5%	1.5%	100.0%

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

U.S. government bonds and agencies
The Company had $29.6 million, or 1.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at September 30, 2015. In April 2015, Fitch affirmed its AAA rating for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at September 30, 2015, of which $0.9 billion were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was A+ at September 30, 2015.
At September 30, 2015, the bond insurers providing credit enhancement were Assured Guaranty Corporation, Build America Mutual Assurance Corporation, Berkshire Hathaway Assurance Corporation, and National Public Finance Guarantee Corporation, which covered approximately 48.4% of the insured municipal securities. The average rating of the Company’s municipal bonds insured by these bond insurers was A, with an underlying rating of A. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuers. 9.3% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that these insurers provide credit enhancement to the municipal bonds that they insure.
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
Mortgage-Backed Securities
At September 30, 2015 and December 31, 2014, respectively, the mortgage-backed securities portfolio of $63.0 million and $47.7 million at fair value ($61.4 million and $45.5 million at amortized cost) was categorized as loans to “prime” borrowers except for $5.6 million and $6.2 million at fair value ($5.0 million and $5.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $49.9 million and $32.5 million at fair value ($49.9 million and $32.3 million at amortized cost) in commercial mortgage-backed securities at September 30, 2015 and December 31, 2014, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at September 30, 2015 was B, consistent with the weighted-average rating at December 31, 2014. The weighted-average rating of the entire mortgage-backed securities portfolio was A and BBB+ at September 30, 2015 and December 31, 2014, respectively.
Corporate Securities
Included in fixed maturity securities are corporate securities as follows:

	September 30, 2015	December 31, 2014

Corporate securities at fair value, in thousands	$248,246	$256,930
Duration	2.3 years	2.3 years
Weighted-average rating	BBB	BBB

Collateralized Loan Obligations
Included in fixed maturity securities are collateralized loan obligations as follows:

	September 30, 2015	December 31, 2014

Collateralized loan obligations at fair value, in thousands	$49,665	$22,216
Percentage of total investment portfolio	1.5%	0.7%
Duration	5.1 years	5.4 years
Weighted-average rating	A	A
Equity securities
Equity holdings of $298.7 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net losses due to changes in fair value of the Company’s equity portfolio during the nine months ended September 30, 2015 were $34.2 million. The primary cause of the decrease in the value of the Company’s equity securities was the overall decline in the utilities and industrial sectors during the nine months ended September 30, 2015.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2015, 8.9% of the total investment portfolio at fair value was held in equity securities, compared to 12.1% at December 31, 2014.
D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	September 30, 2015		December 31, 2014
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000		$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000		20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	150,000	(1)	150,000	(1)
Total				$290,000		$290,000
(1) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. During the nine months ended September 30, 2015, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at September 30, 2015.

E. Regulatory Capital Requirements
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.5 billion at September 30, 2015, and net premiums written of $3.0 billion for the twelve months ended on that date , the ratio of net premiums written to surplus was 2.0 to 1 at September 30, 2015.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of September 30, 2015, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2014. Historically, the ten-year default rate for municipal bonds rated A or higher by Moody’s has been less than 1%. The Company’s municipal bond holdings, which represent 86.5% of its fixed maturity portfolio at September 30, 2015, at fair value, are broadly diversified geographically. 97.7% of municipal bond holdings are tax-exempt.
The following table presents municipal bond holdings by state in descending order of holdings at fair value at September 30, 2015:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$439,745	AA
California	315,124	A+
Florida	234,899	A+
Illinois	159,546	A+
Indiana	112,607	A+
Other states	1,233,960	A+
Total	$2,495,881
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 15.5% of the Company’s fixed maturity portfolio at September 30, 2015. 6.6% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at September 30, 2015. 7.2% of the Company’s taxable fixed maturity securities, representing 1.1% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At September 30, 2015, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $262.2 million in common stocks, $24.8 million in non-redeemable preferred stocks, and $11.7 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 7.8% of total investments at fair value at September 30, 2015. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Amounts in thousands, except average Beta)
Average Beta	0.91	0.98
Hypothetical reduction in the overall value of the stock market of 25%	$59,650	$91,287
Hypothetical reduction in the overall value of the stock market of 50%	$119,299	$182,573
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
The fair value of the fixed maturity portfolio at September 30, 2015, which represented 86.2% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 2.8 years at September 30, 2015 and December 31, 2014.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at September 30, 2015 would decrease by $82.6 million or $165.1 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows.
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

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: November 2, 2015	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 2, 2015	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer