Form 10-K
period 2015-12-31
MERCURY GENERAL CORP
filed 2016-02-09
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
NONE
____________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2015 was $1,508,221,904 (which represents 27,101,854 shares of common equity held by non-affiliates multiplied by $55.65, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 2, 2016, the Registrant had issued and outstanding an aggregate of 55,164,462 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (referred to herein collectively as the "Insurance Companies") in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance.

The direct premiums written for the years ended December 31, 2015, 2014, and 2013 by state and line of insurance business were:

Year Ended December 31, 2015
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,946,922	$333,397	$78,735	$96,791	$2,455,845	81.5%
Florida (1)	153,206	9	27,281	738	181,234	6.0%
Other states (2)	245,645	68,843	47,495	13,834	375,817	12.5%
Total	$2,345,773	$402,249	$153,511	$111,363	$3,012,896	100.0%
	77.9%	13.3%	5.1%	3.7%	100.0%

Year Ended December 31, 2014
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,852,291	$302,493	$69,129	$84,374	$2,308,287	80.9%
Florida (1)	131,281	7	26,234	4,676	162,198	5.7%
Other states (2)	239,501	71,936	40,565	30,682	382,684	13.4%
Total	$2,223,073	$374,436	$135,928	$119,732	$2,853,169	100.0%
	77.9%	13.1%	4.8%	4.2%	100.0%

Year Ended December 31, 2013
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,760,352	$267,563	$53,488	$72,617	$2,154,020	78.7%
Florida (1)	133,947	—	22,331	7,433	163,711	6.0%
Other states (2)	271,258	72,450	28,870	47,163	419,741	15.3%
Total	$2,165,557	$340,013	$104,689	$127,213	$2,737,472	100.0%
	79.1%	12.4%	3.8%	4.7%	100.0%
_____________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounts for more than 4% of total direct premiums written.

The Company offers the following types of automobile coverage: collision, property damage, bodily injury ("BI"), comprehensive, personal injury protection ("PIP"), underinsured and uninsured motorist, and other hazards.

The Company offers the following types of homeowners coverage: dwelling, liability, personal property, fire, and other hazards.

The following table presents the Company's published maximum limits of liability, net of reinsurance:

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

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in Clearwater, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company has approximately 4,300 employees. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Bridgewater, New Jersey; Oklahoma City, Oklahoma; and Austin and San Antonio, Texas.

The Company consolidated its non-California office based claims and underwriting operations into hubs located in Clearwater, Florida; Bridgewater, New Jersey; and Austin, Texas, which resulted in a net workforce reduction of approximately 135 employees and a $10 million pre-tax expense in the first quarter of 2013.

Available Information

The Company’s website address is www.mercuryinsurance.com. The Company's website address is not intended to function as a hyperlink and the information contained on the Company’s website is not, and should not be considered part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company makes available on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such periodic reports and proxy statements (the "SEC Reports") filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010. The Company's SEC Reports may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains the SEC Reports that the Company has filed or furnished electronically with the SEC.

Organization
Mercury General, an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors.

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A+	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A+	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A+	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	Non-rated	CA
Mercury Insurance Company of Illinois	1989	A+	IL, PA
Mercury Insurance Company of Georgia	1989	A+	GA
Mercury Indemnity Company of Georgia	1991	A+	GA
Mercury National Insurance Company	1991	A+	IL, MI
American Mercury Insurance Company	1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A+	FL, PA
Mercury Indemnity Company of America	2001	A+	FL, NJ
Workmen’s Auto Insurance Company ("WAIC")(2)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agent
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agent
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
_____________

(1)	The term "California Companies" refers to MCC, MIC, CAIC, and CGU.

(2)
WAIC was acquired on January 2, 2015. For more detailed information, see Note 20. Acquisition, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Production and Servicing of Business
The Company sells its policies through approximately 9,700 independent agents, its 100% owned insurance agents, AIS and Poliseek, and directly through internet sales portals. All of the independent agents collectively accounted for more than 87% of the Company's direct premiums written in 2015, and no independent agent accounted for more than 1% of the Company’s direct premiums written during the last three years. Approximately 1,900 of the independent agents are located in California and approximately 1,500 are located in Florida. The independent agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. AIS and Poliseek represented the Company as independent agents prior to their acquisition in 2009, and continue to act as independent agents selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2015 were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2015, the Company launched a national advertising campaign resulting in net advertising expenditures of $44 million for the year. In 2016, the Company expects to spend up to $42 million on advertising.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate ("DOI"). Each state has different rate approval requirements. See "Regulation—Department of Insurance Oversight."

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 13 states. The Company also offers homeowners insurance in 12 states, commercial automobile insurance in 10 states, and mechanical breakdown insurance in most states.

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 82% of all California voluntary private passenger automobile policies-in-force at December 31, 2015, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 95%.

Claims
The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administers all claims and manages all legal and adjustment aspects of claims processing.

Losses and Loss Adjustment Expense Reserves ("Loss Reserves") and Reserve Development
The Company maintains loss reserves for both reported and unreported claims. Loss reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claims. Loss reserves for unreported claims are determined on the basis of historical information by line of insurance business. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserve settlement.

The Company’s ultimate liability may be greater or less than management estimates of reported loss reserves. The Company does not discount to a present value that portion of loss reserves expected to be paid in future periods. However, the Company is required to discount loss reserves for federal income tax purposes.
The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Gross reserves at January 1	$1,091,797	$1,038,984	$1,036,123
Less reinsurance recoverable	(14,484)	(13,927)	(12,155)
Net reserves at January 1	1,077,313	1,025,057	1,023,968
Acquisition of WAIC reserves	18,676	—	—
Incurred losses and loss adjustment expenses related to:
Current year	2,132,837	1,989,315	1,959,730
Prior years	12,658	(3,193)	2,960
Total incurred losses and loss adjustment expenses	2,145,495	1,986,122	1,962,690
Loss and loss adjustment expense payments related to:
Current year	1,455,245	1,347,967	1,354,074
Prior years	654,097	585,899	607,527
Total payments	2,109,342	1,933,866	1,961,601
Net reserves at December 31	1,132,142	1,077,313	1,025,057
Reinsurance recoverable	14,546	14,484	13,927
Gross reserves at December 31	$1,146,688	$1,091,797	$1,038,984

The increase in the provision for insured events of prior years in 2015 of approximately $12.7 million primarily resulted from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California automobile line of business.

The decrease in the provision for insured events of prior years in 2014 of approximately $3.2 million primarily resulted from lower than expected loss severity on California personal automobile lines of insurance business partially offset by adverse development in other states.

The increase in the provision for insured events of prior years in 2013 of approximately $3.0 million primarily resulted from Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry.

The Company experienced estimated pre-tax catastrophe losses and loss adjustment expenses from severe weather events of $19 million, $11 million, and $17 million in 2015, 2014, and 2013, respectively. The losses in 2015 were primarily the result of severe storms outside of California, and rainstorm and wildfire losses in California. The losses in 2014 were primarily related to winter freeze events on the East Coast and severe rainstorms in California. The losses in 2013 were primarily due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions during the second quarter.

The following table presents the development of loss reserves for the period 2005 through 2015. The top section of the table shows the reserves at the balance sheet date, net of reinsurance recoverable, for each of the indicated years. This amount represents the estimated net losses and loss adjustment expenses for claims arising from the current and all prior years that are unpaid at the balance sheet date, including an estimate for loss reserves that had been incurred but not reported ("IBNR") to the Company. The second section shows the cumulative amounts paid as of successive years with respect to that reserve liability. The third section shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. Estimates change as more information develops about the frequency and severity of claims for individual years. The bottom line shows favorable (unfavorable) development that exists when the original reserve estimates are greater (less) than the re-estimated reserves at December 31, 2015.

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

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(Amounts in thousands)
Gross Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$1,022,603	$1,088,822	$1,103,915	$1,133,508	$1,053,334	$1,034,205	$985,279	$1,036,123	$1,038,984	$1,091,797	$1,146,688
Reinsurance recoverable	(16,969)	(6,429)	(4,457)	(5,729)	(7,748)	(6,805)	(7,921)	(12,155)	(13,927)	(14,485)	(14,546)
Net Reserves for Losses and Loss Adjustment Expenses-end of year(1)	$1,005,634	$1,082,393	$1,099,458	$1,127,779	$1,045,586	$1,027,400	$977,358	$1,023,968	$1,025,057	$1,077,312	$1,132,142
Paid (cumulative) as of:
One year later	$632,905	$674,345	$715,846	$617,622	$603,256	$614,059	$600,090	$607,527	$585,899	$654,097
Two years later	891,928	975,086	1,009,141	913,518	889,806	896,363	873,679	862,244	866,703
Three years later	1,027,781	1,123,179	1,168,246	1,059,627	1,023,137	1,027,006	1,004,373	1,002,371
Four years later	1,077,834	1,187,990	1,229,939	1,118,230	1,075,174	1,080,265	1,064,280
Five years later	1,101,693	1,211,343	1,252,687	1,138,546	1,094,797	1,104,507
Six years later	1,111,109	1,219,719	1,262,286	1,146,899	1,106,840
Seven years later	1,114,241	1,224,026	1,265,882	1,151,551
Eight years later	1,115,824	1,225,644	1,268,784
Nine years later	1,116,622	1,227,546
Ten years later	1,117,085
Net reserves re-estimated as of:
One year later	1,026,923	1,101,917	1,188,100	1,069,744	1,032,528	1,045,894	1,019,690	1,026,928	1,021,864	1,089,970
Two years later	1,047,067	1,173,753	1,219,369	1,102,934	1,076,480	1,073,052	1,056,453	1,057,693	1,063,667
Three years later	1,091,131	1,202,441	1,246,365	1,136,278	1,085,591	1,094,494	1,083,686	1,081,434
Four years later	1,104,988	1,217,328	1,263,294	1,141,714	1,095,907	1,113,672	1,095,715
Five years later	1,112,779	1,225,051	1,263,560	1,147,149	1,109,707	1,119,235
Six years later	1,115,637	1,225,131	1,265,186	1,153,005	1,113,980
Seven years later	1,115,916	1,225,519	1,268,716	1,156,227
Eight years later	1,116,494	1,227,541	1,271,719
Nine years later	1,117,404	1,229,470
Ten years later	1,117,880
Net cumulative development favorable (unfavorable)	$(112,246)	$(147,077)	$(172,261)	$(28,448)	$(68,394)	$(91,835)	$(118,357)	$(57,466)	$(38,610)	$(12,658)
Gross re-estimated liability-latest	$1,150,358	$1,249,928	$1,288,761	$1,166,712	$1,128,455	$1,132,431	$1,106,641	$1,094,459	$1,076,027	$1,102,801
Re-estimated reinsurance recoverable-latest	(32,478)	(20,458)	(17,042)	(10,485)	(14,475)	(13,196)	(10,926)	(13,025)	(12,360)	(12,831)
Net re-estimated liability-latest	$1,117,880	$1,229,470	$1,271,719	$1,156,227	$1,113,980	$1,119,235	$1,095,715	$1,081,434	$1,063,667	$1,089,970
Gross cumulative development favorable (unfavorable)	$(127,755)	$(161,106)	$(184,846)	$(33,204)	$(75,121)	$(98,226)	$(121,362)	$(58,336)	$(37,043)	$(11,004)

(1)
Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverable.

The Company experienced unfavorable development of approximately $13 million on the 2014 and prior accident years’ loss reserves due primarily from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California personal automobile line of business. See "Critical Accounting Policies and Estimates-Reserves" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

For the years 2005 through 2013, the cumulative reserves developed worse than what was originally expected. The primary causes relate to increasing bodily injury severity trends beyond expectations, higher than expected losses on personal automobile lines of insurance business in the Northeastern states where the Company relied on industry data for reserving purposes because it had limited historical data, an unfavorable court decision that was adverse to the insurance industry for Florida PIP losses, and unfavorable development on the Florida homeowners line of insurance business due to a surge in claims related to sinkholes.

Statutory Accounting Principles
The Company’s results are reported in accordance with GAAP, which differ in some respects from amounts reported under SAP prescribed by insurance regulatory authorities. Some of the significant differences under GAAP are described below:

•
Policy acquisition costs such as commissions, premium taxes, and other costs that vary with and are primarily related to the successful acquisition of new and renewal insurance contracts, are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, whereas under SAP, these costs are expensed as incurred.

•
Certain assets are included in the consolidated balance sheets, whereas under SAP, such assets are designated as "nonadmitted assets," and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding for more than 90 days, deferred tax assets that do not meet statutory requirements for recognition, furniture, equipment, leasehold improvements, capitalized software, and prepaid expenses.

•
Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, whereas under SAP, these amounts are netted against unearned premium reserves and losses and loss adjustment expenses reserves.

•
Fixed-maturity securities are reported at fair value, whereas under SAP, these securities are reported at amortized cost, or the lower of amortized cost, or fair value, depending on the specific type of security.

•	Equity securities are marked to market through the consolidated statements of operations, whereas under SAP, these securities are marked to market through unrealized gains and losses in surplus.

•
Goodwill is reported as the excess of cost of an acquired entity over the fair value of the underlying assets and assessed periodically for impairment. Intangible assets are amortized over their useful lives. Under SAP, goodwill is reported as the excess of cost of an acquired entity over the statutory book value and amortized over 10 years. Its carrying value is limited to 10% of adjusted surplus. Under SAP, intangible assets are not recognized.

•
The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, whereas under SAP, changes in deferred income taxes are recorded directly to statutory surplus as regards policyholders. Admittance testing under SAP may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP, a valuation allowance may be recorded against the deferred tax assets and reflected as an expense.

•	Certain assessments paid to regulatory agencies that are recoverable from policyholders in future periods are expensed, whereas under SAP, these assessments are recorded as receivables.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. Although the Insurance Companies’ ratios include lines of insurance business other than private passenger automobile that accounted for 22.1% of direct premiums written in 2015, the Company believes its ratios can be compared to the industry ratios.

	Year Ended December 31,
	2015	2014		2013	2012	2011
Loss Ratio	72.6%	71.0%		72.7%	76.1%	71.2%
Expense Ratio	26.7%	27.7%		27.2%	26.7%	27.4%
Combined Ratio	99.3%	98.8%	(2)	99.9%	102.8%	98.6%
Industry combined ratio (all writers)(1)	N/A	101.9%		103.4%	101.3%	101.6%
Industry combined ratio (excluding direct writers)(1)	N/A	99.8%		100.7%	102.6%	101.1%

(1)	Source: A.M. Best, Aggregates & Averages (2011 through 2014), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratio for 2014 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except ratios)
Net premiums written	$2,999,392	$2,840,922	$2,728,999	$2,651,731	$2,575,383
Policyholders’ surplus	$1,451,950	$1,438,281	$1,528,682	$1,440,973	$1,497,609
Ratio	2.1 to 1	2.0 to 1	1.8 to 1	1.8 to 1	1.7 to 1

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

Tax considerations, including the impact of the alternative minimum tax ("AMT"), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix between taxable bonds, tax-exempt bonds, and equities in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses and the generation of ordinary income to maximize the realization of any deferred tax assets arising from capital losses or AMT credit carryforwards, respectively. The Company had no capital loss carryforward at December 31, 2015.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2015		2014		2013
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$426,905	$414,396	$350,343	$350,705	$329,521	$331,506
Tax-exempt state and municipal bonds	2,377,370	2,465,607	2,153,151	2,267,695	2,193,521	2,229,147
Total fixed maturities	2,804,275	2,880,003	2,503,494	2,618,400	2,523,042	2,560,653
Equity securities	313,528	315,362	387,851	412,880	223,933	281,883
Short-term investments	185,353	185,277	373,180	372,542	315,886	315,776
Total investments	$3,303,156	$3,380,642	$3,264,525	$3,403,822	$3,062,861	$3,158,312
__________

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time the eligible item is first recognized. For more detailed discussion on the Company's investment portfolio, including credit ratings, see "Liquidity and Capital Resources—Invested Assets" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 3. Investments, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Average invested assets at cost(1) (3)	$3,293,948	$3,204,592	$3,028,198	$3,011,143	$3,004,588
Net investment income(2)
Before income taxes	$126,299	$125,723	$124,538	$131,896	$140,947
After income taxes	$110,382	$111,456	$109,506	$115,359	$124,708
Average annual yield on investments(2)
Before income taxes	3.8%	3.9%	4.1%	4.4%	4.7%
After income taxes	3.4%	3.5%	3.6%	3.8%	4.2%
Net realized investment gains (losses) after income taxes	$(54,474)	$52,770	$(7,424)	$43,147	$37,958
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
For 2015, net investment income before income taxes increased slightly due to higher average invested asset balances. Net investment income and average annual yields on investments after income taxes decreased slightly primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments, and a higher effective tax rate on investment income due to a greater proportion of taxable investments in 2015 compared to 2014.

(3)	At December 31, 2015, fixed maturity securities with call features totaled $2.9 billion and $2.8 billion at fair value and amortized cost, respectively.

Competitive Conditions
The Company operates in the highly competitive property and casualty insurance industry subject to competition on pricing, claims handling, consumer recognition, coverage offered and product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies that have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2015, the Company was the fourth largest writer of private passenger automobile insurance in California and the fifteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the market is hardening with carriers generally raising rates, although this also depends on individual state profitability and the carriers’ growth appetite.

Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") that is effective through June 30, 2016. The Treaty provides for $100 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit, excludes coverage in Florida, and limits certain coverages to 37% of catastrophe losses resulting from earthquakes and fire following earthquakes. The annual premium is $4.1 million.

The Company has reinsurance for PIP claims in Michigan through the Michigan Catastrophic Claims Association, a private non-profit unincorporated association created by the Michigan Legislature. The reinsurance covers losses in excess of $545,000 per person and has no maximum limit. Michigan law provides for unlimited lifetime coverage for medical costs caused by automobile accidents.

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

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

California Proposition 103 requires that property and casualty insurance rates be approved by the California DOI prior to their use and that no rate be approved which is excessive, inadequate, unfairly discriminatory, or otherwise in violation of the provisions of the initiative. The proposition specifies four statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver." The Company’s rate plan operates under these rating factor regulations.

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

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices. For more detailed information on the Company’s current financial and market conduct examinations, see "Liquidity and Capital Resources—Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

For a discussion of current regulatory matters in California, see "Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $21,000 and $167,000 to officeholders and candidates in 2015 and 2014, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2015, 2014, and 2013, each of the Insurance Companies exceeded the minimum required RBC levels. For more detailed information, see "Liquidity and Capital Resources—Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Beginning in 2015, insurance companies were required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its ORSA Summary Report with the California DOI in November 2015. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2.0% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2015.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2015, the most recent date at which information was available, was $64.3 million. There was no assessment made in 2015.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2015 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a Holding Company System. Some transactions and dividends defined to be of an "extraordinary" type may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5% of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2015, the Insurance Companies are permitted to pay in 2016, without obtaining DOI approval for extraordinary dividends, $163.7 million in dividends to Mercury General, of which $136.4 million may be paid by the California Companies.

The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the California DOI. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Mercury General. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the California DOI an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

Each of the Insurance Companies is subject to holding company regulations in the state in which it is domiciled. These provisions are substantially similar to those of the Holding Company Act.

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by Proposition 103, make them difficult to insure in the voluntary market. In 2015, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 2, 2016:

Name	Age	Position
George Joseph	94	Chairman of the Board
Gabriel Tirador	51	President and Chief Executive Officer
Allan Lubitz	57	Senior Vice President and Chief Information Officer
Theodore R. Stalick	52	Senior Vice President and Chief Financial Officer
Christopher Graves	50	Vice President and Chief Investment Officer
Robert Houlihan	59	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	69	Vice President and Chief Underwriting Officer
Brandt N. Minnich	49	Vice President—Marketing
Randall R. Petro	52	Vice President—Chief Claims Officer
Heidi C. Sullivan	47	Vice President—Human Capital
Charles Toney	54	Vice President and Chief Actuary
Judy A. Walters	69	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through 2006. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998, he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in 2007. Mr. Tirador has over 20 years experience in the property and casualty insurance industry and is an inactive Certified Public Accountant.

Mr. Lubitz, Senior Vice President and Chief Information Officer, joined the Company in 2008. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of H&R Block/Option One Mortgage from 2003 to 2007. He held executive roles including Chief Information Officer of Ditech Mortgage and President of ANR Consulting Group from 2000 to 2003. Prior to 2000, he held several positions at TRW, Experian, and First American Corporation, most recently as a Senior Vice President and Chief Information Officer.

Mr. Stalick, Senior Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. He was appointed Chief Accounting Officer in October 2000 and Vice President and Chief Financial Officer in 2001. In July 2013, he was named Senior Vice President and Chief Financial Officer. Mr. Stalick is an inactive Certified Public Accountant.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in 2001.

Mr. Houlihan, Vice President and Chief Product Officer, joined the Company in his current position in 2007. Prior to joining the Company, he served as National Product Manager at Bristol West Insurance Group from 2005 to 2007 and Product Manager at Progressive Insurance Company from 1999 to 2005.

Mr. Kitzmiller, Vice President and Chief Underwriting Officer, has been employed by the Company in the underwriting department since 1972. Mr. Kitzmiller was appointed Vice President in 1991, and named Chief Underwriting Officer in 2010.

Mr. Minnich, Vice President—Marketing, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations. In 2008 he rejoined the Company as an Assistant Product Manager, and in 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 25 years experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

Mr. Petro, Vice President and Chief Claims Officer, has been employed by the Company in the Claims Department since 1987. Mr. Petro was appointed Vice President in March 2014, and named Chief Claims Officer in March 2015.

Ms. Sullivan, Vice President—Human Capital, joined the Company in 2012. Prior to joining the Company, she served as Senior Vice President, Human Capital for Arcadian Health Plan from 2008 to 2012. Prior to 2008, she held various leadership positions at Kaiser Permanente, Progressive Insurance, and Score Educational Centers.

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
For the year ended December 31, 2015, the Company generated 81.0% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s financial condition, results of operations, and liquidity depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including but not limited to:

•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	successful innovation of new pricing strategies;

•	recognition of changes in trends and in the projected severity and frequency of losses;

•	the Company’s ability to forecast renewals of existing policies accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in the Company’s claim settlement practices;

•	changes in operating expenses;

•	changing driving patterns;

•	extra-contractual liability arising from bad faith claims;

•	weather catastrophes, including those which may be related to climate change;

•	unexpected medical inflation; and

•	unanticipated inflation in automobile repair costs, automobile parts prices, and used car prices.

Such risks may result in the Company’s pricing being based on outdated, inadequate or inaccurate data, or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s financial condition, results of operations, and liquidity could be materially and adversely affected.

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

From time to time, the automobile insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with underlying costs, in the opinion of the Company’s management. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe-prone states seek an acceptable methodology to price for catastrophe exposure. In addition, various insurance underwriting and pricing criteria regularly come under attack by regulators, legislators, and special interest groups. The result could be legislation, regulations, or new interpretations of existing regulations that adversely affect the Company’s business, financial condition, and results of operations.

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

If interest rates rise, the Company’s debt service costs will increase.
Interest expense on the Company’s notes payable is directly tied to short-term LIBOR rates, which tend to move in conjunction with the short-term bank borrowing rates (the "Fed Funds Rate") established by the Federal Reserve Bank. In December 2015, the Federal Reserve Bank increased the Fed Funds Rate by 0.25% for the first time since 2006 and many economists expect additional rate increases in 2016. The interest expense on the Company's notes payable will increase if short-term LIBOR rates experience increases. Higher interest expense could have an adverse impact on the Company's financial condition, results of operations and liquidity.

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
At December 31, 2015, 72.9% of the Company’s total investment portfolio at fair value and 85.6% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

If the Company’s loss reserves are inadequate, its business and financial position could be harmed.
The process of establishing property and liability loss reserves is inherently uncertain due to a number of factors, including underwriting quality, the frequency and amount of covered losses, variations in claims settlement practices, the costs and uncertainty of litigation, and expanding theories of liability. While the Company believes that its actuarial techniques and databases are sufficient to estimate loss reserves, the Company’s approach may prove to be inadequate. If any of these contingencies, many of which are beyond the Company’s control, results in loss reserves that are not sufficient to cover its actual losses, the Company’s financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through approximately 9,700 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

The Company’s expansion plans may adversely affect its future profitability.
The Company intends to continue to expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company expects to fund these expenditures out of cash flows from operations. The expansion may not occur, or if it does occur, may not be successful in providing increased revenues or profitability. If the Company’s cash flows from operations is insufficient to cover the increased costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

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
At December 31, 2015, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $32 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company is developing and deploying new information technology systems that are designed to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. See "Overview—A. General—Technology" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s new information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (" the FASB") or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
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
Challenging economic conditions could adversely affect the Company in the form of consumer behavior and pressure on its investment portfolio. Consumer behavior could include policy cancellations, modifications, or non-renewals, which may reduce cash flows from operations and investments, may harm the Company’s financial position, and may reduce the Insurance Companies’ statutory surplus. Challenging economic conditions also may impair the ability of the Company’s customers to pay premiums as they become due, and as a result, the Company’s bad debt reserves and write-offs could increase. It is also possible that claims fraud may increase. The Company’s investment portfolios could be adversely affected as a result of financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio. In addition, declines in the Company’s profitability could result in a charge to earnings for the impairment of goodwill, which would not affect the Company’s cash flows but could decrease its earnings, and could adversely affect its stock price.

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
77.9% of the Company’s direct written premiums for the year ended December 31, 2015 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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
The Company is subject to extensive regulation and supervision by government agencies in each of the states in which its Insurance Companies are domiciled, sell insurance products, issue policies, or manage claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to its success. Some of these regulations include:

Required Licensing. The Company operates under licenses issued by the DOI in the states in which the Company sells insurance. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. In addition, if the DOI in any state in which the Company currently operates suspends, non-renews, or revokes an existing license, the Company would not be able to offer affected products in that state.

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

Restrictions on Cancellation, Non-Renewal or Withdrawal. Most of the states in which the Company operates have laws and regulations that limit its ability to exit a market. For example, these states may limit a private passenger automobile insurer’s ability to cancel and non-renew policies or they may prohibit the Company from withdrawing one or more lines of insurance business from the state unless prior approval is received from the state DOI. In some states, these regulations extend to significant reductions in the amount of insurance written, not only to a complete withdrawal. Laws and regulations that limit the Company’s ability to cancel and non-renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict the Company’s ability to exit unprofitable markets, which may harm its business and results of operations.

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

Regulation may become more restrictive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.
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
Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insured parties as the result of impaired or insolvent insurance companies. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, the Insurance Companies must participate in mandatory property and casualty shared-market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce the Company’s profitability in any given period or limit its ability to grow its business.

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

The Company and the Insurance Companies are named as defendants in a number of lawsuits. Those that management believes could have a material effect on the Company's consolidated financial statements are described more fully in "Overview—B. Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 16. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business and results of operations, which could materially increase the Company’s legal expenses. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

Risks Related to the Company’s Stock
The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

Future sales of common stock may affect the market price of the Company’s common stock and the future exercise of options and warrants will result in dilution in the investment of the Company’s shareholders.
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

Location	Purpose	Size in square feet	Percent occupied by the Company at December 31, 2015
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	157,000	62%
Oklahoma City, OK	Administrative	100,000	25%

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
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see "Overview-C. Critical Accounting Policies and Estimates" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 1. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see "Overview—B. Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data," which is incorporated herein by reference.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common shares are listed on the New York Stock Exchange (Symbol: MCY). The following table presents the high and low sales prices per share (as reported on the New York Stock Exchange) during the last two years.

2015	High	Low
1st Quarter	$60.31	$52.28
2nd Quarter	$59.25	$53.87
3rd Quarter	$57.19	$48.78
4th Quarter	$54.18	$45.12

2014	High	Low
1st Quarter	$49.72	$41.70
2nd Quarter	$49.08	$44.14
3rd Quarter	$52.58	$46.00
4th Quarter	$59.68	$48.25
The closing price of the Company’s common stock on February 2, 2016 was $45.49.
Holders
As of February 2, 2016, there were approximately 122 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2015 and 2014, the Company paid dividends on its common stock of $2.4725 and $2.4625 per share, respectively. On February 5, 2016, the Board of Directors declared a $0.62 quarterly dividend payable on March 31, 2016 to shareholders of record on March 17, 2016.

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, the Insurance Companies are required to notify their respective DOIs of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2015, the Insurance Companies are permitted to pay in 2016, without obtaining DOI approval for extraordinary dividends, $163.7 million in dividends to Mercury General, of which $136.4 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2010 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.
Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends

	2010	2011	2012	2013	2014	2015
Mercury General	$100.00	$112.60	$103.77	$137.55	$164.94	$142.16
Industry Peer Group	100.00	99.73	118.38	157.16	190.33	184.81
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75

The industry peer group consists of Ace Limited, Alleghany Corporation, Allstate Corporation, American Financial Group, Arch Capital Group Ltd, Berkley (W.R.), Berkshire Hathaway 'B', Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, HCC Insurance Holdings, Markel Corporation, Old Republic International, Progressive Corporation, RLI Corporation, Selective Insurance Group, Travelers Companies, Inc., and XL Group, plc.
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 31, 2015, and the authorization will expire in July 2016. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company may use its own funds, borrowings against a bank credit facility, and dividends received from the Insurance Companies to fund the share repurchases. No stock has been purchased since 2000.

Item 6.	Selected Financial Data
The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$2,957,897	$2,796,195	$2,698,187	$2,574,920	$2,566,057
Net investment income	126,299	125,723	124,538	131,896	140,947
Net realized investment (losses) gains	(83,807)	81,184	(11,422)	66,380	58,397
Other	8,911	8,671	9,738	10,174	11,884
Total revenues	3,009,300	3,011,773	2,821,041	2,783,370	2,777,285
Losses and loss adjustment expenses	2,145,495	1,986,122	1,962,690	1,961,448	1,829,205
Policy acquisition costs	539,231	526,208	505,517	477,788	481,721
Other operating expenses	250,839	249,381	219,478	207,281	215,711
Interest	3,168	2,637	1,260	1,543	5,549
Total expenses	2,938,733	2,764,348	2,688,945	2,648,060	2,532,186
Income before income taxes	70,567	247,425	132,096	135,310	245,099
Income tax (benefit) expense	(3,912)	69,476	19,953	18,399	53,935
Net income	$74,479	$177,949	$112,143	$116,911	$191,164
Per Share Data:
Basic earnings per share	$1.35	$3.23	$2.04	$2.13	$3.49
Diluted earnings per share	$1.35	$3.23	$2.04	$2.13	$3.49
Dividends paid per share	$2.4725	$2.4625	$2.4525	$2.4425	$2.4100

	December 31,
	2015	2014	2013	2012	2011
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,380,642	$3,403,822	$3,158,312	$3,180,095	$3,062,421
Total assets	4,628,645	4,600,289	4,315,181	4,189,686	4,070,006
Losses and loss adjustment expenses	1,146,688	1,091,797	1,038,984	1,036,123	985,279
Unearned premiums	1,049,314	999,798	953,527	920,429	843,427
Notes payable	290,000	290,000	190,000	140,000	140,000
Shareholders’ equity	1,820,885	1,875,446	1,822,486	1,842,497	1,857,483
Book value per share	33.01	34.02	33.15	33.55	33.86

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements in this Annual Report on Form 10-K or in other materials the Company has filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contain or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, the Company’s strategy for growth, business development, regulatory approvals, market position, expenditures, financial results, and reserves. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause the Company’s actual business, prospects, and results of operations to differ materially from the historical information contained in this Annual Report on Form 10-K and from those that may be expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K and in other reports or public statements made by the Company.

Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party "bad-faith" legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board ("FTB"), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its insurance policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and automobile repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other risks and uncertainties, including but not limited to those discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K or that are otherwise described or updated from time to time in the Company’s SEC filings, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

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

The Company is headquartered in Los Angeles, California and operates primarily as a personal automobile insurer selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in thirteen states: Arizona, California, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for 77.9% of the $3.0 billion of the Company’s direct premiums written in 2015 and 83% of the private passenger automobile premiums were written in California.

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

2015 Financial Performance Summary
The Company’s net income for the year ended December 31, 2015 decreased to $74.5 million, or $1.35 per diluted share, from $177.9 million, or $3.23 per diluted share, for the same period in 2014. Included in net income is $126.3 million of pre-tax investment income that was generated during 2015 on a portfolio of $3.4 billion at fair value at December 31, 2015, compared to $125.7 million of pre-tax investment income that was generated during 2014 on a portfolio of $3.4 billion at fair value at December 31, 2014. Included in net income are net realized investment losses of $83.8 million and gains of $81.2 million in 2015 and 2014, respectively.

During 2015, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $190 million and $247 million in 2015 and 2014, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Cost Uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analyses indicate that they are needed.

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

•
Inflation—The largest cost component for automobile insurers is losses, which include medical, replacement automobile parts, and labor costs. There can be significant variation in the overall increases in medical cost inflation, and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated.

•
Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. Loss frequency trends are affected by many factors such as fuel prices, the economy, the prevalence of distracted driving and collision avoidance technology in vehicles. Loss frequency generally increased in 2015.

•
Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard market conditions. The Company believes that the market is hardening with carriers generally raising rates, although this also depends on individual state profitability and the carriers’ growth appetite.

Technology
Agency systems
A new agent incentive management system was introduced in 2014 and enhanced in 2015 to better manage agency information, to continue to improve the agent experience and to provide for more flexible ways to compensate agents.
Operational systems
In 2015, the Company continued to invest in Guidewire, a commercial software solution that was launched in 2010 to replace legacy platforms, by adding new capabilities and enhanced features, including paperless workflow, to meet evolving business needs and regulatory changes. For private passenger automobile insurance, the Guidewire policy, billings and claims modules had been implemented in all states outside of California. California private passenger automobile claims processing was converted to the Guidewire claims module in 2015 and the Company expects to implement the policy and billings modules within the next two years.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rates approval, see "Item 1. Business—Regulation."
During 2015, the Company implemented rate changes in thirteen states. In California, the following rate increases were implemented:

▪	In May, a 6.4% rate increase on its preferred private passenger automobile line of insurance business, which represented approximately 50% of the total Company net premiums earned.

▪	In August, a 6.9% rate increase on its standard private passenger automobile line of insurance business, which represented approximately 15% of the total Company net premiums earned.
In April 2010, the California DOI ("CDI") issued a Notice of Non-Compliance ("2010 NNC") to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the CDI in February 2010. The 2010 NNC included allegations of 35 instances of noncompliance with applicable California insurance law and sought to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and reserved the right to seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the CDI, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense did not establish to the satisfaction of the CDI that the alleged noncompliance did not exist, and the matters described in the 2010 NNC were not able to be resolved informally with the CDI. While continuing to dispute the CDI's allegations, the Company implemented various changes requested by the CDI and engaged in settlement discussions in the interest of avoiding further litigation. On March 2, 2015, MIC, MCC and CAIC entered into an agreement with the CDI, pursuant to which all allegations in the 2010 NNC were settled for $1 million, which was subsequently paid, and the case was resolved.

In March 2006, the CDI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, "2004 NNC") alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The CDI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge (the "ALJ") bifurcated the 2004 NNC between (a) the CDI’s order to show cause (the "OSC"), in which the CDI asserts the false advertising allegations and accusation, and (b) the CDI’s notice of noncompliance, in which the CDI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the NNC, based on conduct by the CDI and the Commissioner in violation of the Company's due process rights. Specifically, the ALJ found that the CDI's attorneys and the Commissioner engaged in improper ex parte communication, and commenced a rule making in order to supersede unfavorable evidentiary rulings by the ALJ. The Commissioner rejected the ALJ's proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, but the challenge was unsuccessful. The Court did not rule on the merits of the ALJ's due process concerns, but merely held that the Company was required to exhaust its administrative remedies before seeking relief in the Superior Court. The case was referred back to the ALJ, and the due process issues raised by the ALJ's dismissal were preserved for later appeal. Following an evidentiary hearing in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, or required further evidence, the proposed decision was submitted on December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ's proposed decision, which became the Commissioner's adopted Order. The Company received notice of this Order on January 10, 2015. The decision and Order found that from the period July 1, 1996 through 2006, the Company's "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company’s approved rates. The Order assessed a civil penalty in the amount of $27.6 million against the Company. The Company denies the allegations and/or findings in the Order, and believes that no monetary penalties are warranted. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the "Writ") in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The court did not order a stay, and the $27.6 million assessed penalty was accrued in 2014 and paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest. The court initially scheduled the matter for hearing on March 14, 2016, with the opening brief due October 19, 2015. The Company filed its opening brief, but the Commissioner then requested an extension of time to file an opposing brief and for the hearing on the Writ. The extension was granted, and the hearing is now scheduled for June 13, 2016. The Company intends to vigorously defend itself against the allegations, and seeks reversal of the $27.6 million assessed fine, unless a reasonable settlement can be reached.

The Company has also accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to the its financial position.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see "Critical Accounting Policies and Estimates" below and Note 1. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see Note 17. Commitments and Contingencies—Litigation, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

C. Critical Accounting Policies and Estimates
Losses and loss adjustment expenses reserves ("loss reserves")
Preparation of the Company’s consolidated financial statements requires management’s judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the loss reserve that is required. A key assumption in estimating loss reserves is the degree to which the historical data used to analyze reserves will be predictive of ultimate claim costs on incurred claims. Changes in the regulatory and legal environments, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact this assumption. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail liability claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.

The Company calculates a loss reserve point estimate rather than a range. There is inherent uncertainty with estimates and this is particularly true with loss reserve estimates. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory and legal environments, uncertainty over inflation rates, and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its loss reserve by looking at historical patterns and trends and projecting these out to current loss reserves. The underlying factors and assumptions that serve as the basis for preparing the loss reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.
The Company also engages independent actuarial consultants to review the Company’s loss reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company analyzes loss reserves quarterly primarily using the incurred loss, paid loss, claim count development, and average severity methods described below. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of insurance business or coverage within a line of insurance business. The Company may also evaluate qualitative factors such as known changes in laws or legal rulings that could affect claims handling or other external environmental factors or internal factors that could affect the settlement of claims. When establishing the loss reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

•
The incurred loss development method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current case incurred losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss development method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of insurance business which have a long operating history.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. While there are certainly other factors, the Company believes that the following three items tend to create the most variability between expected losses and actual losses.

(1) Inflation
For the Company’s California automobile lines of insurance business, total reserves are comprised of the following:

•	BI reserves—approximately 60% of total reserves

•	Material damage ("MD") reserves, including collision and comprehensive property damage—approximately 20% of total reserves

•	Loss adjustment expenses reserves—approximately 20% of total reserves.
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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	44%	15%
BI claims closed one year after the accident year reported	81%	56%
BI claims closed two years after the accident year reported	94%	81%
BI claims closed three years after the accident year reported	98%	93%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $3,000 to $3,500, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $10,000 to $11,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there becomes a higher degree of certainty for the loss reserves established for that accident year. Consequently, there is a decreasing likelihood of loss reserve development on any particular accident year, as those periods age. At December 31, 2015, the accident years that are most likely to develop are the 2013 through 2015 accident years; however, it is possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. Many potential factors can affect the BI inflation rate, including changes in claims handling process, changes in statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, and gasoline prices, among other factors; however, the magnitude of the impact of such factors on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2015, 2014, and 2013, respectively. At December 31, 2015, the loss severity for the amounts recorded at December 31, 2014 changed by (2.7)%, 1.7%, and 1.3% for the 2014, 2013, and 2012 accident years, respectively. Comparatively, at December 31, 2014, the loss severity for the amounts recorded at December 31, 2013 changed by (3.1)%, (1.3)%, and 0.4% for the 2013, 2012, and 2011 accident years, respectively.

The following table presents the effects of the California automobile BI loss reserves on the 2015, 2014, and 2013 accident years based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/15	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 10% for 2015, 5% for 2014, and 3% for 2013	(B) Pro-forma severity if actual severity is higher by 10% for 2015, 5% for 2014, and 3% for 2013	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2015	29,529	$10,691	5.1%	$9,622	$11,760	$31,567,000	$(31,567,000)
2014	30,264	$10,172	-0.8%	$9,663	$10,681	$15,404,000	$(15,404,000)
2013	29,474	$10,259	5.0%	$9,951	$10,567	$9,078,000	$(9,078,000)
2012	28,018	$9,772	—	—	—	—	—
Total Loss Development— Favorable (Unfavorable)						$56,049,000	$(56,049,000)

(1)	Implied inflation rate is calculated by dividing the difference between current and prior year actual recorded severity by the prior year actual recorded severity.
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

There are many other potential factors that can affect the number of claims reported after an accident period ends. These factors include changes in weather patterns, a change in the number of litigated files, the number of automobiles insured, and whether the last day of the accident period falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2015, there were 28,255 BI claims reported for the 2015 accident year and the Company estimates that these are expected to ultimately grow by approximately 4.5%. The Company believes that while actual development in recent years has ranged between approximately 3% to 5%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim count within the broader possible range at December 31, 2015:
California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2015 Accident Year	Claims Reported	Amount Recorded at 12/31/15 at 4.5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	28,255	29,529	28,255	31,081
Approximate average cost per claim	Not meaningful	$10,691	$10,691	$10,691
Total dollars	Not meaningful	$315,695,000	$302,074,000	$332,287,000
Total Loss Development—Favorable (Unfavorable)			$13,621,000	$(16,592,000)
(3) Unexpected Losses From Older Accident Periods
Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors.

Unexpected losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this risk, the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective, and the Company may have material unexpected losses in future periods. It is also possible that the Company has not identified and established a sufficient loss reserve for all material unexpected losses occurring in the older accident years, even though a comprehensive claims file review was undertaken. The Company may experience additional development on these loss reserves.
Discussion of losses and loss reserves and prior period loss development at December 31, 2015
At December 31, 2015 and 2014, the Company recorded its point estimate of approximately $1.15 billion and $1.09 billion, respectively, in losses and loss adjustment expense liabilities, which include approximately $440.7 million and $440.8 million, respectively, of IBNR. IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2015 and 2014, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2015, the Company reported unfavorable development of approximately $13 million on the 2014 and prior accident years’ losses and loss adjustment expense reserves, which at December 31, 2014 totaled approximately $1.09 billion. The unfavorable development in 2015 was primarily from the California homeowners and automobile lines of insurance business outside of California, which was partially offset by favorable development in the California personal automobile line of insurance business.

During 2015, the Company recorded catastrophe losses of approximately $19 million which were primarily the result of severe storms outside of California, and rainstorm and wildfire losses in California.

Investments
The Company’s fixed maturity and equity investments are classified as "trading" and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet dates.

Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, options sold, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 2. Fair Value of Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of financial instruments held at December 31, 2015 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or market parameters because they are less actively traded currently or in future periods. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted financial instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted. For a further discussion, see Note 4. Fair Value Measurement, of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Income Taxes
At December 31, 2015, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. Finally, the Company has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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

The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was (5.5)% for 2015, compared to 28.1% for 2014. The decrease in the effective tax rate is mainly due to a $176.9 million decrease in total pre-tax income for 2015 compared to the total pre-tax income for 2014, while tax-exempt investment income, a component of total pre-tax income, remained relatively consistent. The decrease in pre-tax income was primarily due to a shift from net realized investment gains of $81.2 million in 2014 to net realized investment losses of $83.8 million in 2015. The Company’s effective tax rate for the year ended December 31, 2015 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.

Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See "Regulatory and

Legal Matters" above and Note 17. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Premiums
The Company’s insurance premiums are recognized as income ratably over the term of the policies and in proportion to the amount of insurance protection provided. Unearned premiums are carried as a liability on the consolidated balance sheets and are computed monthly on a pro-rata basis. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs, and maintenance costs partially offset by investment income to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required.

RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Net premiums written and net premiums earned in 2015 increased 5.6% and 5.8%, respectively, from 2014. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowner policies written in California and private passenger automobile policies written in several states outside of California.

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

The following is a reconciliation of total net premiums written to net premiums earned:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Net premiums written	$2,999,392	$2,840,922
Change in net unearned premium	(41,495)	(44,727)
Net premiums earned	$2,957,897	$2,796,195

Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies' consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2015	2014
Loss ratio	72.5%	71.0%
Expense ratio	26.7%	27.7%
Combined ratio (1)	99.2%	98.8%
__________
(1) Combined ratio for 2014 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $13 million and favorable development of approximately $3 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2015 and 2014, respectively. The unfavorable development in 2015 was primarily from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California personal automobile line of business. The favorable development in 2014 was primarily from California personal automobile lines of insurance business partially offset by adverse development in other states. The 2015 loss ratio was also negatively impacted by a total of $19 million of catastrophe losses mostly due to severe storms outside of California, and rainstorm and wildfire losses in California. The 2014 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses mostly due to winter freeze events in the East Coast and homeowners losses in California from severe rainstorms. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 71.5% and 70.7% for the years ended December 31, 2015 and 2014, respectively. The increase in the adjusted loss ratio was primarily due to higher loss frequency and severity.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. Excluding the $27.6 million penalty assessed by the California DOI and accrued by the Company in 2014, the expense ratio would have been 26.8% in 2014 comparable to the expense ratio in 2015. The 2015 expense ratio also included higher advertising expenses and lower average commissions paid to agents.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense was $(3.9) million and $69.5 million for the years ended December 31, 2015 and 2014, respectively. The $73.4 million decrease in income tax expense to an income tax benefit was primarily due to a $176.9 million reduction in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively consistent compared to the same period in 2014. The decrease in pre-tax income was primarily due to a change in net realized investment gains of $81.2 million in 2014 to net realized investment losses of $83.8 million in 2015.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Average invested assets at cost (1)	$3,293,948	$3,204,592
Net investment income (2)
Before income taxes	$126,299	$125,723
After income taxes	$110,382	$111,456
Average annual yield on investments (2)
Before income taxes	3.8%	3.9%
After income taxes	3.4%	3.5%
Net realized investment (losses) gains	$(83,807)	$81,184
__________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before income taxes increased slightly due to higher average invested asset balances. Net investment income and average annual yields on investments after income taxes decreased slightly primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments, and a higher effective tax rate on investment income due to a greater proportion of taxable investments in 2015 compared to 2014.

The following tables present the components of net realized investment (losses) gains included in net income:

	Year Ended December 31, 2015
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$136	$(39,304)	$(39,168)
Equity securities (1)(3)	(17,459)	(22,988)	(40,447)
Short-term investments (1)	(1,396)	561	(835)
Total return swaps	1,062	(7,500)	(6,438)
Options sold	3,021	60	3,081
Total	$(14,636)	$(69,171)	$(83,807)

	Year Ended December 31, 2014
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,719)	$77,208	$74,489
Equity securities (1)	41,637	(32,922)	8,715
Short-term investments (1)	(1,943)	(527)	(2,470)
Total return swap	2,706	(5,675)	(2,969)
Options sold	3,394	25	3,419
Total	$43,075	$38,109	$81,184
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair values in 2015 were adversely affected by the increase in market interest rates in 2015. The fair value increases in 2014 were primarily caused by the overall improvement in the municipal bond market.

(3)
In 2015, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company's holdings in industrial stocks. Prior to the fourth quarter of 2014, the Company realized gains by selling equity securities. During the fourth quarter of 2014, decreases in the fair value of equity securities were primarily due to a decline in the value of the Company's holdings in energy stocks.

Net Income

	Year Ended December 31,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$74,479	$177,949
Basic average shares outstanding	55,157	55,008
Diluted average shares outstanding	55,209	55,020
Basic Per Share Data:
Net Income	$1.35	$3.23
Net realized investment (losses) gains, net of tax	$(0.99)	$0.95
Diluted Per Share Data:
Net Income	$1.35	$3.23
Net realized investment (losses) gains, net of tax	$(0.99)	$0.95

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Net premiums written and net premiums earned in 2014 increased 4.1% and 3.6%, respectively, from 2013. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business.

The following is a reconciliation of total net premiums written to net premiums earned:

	Year Ended December 31,
	2014	2013
	(Amounts in thousands)
Net premiums written	$2,840,922	$2,728,999
Change in net unearned premium	(44,727)	(30,812)
Net premiums earned	$2,796,195	$2,698,187

Expenses
The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2014	2013
Loss ratio	71.0%	72.7%
Expense ratio	27.7%	26.9%
Combined ratio (1)	98.8%	99.6%

(1)	Combined ratio for 2014 does not sum due to rounding.

The Company’s loss ratio was affected by favorable development of approximately $3 million and unfavorable development of approximately $3 million on prior accident years’ losses and loss adjustment expense reserves for the years ended December 31, 2014 and 2013, respectively. The favorable development in 2014 was primarily from California personal automobile lines of insurance business partially offset by adverse development in other states. The unfavorable development in 2013 was primarily from the Florida private passenger automobile line of insurance business. The 2014 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses mostly due to winter freeze events in the East Coast and homeowners losses in California from severe rainstorms. The 2013 loss ratio was also negatively impacted by a total of $17 million of catastrophe losses mostly due to tornadoes in Oklahoma and severe storms in the Midwest and Southeast regions during 2013. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 70.7% and 72.0% for the years ended December 31, 2014 and 2013, respectively. The Company attributes the improved accident year loss ratio to the impact of rate increases which exceeded underlying loss cost trends in 2014.

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

	Year Ended December 31,
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2014
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,719)	$77,208	$74,489
Equity securities (1)(3)	41,637	(32,922)	8,715
Short-term investments (1)	(1,943)	(527)	(2,470)
Total return swap	2,706	(5,675)	(2,969)
Options sold	3,394	25	3,419
Total	$43,075	$38,109	$81,184

	Year Ended December 31, 2013
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$5,478	$(100,703)	$(95,225)
Equity securities (1)(4)	24,088	56,822	80,910
Short-term investments (1)	(903)	(156)	(1,059)
Total return swap	527	1,649	2,176
Options sold	1,835	(59)	1,776
Total	$31,025	$(42,447)	$(11,422)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair value increases in 2014 were primarily caused by the overall improvement in the municipal bond market, and the fair value decreases in 2013 were primarily caused by the overall decline in the municipal bond market.

(3)
Prior to the fourth quarter of 2014, the Company realized gains by selling equity securities. During the fourth quarter of 2014, decreases in the fair value of equity securities were primarily due to a decline in the value of the Company's holdings in energy stocks.

(4)	For 2013, the increases in fair value were primarily caused by the overall improvement in the equity markets.

Net Income

	Year Ended December 31,
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

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $164 million in 2016 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $133 million during 2015. As of December 31, 2015, Mercury General had approximately $149 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt, and the purchase of investments.

B. Cash Flows
The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985, and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $449.5 million at December 31, 2015 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities in 2015 was $190.2 million, a decrease of $56.2 million compared to 2014. The decrease was primarily due to the increase in paid losses, loss adjustment expenses, and operating expenses, which included the $27.6 million penalty assessed by the California DOI as discussed in "Regulatory and Legal Matters" above, partially offset by an increase in premiums collected. The Company utilized the cash provided by operating activities primarily for the payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2015 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$108,775
Due after one year through two years	106,822
Due after two years through three years	124,542
Due after three years through four years	70,706
Due after four years through five years	92,170
$503,015

See "D. Debt" below for cash flow related to outstanding debt.

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2015:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$22,542	$22,507
Municipal securities	2,417,046	2,505,039
Mortgage-backed securities	49,639	49,839
Corporate securities	255,606	243,372
Collateralized loan obligations	50,710	50,548
Other asset-backed securities	8,732	8,698
	2,804,275	2,880,003
Equity securities:
Common stock	275,479	280,263
Non-redeemable preferred stock	25,161	24,668
Private equity funds	12,888	10,431
	313,528	315,362
Short-term investments	185,353	185,277
Total investments	$3,303,156	$3,380,642
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2015, 72.9% of the Company’s total investment portfolio at fair value and 85.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At December 31, 2015, 56.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in sub-prime lenders.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The nominal average maturities of the overall bond portfolio were 12.6 years and 12.6 years (12.2 years and 11.4 years when including short-term instruments) at December 31, 2015 and 2014, respectively. The portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity investments purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The call-adjusted average maturities of the overall bond portfolio were 3.4 years and 3.4 years (3.3 years and 3.1 years when including short-term instruments) at December 31, 2015 and 2014, respectively, related to holdings which are heavily weighted with high coupon issues that are expected to be called prior to maturity. The modified durations of the overall bond portfolio reflecting anticipated early calls were 3.2 years and 2.8 years, (3.1 years and 2.6 years when including short-term instruments) at December 31, 2015 and 2014, respectively, including collateralized mortgage obligations with a modified duration of 1.9 years and 1.8 years at December 31, 2015 and 2014, respectively, and short-term bonds that carry no duration. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2015, consistent with the average rating at December 31, 2014. The Company’s municipal bond holdings of which 98.4% were tax exempt, represented 85.6% of its fixed maturity portfolio at December 31, 2015, at fair value, and are broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2015, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.5 million and $6.2 million, respectively, at fair value, and represented 1.3% and 0.2%, respectively, of total fixed maturity securities. At December 31, 2014, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.2 million and $10.8 million, respectively, at fair value, and represented 1.4% and 0.4%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2015, with 91.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.7% and 6.1% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2015. The downgrades were slight and still within the investment grade portfolio in 2015.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio at fair value.

	December 31, 2015
By Security Type	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Dollars in thousands)
U.S. government bonds and agencies:
Treasuries	$14,300	$—	$—	$—	$—	$14,300
Government agency	8,207	—	—	—	—	8,207
Total	22,507	—	—	—	—	22,507
	100.0%					100.0%
Municipal securities:
Insured	4,270	350,964	425,750	13,490	5,136	799,610
Uninsured	269,973	667,782	582,463	181,507	3,704	1,705,429
Total	274,243	1,018,746	1,008,213	194,997	8,840	2,505,039
	10.9%	40.7%	40.2%	7.7%	0.5%	100.0%
Mortgage-backed securities:
Commercial	7,278	8,440	7,961	13,652	—	37,331
Agencies	4,204	—	—	—	—	4,204
Non-agencies:
Prime	—	31	698	—	2,175	2,904
Alt-A	—	—	1,197	—	4,203	5,400
Total	11,482	8,471	9,856	13,652	6,378	49,839
	23.0%	17.0%	19.8%	27.4%	12.8%	100.0%
Corporate securities:
Basic materials	—	—	—	6,190	2,950	9,140
Communications	—	—	344	678	—	1,022
Consumer—cyclical	—	—	3,074	5,731	4,185	12,990
Consumer—non-cyclical	—	334	0	6,994	4,061	11,389
Energy	—	0	438	46,164	7,738	54,340
Financial	5,059	3,635	60,628	52,455	4,130	125,907
Industrial	—	—	—	4,569	2,647	7,216
Technology	—	—	—	6,475	2,821	9,296
Utilities	—	—	1,968	10,104	—	12,072
Total	5,059	3,969	66,452	139,360	28,532	243,372
	2.1%	1.6%	27.3%	57.3%	11.7%	100.0%
Collateralized loan obligations:
Corporate	—	2,974	47,574	—	—	50,548
Total	—	2,974	47,574	—	—	50,548
		5.9%	94.1%			100.0%
Other asset-backed securities	—	3,967	4,731	—	—	8,698
		45.6%	54.4%			100.0%
Total	$313,291	$1,038,127	$1,136,826	$348,009	$43,750	$2,880,003
	10.9%	36.0%	39.5%	12.1%	1.5%	100.0%
__________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. government bonds and agencies
The Company had $26.7 million, or 0.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at December 31, 2015. In April 2015, Fitch affirmed its AAA rating for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.
Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at December 31, 2015, of which $799.6 million were insured by bond insurers. For insured municipal bonds that have underlying ratings, the average underlying rating was AA- at December 31, 2015.

At December 31, 2015, the average rating of the Company’s municipal bonds insured by bond insurers was A+, with an underlying rating of A-. Most of the insured bonds’ ratings were investment grade and reflected the credit of underlying issuers. 9.0% of the remaining insured bonds are non-rated or below investment grade, and the Company does not believe that bond insurers provide credit enhancement to the municipal bonds that they insure.

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
Mortgage-Backed Securities
At December 31, 2015 and 2014, respectively, the mortgage-backed securities portfolio of $49.8 million and $47.7 million at fair value ($49.6 million and $45.5 million at amortized cost) was categorized as loans to "prime" borrowers except for $5.4 million and $6.2. million ($5.3 million and $5.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $37.3 million and $32.5 million ($37.6 million and $32.3 million at amortized cost) in commercial mortgage-backed securities at December 31, 2015 and 2014, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities at December 31, 2015 was B, consistent with the weighted-average rating at December 31, 2014. The weighted-average rating of the entire mortgage backed securities portfolio was A- at December 31, 2015, compared to BBB+ at December 31, 2014 .
Corporate Securities
Included in fixed maturity securities are $243.3 million and $256.9 million of corporate securities, which had durations of 2.8 and 2.3 years, at December 31, 2015 and 2014, respectively. The weighted-average rating was BBB as of December 31, 2015 and 2014.
Collateralized Loan Obligations
Included in fixed maturities securities are collateralized loan obligations of $50.5 million and $22.2 million, which represented 1.5% and 0.7% of the total investment portfolio, and had durations of 5.7 years and 5.4 years at December 31, 2015 and 2014, respectively.
Equity Securities
Equity holdings of $315.4 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net losses in 2015 due to changes in fair value of the Company’s equity portfolio were $23.0 million. The primary cause of the decrease in the value of the Company's equity securities was the overall decline in the utilities and industrial sectors in 2015.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2015, 9.3% of the total investment portfolio at fair value was held in equity securities, compared to 12.1% at December 31, 2014.

The following table presents the equity security portfolio by industry sector at December 31, 2015 and 2014:

	December 31,
	2015		2014
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$17,094	$16,027	$18,707	$20,079
Communications	22,226	21,759	6,255	7,103
Consumer—cyclical	34,707	38,378	29,919	32,368
Consumer—non-cyclical	31,694	32,480	9,502	8,931
Energy	38,560	34,895	126,052	135,316
Financial	40,730	41,974	40,439	42,660
Funds	19,017	16,676	10,000	11,719
Industrial	17,261	17,110	24,327	19,693
Technology	19,105	18,397	17,214	18,688
Utilities	73,134	77,666	105,436	116,323
	$313,528	$315,362	$387,851	$412,880
D. Debt
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2015	2014
				(Amounts in thousands)

Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017 (2)	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017 (3)	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019 (4)	150,000	150,000
Total				$290,000	$290,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. In 2015, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility. The interest rate was approximately 1.53% at December 31, 2015.

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

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and RBC ratio. The Company was in compliance with all of its loan covenants at December 31, 2015.

For a further discussion, see Note 7. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

E. Capital Expenditures
In 2015, the Company made capital expenditures, including capitalized software, of approximately $20.1 million primarily related to Information Technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2015, 2014, and 2013, each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios was less than 375% of the authorized control level RBC as of December 31, 2015, 2014, and 2013. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.45 billion at December 31, 2015, and net premiums written of $3.0 billion, the ratio of premiums written to surplus was 2.1 to 1.

Beginning in 2015, insurance companies were required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its ORSA Summary Report with the California DOI in November 2015. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received draft report and submitted response to the DOI.
CA	Market Conduct	2013 to 2014	Received draft report and submitted response to the DOI.
CA	Rating and Underwriting	2014	Fieldwork began in July 2014.
VA	Market Conduct	2014 to 2015	Exam to begin on or after April 2016.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date is expected to be material to the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2015 are summarized as follows:

Contractual Obligations (4)		Payments due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$299,892	$2,955	$142,885	$2,114	$151,938	$—	$—
Lease obligations(2)	31,990	14,765	11,008	4,684	1,006	463	64
Losses and loss adjustment expenses(3)	1,146,688	640,034	285,189	141,124	56,847	23,494	—
Total Contractual Obligations	$1,478,570	$657,754	$439,082	$147,922	$209,791	$23,957	$64
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2015 because the debt amounts above include interest, calculated by using the average one-month LIBOR rate in 2015 plus the bank margin in effect.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2021.

(3)
Reserve for losses and loss adjustment expenses is an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2015. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates.

(4)	The table excludes liabilities of $10.9 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2015, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2014.
The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2015:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	457,968	AA
California	324,529	AA-
Florida	201,146	A+
Illinois	153,727	A+
Indiana	111,550	A+
Other states	1,256,119	A+
Total	$2,505,039
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 14.4% of the Company’s fixed maturity portfolio at December 31, 2015. 6.4% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at December 31, 2015. 7.4% of the Company’s taxable fixed maturity securities, representing 1.1% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2015, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $280.3 million in common stocks, $24.7 million in non-redeemable preferred stocks, and $10.4 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 8.3% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Amounts in thousands, except Average Beta)
Average Beta	0.89	0.98
Hypothetical reduction in the overall value of the stock market of 25%	$62,359	$91,287
Hypothetical reduction in the overall value of the stock market of 50%	$124,717	$182,573

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
The value of the fixed maturity portfolio at December 31, 2015, which represented 85.2% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.2 years at December 31, 2015 compared to 2.8 years and 3.9 years at December 31, 2014 and 2013, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at December 31, 2015 would decrease by $94.7 million or $189.4 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company’s bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
February 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 9, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
February 9, 2016

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,804,275; $2,503,494)	$2,880,003	$2,618,400
Equity securities (cost $313,528; $387,851)	315,362	412,880
Short-term investments (cost $185,353; $373,180)	185,277	372,542
Total investments	3,380,642	3,403,822
Cash	264,221	289,907
Receivables:
Premiums	436,621	390,009
Accrued investment income	42,747	38,737
Other	21,925	21,202
Total receivables	501,293	449,948
Deferred policy acquisition costs	201,762	197,202
Fixed assets, net	157,131	158,976
Current income taxes	9,041	503
Deferred income taxes	23,231	—
Goodwill	42,796	42,796
Other intangible assets, net	31,702	35,623
Other assets	16,826	21,512
Total assets	$4,628,645	$4,600,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$1,146,688	$1,091,797
Unearned premiums	1,049,314	999,798
Notes payable	290,000	290,000
Accounts payable and accrued expenses	122,571	130,887
Deferred income taxes	—	5,333
Other liabilities	199,187	207,028
Total liabilities	2,807,760	2,724,843
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,164; 55,121	90,985	88,705
Additional paid-in capital	8,870	3,804
Retained earnings	1,721,030	1,782,937
Total shareholders’ equity	1,820,885	1,875,446
Total liabilities and shareholders’ equity	$4,628,645	$4,600,289

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net premiums earned	$2,957,897	$2,796,195	$2,698,187
Net investment income	126,299	125,723	124,538
Net realized investment (losses) gains	(83,807)	81,184	(11,422)
Other	8,911	8,671	9,738
Total revenues	3,009,300	3,011,773	2,821,041
Expenses:
Losses and loss adjustment expenses	2,145,495	1,986,122	1,962,690
Policy acquisition costs	539,231	526,208	505,517
Other operating expenses	250,839	249,381	219,478
Interest	3,168	2,637	1,260
Total expenses	2,938,733	2,764,348	2,688,945
Income before income taxes	70,567	247,425	132,096
Income tax (benefit) expense	(3,912)	69,476	19,953
Net income	$74,479	$177,949	$112,143
Net income per share:
Basic	$1.35	$3.23	$2.04
Diluted	$1.35	$3.23	$2.04

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Common stock, beginning of year	$88,705	$81,591	$79,380
Proceeds of stock options exercised	2,111	6,824	1,884
Share-based compensation expense	142	142	125
Tax benefit on sales of incentive stock options	27	148	202
Common stock, end of year	90,985	88,705	81,591
Additional paid in capital, beginning of year	3,804	411	—
Share-based compensation expense	5,066	3,970	849
Exercise of stock options	—	(577)	(438)
Additional paid in capital, end of year	8,870	3,804	411
Retained earnings, beginning of year	1,782,937	1,740,484	1,763,117
Net income	74,479	177,949	112,143
Dividends paid to shareholders	(136,386)	(135,496)	(134,776)
Retained earnings, end of year	1,721,030	1,782,937	1,740,484
Total shareholders’ equity	$1,820,885	$1,875,446	$1,822,486

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,479	$177,949	$112,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,478	28,054	30,587
Net realized investment losses (gains)	83,807	(81,184)	11,422
Bond amortization, net	21,360	18,918	12,529
Excess tax benefit from exercise of stock options	(27)	(148)	(202)
Increase in premiums receivable	(41,512)	(23,934)	(20,688)
Changes in current and deferred income taxes	(35,287)	8,343	3,451
Increase in deferred policy acquisition costs	(4,560)	(2,736)	(8,556)
Increase in unpaid losses and loss adjustment expenses	36,214	52,813	2,861
Increase in unearned premiums	42,552	46,271	33,098
(Decrease) increase in accounts payable and accrued expenses	(35,086)	31,019	30,367
Share-based compensation	5,208	4,112	974
Increase (decrease) in other payables	18,114	(10,988)	12,135
Other, net	(1,496)	(1,954)	(10,317)
Net cash provided by operating activities	190,244	246,535	209,804
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(965,701)	(542,494)	(831,796)
Sales	260,946	209,680	228,116
Calls or maturities	386,644	330,637	343,628
Equity securities available for sale in nature:
Purchases	(748,217)	(868,383)	(596,883)
Sales	805,417	745,058	872,997
Calls	2,851	1,044	—
Changes in securities payable and receivable	(1,387)	9,294	1,702
Net decrease (increase) in short-term investments and purchased options	187,492	(56,530)	(20,005)
Purchase of fixed assets	(20,112)	(26,037)	(18,671)
Sale of fixed assets	141	224	820
Business acquisition, net of cash acquired	7,771	—	—
Other, net	2,473	3,472	1,741
Net cash used in investing activities	(81,682)	(194,035)	(18,351)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(136,386)	(135,496)	(134,776)
Excess tax benefit from exercise of stock options	27	148	202
Proceeds from stock options exercised	2,111	6,247	1,446
Proceeds from bank loan	—	100,000	50,000
Net cash used in financing activities	(134,248)	(29,101)	(83,128)
Net (decrease) increase in cash	(25,686)	23,399	108,325
Cash:
Beginning of year	289,907	266,508	158,183
End of year	$264,221	$289,907	$266,508
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,989	$2,543	$998
Income taxes paid	$31,390	$61,139	$16,503

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 77% of the Company’s direct premiums written in 2015, 2014, and 2013, of which approximately 83%, 83%, and 81% of the private passenger automobile premiums were written in California during 2015, 2014, and 2013, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	Mercury National Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Insurance Company
California Automobile Insurance Company ("CAIC")	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia	Workmen's Auto Insurance Company ("WAIC")(5)

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(4)
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle formed in 2013.

(4)	Special purpose investment vehicle formed in 2014.

(5)	California domiciled insurance company acquired in 2015. See Note 20. Acquisition.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the classifications in 2015.

The Company did not have other comprehensive income (loss) in 2015, 2014 and 2013.
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
Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible items is first recognized. The primary reasons for electing the fair value option were simplification and cost benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the Financial Accounting Standards Board (the "FASB") for accounting for financial instruments. See Note 2. Fair Value of Financial Instruments for additional information on the fair value option.

Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment (losses) gains in the Company's consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company's consolidated statements of operations.

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

Equity securities consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and an interest in private equity funds.

Short-term investments include money market accounts, options, and short-term bonds that are highly rated short duration securities and redeemable within one year.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the Departments of Insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $21 million and $18 million at December 31, 2015 and 2014, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $539.2 million, $526.2 million, and $505.5 million during the years ended December 31, 2015, 2014, and 2013, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $44 million, $23 million, and $20 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Fixed Assets
Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 30 to 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 7 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2015, 2014, and 2013.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired. Identifiable intangible assets consist of the value of customer relationships, trade names, software and technology, and favorable leases, which are all subject to amortization, and an insurance license which is not subject to amortization.

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2015 and 2014, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $3.00 billion, $2.84 billion, and $2.73 billion in 2015, 2014, and 2013, respectively.
Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the development of prior years’ loss liabilities. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are re-estimated. The liability is stated net of anticipated salvage and subrogation recoveries. The amount of reinsurance recoverable is included in other receivables.

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the loss reserve that is required. A key assumption in estimating loss reserves is the degree to which the historical data used to analyze reserves will be predictive of ultimate claim costs on incurred claims. Changes in the regulatory and legal environments, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact this assumption. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims, such as those involving the Company’s bodily injury (BI) coverages. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. However, since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company analyzes loss reserves quarterly primarily using the incurred loss, paid loss, claim count development, and average severity methods described below. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of insurance business or coverage within a line of insurance business. The Company may also evaluate qualitative factors such as known changes in laws or legal ruling that could affect claims handling or other external environmental factors or internal factors that could affect the settlement of claims. When establishing the loss reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

•
The incurred loss development method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current case incurred losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss development method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of insurance business which have a long operating history.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

Derivative Financial Instruments
The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability, measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include total return swaps and options sold. See Note 8. Derivative Financial Instruments.

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2015 and 2014, potential dilutive securities consisted of outstanding stock options and restricted stock units ("RSUs") granted from the Company's 2013 Long Term Incentive Plan. See Note 16. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2015, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

The fair value of each restricted stock unit grant was determined based on the market price on the grant date. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. See Note 15. Share-Based Compensation for additional disclosures.

Recently Issued Accounting Standards
In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this ASU update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that ASU 2016-01 will have a material impact on its consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-09, "Financial Services-Insurance (Topic 944) Disclosures About Short-Duration Contracts." ASU 2015-9 requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) the claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) information about the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodologies and assumptions used to determine the amounts disclosed and significant changes in methodologies and assumptions are required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. This standard will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. Although the adoption of this standard will not have a material impact on its consolidated financial statements, the Company will expand the nature and extent of its insurance contracts disclosures.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis" affecting the consolidation evaluation of limited partnerships and similar entities, fees paid to a decision maker or a service provider as a variable interest, and variable interests in a variable interest entity held by related parties of the reporting entities. The amendments are effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer at the amount at which the entity expects to be entitled. In August 2015, the FASB issued an update which defers the effective date of this standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that annual reporting period. Early adoption is now permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.
2. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable,and secured and unsecured notes payable. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair values. All investments are carried at fair value on the consolidated balance sheets.
The following table presents estimated fair values of financial instruments:

	December 31,
	2015	2014
	(Amounts in thousands)
Assets
Investments	$3,380,642	$3,403,822
Liabilities
Total return swaps	$11,525	$4,025
Options sold	$260	$194
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains. See Note 3. Investments for additional information.
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.3 million and $0.2 million were included in other liabilities at December 31, 2015 and 2014, respectively.
Total Return Swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at December 31, 2015 and 2014 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.
Secured notes payable
The fair value of the Company's $120 million secured note and $20 million secured note, classified as Level 2 in the fair value hierarchy described in Note 4. Fair Value Measurement, is estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. The fair values of the secured notes approximated their carrying values.
Unsecured note payable
The fair value of the Company's $150.0 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 4. Fair Value Measurement, is based on the unadjusted quoted price for similar notes in active markets. The fair value of the unsecured note approximated its carrying value.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurement.

3. Investments

The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Fixed maturity securities	$(39,304)	$77,208	$(100,703)
Equity securities	(22,988)	(32,922)	56,822
Short-term investments	561	(527)	(156)
Total	$(61,731)	$43,759	$(44,037)

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2015			2014			2013
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$631	$(495)	$136	$7,015	$(9,734)	$(2,719)	$9,320	$(3,842)	$5,478
Equity securities	41,305	(58,764)	(17,459)	59,342	(17,705)	41,637	82,385	(58,297)	24,088
Short-term investments	—	(1,396)	(1,396)	—	(1,943)	(1,943)	—	(903)	(903)
Contractual Maturity
At December 31, 2015, fixed maturity holdings rated below investment grade and non-rated comprised 1.3% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2015 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$108,775
Due after one year through five years	394,240
Due after five years through ten years	609,243
Due after ten years	1,767,745
Total	$2,880,003

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Fixed maturity securities	$108,122	$104,946	$107,926
Equity securities	14,630	17,313	18,249
Short-term investments	9,033	8,561	2,702
Total investment income	$131,785	$130,820	$128,877
Less: investment expense	(5,486)	(5,097)	(4,339)
Net investment income	$126,299	$125,723	$124,538

4. Fair Value Measurement
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

The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2015. At December 31, 2015 and 2014, $10.4 million and $11.7 million, respectively, of equity securities were valued based on broker quotes for underlying debt and credit instruments and an estimated benchmark spread for similar assets in active markets.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $37.3 million and $32.5 million at December 31, 2015 and 2014, respectively, in commercial mortgage-backed securities.
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

Other asset-backed securities: Comprised of securities that are collateralized by non-mortgage assets, such as automobile loans, valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$22,507	$—	$—	$22,507
Municipal securities	—	2,505,040	—	2,505,040
Mortgage-backed securities	—	49,838	—	49,838
Corporate securities	—	243,372	—	243,372
Collateralized loan obligations	—	50,548	—	50,548
Other asset-backed securities	—	8,698	—	8,698
Equity securities:
Common stock	280,263	—	—	280,263
Non-redeemable preferred stock	—	24,668	—	24,668
Private equity funds	—	0	10,431	10,431
Short-term investments:
Short-term bonds	69,991	9,850	—	79,841
Money market instruments	105,436	0	—	105,436
Total assets at fair value	$478,197	$2,892,014	$10,431	$3,380,642
Liabilities
Notes payable:
Secured Notes	$—	$140,000	$—	$140,000
Unsecured Notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	11,525	—	11,525
Options sold	260	—	—	260
Total liabilities at fair value	$260	$301,525	$—	$301,785

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$16,108	$—	$—	$16,108
Municipal securities	—	2,275,455	—	2,275,455
Mortgage-backed securities	—	47,691	—	47,691
Corporate securities	—	256,930	—	256,930
Collateralized debt obligations	—	22,216	—	22,216
Equity securities:
Common stock:	372,598	—	—	372,598
Non-redeemable preferred stock	—	28,563	—	28,563
Private equity funds	—	—	11,719	11,719
Short-term investments:
Short-term bonds	69,999	18,362	—	88,361
Money market instruments	284,181	—	—	284,181
Total assets at fair value	$742,886	$2,649,217	$11,719	$3,403,822
Liabilities
Notes payable:
Secured Notes	$—	$140,000	$—	$140,000
Unsecured Notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	4,025	—	4,025
Options sold	194	—	—	194
Total liabilities at fair value	$194	$294,025	$—	$294,219

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Year Ended December 31,
	2015		2014
	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund	Collateralized Debt Obligations	Partnership Interest in a Private Credit Fund
	(Amounts in thousands)
Beginning Balance	$—	$11,719	$4,302	$12,548
Realized losses included in earnings	—	(4,175)	(755)	(829)
Reclassification from other assets	—	2,911	—	—
Sales	—	—	(3,547)	—
Settlements	—	(24)	—	—
Ending Balance	$—	$10,431	$—	$11,719
The amount of total losses for the period included in earnings attributable to assets still held at December 31	$—	$(5,385)	$—	$(829)

There were no transfers between Levels 1, 2, and 3 of financial assets and financial liabilities that were fair valued on a recurring basis in 2015 and 2014.

At December 31, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2015	2014
	(Amounts in thousands)
Land	$26,770	$26,770
Buildings and improvements	132,529	131,174
Furniture and equipment	109,802	107,288
Capitalized software	178,113	162,065
Leasehold improvements	9,109	8,991
	456,323	436,288
Less accumulated depreciation and amortization	(299,192)	(277,312)
Fixed assets, net	$157,131	$158,976

Depreciation expense, including amortization of leasehold improvements, was $20.5 million, $22.1 million, and $24.6 million during 2015, 2014, and 2013, respectively.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2015	2014	2013
	(Amounts in thousands)
Balance, beginning of year	$197,202	$194,466	$185,910
Policy acquisition costs deferred	543,791	528,944	514,073
Amortization	(539,231)	(526,208)	(505,517)
Balance, end of year	$201,762	$197,202	$194,466

7. Notes Payable
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2015	2014
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	150,000	150,000
Total				$290,000	$290,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company's debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (i) consolidated debt to (ii) consolidated shareholders' equity plus consolidated debt. Effective December 3, 2014, the Company extended the maturity date of the unsecured credit facility from June 30, 2018 to December 3, 2019, and expanded the borrowing capacity from $200 million to $250 million. In 2015 and 2014, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility. The interest rate was approximately 1.53% at December 31, 2015.

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

The credit facilities and bank loan contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk-based capital ("RBC") ratio. The Company was in compliance with all of its loan covenants at December 31, 2015.

The aggregated maturities of notes payable are as follows:

Maturity
(Amounts in thousands)
2016	$—
2017	$140,000
2018	$—
2019	$150,000

8. Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are equity price risk and interest rate risk. Equity contracts (options sold) on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities.
The Company also enters into derivative contracts to enhance returns on its investment portfolio.
On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points on approximately $95 million of underlying obligations as of December 31, 2015. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2017, with interest equal to LIBOR plus 145 basis points.
On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $124 million as of December 31, 2015. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Fair value amounts, and (losses) gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative (losses) gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Amounts in thousands)
Total return swaps - Other assets	$—	$—	$—	$—
Options sold - Other liabilities	—	—	260	194
Total return swaps - Other liabilities	—	—	11,525	4,025
Total derivatives	$—	$—	$11,785	$4,219

	(Losses) Gains Recognized in Income
	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(6,438)	$(2,969)	$2,176
Options sold - Net realized investment gains	3,081	3,419	1,776
Interest rate contract - Other revenue	—	—	103
Total	$(3,357)	$450	$4,055

Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding equity contracts, see Note 4. Fair Value Measurement.

9. Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2015:
Customer relationships	$52,430	$(34,327)	$18,103	11
Trade names	15,400	(4,491)	10,909	24
Technology	4,300	(3,010)	1,290	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,530	$(41,828)	$31,702

As of December 31, 2014:
Customer relationships	$51,755	$(29,402)	$22,353	11
Trade names	15,400	(3,850)	11,550	24
Technology	4,300	(2,580)	1,720	10
Total intangible assets, net	$71,455	$(35,832)	$35,623

The Company recognized $1.4 million of other intangible assets for a state insurance license related to the acquisition of Workmen's Auto Insurance Company. See Note 20. Acquisition for the acquisition's cost allocation.

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during any of the periods presented.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $6.0 million in each of the years ended December 31, 2015, 2014, and 2013. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2015:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2016	$6,077
2017	5,349
2018	5,335
2019	4,906
2020	758
Thereafter	7,877
Total	$30,302

10. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax (benefit) expense consisted of the following components:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Federal
Current	$21,942	$44,469	$30,266
Deferred	(25,594)	20,444	(14,970)
	$(3,652)	$64,913	$15,296
State
Current	$943	$4,421	$5,234
Deferred	(1,203)	142	(577)
	$(260)	$4,563	$4,657
Total
Current	$22,885	$48,890	$35,500
Deferred	(26,797)	20,586	(15,547)
Total	$(3,912)	$69,476	$19,953

The income tax (benefit) expense reflected in the consolidated statements of operations is reconciled to the federal income tax (benefit) expense on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Computed tax expense at 35%	$24,699	$86,598	$46,234
Tax-exempt interest income	(26,993)	(27,839)	(26,381)
Dividends received deduction	(1,613)	(2,027)	(2,239)
State tax expense	(287)	3,872	4,944
Nondeductible expenses	575	9,900	190
Other, net	(293)	(1,028)	(2,795)
Income tax (benefit) expense	$(3,912)	$69,476	$19,953
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
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2015	2014
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premium	$75,406	$71,907
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	9,518	11,100
Write-down of impaired investments	857	942
Tax credit carryforward	36,349	31,198
Expense accruals	11,264	13,395
Other deferred tax assets	9,596	7,448
Total gross deferred tax assets	142,990	135,990

Deferred tax liabilities:
Deferred acquisition costs	(70,617)	(69,021)
Tax liability on net unrealized gain on securities carried at fair value	(23,095)	(47,333)
Tax depreciation in excess of book depreciation	(10,742)	(9,414)
Undistributed earnings of insurance subsidiaries	(4,022)	(4,486)
Tax amortization in excess of book amortization	(2,514)	(1,982)
Other deferred tax liabilities	(8,769)	(9,087)
Total gross deferred tax liabilities	(119,759)	(141,323)

Net deferred tax assets (liabilities)	$23,231	$(5,333)

The Company had an alternative minimum tax credit carryforward balance of $36.3 million and $31.2 million at December 31, 2015 and 2014, respectively, which is not subject to expiration.
Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.4 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2015. The decrease was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2012 through 2014 for federal taxes and 2003 through 2014 for California state taxes. The Company is currently under examination by the California Franchise Tax Board ("FTB") for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization or litigation in superior court. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2015	2014
	(Amounts in thousands)
Balance at January 1	$12,612	$10,784
Additions based on tax positions related to:
Current year	932	2,277
Prior years	(1,379)	(258)
Additions (reductions) as a result of lapse of the applicable statute of limitations	—	(191)
Balance at December 31	$12,165	$12,612

As presented above, the balances of unrecognized tax benefits were $12.2 million and $12.6 million at December 31, 2015 and 2014, respectively. Of these totals, $10.9 million and $11.1 million represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company's total amount of unrecognized tax benefits to materially increase within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2015, 2014, and 2013, the Company recognized net interest and penalty expense, excluding refunds, of $112,000, $739,000, and $1,119,000, respectively. The Company carried an accrued interest and penalty balance of $2,915,000 and $2,803,000 at December 31, 2015 and 2014, respectively.

11. Losses and Loss Adjustment Expenses
The following table presents the activity in the reserves for losses and loss adjustment expenses:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Gross reserves at January 1	$1,091,797	$1,038,984	$1,036,123
Less reinsurance recoverable	(14,484)	(13,927)	(12,155)
Net reserves at January 1	1,077,313	1,025,057	1,023,968
Acquisition of WAIC reserves	18,676	—	—
Incurred losses and loss adjustment expenses related to:
Current year	2,132,837	1,989,315	1,959,730
Prior years	12,658	(3,193)	2,960
Total incurred losses and loss adjustment expenses	2,145,495	1,986,122	1,962,690
Loss and loss adjustment expense payments related to:
Current year	1,455,245	1,347,967	1,354,074
Prior years	654,097	585,899	607,527
Total payments	2,109,342	1,933,866	1,961,601
Net reserves at December 31	1,132,142	1,077,313	1,025,057
Reinsurance recoverable	14,546	14,484	13,927
Gross reserves at December 31	$1,146,688	$1,091,797	$1,038,984

The increase in the provision for insured events of prior years in 2015 of approximately $12.7 million primarily resulted from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California automobile line of business.

The decrease in the provision for insured events of prior years in 2014 of approximately $3.2 million primarily resulted from lower than expected loss severity on California personal automobile lines of insurance business partially offset by adverse development in other states.

The increase in the provision for insured events of prior years in 2013 of approximately $3.0 million primarily resulted from Florida claims that were re-opened from prior years due to a state supreme court ruling that was adverse to the insurance industry.

The Company experienced estimated pre-tax catastrophe losses and loss adjustment expenses from severe weather events of $19 million, $11 million, and $17 million in 2015, 2014, and 2013, respectively. The losses in 2015 were primarily the result of severe storms outside of California, and rainstorm and wildfire losses in California. The losses in 2014 were primarily related to winter freeze events on the East Coast and severe rainstorms in California. The losses in 2013 were primarily due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions during the second quarter.

12. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Total paid	$136,386	$135,496	$134,776
Per share paid	$2.4725	$2.4625	$2.4525

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. For 2015, the insurance subsidiaries of the Company are permitted to pay approximately $164 million in dividends to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2015, 2014, and 2013, the Insurance Companies paid the Mercury General ordinary dividends of $133 million, $225 million, and $120 million, respectively.

On February 5, 2016, the Board of Directors declared a $0.62 quarterly dividend payable on March 31, 2016 to shareholders of record on March 17, 2016.

13. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2015, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Statutory net income(1)	$123,984	$155,654	$235,251
Statutory capital and surplus	$1,451,950	$1,438,281	$1,528,682
 __________

(1)	Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2015, 2014, and 2013, each of the Insurance Companies exceeded the minimum required RBC levels, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios was less than 375% of the authorized control level RBC as of December 31, 2015, 2014 and 2013 . Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

14. Profit Sharing Plan and Annual Cash Bonuses
The Company’s employees are eligible to become members of the Profit Sharing Plan (the "Plan"). The Company, at the option of the Board of Directors, may make annual contributions to the Plan, and the contributions are not to exceed the greater of the Company’s net income for the plan year or its retained earnings at that date. In addition, the annual contributions may not exceed an amount equal to 15% of the compensation paid or accrued during the year to all participants under the Plan. No contributions were made in the past three years.

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $8.5 million, $8.0 million, and $8.1 million for 2015, 2014, and 2013, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides annual cash bonuses to eligible employees based on performance criteria for each recipient and for the Company as a whole.  The Company performance goals were based on the Company's premium growth and combined ratio.  The Company paid annual cash bonuses of $20.7 million, $19.1 million, and $0.0 million in 2015, 2014, and 2013, respectively.

15. Share-Based Compensation
In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2015, only stock options and restricted stock unit awards have been granted under these plans. Beginning January 1, 2008, stock options granted, for which the Company has recognized share-based compensation expense, become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years. Prior to January 1, 2008, stock options granted became exercisable at a rate of 20% per year.

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Cash received from stock option exercises	$2,111	$6,247	$1,446
Compensation cost	5,208	4,112	974
Excess tax benefit	27	148	202

Stock Option Awards

No stock options were awarded in 2015 and 2014 under the 2015 Plan and 2005 Plan, respectively. The fair values of stock options awarded in 2013 under the 2005 Plan were estimated on the dates of grant using a closed-form option valuation model (Black-Scholes). The following table provides the assumptions used in the calculation of grant-date fair values of stock options awarded during 2013 based on the Black-Scholes option pricing model.

2013
Weighted-average grant-date fair value	$7.11
Expected volatility	33.16% - 33.18%
Weighted-average expected volatility	33.17%
Risk-free interest rate	0.88% - 1.60%
Expected dividend yield	5.40% - 5.76%
Expected term in months	72

Expected volatilities are based on historical volatility of the Company’s stock over the term of the stock options. The Company estimated the expected term of stock options, which represents the period of time that stock options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior. The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.

The following table presents a summary of the stock option activity under the Company’s plans for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2015	248,000	$49.85
Granted	—
Exercised	(43,000)	$49.10
Canceled or expired	(37,000)	$58.48
Outstanding at December 31, 2015	168,000	$48.14	3.8	$305
Exercisable at December 31, 2015	128,000	$49.58	2.7	$183

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2015. The aggregate intrinsic values of stock options exercised were $303,000, $1,160,000, and $862,000 during 2015, 2014, and 2013, respectively. The total fair values of stock options vested were $142,000, $142,000, and $146,000 during 2015, 2014, and 2013, respectively.

The following table presents information regarding stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$33.61-$47.61	88,000	6.1	$43.29	48,000	$43.09
$50.01-$51.51	38,000	2.0	$50.72	38,000	$50.72
$54.93-$57.50	42,000	0.8	$55.96	42,000	$55.96

As of December 31, 2015, $202,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average remaining contractual life of 1.4 years.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting restricted stock unit awards to the Company’s senior management and key employees.

The following table presents the restricted stock unit grants summary at December 31, 2015:

	Grant Year
	2015	2014	2013
Three-year performance period ending December 31,	2017	2016	2015
Vesting shares, target (net of forfeited)	99,250	85,500	78,500
Vesting shares, maximum (net of forfeited)	186,094	160,313	176,625

The following table presents a summary of restricted stock unit awards activity during the years indicated:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	167,000	$41.15	170,500	$39.64	169,000	$42.22
Granted	100,250	$53.80	93,500	$45.17	84,500	$36.82
Vested	—		—		—
Forfeited/Canceled	(4,000)	$43.10	(16,500)	$43.99	(3,000)	$36.82
Expired	—	$—	(80,500)	$44.01	(80,000)	$40.22
Outstanding at December 31	263,250	$45.94	167,000	$41.15	170,500	$39.64

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2013, 2014 and 2015 grants, vesting is based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of December 31, 2015, 1,000, 8,000, and 6,000 target restricted stock units granted in 2015, 2014 and 2013, respectively, have been forfeited because the recipients were no longer employed by the Company. Expired shares represent shares that did not meet the vesting requirements.

The fair value of each restricted stock unit grant was determined based on the closing price of the Company's common stock on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost would be recognized and any previously recognized compensation cost would be reversed.

16. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2015			2014			2013
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$74,479	55,157	$1.35	$177,949	55,008	$3.23	$112,143	54,947	$2.04
Effect of dilutive securities:
Options	—	15		—	12		—	17
RSUs	—	37		—	—		—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$74,479	55,209	$1.35	$177,949	55,020	$3.23	$112,143	54,964	$2.04

Potentially dilutive securities representing approximately 67,000, 252,000, and 359,000 shares of common stock for 2015, 2014, and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

17. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2021. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $3.6 million and $4.4 million at December 31, 2015 and 2014, respectively. Total rent expense under these lease agreements was $16.0 million, $14.6 million, and $19.3 million for 2015, 2014, and 2013, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2015:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2016	$14,765
2017	11,008
2018	4,684
2019	1,006
2020	463
Thereafter	64
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2015, the most recent date at which information was available, was approximately $64.3 million. There was no assessment made in 2015.
Regulatory Matters
In April 2010, the California DOI ("CDI") issued a Notice of Non-Compliance ("2010 NNC") to MIC, MCC, and CAIC based on a Report of Examination of the Rating and Underwriting Practices of these companies issued by the CDI in February 2010. The 2010 NNC included allegations of 35 instances of noncompliance with applicable California insurance law and sought to require that each of MIC, MCC, and CAIC change its rating and underwriting practices to rectify the alleged noncompliance and reserved the right to seek monetary penalties. In April 2010, the Company submitted a Statement of Compliance and Notice of Defense to the CDI, in which it denied the allegations contained in the 2010 NNC and provided specific defenses to each allegation. The Company also requested a hearing in the event that the Statement of Compliance and Notice of Defense did not establish to the satisfaction of the CDI that the alleged noncompliance did not exist, and the matters described in the 2010 NNC were not able to be resolved informally with the CDI. While continuing to dispute the CDI's allegations, the Company implemented various changes requested by the CDI and engaged in settlement discussions in the interest of avoiding further litigation. On March 2, 2015, MIC, MCC and CAIC entered into an agreement with the CDI, pursuant to which all allegations in the 2010 NNC were settled for $1 million, which was subsequently paid, and the case was resolved.
In March 2006, the CDI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, "2004 NNC") alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The CDI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge (the "ALJ") bifurcated the 2004 NNC between (a) the CDI’s order to show cause (the "OSC"), in which the CDI asserts the false advertising allegations and accusation, and (b) the CDI’s notice of noncompliance, in which the CDI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the NNC, based on conduct by the CDI and the Commissioner in violation of the Company's due process rights. Specifically, the ALJ found that the CDI's attorneys and the Commissioner engaged in improper ex parte communication, and commenced a rule making in order to supersede unfavorable evidentiary rulings by the ALJ. The Commissioner rejected the ALJ's proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, but the challenge was unsuccessful. The Court did not rule on the merits of the ALJ's due process concerns, but merely held that the Company was required to exhaust its administrative remedies before seeking relief in the Superior Court. The case was referred back to the ALJ, and the due process issues raised by the ALJ's dismissal were preserved for later appeal. Following an evidentiary hearing in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, or required further evidence, the proposed decision was submitted on December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ's proposed decision, which became the Commissioner's adopted Order. The Company received notice of this Order on January 10, 2015. The decision and Order found that from the period July 1, 1996 through 2006, the Company's "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company’s approved rates. The Order assessed a civil penalty in the amount of $27.6 million against the Company. The Company denies the allegations and/or findings in the Order, and believes that no monetary penalties are warranted. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the "Writ") in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The court did not order a stay, and the $27.6 million assessed penalty was accrued in 2014 and paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest. The court initially scheduled the matter for hearing on March 14, 2016, with the opening brief due October 19, 2015. The Company filed its opening brief, but the Commissioner then requested an extension of time to file an opposing brief and for the hearing on the Writ. The extension was granted, and the hearing is now scheduled for June 13, 2016. The Company intends to vigorously defend itself against the allegations, and seeks reversal of the $27.6 million assessed fine, unless a reasonable settlement can be reached.

The Company has also accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to the its financial position.
Litigation
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see Note 1. Summary of Significant Accounting Policies.

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

The Company is also involved in proceedings relating to assessments and rulings made by the FTB. See Note 10. Income Taxes.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

18. Risks and Uncertainties

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

19. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2015 and 2014:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2015
Net premiums earned	$720,737	$731,546	$745,520	$760,094
Change in fair value of investments pursuant to the fair value option	$(4,884)	$(40,783)	$(18,538)	$2,474
Income before income taxes	$29,859	$4,511	$12,267	$23,930
Net income	$26,165	$9,639	$15,270	$23,405
Basic earnings per share (2)	$0.47	$0.17	$0.28	$0.42
Diluted earnings per share (2)	$0.47	$0.17	$0.28	$0.42
Dividends paid per share	$0.6175	$0.6175	$0.6175	$0.6200

2014
Net premiums earned	$683,701	$697,889	$705,237	$709,368
Change in fair value of investments pursuant to the fair value option	$45,699	$41,412	$(20,528)	$(22,824)
Income (loss) before income taxes	$102,030	$136,436	$37,120	$(28,161)
Net income (loss)	$72,649	$94,960	$31,296	$(20,956)
Basic earnings per share	$1.32	$1.73	$0.57	$(0.38)
Diluted earnings per share	$1.32	$1.73	$0.57	$(0.38)	(1)
Dividends paid per share	$0.6150	$0.6150	$0.6175	$0.6175
 __________

(1)	The dilutive impact of incremental shares is excluded from net loss position in accordance with GAAP.

(2)	The basic and diluted earnings per share do not sum due to rounding.

Net income during 2015 was primarily affected by net realized investment losses, an increase in losses and loss adjustment expenses partially offset by an increase in net premiums earned. Net income during the fourth quarter of 2015 was affected by net realized investment losses of $8.2 million as compared with net loss during the fourth quarter of 2014 which was affected by net realized investment losses of $21.6 million and by the $27.6 million penalty assessed by the California DOI and accrued by the Company in the fourth quarter of 2014.

Net income during 2014 was primarily affected by the $27.6 million penalty assessed by California DOI, higher net premiums earned and increases in the fair value of the Company’s investment portfolio offset by catastrophe related losses. See Note 17. Commitments and Contingencies for "2004 NNC" discussion. The primary causes of the net loss during the fourth quarter of 2014 were the $27.6 million penalty described above, the declines in the fair value of the Company’s equity securities due to the overall decline in the equity market, and the severe rainstorms in California.

Net income during 2013 was primarily affected by higher net premiums earned offset by catastrophe related losses, and declines in the fair value of the Company’s investment portfolio due to the overall decline in the municipal bond markets. Net income during 2013 was also affected by the consolidation of claims and underwriting operations located outside of California into hub locations, which resulted in approximately $10 million of pre-tax office closure costs and severance related expense during the first quarter of 2013. The primary causes of the net loss during the second quarter of 2013 were increased losses resulting from catastrophe losses due to tornadoes in Oklahoma and severe storms in the Midwest and the Southeast regions, and declines in the fair value of the Company’s municipal and equity securities due to the overall decline in the municipal and equity markets.

20. Acquisition
Pursuant to an October 22, 2014 Stock Purchase Agreement, the Company purchased all the issued and outstanding shares of Workmen’s Auto Insurance Company ("WAIC"), a California domiciled property and casualty insurance company, on January 2, 2015.
WAIC is a Los Angeles-based non-standard, private passenger automobile insurance company that operates predominantly in California. The Company intends to use the WAIC non-standard automobile product to complement the Company’s preferred and standard product offerings.
The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been withheld in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on the evaluation performed at the acquisition date and at December 31, 2015, of the claims reserves for WAIC for losses and loss adjustment expenses incurred on or prior to June 30, 2014, the Company estimates that it will recover the $2 million held in escrow and, therefore, the Company has deducted it from cash consideration to arrive at the fair value of total consideration transferred. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.

21. Segment Information

The Company is primarily engaged in writing personal automobile insurance and provides related property and casualty insurance products to its customers through 14 subsidiaries in 13 states, principally in California.
The Company has one reportable business segment - the Property and Casualty business segment.
Property and Casualty Lines
The Property and Casualty business segment offers several insurance products to the Company’s individual customers and small business customers. These insurance products are: private passenger automobile which is the Company’s primary business, and related insurance products such as homeowners, commercial automobile and commercial property. These insurance products are primarily sold to the Company’s individual customers and small business customers, which increases retention of the Company’s private personal automobile client base. The insurance products comprising the Property and Casualty business segment are sold through the same distribution channels, mainly through independent and 100% owned insurance agents, and go through a similar underwriting process.
The Company’s Chief Operating Decision Maker evaluates operating results based on pre-tax underwriting results which is calculated as net premiums earned less (i) incurred losses and loss adjustment expenses; and (ii) underwriting expenses (policy acquisition costs and other operating expenses).
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment (losses) gains, other income, and interest expense are excluded in evaluating pre-tax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.

The following table presents operating results by reportable segment for the years ended:

	December 31, 2015			December 31, 2014			December 31, 2013
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
(Amounts in millions)
Net premiums earned	$2,906.6	$51.3	$2,957.9	$2,737.3	$58.9	$2,796.2	$2,638.4	$59.8	$2,698.2
Less:
Incurred expenses	2,117.3	28.2	2,145.5	1,951.4	34.7	1,986.1	1,926.4	36.3	1,962.7
Underwriting expenses	770.0	20.0	790.0	749.7	25.9	775.6	701.0	23.9	724.9
Underwriting gain	19.3	3.1	22.4	36.2	(1.7)	34.5	11.0	(0.4)	10.6
Investment income			126.3			125.7			124.5
Net realized investment (losses) gains			(83.8)			81.1			(11.4)
Other income			8.9			8.7			9.7
Interest expense			(3.2)			(2.6)			(1.3)
Pre-tax income			$70.6			$247.4			$132.1
Net income			$74.5			$177.9			$112.1
The following table presents the Company’s direct premiums written and net premiums earned by line of insurance business for the years ended:

	December 31, 2015			December 31, 2014			December 31, 2013
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
(Amounts in millions)
Private passenger automobile	$2,345.8	$—	$2,345.8	$2,223.1	$—	$2,223.1	$2,165.6	$—	$2,165.6
Homeowners	402.2	—	402.2	374.5	—	374.5	340.0	—	340.0
Commercial automobile	153.5	—	153.5	135.9	—	135.9	104.7	—	104.7
Other	81.6	29.8	111.4	75.4	44.3	119.7	64.4	62.8	127.2
Direct premiums written	$2,983.1	$29.8	$3,012.9	$2,808.9	$44.3	2,853.2	$2,674.7	$62.8	$2,737.5

Private passenger automobile	$2,308.6	$—	$2,308.6	$2,203.0	$—	$2,203.0	$2,163.4	$—	$2,163.4
Homeowners	379.7	—	379.7	347.9	—	347.9	328.5	—	328.5
Commercial automobile	144.4	—	144.4	121.8	—	121.8	88.3	—	88.3
Other	73.9	51.3	125.2	64.6	58.9	123.5	58.2	59.8	118.0
Net premiums earned	$2,906.6	$51.3	$2,957.9	$2,737.3	$58.9	$2,796.2	$2,638.4	$59.8	$2,698.2

 __________

(1)
"Other" represents net premiums written and earned from an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical breakdown warranties which are sold through auto dealerships and credit unions.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2015 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2015 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2015 are contained herein as listed in the Index to Consolidated Financial Statements on page 54.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.

10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.

10.27
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.28	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.29	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.30	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.31	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.32	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.33	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.34	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.35*	Director Compensation Arrangements.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.36*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.37*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.38*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.39*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.40	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.41	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.42	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.

10.43	Third Amendment Agreement to Credit Agreement, dated as of July 31, 2013, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013, and is incorporated herein by this reference.
10.44	Fourth Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.45*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.46	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, and is incorporated herein by this reference.
10.47	First Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.48*	Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.49*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.50*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

21.1	Subsidiaries of the Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer
February 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 9, 2016

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2016

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2016

/S/ BRUCE A. BUNNER ___ Bruce A. Bunner	Director	February 9, 2016

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 9, 2016

/S/ JAMES G. ELLIS James G. Ellis	Director	February 9, 2016

/S/ CHRISTOPHER GRAVES Christopher Graves	Director	February 9, 2016

/S/ RICHARD E. GRAYSON Richard E. Grayson	Director	February 9, 2016

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 9, 2016

/S/ JOHN G. NACKEL John G. Nackel	Director	February 9, 2016

/S/ DONALD P. NEWELL Donald P. Newell	Director	February 9, 2016

/S/ GLENN S. SCHAFER Glenn S. Schafer	Director	February 9, 2016

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Under date of February 9, 2016, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, as contained in the 2015 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Los Angeles, California
February 9, 2016

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2015

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$22,542	$22,507	$22,507
Municipal securities	2,417,046	2,505,039	2,505,039
Mortgage-backed securities	49,639	49,839	49,839
Corporate securities	255,606	243,372	243,372
Collateralized loan obligations	50,710	50,548	50,548
Other asset-backed securities	8,732	8,698	8,698
Total fixed maturity securities	2,804,275	2,880,003	2,880,003
Equity securities:
Common stock	275,479	280,263	280,263
Non-redeemable preferred stock	25,161	24,668	24,668
Private equity funds	12,888	10,431	10,431
Total equity securities	313,528	315,362	315,362
Short-term investments	185,353	185,277	185,277
Total investments	$3,303,156	$3,380,642	$3,380,642

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2014

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$16,028	$16,108	$16,108
Municipal securities	2,160,710	2,275,455	2,275,455
Mortgage-backed securities	45,519	47,691	47,691
Corporate securities	258,940	256,930	256,930
Collateralized loan obligations	22,297	22,216	22,216
Total fixed maturity securities	2,503,494	2,618,400	2,618,400
Equity securities:
Common stock	349,839	372,598	372,598
Non-redeemable preferred stock	28,012	28,563	28,563
Private equity funds	10,000	11,719	11,719
Total equity securities	387,851	412,880	412,880
Short-term investments	373,180	372,542	372,542
Total investments	$3,264,525	$3,403,822	$3,403,822

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2015	2014
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (cost $557; $0)	$571	$—
Equity securities (cost $131,217; $189,032)	127,572	182,300
Short-term investments (cost $1,144; $9,744)	1,144	9,744
Investment in subsidiaries	1,819,426	1,783,049
Total investments	1,948,713	1,975,093
Cash	20,139	52,326
Accrued investment income	208	158
Amounts receivable from affiliates	220	1,181
Current income taxes	8,894	239
Deferred income taxes	10,524	6,975
Income tax receivable from affiliates	5,917	3,482
Other assets	2,981	1,095
Total assets	$1,997,596	$2,040,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$150,000	$150,000
Amounts payable to affiliates	25	97
Income tax payable to affiliates	26,439	14,728
Other liabilities	247	278
Total liabilities	176,711	165,103
Commitments and contingencies
Shareholders’ equity:
Common stock	90,985	88,705
Additional paid-in capital	8,870	3,804
Retained earnings	1,721,030	1,782,937
Total shareholders’ equity	1,820,885	1,875,446
Total liabilities and shareholders’ equity	$1,997,596	$2,040,549

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Revenues:
Net investment income	$4,314	$4,478	$1,293
Net realized investment (losses) gains	(7,026)	(9,428)	3,416
Total revenues	(2,712)	(4,950)	4,709
Expenses:
Other operating expenses	7,526	5,971	2,924
Interest	2,127	1,746	318
Total expenses	9,653	7,717	3,242
(Loss) income before income taxes and equity in net income of subsidiaries	(12,365)	(12,667)	1,467
Income tax (benefit) expense	(4,708)	(100)	3,310
Loss before equity in net income of subsidiaries	(7,657)	(12,567)	(1,843)
Equity in net income of subsidiaries	82,136	190,516	113,986
Net income	$74,479	$177,949	$112,143

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$548	$(3,434)	$(843)
Cash flows from investing activities:
Capital contribution to subsidiaries	(90,125)	(30,125)	(40,125)
Distributions received from special purpose entities	8,883	6,756	—
Dividends received from subsidiaries	133,000	225,000	120,000
Purchases of fixed maturity securities available for sale in nature	(571)	—	—
Equity securities available for sale in nature
Purchases	(146,236)	(254,572)	(25,038)
Sales	192,005	90,422	25,798
(Decrease) in payable for securities, net	—	(2,489)	2,489
Net decrease in short-term investments	8,612	1,346	36,085
Business acquisition	(6,000)	—	—
Other, net	1,945	2,191	895
Net cash provided by investing activities	101,513	38,529	120,104
Cash flows from financing activities:
Dividends paid to shareholders	(136,386)	(135,496)	(134,776)
Excess tax benefit from exercise of stock options	27	148	202
Proceeds from stock options exercised	2,111	6,247	1,446
Proceeds from bank loan	—	100,000	50,000
Net cash used in financing activities	(134,248)	(29,101)	(83,128)
Net (decrease) increase in cash	(32,187)	5,994	36,133
Cash:
Beginning of year	52,326	46,332	10,199
End of year	$20,139	$52,326	$46,332
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,153	$1,757	$318
Income taxes paid (received)	$1,807	$2,112	$(827)

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
Distributions received from Special Purpose Entities
On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points on approximately $95 million of underlying obligations as of December 31, 2015. The agreement had an initial term of one year , subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2017, with interest equal to LIBOR plus 145 basis points.
On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest equal to LIBOR plus 120 basis points on the outstanding notional amount of the underlying obligations, which was approximately $124 million as of December 31, 2015. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets.
Distributions of $8.9 million and $6.8 million were received in 2015 and 2014, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $133,000,000, $225,000,000 and $120,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2015, 2014 and 2013, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $90,125,000, $30,125,000 and $40,125,000 in 2015, 2014 and 2013.
Business Acquisition
Pursuant to an October 22, 2014 Stock Purchase Agreement, Mercury General purchased all the issued and outstanding shares of Workmen’s Auto Insurance Company ("WAIC"), a California domiciled property and casualty insurance company, on January 2, 2015.
WAIC is a Los Angeles-based non-standard, private passenger automobile insurance company that operates predominantly in California. Mercury General intends to use the WAIC non-standard automobile product to complement its preferred and standard product offerings.
Mercury General paid $8 million in cash for the shares of WAIC, of which $2 million has been withheld in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on the evaluation performed at the acquisition date and at December 31, 2015, of the claims reserves for WAIC for losses and loss adjustment expenses incurred on or prior to June 30, 2014, Mercury General estimates that it will recover the $2 million held in escrow, and therefore deducted it from cash consideration to arrive at the fair value of total consideration transferred. In accordance with regulatory approval requirements, Mercury General made a $15 million cash capital contribution to WAIC on January 12, 2015.

See accompanying Report of Independent Registered Public Accounting Firm

Notes Payable

On July 2, 2013, Mercury General entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. Total borrowings were $150 million as of December 31, 2015. The interest rate was approximately1.53% at December 31, 2015.

Commitments and Contingencies

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan are secured by approximately $180 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million are guaranteed by Mercury General.

Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

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
Workman's Auto Insurance Company

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2015	2014	2013
	(Amounts in thousands)
Direct amounts	$2,970,424	$2,806,889	$2,704,401
Ceded to other companies	(12,964)	(11,185)	(7,059)
Assumed	437	491	845
Net amounts	$2,957,897	$2,796,195	$2,698,187

See accompanying Report of Independent Registered Public Accounting Firm