Form 10-Q
period 2016-03-31
MERCURY GENERAL CORP
filed 2016-05-03
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 28, 2016, the Registrant had issued and outstanding an aggregate of 55,254,171 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,855,224; $2,804,275)	$2,942,514	$2,880,003
Equity securities (cost $326,875; $313,528)	335,616	315,362
Short-term investments (cost $155,201; $185,353)	155,185	185,277
Total investments	3,433,315	3,380,642
Cash	235,109	264,221
Receivables:
Premium	465,737	436,621
Accrued investment income	40,768	42,747
Other	21,176	21,925
Total receivables	527,681	501,293
Deferred policy acquisition costs	203,565	201,762
Fixed assets, net	158,412	157,131
Current income taxes	11,907	9,041
Deferred income taxes	18,637	23,231
Goodwill	42,796	42,796
Other intangible assets, net	30,182	31,702
Other assets	30,459	16,826
Total assets	$4,692,063	$4,628,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expense reserves	$1,174,968	$1,146,688
Unearned premiums	1,078,571	1,049,314
Notes payable	290,000	290,000
Accounts payable and accrued expenses	116,765	122,571
Deferred income taxes	—	—
Other liabilities	224,381	199,187
Total liabilities	2,884,685	2,807,760
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,254; 55,164	93,971	90,985
Additional paid-in capital	3,311	8,870
Retained earnings	1,710,096	1,721,030
Total shareholders’ equity	1,807,378	1,820,885
Total liabilities and shareholders’ equity	$4,692,063	$4,628,645
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net premiums earned	$767,085	$720,737
Net investment income	29,655	31,506
Net realized investment gains (losses)	25,057	(9,961)
Other	2,123	2,266
Total revenues	823,920	744,548
Expenses:
Losses and loss adjustment expenses	594,082	514,400
Policy acquisition costs	141,560	133,847
Other operating expenses	61,294	65,692
Interest	950	750
Total expenses	797,886	714,689
Income before income taxes	26,034	29,859
Income tax expense	2,711	3,694
Net income	$23,323	$26,165
Net income per share:
Basic	$0.42	$0.47
Diluted	$0.42	$0.47
Weighted average shares outstanding:
Basic	55,201	55,139
Diluted	55,208	55,159
Dividends paid per share	$0.6200	$0.6175

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,323	$26,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,357	7,107
Net realized investment (gains) losses	(25,057)	9,961
Bond amortization, net	6,521	5,213
Excess tax benefit from exercise of stock options	(904)	(82)
Increase in premium receivables	(29,116)	(22,214)
Change in current and deferred income taxes	2,632	(6,102)
Increase in deferred policy acquisition costs	(1,803)	(1,899)
Increase (decrease) in losses and loss adjustment expense reserves	28,280	(4,597)
Increase in unearned premiums	29,258	18,866
Decrease in accounts payable and accrued expenses	(5,128)	(38,258)
Share-based compensation	(3,477)	1,043
Changes in other payables	1,598	7,543
Other, net	13,195	8,706
Net cash provided by operating activities	45,679	11,452
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(386,628)	(374,582)
Sales	149,744	16,733
Calls or maturities	180,125	87,365
Equity securities available-for-sale in nature:
Purchases	(163,408)	(246,085)
Sales	154,273	267,175
Changes in securities payable and receivable	(982)	13,638
Net decrease in short-term investments and purchased options	29,086	198,620
Purchase of fixed assets	(4,596)	(5,928)
Sale of fixed assets	2	58
Business acquisition, net of cash acquired	—	7,771
Other, net	947	1,142
Net cash used in investing activities	(41,437)	(34,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,257)	(34,055)
Excess tax benefit from exercise of stock options	903	82
Proceeds from stock options exercised	—	1,283
Net cash used in financing activities	(33,354)	(32,690)
Net decrease in cash	(29,112)	(55,331)
Cash:
Beginning of the year	264,221	289,907
End of period	$235,109	$234,576
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$878	$692
Income taxes paid	$79	$9,798

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General
Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2016 and the results of operations and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates. See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Earnings per Share
Potentially dilutive securities representing approximately 77,000 and 49,000 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $141.6 million and $133.8 million for the three months ended March 31, 2016 and 2015, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $15 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.

2. Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 becomes effective for the Company beginning January 1, 2017 and is required to be applied on a modified retrospective basis. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 becomes effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period (the first quarter of 2017) using a modified retrospective approach.The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements and (6) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2016-01 will have a material impact on its consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944), Disclosures About Short-Duration Contracts." ASU 2015-09 requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) information about the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodology used to determine the amounts disclosed is required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. ASU 2015-09 becomes effective for the Company beginning with the annual period ending December 31, 2016, and quarter periods beginning with the first quarter of 2017. Although the adoption of this standard will not have a material impact on its consolidated financial statements, the Company will expand the nature and extent of its insurance contracts disclosures.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" affecting the consolidation evaluation of limited partnerships and similar entities, fees paid to a decision maker or a service provider as a variable interest, and variable interests in a variable interest entity held by related parties of the reporting entities. The amendments became effective on January 1, 2016 and did not have a material impact on the Company's consolidated financial statements. As in previous GAAP, consolidation analysis under ASU 2015-02 contains two primary consolidation models: the voting control model and the variable interest (“VIE”) model. An entity being evaluated for consolidation is required to first be subjected to the requirements of the VIE model. Only if the entity fails to meet the requirements to be consolidated under the VIE model, would the voting control consolidation model apply. The adoption of ASU 2015-02 did not have an impact on the Company's consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606), Revenue from Contracts with Customers." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer at the amount at which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 requires an entity to determine whether it is providing the goods or services to a customer as the principal, or whether it is arranging for the goods or services to be provided to the customer by another party as the agent. ASU 2014-09 and ASU 2016-08 become effective for the Company beginning January 1, 2018. The Company is evaluating the impact that ASU 2014-09 and ASU 2016-08 will have on its consolidated financial statements and related disclosures.
3. Fair Value of Financial Instruments
The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. Due to their short-term maturities, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried at fair value in the consolidated balance sheets.
The following table presents the estimated fair values of financial instruments:

	March 31, 2016	December 31, 2015
	(Amounts in thousands)
Assets
Investments	$3,433,315	$3,380,642
Liabilities
Options sold	$262	$260
Total return swaps	$9,797	$11,525
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains. See Note 4. Fair Value Option for additional information.
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.3 million were included in other liabilities at each of March 31, 2016 and December 31, 2015.
Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at March 31, 2016 and December 31, 2015 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.
Secured notes payable
The fair value of the Company’s $120 million secured note and $20 million secured note, classified as Level 2 in the fair value hierarchy described in Note 5. Fair Value Measurement, is estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. The fair values of the secured notes approximate their carrying values.

Unsecured note payable
The fair value of the Company’s $150 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 5. Fair Value Measurement, is based on the unadjusted quoted price for similar notes in active markets. The fair value of the unsecured note approximates its carrying value.
For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurement.

4. Fair Value Option
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
Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains (losses) in the Company’s consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s consolidated statements of operations.
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Fixed maturity securities	$11,563	$1,251
Equity securities	6,907	(6,337)
Short-term investments	61	202
Total	$18,531	$(4,884)
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
The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2016.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $44.8 million and $37.3 million at March 31, 2016 and December 31, 2015, respectively, in commercial mortgage-backed securities.
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
Collateralized debt obligations/Private equity funds: Valued based on underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets taking into consideration unobservable inputs related to liquidity assumptions.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$21,939	$—	$—	$21,939
Municipal securities	—	2,531,777	—	2,531,777
Mortgage-backed securities	—	56,532	—	56,532
Corporate securities	—	260,917	—	260,917
Collateralized loan obligations	—	51,520	—	51,520
Other asset-backed securities	—	19,829	—	19,829
Equity securities:
Common stock	301,768	—	—	301,768
Non-redeemable preferred stock	—	24,857	—	24,857
Private equity funds	—	—	8,991	8,991
Short-term investments:
Short-term bonds	70,380	6,056	—	76,436
Money market instruments	78,749	—	—	78,749
Total assets at fair value	$472,836	$2,951,488	$8,991	$3,433,315
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	9,797	—	9,797
Options sold	262	—	—	262
Total liabilities at fair value	$262	$299,797	$—	$300,059

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$22,507	$—	$—	$22,507
Municipal securities	—	2,505,040	—	2,505,040
Mortgage-backed securities	—	49,838	—	49,838
Corporate securities	—	243,372	—	243,372
Collateralized loan obligations	—	50,548	—	50,548
Other asset-backed securities	—	8,698	—	8,698
Equity securities:
Common stock	280,263	—	—	280,263
Non-redeemable preferred stock	—	24,668	—	24,668
Private equity fund	—	—	10,431	10,431
Short-term investments:
Short-term bonds	69,991	9,850	—	79,841
Money market instruments	105,436	—	—	105,436
Total assets at fair value	$478,197	$2,892,014	$10,431	$3,380,642
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	11,525	—	11,525
Options sold	260	—	—	260
Total liabilities at fair value	$260	$301,525	$—	$301,785

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Three Months Ended March 31,
	2016	2015
	Private Equity Fund	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$10,431	$11,719
Realized (losses) gains included in earnings	(1,440)	802
Reclassification from Other assets	—	2,911
Ending Balance	$8,991	$15,432
The amount of total losses for the period included in earnings attributable to assets still held at March 31	$(1,440)	$(802)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.
At March 31, 2016, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

6. Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is equity price risk. Equity contracts (options sold) on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities.

The Company also enters into derivative contracts to enhance returns on its investment portfolio.
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points on approximately $86 million and $95 million of underlying obligations as of March 31, 2016 and December 31, 2015, respectively. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2017.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 120 basis points on approximately $126 million and $124 million of underlying obligations as of March 31, 2016 and December 31, 2015, respectively.
Fair value amounts, and (losses) gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative (losses) gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(Amounts in thousands)
Total return swaps - Other liabilities	$—	$—	$9,797	$11,525
Options sold - Other liabilities	—	—	262	260
Total derivatives	$—	$—	$10,059	$11,785

	Gains Recognized in Income
	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Total return swaps - Net realized investment gains	$1,163	$2,988
Options sold - Net realized investment gains	944	447
Total	$2,107	$3,435
Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding options sold, see Note 5. Fair Value Measurement.
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the periods presented. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the periods presented.

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of March 31, 2016:
Customer relationships	$52,430	$(35,578)	$16,852	11
Trade names	15,400	(4,652)	10,748	24
Technology	4,300	(3,118)	1,182	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(43,348)	$30,182

As of December 31, 2015:
Customer relationships	$52,430	$(34,327)	$18,103	11
Trade names	15,400	(4,491)	10,909	24
Technology	4,300	(3,010)	1,290	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(41,828)	$31,702
Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the periods presented.
Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.5 million for each of the three months ended March 31, 2016 and 2015, respectively.
The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2016:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2016	$4,558
2017	5,349
2018	5,335
2019	4,905
2020	758
Thereafter	7,877
Total	$28,782

8. Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. As of March 31, 2016, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.
In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of March 31, 2016, 191,500 RSUs were outstanding, and 4,713,500 shares of common stock were available for future issuances under the 2015 Plan. As of March 31, 2016, 83,500 RSUs and 155,500 stock options were outstanding under the 2005 Plan.

The Compensation Committee of the Company’s Board of Directors granted RSU awards to the Company’s senior management and key employees which will vest based upon the Company's performance during three-year performance periods ending on December 31, 2017 and 2018 for RSU awards granted under the 2015 Plan, and ending on December 31, 2016 for RSU awards granted under the 2005 Plan:

	Grant Year
	2016	2015	2014
Three-year performance period ending December 31,	2018	2017	2016
Vesting shares, target (net of forfeited)	94,250	97,250	83,500
Vesting shares, maximum (net of forfeited)	176,719	182,344	156,563
The RSUs vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Performance thresholds are based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth.
In February 2016, 88,074 shares of common stock, net of 58,822 shares withheld for payroll taxes, were issued upon the vesting of 146,896 RSUs awarded in 2013 resulting from the attainment of performance goals above the target threshold during the three-year performance period from 2013 to 2015.
As of March 31, 2016, 1,500, 2,000 and 2,000 target RSUs granted in 2016, 2015 and 2014 , respectively, were forfeited because the recipients were no longer employed by the Company.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
No stock options were awarded during the three months ended March 31, 2016 under the 2015 Plan.
9. Income Taxes
For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.
There was a $0.2 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the three months ended March 31, 2016. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2012 through 2014 for federal taxes, and 2003 through 2014 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization or litigation in superior court. Management believes that the resolution of these examinations and assessments will not have a material impact on the Company's consolidated financial statements.
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

At March 31, 2016, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
10. Contingencies
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Segment Information

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

The following table presents operating results by reportable segment for the three months ended:

	March 31, 2016			March 31, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
(Amounts in millions)
Net premiums earned	$755.8	$11.3	$767.1	$707.2	$13.5	$720.7
Less:
Incurred expenses	588.0	6.1	594.1	506.8	7.6	514.4
Underwriting expenses	197.9	4.9	202.8	193.9	5.6	199.5
Underwriting (loss) gain	(30.1)	0.3	(29.8)	6.5	0.3	6.8
Investment income			29.7			31.5
Net realized investment gains (losses)			25.0			(10.0)
Other income			2.1			2.3
Interest expense			(1.0)			(0.7)
Pre-tax income			$26.0			$29.9
Net income			$23.3			$26.2
The following table presents the Company’s direct premiums written and net premiums earned by line of insurance business for the three months ended:

	March 31, 2016			March 31, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
(Amounts in millions)
Private passenger automobile	$631.8	$—	$631.8	$591.5	$—	$591.5
Homeowners	99.1	—	99.1	89.1	—	89.1
Commercial automobile	40.9	—	40.9	36.2	—	36.2
Other	20.9	7.4	28.3	19.0	7.0	26.0
Direct premiums written	$792.7	$7.4	$800.1	$735.8	$7.0	742.8

Private passenger automobile	$599.0	$—	$599.0	$563.8	$—	$563.8
Homeowners	99.5	—	99.5	92.0	—	92.0
Commercial automobile	38.7	—	38.7	33.8	—	33.8
Other	18.6	11.3	29.9	17.6	13.5	31.1
Net premiums earned	$755.8	$11.3	$767.1	$707.2	$13.5	$720.7

 __________

(1)
"Other" represents net premiums written and earned from an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical breakdown warranties which are primarily sold through auto dealerships and credit unions.

12. Subsequent Event
The Company plans to cease operations in Michigan and Pennsylvania to focus resources on other states with better opportunities for sustained profitable growth. Combined results for Michigan and Pennsylvania were as follows:

	Years ended December 31,
(in thousands, except ratios)	2015	2014

Net premiums written	$14,413	$18,375
Net premiums earned	$15,366	$18,573
Combined ratio	137%	130%
On April 29, 2016, the Company filed plans to exit these states with the respective state regulatory agencies. The Company expects to complete the run-off of its Michigan and Pennsylvania operations in 2017.
In line with the goal of improving operating efficiencies outside California and overall long-term profitability, the Company restructured its claims operations in states outside of California resulting in a workforce reduction of approximately 100 employees on April 29, 2016. The affected employees were located primarily in the Company's New Jersey and Florida branch offices. The Company expects to record a charge, in the second quarter of 2016, of approximately $2 million for employee termination costs.

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
Factors that could cause or contribute to such differences include, among others: the competition currently existing in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party “bad-faith” legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board, and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its insurance policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and automobile repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. U.S. generally accepted accounting principles ("GAAP") prescribes when a company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.
The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document the Company incorporates by reference, any other report filed with the SEC or any other public statement made by the Company, the date of the document, report or statement. Investors should also understand that it is not possible to predict or identify all factors and should not consider the risks set forth above to be a complete statement of all potential risks and uncertainties. If the expectations or assumptions underlying the Company’s forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statements. The factors identified above are believed to be some, but not all, of the important factors that could cause actual events and results to be significantly different from those that may be expressed or implied in any forward-looking statements. Any forward-looking statements should also be considered in light of the information provided in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (“Insurance Companies”) in 13 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.
The following table presents direct premiums written, by state and line of insurance business, during the three months ended March 31, 2016 and 2015 :
Three Months Ended March 31, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$522,139	$83,966	$20,035	$24,792	$650,932	81.4%
Florida (1)	42,774	1	7,378	365	50,518	6.3%
Other states (2)	66,890	15,156	13,529	3,034	98,609	12.3%
Total	$631,803	$99,123	$40,942	$28,191	$800,059	100.0%
	79.0%	12.4%	5.1%	3.5%	100.0%
Three Months Ended March 31, 2015
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$491,576	$74,019	$18,306	$22,035	$605,936	81.6%
Florida (1)	37,223	1	6,457	221	43,902	5.9%
Other states (2)	62,685	15,038	11,388	3,868	92,979	12.5%
Total	$591,484	$89,058	$36,151	$26,124	$742,817	100.0%
	79.6%	12.0%	4.9%	3.5%	100.0%

(1) The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.
(2) No individual state accounted for more than 4% of total direct premiums written.

C. Regulatory and Legal Matters
The Department of Insurance (“DOI”) in each state in which the Company operates is responsible for conducting periodic financial, market conduct, and rating and underwriting examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received draft report and submitted response to the DOI.
CA	Market Conduct	2013 to 2014	Final report received.
CA	Rating and Underwriting	2014	Fieldwork began in July 2014.
VA	Market Conduct	2014 to 2015	Fieldwork began in April 2016.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
In February 2016, the California DOI approved a 5.0% rate increase on Mercury Insurance Company's private passenger automobile line of insurance business, which represented approximately 50% of the Company's net premiums earned in the first quarter of 2016. This rate increase was implemented in March 2016. In April 2016, the California DOI approved a 6.9% rate increase on California Automobile Insurance Company's private passenger automobile line of insurance business, which represented approximately 17% of the Company's total net premiums earned in the first quarter of 2016. The Company anticipates that this rate increase will be implemented in June 2016.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, "NNC") alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer’s insurance broker. The California DOI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the Administrative Law Judge (“ALJ”) bifurcated the NNC between (a) the California DOI’s order to show cause ("OSC"), in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance, in which the California DOI asserts the unlawful rate allegations. In February 2012, the ALJ submitted a proposed decision dismissing the NNC, but the Commissioner rejected the ALJ's proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, but the challenge was unsuccessful. Following an evidentiary hearing in April 2013, post-hearing briefs and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, or require further evidence, the proposed decision was submitted on December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ’s proposed decision, which became the Commissioner's adopted Order. The Company received notice of this Order on January 10, 2015. The decision and Order found that from the period July 1, 1996, through 2006, the Company's "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company's approved rates. The Order assessed a civil penalty in the amount of $27.6 million against the Company. The Company denies the allegations and/or findings in the Order, and believes that no monetary penalties are warranted. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the "Writ") in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner's interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Court did not order a stay, and the $27.6 million assessed penalty was accrued in 2014 and paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest. The Court initially scheduled the matter for hearing on March 14, 2016 and filed its opening brief on October 19, 2015, but the Commissioner requested and received an extension of time to file an opposing brief and for the hearing on the Writ. The Company's reply brief was filed on April 15, 2016 and the hearing is scheduled for June 13, 2016. The Company intends to vigorously defend itself against the allegations, and seek reversal of the $27.6 million assessed fine, plus any interest that has accrued as a result of the payment of the penalty, unless a reasonable settlement can be reached.
The Company has also accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
D. Critical Accounting Policies and Estimates
Losses and loss adjustment expense reserves ("loss reserves")
Preparation of the Company’s consolidated financial statements requires management’s judgment and estimates. The most significant is the estimate of loss reserves. Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the loss reserve that is required. A key assumption in estimating loss reserves is the degree to which the historical data used to analyze reserves will be predictive of ultimate claim costs on incurred claims. Changes in the regulatory and legal environments, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact this assumption. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims.
The Company calculates a loss reserve point estimate rather than a range. There is inherent uncertainty with estimates and this is particularly true with loss reserve estimates. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory and legal environments, uncertainty over inflation rates, and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its loss reserve by reviewing historical patterns and trends and projecting these out to current loss reserves. The underlying factors and assumptions that serve as the basis for preparing the loss reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information.
The Company also engages independent actuarial consultants to review the Company’s loss reserves and to provide the annual actuarial opinions under statutory accounting principles as required by state regulation. The Company analyzes loss reserves quarterly primarily using the incurred loss, paid loss, average severity coupled with the claim count development methods, and the generalized linear model ("GLM") described below. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of insurance business or coverage within a line of insurance business. The Company may also evaluate qualitative factors such as known changes in laws or legal rulings that could affect claims handling or other external environmental factors or internal factors that could affect the settlement of claims. When establishing the loss reserve, the Company will generally analyze the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

•
The incurred loss method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current case incurred losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of insurance business which have a long operating history.

•	The paid loss method analyzes historical payment patterns to estimate the amount of losses yet to be paid.

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

•
The GLM determines an average severity for each percentile of claims that have been closed as a percentage of estimated ultimate claims. The average severities are applied to open claims to estimate the amount of losses yet to be paid. The GLM utilizes operational time, determined as a percentile of claims closed rather than a finite calendar period, which neutralizes the effect of changes in the timing of claims handling.

At March 31, 2016 and December 31, 2015, the Company recorded its point estimate of approximately $1.17 billion and $1.15 billion, respectively, in loss reserves, which include approximately $469 million and $441 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2016 and December 31, 2015, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2016, the Company reported unfavorable development of approximately $40 million on the 2015 and prior accident years’ loss reserves, which at December 31, 2015 totaled approximately $1.15 billion. The majority of the unfavorable development in the first quarter of 2016 was from the re-estimation of losses for California and Florida automobile liability coverages. Approximately $34 million of the $40 million of unfavorable development in 2016 relates to 2014 and prior accident years.
For the three months ended March 31, 2016, the Company recorded catastrophe losses of approximately $8 million which were primarily the result of severe winter storms in northern California and in Texas.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Investments
The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, is actively traded on national exchanges or trading markets, and is valued at the last transaction price on the balance sheet dates.
Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, options sold, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3. Fair Value of Financial Instruments, of the Condensed Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of financial instruments held at March 31, 2016 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At March 31, 2016, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2016 was 10.4%, compared to 12.4% for the same period in 2015. The decrease in the effective tax rate was principally due to a decrease of $3.8 million in total pre-tax income during the first quarter of 2016 compared to total pre-tax income for the same period in 2015, while tax-exempt investment income, a component of pre-tax income, remained relatively consistent. The Company's effective tax rate for the three months ended March 31, 2016 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the condensed notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See "Regulatory and Legal Matters" above and Note 10. Contingencies, of the Condensed Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Net premiums written and net premiums earned during the three months ended March 31, 2016 increased 7.7% and 6.4%, respectively, from the corresponding period in 2015. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowner policies written in California and private passenger automobile policies written in several states outside of California.
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

The following is a reconciliation of total net premiums written to net premiums earned:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Net premiums written	$797,666	$740,492
Change in net unearned premium	(30,581)	(19,755)
Net premiums earned	$767,085	$720,737
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2016		2015
Loss ratio	77.5%		71.4%
Expense ratio	26.4%		27.7%
Combined ratio	103.9%	—%	99.1%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $40 million and favorable development of approximately $3 million on prior accident years' loss reserves during the first quarter of 2016 and 2015, respectively. The majority of the unfavorable development in the first quarter of 2016 was from the re-estimation of losses for California and Florida automobile liability coverages. Approximately $34 million of the $40 million of unfavorable development in 2016 relates to 2014 and prior accident years. The favorable development of $3 million in the first quarter of 2015 was primarily the result of the re-estimation of the liability reserve for the California personal automobile line of insurance business. The 2016 loss ratio was also negatively impacted by a total of $8 million of catastrophe losses primarily due to severe winter storms in northern California and in Texas. The 2015 loss ratio was also negatively impacted by a total of $2 million of catastrophe losses primarily the result of tornadoes in Oklahoma. Excluding the effect of estimated prior periods' loss development and catastrophe losses, the loss ratio was 71.2% and 71.5% for the first quarter of 2016 and 2015, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The 2016 expense ratio decreased compared to the 2015 expense ratio primarily due to lower profitability related expenses coupled with higher levels of earned premiums.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $2.7 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively. The $1 million decrease in income tax expense was primarily due to a $3.8 million reduction in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2015.
Investments
The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Average invested assets at cost (1)	$3,327,084	$3,320,746
Net investment income (2)
Before income taxes	$29,655	$31,506
After income taxes	$26,033	$27,495
Average annual yield on investments (2)
Before income taxes	3.6%	3.8%
After income taxes	3.1%	3.3%
Net realized investment gains (losses)	$25,057	$(9,961)

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

The following tables present the components of net realized investment gains (losses) included in net income:

	Gains (Losses) Recognized in Net Income
	Three Months Ended March 31, 2016
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$710	$11,563	$12,273
Equity securities (1)(3)	4,212	6,907	11,119
Short-term investments (1)	(503)	61	(442)
Total return swaps	(564)	1,728	1,164
Options sold	955	(12)	943
Total	$4,810	$20,247	$25,057

	(Losses) Gains Recognized in Net Income
	Three Months Ended March 31, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$—	$1,251	$1,251
Equity securities (1)(3)	(7,618)	(6,337)	(13,955)
Short-term investments (1)	(894)	202	(692)
Total return swap	375	2,613	2,988
Options sold	617	(170)	447
Total	$(7,520)	$(2,441)	$(9,961)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity securities portfolio. The fair value increases in 2016 and 2015 were primarily caused by the overall improvement in the municipal bond market.

(3)
The increases in the fair values of equity securities in the first quarter of 2016 compared to the decreases in the first quarter of 2015, were primarily due to the relative improvement in the equities markets in the first quarter of 2016 compared to an overall decline in the equities markets in the first quarter of 2015.

Net Income

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands, except per share data)
Net income	$23,323	$26,165
Basic average shares outstanding	55,201	55,139
Diluted average shares outstanding	55,208	55,159
Basic Per Share Data:
Net Income	$0.42	$0.47
Net realized investment gains (losses), net of tax	$0.30	$(0.12)
Diluted Per Share Data:
Net Income	$0.42	$0.47
Net realized investment gains (losses), net of tax	$0.29	$(0.12)

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985, and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $390.3 million at March 31, 2016 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the three months ended March 31, 2016 was $45.7 million, an increase of $34.2 million compared to the corresponding period in 2015. The increase was primarily due to an increase in premium collections, and decreases in operating expenses and income taxes paid, partially offset by higher paid losses and loss adjustment expenses. Operating expenses in the first quarter of 2015 included the payment of the $27.6 million penalty assessed by California DOI as discussed in “Regulatory and Legal Matters” above. The Company utilized the cash provided by operating activities during the first quarter of 2016 primarily for the payment of dividends to its shareholders.
The following table presents the estimated fair value of fixed maturity securities at March 31, 2016 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$90,297
Due after one year through two years	102,300
Due after two years through three years	126,795
Due after three years through four years	71,635
Due after four years through five years	111,008
Total due within five years	$502,035
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

The following table presents the composition of the total investment portfolio of the Company at March 31, 2016:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$21,788	$21,939
Municipal securities	2,434,739	2,531,777
Mortgage-backed securities	56,481	56,532
Corporate securities	270,707	260,917
Collateralized loan obligations	51,653	51,520
Other asset-backed securities	19,856	19,829
	2,855,224	2,942,514
Equity securities:
Common stock	288,826	301,768
Non-redeemable preferred stock	25,161	24,857
Private equity funds	12,888	8,991
	326,875	335,616
Short-term investments	155,201	155,185
Total investments	$3,337,300	$3,433,315

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At March 31, 2016, 73.3% of the Company’s total investment portfolio at fair value and 85.5% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At March 31, 2016, 50.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
Fixed maturity securities and short-term investments
Fixed maturity securities include debt securities, which are mostly long-term bonds and other debt with maturities of at least one year from purchase, and which may have fixed or variable principal payment schedules, may be held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs, tax planning considerations, or other economic factors. Short-term instruments include money market accounts, options, and short-term bonds that are highly rated short duration securities and redeemable within one year.
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The Company's portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The holdings, which are heavily weighted with high coupon issues, are expected to be called prior to maturity. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

The following table presents the maturity and duration of the Company's fixed maturity securities portfolio:

	March 31, 2016	December 31, 2015
	(in years)
Total Fixed Maturity Securities
Nominal average maturities:
excluding short-term instruments	12.9	12.6
including short-term instruments	12.6	12.2
Call-adjusted average maturities:
excluding short-term instruments	3.6	3.4
including short-term instruments	3.5	3.3
Modified durations reflecting anticipated early calls:
excluding short-term instruments	3.3	3.2
including short-term instruments	3.2	3.1
Collateralized Mortgage Obligations Modified Durations	2.1	1.9
Short-term Instruments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2016, consistent with the average rating at December 31, 2015. The Company's municipal bond holdings of which 99.4% were tax exempt, represented 85.5% of its fixed maturity securities portfolio at March 31, 2016, at fair value, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2016, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $50.2 million and $26.1 million, respectively, at fair value, and represented 1.9% and 3.8%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA- equivalent credit risk. At December 31, 2015, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $37.5 million and $6.2 million, respectively, at fair value, and represented 1.3% and 0.2%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the three months ended March 31, 2016, with 82.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 1.8% and 3.2% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the first quarter of 2016. The downgrades were slight and still within the investment grade portfolio during the three months ended March 31, 2016.

The following table presents the credit quality ratings of the Company’s fixed maturity securities portfolio by security type at fair value:

	March 31, 2016
	(Dollars in thousands)
	AAA(1)	AA(1)(2)	A(1)(2)	BBB(1)(2)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$7,001	$—	$—	$—	$—	$7,001
Government agency	14,938	—	—	—	—	14,938
Total	21,939	—	—	—	—	21,939
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	3,715	255,981	402,576	20,824	14,252	697,348
Uninsured	175,089	716,097	698,192	165,729	79,322	1,834,429
Total	178,804	972,078	1,100,768	186,553	93,574	2,531,777
	7.1%	38.4%	43.4%	7.4%	3.7%	100.0%
Mortgage-backed securities:
Commercial	10,546	1,375	7,017	8,929	16,890	44,757
Agencies	4,040	—	—	—	—	4,040
Non-agencies:
Prime	—	—	608	92	1,968	2,668
Alt-A	—	—	—	1,153	3,914	5,067
Total	14,586	1,375	7,625	10,174	22,772	56,532
	25.8%	2.4%	13.5%	18.0%	40.3%	100.0%
Corporate securities:
Basic materials	—	—	—	6,588	4,162	10,750
Communications	—	—	169	6,090	—	6,259
Consumer-cyclical	—	—	2,354	14,142	4,344	20,840
Consumer-non-cyclical	—	—	497	7,022	3,945	11,464
Energy	—	—	6,391	38,147	24,902	69,440
Financial	5,191	465	47,438	50,930	4,907	108,931
Industrial	—	—	—	4,626	2,626	7,252
Technology	—	—	—	6,461	3,044	9,505
Utilities	—	—	6,403	10,073	—	16,476
Total	5,191	465	63,252	144,079	47,930	260,917
	2.0%	0.2%	24.2%	55.2%	18.4%	100.0%

Collateralized loan obligations:
Corporate	—	2,967	48,553	—	—	51,520
Total	—	2,967	48,553	—	—	51,520
	—%	5.8%	94.2%	—%	—%	100.0%

Other asset-backed securities	—	—	9,546	4,616	5,667	19,829
	—%	—%	48.1%	23.3%	28.6%	100.0%
Total	$220,520	$976,885	$1,229,744	$345,422	$169,943	$2,942,514
	7.5%	33.2%	41.8%	11.7%	5.8%	100.0%

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. government bonds and agencies
The Company had $26.0 million, or 0.9% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at March 31, 2016. In February 2016, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. In June 2015, Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at March 31, 2016, of which $697.3 million are insured. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of March 31, 2016.
73.7% of the insured municipal securities, most of which are investment grade, are insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2016, the average rating of the Company’s insured investment grade municipal securities was A+, with an underlying rating of A+. The remaining 26.3% of insured municipal securities are non-rated or below investment grade, and are insured by bond insurers that the Company believes do not provide credit enhancement.
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
Mortgage-Backed Securities
At March 31, 2016 and December 31, 2015, respectively, the mortgage-backed securities portfolio of $56.5 million and $49.8 million at fair value ($56.5 million and $49.6 million at amortized cost) was categorized as loans to “prime” residential and commercial real estate borrowers except for $5.1 million and $5.4 million at fair value ($5.1 million and $5.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $44.8 million and $37.3 million at fair value ($45.0 million and $37.6 million at amortized cost) in commercial mortgage-backed securities at March 31, 2016 and December 31, 2015, respectively.
The weighted-average ratings of the Company’s Alt-A mortgage-backed securities at March 31, 2016 and December 31, 2015 were CCC+ and B, respectively. The weighted-average rating of the entire mortgage-backed securities portfolio was A and A- at March 31, 2016 and December 31, 2015, respectively.
Corporate Securities
Included in fixed maturity securities are corporate securities as follows:

	March 31, 2016	December 31, 2015

Corporate securities at fair value, in thousands	$260,917	$243,372
Duration	3.0 years	2.8 years
Weighted-average rating	BBB	BBB

Collateralized Loan Obligations
Included in fixed maturity securities are collateralized loan obligations as follows:

	March 31, 2016	December 31, 2015

Collateralized loan obligations at fair value, in thousands	$51,520	$50,548
Percentage of total investment portfolio	1.5%	1.5%
Duration	5.4 years	5.7 years
Weighted-average rating	A	A
Equity securities
Equity holdings of $335.6 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity securities portfolio during the three months ended March 31, 2016 were 6.9 million The primary cause of the increase in the value of the Company’s equity securities was the strong performance of the utilities sector during the three months ended March 31, 2016.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2016, 9.8% of the total investment portfolio at fair value was held in equity securities, compared to 9.3% at December 31, 2015.
D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	March 31, 2016		December 31, 2015
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000		$120,000
Secured loan (1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000		20,000
$250 million unsecured credit facility	Bank of America and Union Bank	(2)	December 3, 2019	150,000	(2)	150,000
Total				$290,000		$290,000
(1) On February 23, 2016, the loan agreement was amended to modify the borrower statutory surplus requirement to be an amount equal to or greater than the sum of (a) $750 million plus (b) 25% of positive consolidated statutory net income earned in each calendar year commencing with 2014.
(2) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. Effective December 3, 2014, the credit facility agreement was amended to extend the maturity date from June 30, 2018 to December 3, 2019, and to expand the borrowing capacity from $200 million to $250 million. During the three months ended March 31, 2016, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the $100 million undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at March 31, 2016.

E. Regulatory Capital Requirements
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at March 31, 2016, and net premiums written of $3.1 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.15 to 1 at March 31, 2016.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2016, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2015.
The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2016:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$478,087	AA
California	318,570	A+
Florida	217,027	A+
Washington	125,113	AA-
Illinois	123,737	A+
Other states	1,269,243	A+
Total	$2,531,777
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 14.5% of the Company’s total fixed maturity securities portfolio at March 31, 2016. 6.1% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at March 31, 2016. 11.8% of the Company’s taxable fixed maturity securities, representing 1.7% of its total fixed maturity securities portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At March 31, 2016, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $301.8 million in common stocks, $24.8 million in non-redeemable preferred stocks, and $9.0 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 8.8% of total investments at fair value at March 31, 2016. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Amounts in thousands, except average Beta)
Average Beta	0.83	0.89
Hypothetical reduction in the overall value of the stock market of 25%	$62,617	$62,359
Hypothetical reduction in the overall value of the stock market of 50%	$125,234	$124,717
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
The fair value of the fixed maturity securities portfolio at March 31, 2016, which represented 85.7% of total investments at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified durations of the overall bond portfolio, excluding short-term instruments, reflecting anticipated early calls were 3.3 years and 3.2 years at March 31, 2016 and December 31, 2015, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at March 31, 2016 would decrease by $96.6 million or $193.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also “Overview-C. Regulatory and Legal Matters” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: May 3, 2016	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 3, 2016	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer