Form 10-Q
period 2016-06-30
MERCURY GENERAL CORP
filed 2016-08-02
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 28, 2016, the Registrant had issued and outstanding an aggregate of 55,254,171 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,823,333; $2,804,275)	$2,939,494	$2,880,003
Equity securities (cost $349,632; $313,528)	367,039	315,362
Short-term investments (cost $181,729; $185,353)	181,304	185,277
Total investments	3,487,837	3,380,642
Cash	233,281	264,221
Receivables:
Premium	460,077	436,621
Accrued investment income	42,217	42,747
Other	23,019	21,925
Total receivables	525,313	501,293
Deferred policy acquisition costs	203,993	201,762
Fixed assets (net of accumulated depreciation $309,011; $299,192)	157,164	157,131
Current income taxes	10,072	9,041
Deferred income taxes	5,234	23,231
Goodwill	42,796	42,796
Other intangible assets, net	28,663	31,702
Other assets	27,695	16,826
Total assets	$4,722,048	$4,628,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expense reserves	$1,210,793	$1,146,688
Unearned premiums	1,080,138	1,049,314
Notes payable	290,000	290,000
Accounts payable and accrued expenses	115,561	122,571
Other liabilities	203,528	199,187
Total liabilities	2,900,020	2,807,760
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,254; 55,164	94,006	90,985
Additional paid-in capital	3,311	8,870
Retained earnings	1,724,711	1,721,030
Total shareholders’ equity	1,822,028	1,820,885
Total liabilities and shareholders’ equity	$4,722,048	$4,628,645
See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Net premiums earned	$779,321	$731,546
Net investment income	31,414	31,697
Net realized investment gains (losses)	45,381	(39,348)
Other	1,887	2,276
Total revenues	858,003	726,171
Expenses:
Losses and loss adjustment expenses	595,086	521,214
Policy acquisition costs	139,922	135,140
Other operating expenses	57,700	64,537
Interest	960	769
Total expenses	793,668	721,660
Income before income taxes	64,335	4,511
Income tax expense (benefit)	15,462	(5,128)
Net income	$48,873	$9,639
Net income per share:
Basic	$0.88	$0.17
Diluted	$0.88	$0.17
Weighted average shares outstanding:
Basic	55,254	55,160
Diluted	55,322	55,179
Dividends paid per share	$0.6200	$0.6175

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Revenues:
Net premiums earned	$1,546,406	$1,452,283
Net investment income	61,069	63,203
Net realized investment gains (losses)	70,438	(49,309)
Other	4,010	4,542
Total revenues	1,681,923	1,470,719
Expenses:
Losses and loss adjustment expenses	1,189,168	1,035,614
Policy acquisition costs	281,482	268,987
Other operating expenses	118,994	130,229
Interest	1,910	1,519
Total expenses	1,591,554	1,436,349
Income before income taxes	90,369	34,370
Income tax expense (benefit)	18,173	(1,434)
Net income	$72,196	$35,804
Net income per share:
Basic	$1.31	$0.65
Diluted	$1.31	$0.65
Weighted average shares outstanding:
Basic	55,227	55,149
Diluted	55,294	55,169
Dividends paid per share	$1.2400	$1.2350

See accompanying Condensed Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,196	$35,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,858	13,750
Net realized investment (gains) losses	(70,438)	49,309
Bond amortization, net	13,060	11,348
Excess tax benefit from exercise of stock options	(904)	(106)
Increase in premium receivables	(23,456)	(18,761)
Change in current and deferred income taxes	17,871	(24,080)
Increase in deferred policy acquisition costs	(2,231)	(2,103)
Increase in losses and loss adjustment expense reserves	64,104	3,458
Increase in unearned premiums	30,824	19,853
Decrease in accounts payable and accrued expenses	(6,166)	(28,778)
Share-based compensation	(3,441)	2,396
Changes in other payables	(3,098)	9,668
Other, net	506	1,431
Net cash provided by operating activities	101,685	73,189
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities available-for-sale in nature:
Purchases	(491,231)	(519,337)
Sales	172,490	69,834
Calls or maturities	288,257	141,144
Equity securities available-for-sale in nature:
Purchases	(337,598)	(408,862)
Sales	310,369	481,773
Calls	—	2,378
Changes in securities payable and receivable	(2,388)	(6,784)
Net decrease in short-term investments and purchased options	1,677	219,485
Purchase of fixed assets	(8,935)	(11,298)
Sale of fixed assets	2	104
Business acquisition, net of cash acquired	—	7,771
Other, net	2,343	1,381
Net cash used in investing activities	(65,014)	(22,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(68,515)	(68,120)
Excess tax benefit from exercise of stock options	904	106
Proceeds from stock options exercised	—	2,111
Net cash used in financing activities	(67,611)	(65,903)
Net decrease in cash	(30,940)	(15,125)
Cash:
Beginning of the year	264,221	289,907
End of period	$233,281	$274,782
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,820	$1,440
Income taxes paid	$273	$22,647

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
The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2016 and the results of operations and cash flows for the periods presented. These statements were prepared in accordance with the instructions for interim reporting and do not contain certain information that was included in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Earnings per Share
Potentially dilutive securities representing approximately 28,000 and 47,000 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and 48,000 and 47,000 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $139.9 million and $135.1 million for the three months ended June 30, 2016 and 2015, respectively, and $281.5 million and $269.0 million for the six months ended June 30, 2016 and 2015, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $24 million and $28 million for the six months ended June 30, 2016 and 2015, respectively.

2. Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the “incurred loss” methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectability of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of incurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. ASU 2016-13 becomes effective for the Company beginning with the first quarter ending March 31, 2020. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 becomes effective for the Company beginning January 1, 2017 and is required to be applied on a modified retrospective basis. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 becomes effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period (the first quarter of 2017) using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements; and, (6) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2016-01 will have a material impact on its consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-09, "Financial Services -Insurance (Topic 944), Disclosures About Short-Duration Contracts." ASU 2015-09 requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) information about the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodology used to determine the amounts disclosed is required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. ASU 2015-09 becomes effective for the Company beginning with the annual period ending December 31, 2016, and quarter periods beginning with the first quarter of 2017. Although the adoption of this standard will not have a material impact on its consolidated financial statements, the Company will expand the nature and extent of its insurance contracts disclosures.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" affecting the consolidation evaluation of limited partnerships and similar entities, fees paid to a decision maker or a service provider as a variable interest, and variable interests in a variable interest entity held by related parties of the reporting entities. The amendments became effective for the Company on January 1, 2016. As in previous GAAP, consolidation analysis under ASU 2015-02 contains two primary consolidation models: the voting control model and the variable interest (“VIE”) model. An entity being evaluated for consolidation is required to first be subjected to the requirements of the VIE model. Only if the entity fails to meet the requirements to be consolidated under the VIE model, would the voting control consolidation model apply. The adoption of ASU 2015-02 did not have an impact on the Company's consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer in the amount to which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for the Company to January 1, 2018. Through the first half of 2016, the FASB issued additional ASUs on Topic 606 that do not change the core principle of the guidance in ASU 2014-09 but merely clarify certain aspects of it. The additional ASUs also become effective for the Company beginning January 1, 2018. The Company is evaluating the impact that these ASUs will have on its consolidated financial statements and related disclosures.

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
The following table presents the estimated fair values of financial instruments:

	June 30, 2016	December 31, 2015
	(Amounts in thousands)
Assets
Investments	$3,487,837	$3,380,642
Liabilities
Options sold	$309	$260
Total return swaps	$7,600	$11,525
Secured notes	$140,000	$140,000
Unsecured note	$150,000	$150,000
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains. See Note 4. Fair Value Option for additional information.
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.3 million were included in other liabilities at each of June 30, 2016 and December 31, 2015.

Total return swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at June 30, 2016 and December 31, 2015 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.
Secured notes payable
The fair values of the Company’s $120 million and $20 million secured notes, classified as Level 2 in the fair value hierarchy described in Note 5. Fair Value Measurement, are estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. The fair values of the secured notes approximate their carrying values.
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
The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Fixed maturity securities	$28,871	$(30,257)	$40,434	$(29,007)
Equity securities	8,666	(10,960)	15,573	(17,296)
Short-term investments	(410)	435	(349)	636
Total	$37,127	$(40,782)	$55,658	$(45,667)

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
The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of June 30, 2016.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,926	$—	$—	$12,926
Municipal securities	—	2,526,666	—	2,526,666
Mortgage-backed securities	—	47,694	—	47,694
Corporate securities	—	238,327	—	238,327
Collateralized loan obligations	—	84,593	—	84,593
Other asset-backed securities	—	29,288	—	29,288
Equity securities:
Common stock	328,365	—	—	328,365
Non-redeemable preferred stock	—	29,702	—	29,702
Private equity funds	—	—	8,972	8,972
Short-term investments:
Short-term bonds	70,410	20,225	—	90,635
Money market instruments	90,669	—	—	90,669
Total assets at fair value	$502,370	$2,976,495	$8,972	$3,487,837
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	7,600	—	7,600
Options sold	309	—	—	309
Total liabilities at fair value	$309	$297,600	$—	$297,909

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$22,507	$—	$—	$22,507
Municipal securities	—	2,505,040	—	2,505,040
Mortgage-backed securities	—	49,838	—	49,838
Corporate securities	—	243,372	—	243,372
Collateralized loan obligations	—	50,548	—	50,548
Other asset-backed securities	—	8,698	—	8,698
Equity securities:
Common stock	280,263	—	—	280,263
Non-redeemable preferred stock	—	24,668	—	24,668
Private equity fund	—	—	10,431	10,431
Short-term investments:
Short-term bonds	69,991	9,850	—	79,841
Money market instruments	105,436	—	—	105,436
Total assets at fair value	$478,197	$2,892,014	$10,431	$3,380,642
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	11,525	—	11,525
Options sold	260	—	—	260
Total liabilities at fair value	$260	$301,525	$—	$301,785

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Three Months Ended June 30,
	2016	2015
	Private Equity Fund	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$8,991	$15,432
Realized losses included in earnings	(19)	(1,663)
Settlement	—	(24)
Ending Balance	$8,972	$13,745
Amount of total losses for the period included in earnings attributable to assets still held at June 30	$(19)	$(1,663)

	Six Months Ended June 30,
	2016	2015
	Private Equity Fund	Private Equity Fund
	(Amounts in thousands)
Beginning Balance	$10,431	$11,719
Realized losses included in earnings	(1,459)	(861)
Reclassification from other assets	—	2,911
Settlement	—	(24)
Ending Balance	$8,972	$13,745
Amount of total losses for the period included in earnings attributable to assets still held at June 30	$(1,459)	$(861)
There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2016 and 2015.
At June 30, 2016, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points on approximately $77 million and $95 million of underlying obligations as of June 30, 2016 and December 31, 2015, respectively. The agreement had an initial term of one year, subject to annual renewal, and was renewed for an additional one-year term expiring February 13, 2017.
On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional three-year term through August 9, 2019. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 120 basis points on approximately $133 million and $124 million of underlying obligations as of June 30, 2016 and December 31, 2015, respectively.
Fair value amounts, and gains on derivative instruments
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(Amounts in thousands)
Total return swaps - Other liabilities	$—	$—	$7,600	$11,525
Options sold - Other liabilities	—	—	309	260
Total derivatives	$—	$—	$7,909	$11,785

	Gains Recognized in Income		Gains Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Total return swaps - Net realized investment gains	$2,581	$723	$3,744	$3,712
Options sold - Net realized investment gains	1,350	1,077	2,294	1,524
Total	$3,931	$1,800	$6,038	$5,236
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
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of June 30, 2016:
Customer relationships	$52,430	$(36,829)	$15,601	11
Trade names	15,400	(4,813)	10,587	24
Technology	4,300	(3,225)	1,075	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(44,867)	$28,663

As of December 31, 2015:
Customer relationships	$52,430	$(34,327)	$18,103	11
Trade names	15,400	(4,491)	10,909	24
Technology	4,300	(3,010)	1,290	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(41,828)	$31,702
Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the periods presented.
Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.5 million for each three month period ended June 30, 2016 and 2015, respectively, and $3.0 million for each six month period ended June 30, 2016 and 2015, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2016:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2016	$3,039
2017	5,349
2018	5,335
2019	4,905
2020	758
Thereafter	7,877
Total	$27,263

8. Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. As of June 30, 2016, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.
In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of June 30, 2016, 190,500 RSUs were outstanding, and 4,709,500 shares of common stock were available for future issuances under the 2015 Plan. As of June 30, 2016, 83,000 RSUs and 135,500 stock options were outstanding under the 2005 Plan.
The Compensation Committee of the Company’s Board of Directors granted RSU awards to the Company’s senior management and key employees which will vest based upon the Company's performance during three-year performance periods ending on December 31, 2017 and 2018 for RSU awards granted under the 2015 Plan, and ending on December 31, 2016 for RSU awards granted under the 2005 Plan:

	Grant Year
	2016	2015	2014
Three-year performance period ending December 31,	2018	2017	2016
Vesting shares, target (net of forfeited)	93,750	96,750	83,000
Vesting shares, maximum (net of forfeited)	175,781	181,406	155,625
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
As of June 30, 2016, 2,000, 2,500 and 2,500 target RSUs granted in 2016, 2015 and 2014, respectively, were forfeited because the recipients were no longer employed by the Company.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
No stock options were awarded during the six months ended June 30, 2016 under the 2015 Plan.

9. Income Taxes
For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.
There was a $0.4 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the six months ended June 30, 2016. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
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
At June 30, 2016, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.
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

11. Segment Information

The Company is primarily engaged in writing personal automobile insurance and provides related property and casualty insurance products to its customers through 14 subsidiaries in 11 states, principally in California.
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
The Company’s Chief Operating Decision Maker evaluates operating results based on pre-tax underwriting results which is calculated as net premiums earned less (i) losses and loss adjustment expenses; and (ii) underwriting expenses (policy acquisition costs and other operating expenses).
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment (losses) gains, other income, and interest expense are excluded in evaluating pre-tax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.
The following tables present the Company's operating results by reportable segment:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
	(Amounts in millions)
Net premiums earned	$768.6	$10.7	$779.3	$718.5	$13.1	$731.6
Less:
Losses and loss adjustment expenses	589.4	5.7	595.1	514.1	7.1	521.2
Underwriting expenses	193.4	4.2	197.6	194.9	4.8	199.7
Underwriting (loss) gain	(14.2)	0.8	(13.4)	9.5	1.2	10.7
Investment income			31.5			31.7
Net realized investment gains (losses)			45.4			(39.3)
Other income			1.9			2.2
Interest expense			(1.0)			(0.8)
Pre-tax income			$64.4			$4.5
Net income			$48.9			$9.6

	Six Months Ended
	June 30, 2016			June 30, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
	(Amounts in millions)
Net premiums earned	$1,524.4	$22.0	$1,546.4	$1,425.7	$26.6	$1,452.3
Less:
Losses and loss adjustment expenses	1,177.4	11.8	1,189.2	1,020.9	14.7	1,035.6
Underwriting expenses	391.3	9.1	400.4	388.8	10.4	399.2
Underwriting (loss) gain	(44.3)	1.1	(43.2)	16.0	1.5	17.5
Investment income			61.1			63.2
Net realized investment gains (losses)			70.5			(49.3)
Other income			4.0			4.5
Interest expense			(2.0)			(1.5)
Pre-tax income			$90.4			$34.4
Net income			$72.2			$35.8

The following tables present the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
	(Amounts in millions)
Private passenger automobile	$607.1	$—	$607.1	$570.9	$—	$570.9
Homeowners	102.0	—	102.0	93.8	—	93.8
Commercial automobile	39.9	—	39.9	35.5	—	35.5
Other	19.6	10.7	30.3	18.3	13.1	31.4
Net premiums earned	$768.6	$10.7	$779.3	$718.5	$13.1	731.6

Private passenger automobile	$595.4	$—	$595.4	$562.6	$—	$562.6
Homeowners	116.3	—	116.3	105.1	—	105.1
Commercial automobile	42.4	—	42.4	38.5	—	38.5
Other	23.0	6.9	29.9	21.3	8.4	29.7
Direct premiums written	$777.1	$6.9	$784.0	$727.5	$8.4	$735.9

	Six Months Ended
	June 30, 2016			June 30, 2015
	Property & Casualty Lines	Other (1)	Total	Property & Casualty Lines	Other (1)	Total
	(Amounts in millions)
Private passenger automobile	$1,206.1	$—	$1,206.1	$1,134.7	$—	$1,134.7
Homeowners	201.5	—	201.5	185.8	—	185.8
Commercial automobile	78.6	—	78.6	69.3	—	69.3
Other	38.2	22.0	60.2	35.9	26.6	62.5
Net premiums earned	$1,524.4	$22.0	$1,546.4	$1,425.7	$26.6	1,452.3

Private passenger automobile	$1,227.2	$—	$1,227.2	$1,154.1	$—	$1,154.1
Homeowners	215.4	—	215.4	194.2	—	194.2
Commercial automobile	83.3	—	83.3	74.7	—	74.7
Other	43.9	14.3	58.2	40.3	15.4	55.7
Direct premiums written	$1,569.8	$14.3	$1,584.1	$1,463.3	$15.4	$1,478.7
__________

(1)
"Other" represents net premiums written and earned from an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical breakdown warranties which are primarily sold through auto dealerships and credit unions.

12. Michigan and Pennsylvania Operations
The Company was unable to profitably grow its business in Michigan and Pennsylvania since it began writing insurance in in those states in 2004. Michigan and Pennsylvania combined net premiums earned were $15.4 million and $18.6 million in 2015 and 2014, respectively, and combined ratios were 137% and 130% in 2015 and 2014, respectively. During the second quarter of 2016, the Company implemented an exit plan to focus resources on other states with better opportunities for sustainable growth.
On April 29, 2016, the Company filed plans to exit the states of Michigan and Pennsylvania with the respective state regulatory agencies. The plans were accepted by the regulators in both states with no objections. On May 10, 2016, the Company ceased accepting new business in those states and began sending non-renewal notices on June 24, 2016. The non-renewal effective dates are August 13, 2016 for private passenger automobile policyholders in Michigan and homeowners policyholders in Pennsylvania, and September 12, 2016 for private passenger automobile and commercial automobile policyholders in Pennsylvania.
The Company expects to complete the run-off of its Michigan and Pennsylvania operations in 2017.
In line with the goal of improving operating efficiencies outside California and overall long-term profitability, the Company restructured its claims operations in states outside of California resulting in a workforce reduction of approximately 100 employees. The affected employees, located primarily in the Company's New Jersey and Florida branch offices, were officially notified of their termination on April 29, 2016. As a result, during the second quarter of 2016, the Company recorded a charge, primarily in loss and loss adjustment expenses, of approximately $2 million for employee termination costs.

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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (“Insurance Companies”) in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. These policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.
The following table presents direct premiums written, by state and line of insurance business, during the six months ended June 30, 2016 and 2015:
Six Months Ended June 30, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,021,048	$181,879	$41,373	$51,990	$1,296,290	81.8%
Florida (1)	81,306	6	14,837	737	96,886	6.1%
Other states (2)	124,891	33,561	27,140	5,372	190,964	12.1%
Total	$1,227,245	$215,446	$83,350	$58,099	$1,584,140	100.0%
	77.4%	13.6%	5.3%	3.7%	100.0%
Six Months Ended June 30, 2015
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$957,742	$160,699	$37,908	$47,705	$1,204,054	81.4%
Florida (1)	75,109	6	13,542	643	89,300	6.0%
Other states (2)	121,288	33,491	23,211	7,362	185,352	12.6%
Total	$1,154,139	$194,196	$74,661	$55,710	$1,478,706	100.0%
	78.1%	13.1%	5.0%	3.8%	100.0%

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

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received draft report and submitted response to the DOI.
CA	Market Conduct Claims	To be determined at future date.	Fieldwork to begin in the second half of 2016.
CA	Rating and Underwriting	2014	Fieldwork began in July 2014.
VA	Market Conduct	2014 to 2015	Fieldwork began in April 2016.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date is expected to be material to the Company’s financial position.
In February 2016, the California DOI approved a 5.0% rate increase on Mercury Insurance Company's private passenger automobile line of insurance business, which represented approximately 50% of the Company's net premiums earned in the first half of 2016. This rate increase was implemented in March 2016. In April 2016, the California DOI approved a 6.9% rate increase on California Automobile Insurance Company's private passenger automobile line of insurance business, which represented approximately 15% of the Company's total net premiums earned in the first half of 2016. This rate increase was implemented in June 2016.
In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause (the “OSC”), in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance (the “NNC”), in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge (“ALJ”) submitted a proposed decision dismissing the NNC, but the Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, and the Commissioner responded with a demurrer. Following a hearing, the Superior Court sustained the Commissioner’s demurrer based on the Company’s failure to exhaust its administrative remedies, and the Company appealed. The Court of Appeal affirmed the Superior Court's ruling that the Company was required to exhaust its administrative remedies, but expressly preserved for later appeal the legal basis for the ALJ’s dismissal: violation of Mercury’s due process rights. Following an evidentiary hearing in April 2013, post-hearing briefs, and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, the proposed decision was submitted on December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ’s proposed decision, which became the Commissioner’s adopted Order. The decision and Order found that from the period July 1, 1996, through 2006, the Company’s "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company's approved rates, and assessed a civil penalty in the amount of $27.6 million against the Company. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Superior Court did not order a stay, and the $27.6 million assessed penalty was paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest. The hearing on the Writ went forward as scheduled on June 13, 2016, but the Superior Court has not yet rendered a decision. The Company intends to vigorously defend itself against the allegations, and seek reversal of the $27.6 million assessed penalty, unless a reasonable settlement can be reached.
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

At June 30, 2016 and December 31, 2015, the Company recorded its point estimate of approximately $1.21 billion and $1.15 billion, respectively, in loss reserves, which include approximately $485 million and $441 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2016 and December 31, 2015, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2016, the Company reported unfavorable development of approximately $62 million on the 2015 and prior accident years’ loss reserves, which at December 31, 2015 totaled approximately $1.15 billion. The majority of the unfavorable development in 2016 was from the re-estimation of losses for California and Florida automobile liability coverages. Approximately $46 million of the $62 million of unfavorable development in 2016 relates to 2014 and prior accident years.
For the six months ended June 30, 2016, the Company recorded catastrophe losses of approximately $19 million which were primarily the result of severe winter storms in Texas and northern California.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of financial instruments held at June 30, 2016 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At June 30, 2016, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2016 was 20.1%, compared to (4.2)% for the same period in 2015. The increase in the effective tax rate was principally due to an increase of $56.0 million in total pre-tax income during the first half of 2016 compared to total pre-tax income for the same period in 2015, while tax-exempt investment income, a component of pre-tax income, remained relatively consistent. The Company's effective tax rate for the six months ended June 30, 2016 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
Net premiums earned and net premiums written during the three months ended June 30, 2016 increased 6.5% and 6.6%, respectively, from the corresponding period in 2015. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business.
Net premiums earned, the most directly comparable GAAP measure to net premiums written, represents the portion of net premiums written that is recognized as revenue in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. Net premiums written is a statutory financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is designed to determine production levels.

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Net premiums earned	$779,321	731,546
Change in net unearned premiums	2,347	2,002
Net premiums written	$781,668	$733,548
Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2016	2015
Loss ratio	76.4%	71.2%
Expense ratio	25.4%	27.3%
Combined ratio(a)	101.7%	98.5%
(a) Combined ratio for the June 30, 2016 quarter does not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $22 million and favorable development of approximately $2 million on prior accident years' loss reserves during the second quarter of 2016 and 2015, respectively. The majority of the unfavorable development in the second quarter of 2016 was from the re-estimation of losses for California automobile liability coverages. Approximately $12 million of the $22 million of unfavorable development in the second quarter of 2016 relates to 2014 and prior accident years. The 2016 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses primarily due to severe storms in Texas. The 2015 loss ratio was also negatively impacted by a total of $7 million of catastrophe losses primarily the result of tornadoes in Oklahoma and severe storms in the Midwest and Texas. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 72.1% and 70.6% for the second quarter of 2016 and 2015, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The 2016 expense ratio decreased compared to the 2015 expense ratio primarily due to lower profitability related and advertising expenses coupled with higher levels of earned premiums.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $15.5 million and $(5.1) million for the three months ended June 30, 2016 and 2015, respectively. The $20.6 million increase in income tax expense was primarily due to a $59.8 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2015.
Investments
The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Average invested assets at cost (1)	$3,350,328	$3,284,994
Net investment income (2)
Before income taxes	$31,414	$31,697
After income taxes	$27,555	$27,710
Average annual yield on investments (2)
Before income taxes	3.8%	3.9%
After income taxes	3.3%	3.4%
Net realized investment gains (losses)	$45,381	$(39,348)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before and after income taxes, and average annual yield on investments before and after income taxes, decreased slightly due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment gains (losses) included in net income:

	Gains (Losses) Recognized in Net Income
	Three Months Ended June 30, 2016
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$923	$28,871	$29,794
Equity securities (1)(3)	2,897	8,666	11,563
Short-term investments (1)	503	(410)	93
Total return swaps	383	2,197	2,580
Options sold	1,379	(28)	1,351
Total	$6,085	$39,296	$45,381

	Gains (Losses) Recognized in Net Income
	Three Months Ended June 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$204	$(30,257)	$(30,053)
Equity securities (1)(3)	(68)	(10,960)	(11,028)
Short-term investments (1)	(502)	435	(67)
Total return swap	875	(152)	723
Options sold	833	244	1,077
Total	$1,342	$(40,690)	$(39,348)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity securities portfolio. The fair value increases in the second quarter of 2016 were primarily caused by the overall improvement in the municipal bond market. The fair values in the second quarter of 2015 were adversely affected by the increase in market interest rates during the second quarter of 2015.

(3)
The increases in the fair values of equity securities in the second quarter of 2016 compared to the decreases in the second quarter of 2015 were primarily due to the relative improvement in the equities markets in the second quarter of 2016 compared to an overall decline in the equities markets in the second quarter of 2015.

Net Income

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands, except per share data)
Net income	$48,873	$9,639
Basic average shares outstanding	55,254	55,160
Diluted average shares outstanding	55,322	55,179
Basic Per Share Data:
Net Income	$0.88	$0.17
Net realized investment gains (losses), net of tax	$0.53	$(0.47)
Diluted Per Share Data:
Net Income	$0.88	$0.17
Net realized investment gains (losses), net of tax	$0.53	$(0.47)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
Net premiums earned and net premiums written during the six months ended June 30, 2016 increased 6.5% and 7.1%, respectively, from the corresponding period in 2015. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business.

The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Net premiums earned	$1,546,406	1,452,283
Change in net unearned premiums	32,928	21,757
Net premiums written	$1,579,334	$1,474,040
Expenses
The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2016	2015
Loss ratio	76.9%	71.3%
Expense ratio	25.9%	27.5%
Combined ratio	102.8%	98.8%
The Company's loss ratio was affected by unfavorable development of approximately $62 million and favorable development of approximately $5 million on prior accident years' loss reserves during the first half of 2016 and 2015, respectively. The majority of the unfavorable development in the first half of 2016 was from the re-estimation of losses for California and Florida automobile liability coverages. Approximately $46 million of the $62 million of unfavorable development in the first half of 2016 relates to 2014 and prior accident years. The 2016 loss ratio was also negatively impacted by a total of $19 million of catastrophe losses primarily due to severe winter storms in Texas and in northern California. The 2015 loss ratio was also negatively impacted by a total of $10 million of catastrophe losses primarily the result of tornadoes in Oklahoma and severe storms in the Midwest and Texas. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.7% and 71.0% for the first half of 2016 and 2015, respectively.
The 2016 expense ratio decreased compared to the 2015 expense ratio primarily due to lower profitability related and advertising expenses coupled with higher levels of earned premiums.
Income tax expense (benefit) was $18.2 million and $(1.4) million for the six months ended June 30, 2016 and 2015, respectively. The $19.6 million increase in income tax expense was primarily due to a $56 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2015.
Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Average invested assets at cost (1)	$3,339,312	$3,302,428
Net investment income (2)
Before income taxes	$61,069	$63,203
After income taxes	$53,588	$55,205
Average annual yield on investments (2)
Before income taxes	3.7%	3.8%
After income taxes	3.2%	3.3%
Net realized investment gains (losses)	$70,438	$(49,309)

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before and after income taxes, and average annual yield on investments before and after income taxes decreased slightly due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment gains (losses) included in net income:

	Gains (Losses) Recognized in Net Income
	Six Months Ended June 30, 2016
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$1,633	$40,434	$42,067
Equity securities (1)(3)	7,109	15,573	22,682
Short-term investments (1)	—	(349)	(349)
Total return swaps	(181)	3,925	3,744
Options sold	2,334	(40)	2,294
Total	$10,895	$59,543	$70,438

	Gains (Losses) Recognized in Net Income
	Six Months Ended June 30, 2015
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains
Fixed maturity securities (1)(2)	$204	$(29,007)	$(28,803)
Equity securities (1)(3)	(7,686)	(17,296)	(24,982)
Short-term investments (1)	(1,396)	636	(760)
Total return swap	1,250	2,462	3,712
Options sold	1,450	74	1,524
Total	$(6,178)	$(43,131)	$(49,309)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The Company’s municipal bond holdings represent the majority of the fixed maturity securities portfolio. The fair value increases in the first half of 2016 were primarily caused by the overall improvement in the municipal bond market. The fair value decreases in the first half of 2015 were adversely affected by the increase in market interest rates during the second half of 2015.

(3)
The increases in the fair values of equity securities in the first half of 2016 compared to the decreases in the first half of 2015 were primarily due to the relative improvement in the equities markets in the first half of 2016 compared to an overall decline in the equities markets in the first half of 2015.

Net Income

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands, except per share data)
Net income	$72,196	$35,804
Basic average shares outstanding	55,227	55,149
Diluted average shares outstanding	55,294	55,169
Basic Per Share Data:
Net Income	$1.31	$0.65
Net realized investment gains (losses), net of tax	$0.83	$(0.58)
Diluted Per Share Data:
Net Income	$1.31	$0.65
Net realized investment gains (losses), net of tax	$0.83	$(0.58)

LIQUIDITY AND CAPITAL RESOURCES
A. Cash Flows
The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985, and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $414.6 million at June 30, 2016 as well as $100 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.
Net cash provided by operating activities in the six months ended June 30, 2016 was $101.7 million, an increase of $28.5 million compared to the corresponding period in 2015. The increase was primarily due to an increase in premium collections, and decreases in operating expenses and income taxes paid, partially offset by higher paid losses, loss adjustment expenses and policy acquisition costs. Operating expenses in the first half of 2015 included the payment of the $27.6 million penalty assessed by California DOI as discussed in “Regulatory and Legal Matters” above. The Company utilized the cash provided by operating activities during the first half of 2016 primarily for the payment of dividends to its shareholders and net purchases of investment securities.
The following table presents the estimated fair value of fixed maturity securities at June 30, 2016 by contractual maturity in the next five years:

Fixed Maturities
(Amounts in thousands)
Due in one year or less	$366,024
Due after one year through two years	251,157
Due after two years through three years	180,698
Due after three years through four years	100,225
Due after four years through five years	97,915
Total due within five years	$996,019

B. Reinsurance
The Company is party to a Catastrophe Reinsurance Treaty (“Treaty”), covering a wide range of perils, that is effective through June 30, 2017. The Treaty provides for $115 million coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit.
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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2016:

	Cost (1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,725	$12,926
Municipal securities	2,407,667	2,526,666
Mortgage-backed securities	48,311	47,694
Corporate securities	241,511	238,327
Collateralized loan obligations	84,153	84,593
Other asset-backed securities	28,966	29,288
	2,823,333	2,939,494
Equity securities:
Common stock	307,083	328,365
Non-redeemable preferred stock	29,661	29,702
Private equity funds	12,888	8,972
	349,632	367,039
Short-term investments	181,729	181,304
Total investments	$3,354,694	$3,487,837

(1)	Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost.
At June 30, 2016, 71.9% of the Company’s total investment portfolio at fair value and 85.4% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At June 30, 2016, 50.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.
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
The following table presents the maturity and duration of the Company's fixed maturity securities portfolio:

	June 30, 2016	December 31, 2015
	(in years)
Total Fixed Maturity Securities
Nominal average maturities:
excluding short-term instruments	11.4	12.6
including short-term instruments	10.7	12.2
Call-adjusted average maturities:
excluding short-term instruments	3.9	3.4
including short-term instruments	3.6	3.3
Modified durations reflecting anticipated early calls:
excluding short-term instruments	3.3	3.2
including short-term instruments	3.1	3.1
Collateralized Mortgage Obligations Modified Durations	3.6	1.9
Short-term Instruments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2016, consistent with the average rating at December 31, 2015. The Company's municipal bond holdings of which 99.3% were tax exempt, represented 85.4% of its fixed maturity securities portfolio at June 30, 2016, at fair value, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2016, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $49.8 million and $8.9 million, respectively, at fair value, and represented 1.7% and 0.3%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA- equivalent credit risk. At December 31, 2015, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $37.5 million and $6.2 million, respectively, at fair value, and represented 1.3% and 0.2%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the six months ended June 30, 2016, with 92.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 3.9% and 3.3% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the first half of 2016. The downgrades were slight and still within the investment grade portfolio during the six months ended June 30, 2016.

The following table presents the credit quality ratings of the Company’s fixed maturity securities portfolio by security type at fair value:

	June 30, 2016
	(Dollars in thousands)
	AAA(1)	AA(1)(2)	A(1)(2)	BBB(1)(2)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$12,926	$—	$—	$—	$—	$12,926
Government agency	—	—	—	—	—	—
Total	12,926	—	—	—	—	12,926
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	74,741	276,549	417,568	39,997	12,349	821,204
Uninsured	74,600	615,522	730,422	164,803	120,115	1,705,462
Total	149,341	892,071	1,147,990	204,800	132,464	2,526,666
	5.9%	35.3%	45.5%	8.1%	5.2%	100.0%
Mortgage-backed securities:
Commercial	4,783	1,387	7,827	4,780	17,940	36,717
Agencies	3,799	—	—	—	—	3,799
Non-agencies:
Prime	—	—	586	89	1,683	2,358
Alt-A	—	—	—	1,139	3,681	4,820
Total	8,582	1,387	8,413	6,008	23,304	47,694
	18.0%	2.9%	17.6%	12.6%	48.9%	100.0%
Corporate securities:
Basic materials	—	—	—	6,622	4,175	10,797
Communications	—	—	170	5,970	—	6,140
Consumer-cyclical	—	—	2,251	14,407	4,449	21,107
Consumer-non-cyclical	—	—	498	4,944	—	5,442
Energy	—	—	6,578	34,121	29,071	69,770
Financial	—	470	36,320	52,123	4,931	93,844
Industrial	—	—	174	4,897	—	5,071
Technology	—	—	—	6,470	3,249	9,719
Utilities	—	—	6,509	9,928	—	16,437
Total	—	470	52,500	139,482	45,875	238,327
	—%	0.2%	22.0%	58.5%	19.3%	100.0%

Collateralized loan obligations:
Corporate	5,765	—	78,828	—	—	84,593
Total	5,765	—	78,828	—	—	84,593
	6.8%	—%	93.2%	—%	—%	100.0%

Other asset-backed securities	5,214	—	9,473	10,655	3,946	29,288
	17.8%	—%	32.3%	36.4%	13.5%	100.0%
Total	$181,828	$893,928	$1,297,204	$360,945	$205,589	$2,939,494
	6.2%	30.4%	44.1%	12.3%	7.0%	100.0%

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. government bonds and agencies
The Company had $16.7 million, or 0.6% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at June 30, 2016. In February 2016, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. In June 2015, Standard and Poor’s affirmed the U.S. Treasury’s short-term credit rating of AAA indicating that the short-term capacity of the U.S. to meet its financial commitment on its outstanding obligations is strong. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

Municipal Securities
The Company had $2.5 billion at fair value ($2.4 billion at amortized cost) in municipal bonds at June 30, 2016, of which $821.2 million are insured. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of June 30, 2016.
45.5% of the insured municipal securities, most of which are investment grade, are insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2016, the average rating of the Company’s insured investment grade municipal securities was A+. The remaining 54.5% of insured municipal securities are non-rated or below investment grade, and are insured by bond insurers that the Company believes do not provide credit enhancement.
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
Mortgage-Backed Securities
At June 30, 2016 and December 31, 2015, respectively, the mortgage-backed securities portfolio of $47.7 million and $49.8 million at fair value ($48.3 million and $49.6 million at amortized cost) was categorized as loans to “prime” residential and commercial real estate borrowers except for $4.8 million and $5.4 million at fair value ($4.8 million and $5.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $36.7 million and $37.3 million at fair value ($37.7 million and $37.6 million at amortized cost) in commercial mortgage-backed securities at June 30, 2016 and December 31, 2015, respectively.
The weighted-average ratings of the Company’s Alt-A mortgage-backed securities at June 30, 2016 and December 31, 2015 were B- and B, respectively. The weighted-average rating of the entire mortgage-backed securities portfolio was BBB+ and A- at June 30, 2016 and December 31, 2015, respectively.
Corporate Securities
Included in fixed maturity securities are corporate securities as follows:

	June 30, 2016	December 31, 2015
(Dollars in thousands)
Corporate securities at fair value	$238,327	$243,372
Duration	2.5 years	2.8 years
Weighted-average rating	BBB	BBB

Collateralized Loan Obligations
Included in fixed maturity securities are collateralized loan obligations as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Collateralized loan obligations at fair value	$84,593	$50,548
Percentage of total investment portfolio	2.4%	1.5%
Duration	5.0 years	5.7 years
Weighted-average rating	A	A
Equity securities
Equity holdings of $367.0 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity securities portfolio during the six months ended June 30, 2016 were $8.7 million. The primary cause of the increase in the value of the Company’s equity securities was the strong performance of the utilities sector during the six months ended June 30, 2016.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2016, 10.5% of the total investment portfolio at fair value was held in equity securities, compared to 9.3% at December 31, 2015.
D. Debt
Notes payable consists of the following:

	Lender	Interest Rate	Expiration	June 30, 2016		December 31, 2015
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2017	$120,000		$120,000
Secured loan (1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000		20,000
$250 million unsecured credit facility	Bank of America and Union Bank	(2)	December 3, 2019	150,000	(2)	150,000
Total				$290,000		$290,000
(1) On February 23, 2016, the loan agreement was amended to modify the borrower statutory surplus requirement to be an amount equal to or greater than the sum of (a) $750 million plus (b) 25% of positive consolidated statutory net income earned in each calendar year commencing with 2014.
(2) On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. Effective December 3, 2014, the credit facility agreement was amended to extend the maturity date from June 30, 2018 to December 3, 2019, and to expand the borrowing capacity from $200 million to $250 million. During the six months ended June 30, 2016, the interest rate was LIBOR plus 112.5 basis points on the $150 million of borrowings and 12.5 basis points on the $100 million undrawn portion of the credit facility.
The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio. The Company was in compliance with all of its loan covenants at June 30, 2016.

E. Regulatory Capital Requirements
Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.4 billion at June 30, 2016, and net premiums written of $3.1 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.19 to 1 at June 30, 2016.

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

Credit risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2016, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2015.
The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2016:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$440,859	AA-
California (a)	290,524	A+
Florida	219,019	A+
Ohio	121,523	A+
Illinois	139,843	A+
Other states (a)	1,315,549	A+
Total	$2,527,317
(a) includes state municipal bond holdings classified as short-term investments.
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 14.6% of the Company’s total fixed maturity securities portfolio at June 30, 2016. 3.9% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at June 30, 2016. 11.6% of the Company’s taxable fixed maturity securities, representing 1.7% of its total fixed maturity securities portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity price risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At June 30, 2016, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $328.4 million in common stocks, $29.7 million in non-redeemable preferred stocks, and $9.0 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 9.4% of total investments at fair value at June 30, 2016. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Amounts in thousands, except average Beta)
Average Beta	0.84	0.89
Hypothetical reduction in the overall value of the stock market of 25%	$68,957	$62,359
Hypothetical reduction in the overall value of the stock market of 50%	$137,913	$124,717
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
The fair value of the fixed maturity securities portfolio at June 30, 2016, which represented 84.3% of total investments at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified durations of the overall bond portfolio, excluding short-term instruments, reflecting anticipated early calls were 3.3 years and 3.2 years at June 30, 2016 and December 31, 2015, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at June 30, 2016 would decrease by $98.3 million or $196.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

Item 1A. Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as noted below, the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed in any material respect.
If the Company cannot maintain its A.M. Best ratings, it may not be able to maintain premium volume in its insurance operations sufficient to attain the Company's financial performance goals.
The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Insurance Companies with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). On June 15, 2016, A.M. Best affirmed all of the Company’s ratings and revised the ratings outlook for the A+ rated entities from Stable to Negative, signaling the possibility for a ratings downgrade in the future.  The Company believes that any downgrade would be within the A rating range, which is considered Excellent, and would not have a significant impact on the Company's business.  The Company is also working to remove the Negative outlook back to Stable in the next ratings cycle, which is expected to occur in 2017. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it will face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, and the result may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, California General Underwriters Insurance Company, Inc. and Workmen's Auto Insurance Company, are not rated by A.M. Best Company and the rating is not critical to the type of business they produce.

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

MERCURY GENERAL CORPORATION

Date: August 2, 2016	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 2, 2016	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer