Form 10-K
period 2016-12-31
MERCURY GENERAL CORP
filed 2017-02-09
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2016 was $1,444,361,346 (which represents 27,170,078 shares of common equity held by non-affiliates multiplied by $53.16, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 3, 2017, the Registrant had issued and outstanding an aggregate of 55,289,077 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.	Business

General

Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (referred to herein collectively as the "Insurance Companies") in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.

The direct premiums written for the years ended December 31, 2016, 2015, and 2014 by state and line of insurance business were:

Year Ended December 31, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,059,459	$369,407	$86,981	$104,854	$2,620,701	82.6%
Florida (1)	154,593	9	24,973	1,067	180,642	5.7%
Other states (2)	238,651	67,481	54,112	10,310	370,554	11.7%
Total	$2,452,703	$436,897	$166,066	$116,231	$3,171,897	100.0%
	77.3%	13.8%	5.2%	3.7%	100.0%

Year Ended December 31, 2015
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,946,922	$333,397	$78,735	$96,791	$2,455,845	81.5%
Florida (1)	153,206	9	27,281	738	181,234	6.0%
Other states (2)	245,645	68,843	47,495	13,834	375,817	12.5%
Total	$2,345,773	$402,249	$153,511	$111,363	$3,012,896	100.0%
	77.9%	13.3%	5.1%	3.7%	100.0%

Year Ended December 31, 2014
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,852,291	$302,493	$69,129	$84,374	$2,308,287	80.9%
Florida (1)	131,281	7	26,234	4,676	162,198	5.7%
Other states (2)	239,501	71,936	40,565	30,682	382,684	13.4%
Total	$2,223,073	$374,436	$135,928	$119,732	$2,853,169	100.0%
	77.9%	13.1%	4.8%	4.2%	100.0%
_____________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounts for more than 4% of total direct premiums written.

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
________
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

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations and future expansion, and in Clearwater, Florida and in Oklahoma City, Oklahoma, which house Company employees and several third party tenants. The Company has approximately 4,200 employees. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Bridgewater, New Jersey; Oklahoma City, Oklahoma; and Austin and San Antonio, Texas.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A+	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A+	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A+	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	Non-rated	CA
Mercury Insurance Company of Illinois	1989	A+	IL, PA
Mercury Insurance Company of Georgia	1989	A+	GA
Mercury Indemnity Company of Georgia	1991	A+	GA
Mercury National Insurance Company	1991	A+	IL, MI
American Mercury Insurance Company	1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A+	FL, PA
Mercury Indemnity Company of America	2001	A+	FL, NJ
Workmen’s Auto Insurance Company ("WAIC")(1)(2)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
_____________

(1)	The term "California Companies" refers to MCC, MIC, CAIC, CGU, and WAIC.

(2)
WAIC was acquired on January 2, 2015. For more detailed information, see Note 20. Acquisition, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Production and Servicing of Business
The Company sells its policies through approximately 9,700 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. All of the independent agents collectively accounted for more than 87% of the Company's direct premiums written in 2016, and no single independent agent accounted for more than 1% of the Company’s direct premiums written during the last three years. Approximately 1,900 of the independent agents are located in California and approximately 1,500 are located in Florida. The independent agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. AIS and PoliSeek represented the Company as independent agents prior to their acquisition in 2009, and continue to act as independent agents selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2016 were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2016, the Company incurred approximately $40 million in net advertising expense.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate ("DOI"). Each state has different rate approval requirements. See "Regulation—Department of Insurance Oversight."

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 11 states. The Company also offers homeowners insurance in 11 states, commercial automobile insurance in 9 states, and mechanical breakdown insurance in most states.

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 82% of all California voluntary private passenger automobile policies-in-force at December 31, 2016, while higher risk categories accounted for approximately 18%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

Claims
The Company conducts the majority of claims processing without the assistance of outside adjusters. The claims staff administers all claims and manages all legal and adjustment aspects of claims processing.

Loss and Loss Adjustment Expense Reserves ("Loss Reserves") and Reserve Development
The Company maintains loss reserves for both reported and unreported claims. Loss reserves for reported claims are estimated based upon a case-by-case evaluation of the type of claim involved and the expected development of such claims. Loss reserves for unreported claims are determined on the basis of historical information by line of insurance business. Inflation is reflected in the reserving process through analysis of cost trends and review of historical reserve settlement.

The Company’s ultimate liability may be greater or less than management estimates of reported loss reserves. The Company does not discount to a present value that portion of loss reserves expected to be paid in future periods. However, the Company is required to discount loss reserves for federal income tax purposes.
The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:
RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,146,688	$1,091,797	$1,038,984
Less reinsurance recoverable	(14,253)	(14,192)	(13,635)
Net reserves at January 1(1)	1,132,435	1,077,605	1,025,349
Acquisition of WAIC reserves	—	18,677	—
Incurred losses and loss adjustment expenses related to:
Current year	2,269,769	2,132,837	1,989,315
Prior years	85,369	12,658	(3,193)
Total incurred losses and loss adjustment expenses	2,355,138	2,145,495	1,986,122
Loss and loss adjustment expense payments related to:
Current year	1,508,362	1,455,245	1,347,967
Prior years	702,124	654,097	585,899
Total payments	2,210,486	2,109,342	1,933,866
Net reserves at December 31(1)	1,277,087	1,132,435	1,077,605
Reinsurance recoverable	13,161	14,253	14,192
Gross reserves at December 31(1)	$1,290,248	$1,146,688	$1,091,797
_____________

(1)
Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverable whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverable.

The increase in the provision for insured events of prior years in 2016 of approximately $85.4 million primarily resulted from the California and Florida automobile lines of business, which experienced loss severities in prior accident periods that were higher than previously estimated.

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

The Company experienced estimated pre-tax catastrophe losses and loss adjustment expenses from severe weather events of $27 million, $19 million, and $11 million in 2016, 2015, and 2014, respectively. The losses in 2016 primarily resulted from severe storms outside of California and rainstorms in California. The losses in 2015 primarily resulted from severe storms outside of California, and rainstorms and wildfires in California. The losses in 2014 were primarily related to winter freeze events on the East Coast and severe rainstorms in California.

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

•
Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, whereas under SAP, these amounts are netted against unearned premium reserves and loss and loss adjustment expense reserves.

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

Operating Ratios (SAP basis)

Loss and Expense Ratios
Loss and expense ratios are used to evaluate the underwriting experience of property and casualty insurance companies. Under SAP, losses and loss adjustment expenses are stated as a percentage of premiums earned because losses occur over the life of a policy, while underwriting expenses are stated as a percentage of premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. The statutory underwriting profit margin is the extent to which the combined loss and expense ratios are less than 100%.
The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. Although the Insurance Companies’ ratios include lines of insurance business other than private passenger automobile that accounted for 22.7% of direct premiums written in 2016, the Company believes its ratios can be compared to the industry ratios.

	Year Ended December 31,
	2016	2015	2014		2013	2012
Loss ratio	75.3%	72.6%	71.0%		72.7%	76.1%
Expense ratio	25.7%	26.7%	27.7%		27.2%	26.7%
Combined ratio	101.0%	99.3%	98.8%	(2)	99.9%	102.8%
Industry combined ratio (all writers)(1)	N/A	104.1%	101.9%		103.4%	101.3%
Industry combined ratio (excluding direct writers)(1)	N/A	100.2%	99.8%		100.7%	102.6%
____________

(1)	Source: A.M. Best, Aggregates & Averages (2012 through 2015), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratio for 2014 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except ratios)
Net premiums written	$3,155,788	$2,999,392	$2,840,922	$2,728,999	$2,651,731
Policyholders’ surplus	$1,441,571	$1,451,950	$1,438,281	$1,528,682	$1,440,973
Ratio	2.2 to 1	2.1 to 1	2.0 to 1	1.8 to 1	1.8 to 1

Investments
The Company’s investments are directed by the Chief Investment Officer under the supervision of the Investment Committee of the Board of Directors. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve a return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy maintains the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for monitoring credit exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.

Tax considerations, including the impact of the alternative minimum tax ("AMT"), are important in portfolio management. Changes in loss experience, growth rates, and profitability produce significant changes in the Company’s exposure to AMT liability, requiring appropriate shifts in the investment asset mix among taxable bonds, tax-exempt bonds, equities, and other investments in order to maximize after-tax yield. The Company closely monitors the timing and recognition of capital gains and losses and the generation of ordinary income to maximize the realization of any deferred tax assets arising from capital losses or AMT credit carryforwards, respectively. The Company had no capital loss carryforward at December 31, 2016.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2016		2015		2014
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$373,335	$375,495	$426,905	$414,396	$350,343	$350,705
Tax-exempt state and municipal bonds	2,422,075	2,439,058	2,377,370	2,465,607	2,153,151	2,267,695
Total fixed maturities	2,795,410	2,814,553	2,804,275	2,880,003	2,503,494	2,618,400
Equity securities	331,770	357,327	313,528	315,362	387,851	412,880
Short-term investments	375,700	375,680	185,353	185,277	373,180	372,542
Total investments	$3,502,880	$3,547,560	$3,303,156	$3,380,642	$3,264,525	$3,403,822
__________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time the eligible item is first recognized. For more detailed discussion on the Company's investment portfolio, including credit ratings, see "Liquidity and Capital Resources—C. Invested Assets" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 3. Investments, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$3,390,769	$3,293,948	$3,204,592	$3,028,198	$3,011,143
Net investment income(3)
Before income taxes	$121,871	$126,299	$125,723	$124,538	$131,896
After income taxes	$107,140	$110,382	$111,456	$109,506	$115,359
Average annual yield on investments(3)
Before income taxes	3.6%	3.8%	3.9%	4.1%	4.4%
After income taxes	3.2%	3.4%	3.5%	3.6%	3.8%
Net realized investment (losses) gains after income taxes	$(22,266)	$(54,474)	$52,770	$(7,424)	$43,147
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)	At December 31, 2016, fixed maturity securities with call features totaled $2.8 billion at fair value and amortized cost.

(3)
During 2016, net investment income before and after income taxes and average annual yields on investments after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

Competitive Conditions
The Company operates in the highly competitive property and casualty insurance industry subject to competition on pricing, claims handling, consumer recognition, coverage offered and product features, customer service, and geographic coverage. Some of the Company’s competitors are larger and well-capitalized national companies that sell directly to consumers or have broad distribution networks of employed or captive agents.

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2016, the Company was the fourth largest writer of private passenger automobile insurance in California and the fourteenth largest in the United States.

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
The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2017. The Treaty provides for $115 million of coverage on a per occurrence basis after covered catastrophe losses exceed a $100 million Company retention limit. The first $100 million of losses above the Company's $100 million retention are covered 100% by the reinsurers. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to $15 million total coverage provided by the reinsurers. The treaty specifically excludes coverage for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake.

The Company has reinsurance for PIP claims in Michigan through the Michigan Catastrophic Claims Association, a private non-profit unincorporated association created by the Michigan Legislature. The reinsurance covers losses in excess of $545,000 per person and has no maximum limit. Michigan law provides for unlimited lifetime coverage for medical costs caused by automobile accidents. The Company ceased writing personal automobile insurance in Michigan in 2016.

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

California Proposition 103 (the "Proposition") requires that property and casualty insurance rates be approved by the California DOI prior to their use and that no rate be approved which is excessive, inadequate, unfairly discriminatory, or otherwise in violation of the provisions of the Proposition. The Proposition specifies four statutory factors required to be applied in "decreasing order of importance" in determining rates for private passenger automobile insurance: (1) the insured’s driving safety record, (2) the number of miles the insured drives annually, (3) the number of years of driving experience of the insured and (4) whatever optional factors are determined by the California DOI to have a substantial relationship to risk of loss and are adopted by regulation. The statute further provides that insurers are required to give at least a 20% discount to "good drivers," as defined, from rates that would otherwise be charged to such drivers and that no insurer may refuse to insure a "good driver." The Company’s rate plan operates under these rating factor regulations.

Insurance rates in California, Georgia, New York, New Jersey, and Nevada require prior approval from the state DOI, while insurance rates in Illinois, Texas, Virginia, and Arizona must only be filed with the respective DOI before they are implemented. Oklahoma and Florida have a modified version of prior approval laws. Insurance laws and regulations in all states in which the Company operates provide that rates must not be excessive, inadequate, or unfairly discriminatory.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices. For more detailed information on the Company’s current financial and market conduct examinations, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

For a discussion of current regulatory matters in California, see "Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $307,000 and $21,000 to officeholders and candidates in 2016 and 2015, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2016, 2015, and 2014, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2016. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2.0% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2016.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2016, the most recent date at which information was available, was $60.2 million. There was no assessment made in 2016.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2016 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a holding company system. Some transactions and dividends defined to be "extraordinary" may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements; all guarantees that are not quantifiable; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5% of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2016, the Insurance Companies are permitted to pay in 2017, without obtaining DOI approval for extraordinary dividends, $144 million in dividends to Mercury General, of which $116 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by the Proposition, make them difficult to insure in the voluntary market. In 2016, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 3, 2017:

Name	Age	Position
George Joseph	95	Chairman of the Board
Gabriel Tirador	52	President and Chief Executive Officer
Allan Lubitz	58	Senior Vice President and Chief Information Officer
Theodore R. Stalick	53	Senior Vice President and Chief Financial Officer
Christopher Graves	51	Vice President and Chief Investment Officer
Robert Houlihan	60	Vice President and Chief Product Officer
Kenneth G. Kitzmiller	70	Vice President and Chief Underwriting Officer
Brandt N. Minnich	50	Vice President and Chief Marketing Officer
Randall R. Petro	53	Vice President and Chief Claims Officer
Heidi C. Sullivan	48	Vice President and Chief Human Capital Officer
Charles Toney	55	Vice President and Chief Actuary
Judy A. Walters	70	Vice President—Corporate Affairs and Secretary

Mr. Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through 2006. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998, he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in 2007. Mr. Tirador has over 20 years' experience in the property and casualty insurance industry and is an inactive Certified Public Accountant.

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

Mr. Minnich, Vice President and Chief Marketing Officer, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations. In 2008 he rejoined the Company as an Assistant Product Manager, and in 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 25 years' experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

Mr. Petro, Vice President and Chief Claims Officer, has been employed by the Company in the Claims Department since 1987. Mr. Petro was appointed Vice President in March 2014, and named Chief Claims Officer in March 2015.

Ms. Sullivan, Vice President and Chief Human Capital Officer, joined the Company in 2012. Prior to joining the Company, she served as Senior Vice President, Human Capital for Arcadian Health Plan from 2008 to 2012. Prior to 2008, she held various leadership positions at Kaiser Permanente, Progressive Insurance, and Score Educational Centers.

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
For the year ended December 31, 2016, the Company generated 82.0% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

Mercury General is a holding company that relies on regulated subsidiaries for cash flows to satisfy its obligations.
As a holding company, Mercury General maintains no operations that generate cash flows sufficient to pay operating expenses, shareholders’ dividends, or principal or interest on its indebtedness. Consequently, Mercury General relies on the ability of the Insurance Companies, particularly the California Companies, to pay dividends for Mercury General to meet its obligations. The ability of the Insurance Companies to pay dividends is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Generally, these insurance regulations permit the payment of dividends only out of earned surplus in any year which, together with other dividends or distributions made within the preceding 12 months, do not exceed the greater of 10% of statutory surplus as of the end of the preceding year or the net income for the preceding year, with larger dividends payable only after receipt of prior regulatory approval. The inability of the Insurance Companies to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders.

The Insurance Companies are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject the Insurance Companies to regulatory action.
The Insurance Companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the applicable laws of their states of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require the Insurance Companies to report their results of RBC calculations to state departments of insurance and the NAIC. If any of the Insurance Companies fails to meet these standards and requirements, the DOI regulating such subsidiary may require specified actions by the subsidiary.

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

Such risks and uncertainties may result in the Company’s pricing being based on outdated, inadequate or inaccurate data, or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s financial condition, results of operations, and liquidity could be materially and adversely affected.

The Company’s insurance rates are subject to approval by the departments of insurance in most of the states in which the Company operates, and to political influences.
In five of the states in which it operates, including California, the Company must obtain the DOI’s prior approval of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, or if such approval is delayed, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected. Additionally, in California, the law allows for consumer groups to intervene in rate filings, which frequently causes delays in rate approvals and implementation of rate changes and can impact the rate that is ultimately approved.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Insurance Companies with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). On June 15, 2016, A.M. Best Company affirmed all of the Company’s ratings and revised the ratings outlook for the A+ rated entities from Stable to Negative, signaling the possibility for a ratings downgrade in the future. The Company believes that any downgrade would be within the A rating range, which is considered Excellent, and would not have a significant impact on the Company's business. The Company is also working to remove the Negative outlook back to Stable in the next ratings cycle, which is expected to occur in 2017. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, California General Underwriters Insurance Company, Inc. and Workmen's Auto Insurance Company, are not rated by A.M. Best Company and the rating is not critical to the type of business they produce.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and its ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch is A+. If the Company were to seek financing through the capital markets in the future, it may need to apply for Standard and Poor’s or Moody’s ratings and there can be no assurance that the Company would obtain favorable ratings from either agency. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with the inputs used to measure their fair value and the level of market price observability.

During periods of market disruption, including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities if trading becomes less frequent and/or market data become less observable. There may be certain asset classes in historically active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, the valuations associated with such securities may rely more on management's judgment and include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation. The valuations generated by such methods may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s financial condition or results of operations.

Changes in the financial strength ratings of financial guaranty insurers issuing policies on bonds held in the Company’s investment portfolio may have an adverse effect on the Company’s investment results.
In an effort to enhance the bond rating applicable to certain bond issues, some bond issuers purchase municipal bond insurance policies from private insurers. The insurance generally guarantees the payment of principal and interest on a bond issue if the issuer defaults. By purchasing the insurance, the financial strength ratings applicable to the bonds are based on the credit worthiness of the insurer as well as the underlying credit of the bond issuer. These financial guaranty insurers are subject to DOI oversight. As the financial strength ratings of these insurers are reduced, the ratings of the insured bond issues correspondingly decrease. Although the Company has determined that the financial strength ratings of the underlying bond issues in its investment portfolio are within the Company’s investment policy without the enhancement provided by the insurance policies, any further downgrades in the financial strength ratings of these insurance companies or any defaults on the insurance policies written by these insurance companies may reduce the fair value of the underlying bond issues and the Company’s investment portfolio or may reduce the investment results generated by the Company’s investment portfolio, which could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
At December 31, 2016, 68.8% of the Company’s total investment portfolio at fair value and 86.7% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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

The failure of any loss limitation methods employed by the Company could have a material adverse effect on its financial condition or results of operations.
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
The Company intends to continue to expand its operations in several of the states in which the Company has operations and into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company intends to fund these expenditures out of cash flows from operations. The expansion may not occur, or if it does occur, may not be successful in providing increased revenues or profitability. If the Company’s cash flows from operations are insufficient to cover the costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

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
At December 31, 2016, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $26 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its intangible assets are below their respective carrying values. The determination that the fair value of the Company’s intangible assets is less than its carrying value may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company has deployed, and continues to enhance, new information technology systems that are designed to manage many of these functions across all of the states in which it operates and all of the lines of insurance it offers. See "Overview—A. General—Technology" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In addition, despite system redundancy, the implementation of security measures, and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses, hackers, phishing, ransomware, or other exploits;

•	power loss in areas not covered by backup power generators;

•	unauthorized access; and

•	computer systems, internet, telecommunications or data network failure.

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

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of the Company’s policyholder, employee and Company data are critical to the Company’s business. The Company’s policyholders and employees have a high expectation that the Company will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy regulations may increase the Company’s operating costs and adversely impact its ability to market products and services to its policyholders. Furthermore, a penetrated or compromised information technology system or the intentional, unauthorized, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of policyholder, employee or Company data which could harm the Company’s reputation or result in remedial and other expenses, fines or lawsuits. Although we seek to mitigate the impact and severity of potential cyber threats through cyber insurance coverage, not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In addition, disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery.

Changes in accounting standards issued by the Financial Accounting Standards Board ("the FASB") or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
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

Uncertain economic conditions may negatively affect the Company’s business and operating results.
Uncertain economic conditions could adversely affect the Company in the form of consumer behavior and pressure on its investment portfolio. Consumer behavior could include policy cancellations, modifications, or non-renewals, which may reduce cash flows from operations and investments, may harm the Company’s financial position, and may reduce the Insurance Companies’ statutory surplus. Uncertain economic conditions also may impair the ability of the Company’s customers to pay premiums as they become due, and as a result, the Company’s bad debt reserves and write-offs could increase. It is also possible that claims fraud may increase. The Company’s investment portfolios could be adversely affected as a result of financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio. In addition, declines in the Company’s profitability could result in a charge to earnings for the impairment of goodwill, which would not affect the Company’s cash flows but could decrease its earnings, and could adversely affect its stock price.

The Company may be adversely affected if economic conditions result in either inflation or deflation. In an inflationary environment, established reserves may become inadequate and increase the Company’s loss ratio, and market interest rates may rise and reduce the value of the Company’s fixed maturity portfolio, while increasing interest expense on its LIBOR based debt. The departments of insurance may not approve premium rate increases in time for the Company to adequately mitigate inflated loss costs. In a deflationary environment, some fixed maturity issuers may have difficulty meeting their debt service obligations and thereby reduce the value of the Company’s fixed maturity portfolio; equity investments may decrease in value; and policyholders may experience difficulties paying their premiums to the Company, which could adversely affect premium revenue.

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
77.3% of the Company’s direct premiums written for the year ended December 31, 2016 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

The Company and the Insurance Companies are named as defendants in a number of lawsuits. Those that management believes could have a material effect on the Company's consolidated financial statements are described more fully in "Overview—B. Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 16. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business, which could materially increase the Company’s legal expenses and negatively impact the results of operations. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

Risks Related to the Company’s Stock
The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. Certain institutional investors also each own between 5% and 10% of the Company's common stock. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

Future equity or debt financing may affect the market price of the Company’s common stock and rights of the current shareholders, and the future exercise of options and granting of shares will result in dilution in the investment of the Company’s shareholders.
The Company may raise capital in the future through the issuance and sale of its common stock or debt securities. The Company cannot predict what effect, if any, such future financing will have on the market price of its common stock. Sales of substantial amounts of its common stock in the public market or issuance of substantial amounts of debt securities could adversely affect the market price of the Company’s outstanding common stock, and may make it more difficult for shareholders to sell common stock at a time and price that the shareholder deems appropriate. Furthermore, holders of some of the Company's securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. In addition, the Company has issued options to purchase shares of its common stock as well as restricted stock units ("RSUs") to incentivize its executives and key employees. In the event that any options to purchase common stock are exercised or any shares of common stock are issued when the RSUs vest, shareholders will suffer dilution in their investment.

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

Although the Company has consistently paid increasing cash dividends in the past, it may not be able to pay or continue to increase cash dividends in the future.
The Company has consistently paid cash dividends since the public offering of its common stock in November 1985 and has consistently increased the dividend per share during that time. However, future cash dividends will depend upon a variety of factors, including the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends or continue to increase the dividend per share may also be limited by the ability of the Insurance Companies to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints, and by the terms of the Company’s debt instruments. In addition, there can be no assurance that the Company will continue to pay dividends or increase the dividend per share even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company may be leased to independent third party tenants.

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2016
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	164,000	62%
Oklahoma City, OK	Administrative	100,000	25%

The Company leases additional office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space. In addition, the Company owns 6.3-acre and 5.9-acre parcels of land in Brea and Rancho Cucamonga, California, respectively.

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

2016	High	Low
1st Quarter	$56.02	$42.97
2nd Quarter	55.95	49.69
3rd Quarter	56.14	52.00
4th Quarter	61.19	50.32

2015	High	Low
1st Quarter	$60.31	$52.28
2nd Quarter	59.25	53.87
3rd Quarter	57.19	48.78
4th Quarter	54.18	45.12
The closing price of the Company’s common stock on February 3, 2017 was $62.41.
Holders
As of February 3, 2017, there were approximately 113 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2016 and 2015, the Company paid dividends on its common stock of $2.4825 and $2.4725 per share, respectively. On February 3, 2017 the Board of Directors declared a $0.6225 quarterly dividend payable on March 30, 2017 to shareholders of record on March 16, 2017.

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2016, the Insurance Companies are permitted to pay in 2017, without obtaining DOI approval for extraordinary dividends, $144 million in dividends to Mercury General, of which $116 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2011 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

	2011	2012	2013	2014	2015	2016
Mercury General	$100.00	$92.16	$122.17	$146.49	$126.26	$170.79
Industry Peer Group	100.00	118.65	157.68	191.78	184.37	222.51
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18

The industry peer group consists of Alleghany Corporation, Allstate Corporation, American Financial Group, Arch Capital Group Ltd, Berkley (W.R.), Berkshire Hathaway 'B', Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, Markel Corporation, Old Republic International, Progressive Corporation, RLI Corporation, Selective Insurance Group, Travelers Companies, Inc., and XL Group, plc.
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company’s Board of Directors authorized a $200 million stock repurchase on July 29, 2016, and the authorization will expire in July 2017. The Company may repurchase shares of its common stock under the program in open market transactions at the discretion of management. The Company may use its own funds, borrowings against a bank credit facility, and dividends received from the Insurance Companies to fund the share repurchases. No stock has been purchased since 2000.

Item 6.	Selected Financial Data
The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$3,131,773	$2,957,897	$2,796,195	$2,698,187	$2,574,920
Net investment income	121,871	126,299	125,723	124,538	131,896
Net realized investment (losses) gains	(34,255)	(83,807)	81,184	(11,422)	66,380
Other	8,294	8,911	8,671	9,738	10,174
Total revenues	3,227,683	3,009,300	3,011,773	2,821,041	2,783,370
Losses and loss adjustment expenses	2,355,138	2,145,495	1,986,122	1,962,690	1,961,448
Policy acquisition costs	562,545	539,231	526,208	505,517	477,788
Other operating expenses	235,314	250,839	249,381	219,478	207,281
Interest	3,962	3,168	2,637	1,260	1,543
Total expenses	3,156,959	2,938,733	2,764,348	2,688,945	2,648,060
Income before income taxes	70,724	70,567	247,425	132,096	135,310
Income tax (benefit) expense	(2,320)	(3,912)	69,476	19,953	18,399
Net income	$73,044	$74,479	$177,949	$112,143	$116,911
Per Share Data:
Basic earnings per share	$1.32	$1.35	$3.23	$2.04	$2.13
Diluted earnings per share	$1.32	$1.35	$3.23	$2.04	$2.13
Dividends paid per share	$2.4825	$2.4725	$2.4625	$2.4525	$2.4425

	December 31,
	2016	2015	2014	2013	2012
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,547,560	$3,380,642	$3,403,822	$3,158,312	$3,180,095
Total assets	4,788,718	4,628,645	4,600,289	4,315,181	4,189,686
Loss and loss adjustment expense reserves	1,290,248	1,146,688	1,091,797	1,038,984	1,036,123
Unearned premiums	1,074,437	1,049,314	999,798	953,527	920,429
Notes payable	320,000	290,000	290,000	190,000	140,000
Shareholders’ equity	1,752,402	1,820,885	1,875,446	1,822,486	1,842,497
Book value per share	31.70	33.01	34.02	33.15	33.55

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, among others: the competition in the automobile insurance markets in California and the other states in which the Company operates; the cyclical and generally competitive nature of the property and casualty insurance industry and general uncertainties regarding loss reserves or other estimates; the accuracy and adequacy of the Company’s pricing methodologies; the Company’s success in managing its non-California business; the impact of potential third party "bad-faith" legislation, changes in laws, regulations or new interpretations of existing laws and regulations, tax position challenges by the California Franchise Tax Board ("FTB"), and decisions of courts, regulators and governmental bodies, particularly in California; the Company’s ability to obtain and the timing of required regulatory approvals of premium rate changes for insurance policies issued in states where the Company operates; the Company’s reliance on independent agents to market and distribute its insurance policies; the investment yields the Company is able to obtain on its investments and the market risks associated with the Company’s investment portfolio; the effect government policies may have on market interest rates; uncertainties related to assumptions and projections generally, inflation and changes in economic conditions; changes in driving patterns, automobile technologies and loss trends; acts of war and terrorist activities; court decisions, trends in litigation, and health care and automobile repair costs; adverse weather conditions or natural disasters, including those which may be related to climate change, in the markets served by the Company; the stability of the Company’s information technology systems and the ability of the Company to execute on its information technology initiatives; the Company’s ability to realize deferred tax assets or to hold certain securities with current loss positions to recovery or maturity; and other risks and uncertainties, including but not limited to those discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K or that are otherwise described or updated from time to time in the Company’s SEC filings, all of which are difficult to predict and many of which are beyond the Company’s control. GAAP prescribes when a company may reserve for particular risks including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain periods.

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for 77.3% of the $3.2 billion of the Company’s direct premiums written in 2016, and 84% of the private passenger automobile premiums were written in California.
The Company was unable to profitably grow its business in Michigan and Pennsylvania since it began writing insurance in those states in 2004. Michigan and Pennsylvania combined net premiums earned were $15.4 million and $18.6 million in 2015 and 2014, respectively, and combined ratios were 137% and 130% in 2015 and 2014, respectively. During the second quarter of 2016, the Company implemented an exit plan to focus resources on other states with better opportunities for sustainable growth, and with the approval of the regulators in Michigan and Pennsylvania, the Company ceased accepting new business in those states in May 2016. The Company expects to complete the run-off of its Michigan and Pennsylvania operations in 2017.
In line with the goal of improving operating efficiencies outside California and overall long-term profitability, the Company restructured its claims operations in states outside of California resulting in a workforce reduction of approximately 100 employees, primarily in the Company's New Jersey and Florida branch offices. As a result, during the second quarter of 2016, the Company recorded a charge, primarily in loss and loss adjustment expenses, of approximately $2 million for employee termination costs.
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

2016 Financial Performance Summary
The Company’s net income for the year ended December 31, 2016 decreased to $73.0 million, or $1.32 per diluted share, from $74.5 million, or $1.35 per diluted share, for the same period in 2015. Included in net income is $121.9 million of pre-tax investment income that was generated during 2016 on a portfolio of $3.5 billion at fair value at December 31, 2016, compared to $126.3 million of pre-tax investment income that was generated during 2015 on a portfolio of $3.4 billion at fair value at December 31, 2015. Also included in net income are net realized investment losses of $34.3 million and $83.8 million in 2016 and 2015, respectively.

During 2016, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $287 million and $190 million in 2016 and 2015, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Economic Conditions—Many businesses are experiencing the effects of uncertain conditions in the global economy and capital markets, reduced consumer spending and confidence, and continued volatility, which could adversely impact the Company’s financial condition, results of operations, and liquidity. Further, volatility in global capital markets could adversely affect the Company’s investment portfolio. The Company is unable to predict the impact of current and future global economic conditions on the United States, and California, where the majority of the Company’s business is produced.

•
Inflation—The largest cost component for automobile insurers is losses, which include medical, replacement automobile parts, and labor costs. There can be significant variation in the overall increases in medical cost inflation, and it is often a year or more after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated. The Company expects the labor costs to repair automobiles to increase at a higher rate in 2017 than in 2016.

•
Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. Loss frequency trends are affected by many factors such as fuel prices, the economy, the prevalence of distracted driving and collision avoidance and other technology in vehicles. Loss frequency generally increased at a modest rate in 2016.

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

Technology
The Company implemented Guidewire’s InsuranceSuite in 2010, which is a widely adopted industry software leader. By the end of 2016, Guidewire's products have been deployed in most of the states and lines of business in which the Company operates. There have been numerous enhancements to make Guidewire's products easier and more intuitive for internal and external users. The Company also has ongoing initiatives to improve agent and customer facing portals including mobile and web platforms.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2016, the Company implemented rate changes in twelve states. In California, the following rate increases were implemented or filed for DOI approval:

▪
In February, the California DOI approved a 5.0% rate increase on MIC's private passenger automobile line of insurance business, which represented approximately 50% of the total Company's net premiums earned in 2016. This rate increase was implemented in March 2016.

▪
In April 2016, the California DOI approved a 6.9% rate increase on CAIC's private passenger automobile line of insurance business, which represented approximately 14% of the Company’s total net premiums earned in 2016. This rate increase was implemented in June 2016.

▪	In July 2016, CAIC filed for an additional 6.9% rate increase in its private passenger automobile line of business and is awaiting California DOI approval.

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause (the “OSC”), in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance (the “NNC”), in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge (“ALJ”) submitted a proposed decision dismissing the NNC, but the Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Los Angeles Superior

Court in April 2012, and the Commissioner responded with a demurrer. Following a hearing, the Superior Court sustained the Commissioner’s demurrer, based on the Company’s failure to exhaust its administrative remedies, and the Company appealed. The Court of Appeal affirmed the Superior Court's ruling that the Company was required to exhaust its administrative remedies, but expressly preserved for later appeal the legal basis for the ALJ’s dismissal: violation of the Company’s due process rights. Following an evidentiary hearing in April 2013, post-hearing briefs, and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, the proposed decision was not submitted until December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ’s proposed decision, which became the Commissioner’s adopted order (the "Order"). The decision and Order found that from the period July 1, 1996, through 2006, the Company’s "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company's approved rates, and assessed a civil penalty in the amount of $27.6 million against the Company. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Court did not order a stay, and the $27.6 million assessed penalty was paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest.

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. The Company has filed a motion with the ALJ to dismiss the false advertising OSC portion of the NNC based on the Superior Court's findings and legal reasoning. On January 12, 2017, the Commissioner filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. Since the matter has been appealed, the Company has not yet recognized in the consolidated financial statements the vacation of the Commissioner’s Order or established a receivable for the refund of the $27.6 million penalty plus any related interest owed.

The Company has also accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see "Critical Accounting Policies and Estimates" below and Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see Note 17. Commitments and Contingencies—Litigation of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

C. Critical Accounting Policies and Estimates
Loss and Loss Adjustment Expense Reserves ("Loss Reserves")
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
The Company also engages independent actuarial consultants to review the Company’s loss reserves and to provide the annual actuarial opinions required under state statutory accounting requirements. The Company analyzes loss reserves quarterly primarily using the incurred loss, paid loss, average severity coupled with the claim count development methods, and the generalized linear model ("GLM") described below. When deciding among methods to use, the Company evaluates the credibility of each method based on the maturity of the data available and the claims settlement practices for each particular line of insurance business or coverage within a line of insurance business. The Company may also evaluate qualitative factors such as known changes in laws or legal rulings that could affect claims handling or other external environmental factors or internal factors that could affect the settlement of claims. When establishing the loss reserve, the Company generally analyzes the results from all of the methods used rather than relying on a single method. While these methods are designed to determine the ultimate losses on claims under the Company’s policies, there is inherent uncertainty in all actuarial models since they use historical data to project outcomes. The Company believes that the techniques it uses provide a reasonable basis in estimating loss reserves.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. While there are certainly other factors, the Company believes that the following three items tend to create the most variability between expected losses and actual losses.
(1) Inflation
For the Company’s California automobile lines of insurance business, total reserves are comprised of the following:

•	BI reserves—approximately 75% of total reserves

•	Material damage ("MD") reserves, including collision and comprehensive property damage—approximately 10% of total reserves

•	Loss adjustment expense reserves—approximately 15% of total reserves.
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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	40%	13%
BI claims closed one year after the accident year reported	80%	57%
BI claims closed two years after the accident year reported	95%	82%
BI claims closed three years after the accident year reported	98%	93%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $3,500 to $4,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $10,000 to $12,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. Consequently, there is generally a decreasing likelihood of loss reserve development on any particular accident year, as those periods age. At December 31, 2016, the accident years that are most likely to develop are the 2014 through 2016 accident years; however, it is possible that older accident years could develop as well.

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

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2016, 2015, and 2014 accident years, respectively.

During the years 2012 through 2016, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	7.0%	(3.1)%
Second preceding accident year	2.5%	(1.3)%
Third preceding accident year	1.5%	0.3%

The following table presents the effects on the California automobile BI loss reserves for the 2016, 2015, and 2014 accident years based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected (1)		Actual Recorded Severity at 12/31/16 (1)		Implied Inflation Rate Recorded (2)		(A) Pro-forma severity if actual severity is lower by 10% for 2016, 5% for 2015, and 3% for 2014	(B) Pro-forma severity if actual severity is higher by 10% for 2016, 5% for 2015, and 3% for 2014	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2016	29,698	(3)	$11,903	(3)	16.5%	(3)	$10,713	$13,093	$35,341,000	$(35,341,000)
2015	32,216		$10,216		3.7%		$9,705	$10,727	$16,462,000	$(16,462,000)
2014	32,197		$9,855		-1.0%		$9,559	$10,151	$9,530,000	$(9,530,000)
2013	31,263		$9,957		—		$—	$—	$—	$—
Total Loss Development— Favorable (Unfavorable)									$61,333,000	$(61,333,000)
___________

(1)
The number of claims expected and the actual recorded severity for the 2013 through 2015 accident years are not comparable with the amounts previously reported on this table in prior filings. These amounts have been restated to be on a consistent reporting basis with the 2016 accident year.

(2)	Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity.

(3)
During 2016, the Company implemented a claims strategy that reduced the number of small dollar settlements offered shortly after the claims were reported. This strategy reduced the total number of claims expected, which had the effect of increasing the actual recorded severity across the total claims population. There were fewer small dollar claims in the calculation of actual recorded severity for the 2016 accident year compared to prior accident years. Consequently, the 16.5% increase in actual recorded severity is skewed upward due to this strategy change. Had, for example, the number of claims expected for the 2016 accident year of 29,698 been equal to the number of claims expected for the 2015 accident year of 32,216, the change in actual recorded severity for the 2016 accident year would have been 7.4%.

(2) Claim Count Development
The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. For California automobile BI claims, the Company's experience indicates that approximately 4% to 7% additional claims would be reported in the year subsequent to an accident year. However, such late reported claims could be more or less than the Company’s expectations. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to the ultimate claim count.

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

At December 31, 2016, there were 27,896 BI claims reported for the 2016 accident year and the Company estimates that these are expected to ultimately grow by approximately 6.5%. The Company believes that while actual development in recent years has ranged approximately from 4% to 7%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim count within the broader possible range at December 31, 2016:
California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2016 Accident Year	Claims Reported	Amount Recorded at 12/31/16 at 6.5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	27,896	29,698	27,896	30,686
Approximate average cost per claim	Not meaningful	$11,903	$11,903	$11,903
Total dollars	Not meaningful	$353,495,000	$332,046,000	$365,255,000
Total Loss Development—Favorable (Unfavorable)			$21,449,000	$(11,760,000)
(3) Unexpected Losses From Older Accident Periods
Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2016, the Company incurred losses totaling approximately $10 million on three separate large claims from accident periods prior to 2013. These were related to either adverse legal outcomes or provisions made for the likelihood of adverse legal outcomes.

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
Discussion of losses and loss reserves and prior period loss development at December 31, 2016
At December 31, 2016 and 2015, the Company recorded its point estimate of approximately $1.29 billion and $1.15 billion, respectively, in loss and loss adjustment expense reserves, which include approximately $534.8 million and $440.7 million, respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2016 and 2015, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2016, the Company reported unfavorable development of approximately $85 million on the 2015 and prior accident years’ loss and loss adjustment expense reserves, which at December 31, 2015 totaled approximately $1.15 billion. The unfavorable development in 2016 was primarily from the California and Florida automobile lines of business.

During 2016, the Company recorded catastrophe losses of approximately $27 million resulting primarily from severe storms outside of California and rainstorms in California.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of these financial instruments held at December 31, 2016 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes
At December 31, 2016, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, AMT credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was (3.3)% for 2016, compared to (5.5)% for 2015. The increase in the effective tax rate was mainly due to an increase in liability for uncertain tax positions in 2016 combined with a decrease in liability for uncertain tax positions in 2015. The Company’s effective tax rate for the years ended December 31, 2016 and 2015 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Net premiums written and net premiums earned in 2016 increased 5.2% and 5.9%, respectively, from 2015. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners and commercial automobile policies written in California.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2016	2015
	(Amounts in thousands)
Net premiums earned	$3,131,773	$2,957,897
Change in net unearned premiums	24,015	41,495
Net premiums written	$3,155,788	$2,999,392

Expenses
Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies' consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2016	2015
Loss ratio	75.2%	72.5%
Expense ratio	25.5%	26.7%
Combined ratio	100.7%	99.2%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $85 million and $13 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2016 and 2015, respectively. The unfavorable development in 2016 was primarily from the California and Florida automobile lines of business. The unfavorable development in 2015 was primarily from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California personal automobile line of business. The 2016 loss ratio was also negatively impacted by a total of $27 million of catastrophe losses mostly due to severe storms outside of California and rainstorms in California. The 2015 loss ratio was also negatively impacted by a total of $19 million of catastrophe losses mostly due to severe storms outside of California, and rainstorms and wildfires in California. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio for the year ended December 31, 2016 was 71.6%, which is comparable to 71.5% for the year ended December 31, 2015.

Expense ratio is calculated by dividing the sum of policy acquisition costs plus other operating expenses by net premiums earned. The lower expense ratio for the year ended December 31, 2016 was primarily attributable to lower advertising expenses and lower overall compensation costs, including bonuses, compared to the year ended December 31, 2015.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax benefit was $2.3 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively. The $1.6 million decrease in income tax benefit was mainly due to an increase in liability for uncertain tax positions in 2016 combined with a decrease in liability for uncertain tax positions in 2015.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2016	2015
	(Amounts in thousands)
Average invested assets at cost (1)	$3,390,769	$3,293,948
Net investment income (2)
Before income taxes	$121,871	$126,299
After income taxes	$107,140	$110,382
Average annual yield on investments (2)
Before income taxes	3.6%	3.8%
After income taxes	3.2%	3.4%
Net realized investment losses	$(34,255)	$(83,807)
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before and after income taxes and average annual yields on investments after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment (losses) gains included in net income:

	Year Ended December 31, 2016
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$(15,806)	$(56,584)	$(72,390)
Equity securities (1)(3)	(499)	23,722	23,223
Short-term investments (1)	(524)	57	(467)
Total return swaps	107	11,426	11,533
Options sold	3,846	—	3,846
Total	$(12,876)	$(21,379)	$(34,255)

	Year Ended December 31, 2015
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$136	$(39,304)	$(39,168)
Equity securities (1)(3)	(17,459)	(22,988)	(40,447)
Short-term investments (1)	(1,396)	561	(835)
Total return swaps	1,062	(7,500)	(6,438)
Options sold	3,021	60	3,081
Total	$(14,636)	$(69,171)	$(83,807)
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)	The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair values in 2016 and 2015 were adversely affected by the increases in market interest rates.

(3)
In 2016, the increases in the fair value of equity securities were primarily due to an overall improvement in the equity markets. In 2015, the decreases in the fair value of equity securities were primarily due to a decline in the value of the Company's holdings in industrial stocks.

Net Income

	Year Ended December 31,
	2016	2015
	(Amounts in thousands, except per share data)
Net income	$73,044	$74,479
Basic average shares outstanding	55,249	55,157
Diluted average shares outstanding	55,302	55,209
Basic Per Share Data:
Net income	$1.32	$1.35
Net realized investment losses, net of tax	$(0.40)	$(0.99)
Diluted Per Share Data:
Net income	$1.32	$1.35
Net realized investment losses, net of tax	$(0.40)	$(0.99)

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Net premiums earned	$2,957,897	$2,796,195
Change in net unearned premiums	41,495	44,727
Net premiums written	$2,999,392	$2,840,922

Expenses
The following table presents the Company’s consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2015	2014
Loss ratio	72.5%	71.0%
Expense ratio	26.7%	27.7%
Combined ratio (1)	99.2%	98.8%
__________

(1)	Combined ratio for 2014 does not sum due to rounding.

The Company’s loss ratio was affected by unfavorable development of approximately $13 million and favorable development of approximately $3 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2015 and 2014, respectively. The unfavorable development in 2015 was primarily from the California homeowners and automobile lines of business outside of California, which was partially offset by favorable development in the California personal automobile line of business. The favorable development in 2014 was primarily from California personal automobile lines of insurance business partially offset by adverse development in other states. The 2015 loss ratio was also negatively impacted by a total of $19 million of catastrophe losses mostly due to severe storms outside of California, and rainstorms and wildfires in California. The 2014 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses mostly due to winter freeze events in the East Coast and homeowners losses in California from severe rainstorms. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 71.5% and 70.7% for the years ended December 31, 2015 and 2014, respectively. The increase in the adjusted loss ratio was primarily due to higher loss frequency and severity.
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

Net Income

	Year Ended December 31,
	2015	2014
	(Amounts in thousands, except per share data)
Net income	$74,479	$177,949
Basic average shares outstanding	55,157	55,008
Diluted average shares outstanding	55,209	55,020
Basic Per Share Data:
Net income	$1.35	$3.23
Net realized investment gains (losses), net of tax	$(0.99)	$0.95
Diluted Per Share Data:
Net income	$1.35	$3.23
Net realized investment gains (losses), net of tax	$(0.99)	$0.95

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $144 million in 2017 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $111 million during 2016. As of December 31, 2016, Mercury General had approximately $137 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt and debt service costs, and the purchase of investments.
B. Cash Flows
The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985, and does not attempt to match the duration and timing of asset maturities with those of liabilities. Rather, the Company manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $596.0 million at December 31, 2016 as well as $70 million of credit available on a $250 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2016 was $287.5 million, an increase of $97.2 million compared to the year ended December 31, 2015. The increase was primarily due to an increase in premium collections and decreases in income taxes and operating expenses paid, partially offset by higher paid losses, loss adjustment expenses and policy acquisition costs. Operating expenditures for the year ended December 31, 2015 included the payment of the $27.6 million penalty assessed by California DOI as discussed in "Regulatory and Legal Matters" above. The Company utilized the cash provided by operating activities during the year ended December 31, 2016 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2016 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$381,189
Due after one year through two years	180,164
Due after two years through three years	147,746
Due after three years through four years	98,038
Due after four years through five years	89,102
$896,239

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2016:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,288	$12,275
Municipal securities	2,432,181	2,449,292
Mortgage-backed securities	39,082	39,777
Corporate securities	189,780	189,688
Collateralized loan obligations	85,429	86,525
Other asset-backed securities	36,650	36,996
	2,795,410	2,814,553
Equity securities:
Common stock	286,503	316,450
Non-redeemable preferred stock	32,436	31,809
Private equity funds	12,831	9,068
	331,770	357,327
Short-term investments	375,700	375,680
Total investments	$3,502,880	$3,547,560
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

At December 31, 2016, 68.8% of the Company’s total investment portfolio at fair value and 86.7% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At December 31, 2016, 75.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in sub-prime lenders.
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
The following table presents the maturity and duration of the Company's fixed maturity securities portfolio:

	December 31, 2016	December 31, 2015
	(in years)
Fixed Maturity Securities
Nominal average maturities:
excluding short-term instruments	11.9	12.6
including short-term instruments	10.5	12.2
Call-adjusted average maturities:
excluding short-term instruments	4.5	3.4
including short-term instruments	4.0	3.3
Modified durations reflecting anticipated early calls:
excluding short-term instruments	4.1	3.2
including short-term instruments	3.7	3.1
Collateralized Mortgage Obligations Modified Durations	3.7	1.9
Short-term Instruments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2016, consistent with the average rating at December 31, 2015. The Company’s municipal bond holdings of which 99.6% were tax exempt, represented 87.0% of its fixed maturity portfolio at December 31, 2016, at fair value, and are broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2016, fixed maturity holdings rated below investment grade and non-rated bonds totaled $51.6 million and $86.6 million, respectively, at fair value, and represented 1.8% and 3.1%, respectively, of total fixed maturity securities. At December 31, 2015, fixed maturity holdings rated below investment grade and non-rated bonds totaled $37.5 million and $6.2 million, respectively, at fair value, and represented 1.3% and 0.2%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2016, with 84.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 10.4% and 5.5% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2016. The downgrades were slight and still within the investment grade portfolio in 2016.

The following table presents the credit quality ratings of the Company’s fixed maturity portfolio at fair value.

	December 31, 2016
	AAA	AA(1)	A(1)	BBB(1)	Non-Rated/Other	Total
	(Dollars in thousands)
Security Type
U.S. government bonds and agencies:
Treasuries	$12,275	$—	$—	$—	$—	$12,275
Government agency	—	—	—	—	—	—
Total	12,275	—	—	—	—	12,275
	100.0%	—	—	—	—	100.0%
Municipal securities:
Insured	64,242	229,807	391,361	28,007	9,275	722,692
Uninsured	67,725	628,482	789,532	159,648	81,213	1,726,600
Total	131,967	858,289	1,180,893	187,655	90,488	2,449,292
	5.4%	35.0%	48.2%	7.6%	3.8%	100.0%
Mortgage-backed securities:
Commercial	4,649	11,828	8,191	3,883	1,427	29,978
Agencies	3,282	—	—	—	—	3,282
Non-agencies:
Prime	—	—	529	94	1,423	2,046
Alt-A	—	—	—	1,105	3,366	4,471
Total	7,931	11,828	8,720	5,082	6,216	39,777
	19.9%	29.7%	21.9%	12.8%	15.6%	100.0%
Corporate securities:
Basic materials	—	—	—	6,469	2,450	8,919
Communications	—	—	164	5,814	—	5,978
Consumer—cyclical	—	—	2,231	14,211	4,559	21,001
Consumer—non-cyclical	—	—	315	4,707	—	5,022
Energy	—	—	6,411	23,746	31,306	61,463
Financial	—	840	23,658	32,160	—	56,658
Industrial	—	—	167	4,798	—	4,965
Technology	—	—	—	6,487	3,437	9,924
Utilities	—	—	6,035	9,723	—	15,758
Total	—	840	38,981	108,115	41,752	189,688
	—	0.4%	20.6%	57.0%	22.0%	100.0%
Collateralized loan obligations:
Corporate	5,864	—	80,661	—	—	86,525
Total	5,864	—	80,661	—	—	86,525
	6.8%	—	93.2%	—	—	100.0%
Other asset-backed securities	5,197	7,951	9,115	14,733	—	36,996
	14.0%	21.5%	24.6%	39.8%	—	100.0%
Total	$163,234	$878,908	$1,318,370	$315,585	$138,456	$2,814,553
	5.8%	31.2%	46.8%	11.2%	4.9%	100.0%
__________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies
The Company had $15.6 million, or 0.6% of its fixed maturity portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at December 31, 2016. In February 2016, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government issued debt, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.
Municipal Securities
The Company had $2.45 billion at fair value ($2.43 billion at amortized cost) in municipal bonds at December 31, 2016, of which $722.7 million were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2016.

60.6% of the insured municipal securities, most of which are investment grade, are insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2016, the average rating of the Company’s insured investment grade municipal securities was A+. The remaining 39.4% of insured municipal securities have bond insurers that have credit ratings below or equal to the financial strength of the underlying issuers; therefore, the Company believes the insurance does not provide a credit enhancement.

The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be additional downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of those municipal bonds.
Mortgage-Backed Securities
At December 31, 2016 and 2015, respectively, the mortgage-backed securities portfolio of $39.8 million and $49.8 million at fair value ($39.1 million and $49.6 million at amortized cost) was categorized as loans to "prime" borrowers except for $4.5 million and $5.4 million ($4.5 million and $5.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $30.0 million and $37.3 million ($29.6 million and $37.6 million at amortized cost) in commercial mortgage-backed securities at December 31, 2016 and 2015, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B- at December 31, 2016 , compared to B at December 31, 2015. The weighted-average rating of the entire mortgage backed securities portfolio was A at December 31, 2016, compared to A- at December 31, 2015.
Corporate Securities
Included in fixed maturity securities are $189.7 million and $243.3 million of corporate securities, which had durations of 2.4 and 2.8 years, at December 31, 2016 and 2015, respectively. The weighted-average rating was BBB- and BBB as of December 31, 2016 and 2015, respectively.
Collateralized Loan Obligations
Included in fixed maturities securities are collateralized loan obligations of $86.5 million and $50.5 million, which represented 2.4% and 1.5% of the total investment portfolio, and had durations of 4.4 years and 5.7 years at December 31, 2016 and 2015, respectively.
Equity Securities
Equity holdings of $357.3 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains in 2016 due to changes in fair value of the Company’s equity portfolio were $23.7 million. The primary cause of the increase in the value of the Company's equity securities was the overall increase in the equity markets in 2016.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2016, 10.1% of the total investment portfolio at fair value was held in equity securities, compared to 9.3% at December 31, 2015.

The following table presents the equity security portfolio by industry sector at December 31, 2016 and 2015:

	December 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$10,834	$12,895	$17,094	$16,027
Communications	15,596	15,935	22,226	21,759
Consumer—cyclical	25,950	28,481	34,707	38,378
Consumer—non-cyclical	23,798	22,125	31,694	32,480
Energy	45,230	52,654	38,560	34,895
Financial	56,167	59,226	40,730	41,974
Funds	37,750	34,840	19,017	16,676
Industrial	26,050	29,665	17,261	17,110
Technology	19,409	22,450	19,105	18,397
Utilities	70,986	79,056	73,134	77,666
	$331,770	$357,327	$313,528	$315,362
D. Debt
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2016	2015
				(Amounts in thousands)

Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2018 (2)	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	180,000	150,000
Total				$320,000	$290,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility, which was later expanded to a borrowing capacity of $250 million. The interest rate on borrowings under the credit facility is based on the Company’s debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. In 2016, the interest rate was LIBOR plus 112.5 basis points on the $180 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility. The interest rate was approximately 1.73% at December 31, 2016.

(2)	Effective December 28, 2016, the Company extended the maturity date from December 3, 2017 to December 3, 2018.

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and RBC ratio. The Company was in compliance with all of its loan covenants at December 31, 2016.

For a further discussion, see Note 7. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

E. Capital Expenditures
In 2016, the Company made capital expenditures, including capitalized software, of approximately $18.8 million primarily related to Information Technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2016, 2015, and 2014, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 375% of the authorized control level RBC as of December 31, 2016, 2015 and 2014. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.44 billion at December 31, 2016, and net premiums written of $3.2 billion, the ratio of premiums written to surplus was 2.19 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2016. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Awaiting final report.
CA	Market Conduct Claims	2015	Fieldwork is expected to begin in the 1st quarter of 2017.
CA	Rating and Underwriting	2014	Fieldwork began in July 2014.
VA	Market Conduct	2014 to 2015	Received draft report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date are expected to be material to the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2016 are summarized as follows:

Contractual Obligations (4)		Payments Due By Period
	Total	2017	2018	2019	2020	2021	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$330,754	$23,693	$124,028	$183,033	$—	$—	$—
Lease obligations(2)	27,098	14,647	6,784	2,713	1,945	861	148
Loss and loss adjustment expense reserves(3)	1,290,248	851,692	222,556	109,147	63,773	28,858	14,222
Total contractual obligations	$1,648,100	$890,032	$353,368	$294,893	$65,718	$29,719	$14,370
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2016 because the debt amounts above include interest, calculated by using the average one-month LIBOR rate in 2016 plus the bank margin in effect.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2022.

(3)
Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2016. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. The loss and loss adjustment expense payments in 2016 related to prior years exceeded the payment amount disclosed on this table in our prior year filing by approximately 10%, largely due to increases in prior year loss reserve estimates and normal volatility in payment patterns. The Company believes that cash flows from operations and existing cash and investments are sufficient to meet these obligations despite the uncertainty in payment patterns. For more detailed information on the Company's liquidity and cash flows, see "Liquidity and Capital Resources—B. Cash Flows" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)	The table excludes liabilities of $11.8 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of December 31, 2016, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2015.
The following table presents municipal bond holdings by state in descending order of holdings at fair value at December 31, 2016:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$428,534	AA-
California	262,313	A+
Florida	190,331	A+
Illinois	180,623	A
Washington	106,535	AA-
Other states	1,280,956	A+
Total	$2,449,292
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 13.3% of the Company’s fixed maturity portfolio at December 31, 2016. 4.1% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at December 31, 2016. 12.8% of the Company’s taxable fixed maturity securities, representing 1.7% of its total fixed maturity portfolio, were rated below investment grade. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2016, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $316.5 million in common stocks, $31.8 million in non-redeemable preferred stocks, and $9.1 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 8.9% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Amounts in thousands, except Average Beta)
Average Beta	0.83	0.89
Hypothetical reduction in the overall value of the stock market of 25%	$70,410	$62,359
Hypothetical reduction in the overall value of the stock market of 50%	$140,820	$124,717

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
The value of the fixed maturity portfolio at December 31, 2016, which represented 79.3% of total investments at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall bond portfolio reflecting anticipated early calls was 3.7 years at December 31, 2016 compared to 3.2 years and 2.8 years at December 31, 2015 and 2014, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at December 31, 2016 would decrease by $116.4 million or $232.9 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company’s bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury General Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercury General Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
February 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
We have audited Mercury General Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercury General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercury General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercury General Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 9, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
February 9, 2017

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,795,410; $2,804,275)	$2,814,553	$2,880,003
Equity securities (cost $331,770; $313,528)	357,327	315,362
Short-term investments (cost $375,700; $185,353)	375,680	185,277
Total investments	3,547,560	3,380,642
Cash	220,318	264,221
Receivables:
Premiums	459,152	436,621
Accrued investment income	41,205	42,747
Other	24,635	21,925
Total receivables	524,992	501,293
Deferred policy acquisition costs	200,826	201,762
Fixed assets, net	155,910	157,131
Current income taxes	—	9,041
Deferred income taxes	45,277	23,231
Goodwill	42,796	42,796
Other intangible assets, net	25,625	31,702
Other assets	25,414	16,826
Total assets	$4,788,718	$4,628,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,290,248	$1,146,688
Unearned premiums	1,074,437	1,049,314
Notes payable	320,000	290,000
Accounts payable and accrued expenses	112,334	122,571
Current income taxes	9,962	—
Other liabilities	229,335	199,187
Total liabilities	3,036,316	2,807,760
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,289; 55,164	95,529	90,985
Additional paid-in capital	—	8,870
Retained earnings	1,656,873	1,721,030
Total shareholders’ equity	1,752,402	1,820,885
Total liabilities and shareholders’ equity	$4,788,718	$4,628,645

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net premiums earned	$3,131,773	$2,957,897	$2,796,195
Net investment income	121,871	126,299	125,723
Net realized investment (losses) gains	(34,255)	(83,807)	81,184
Other	8,294	8,911	8,671
Total revenues	3,227,683	3,009,300	3,011,773
Expenses:
Losses and loss adjustment expenses	2,355,138	2,145,495	1,986,122
Policy acquisition costs	562,545	539,231	526,208
Other operating expenses	235,314	250,839	249,381
Interest	3,962	3,168	2,637
Total expenses	3,156,959	2,938,733	2,764,348
Income before income taxes	70,724	70,567	247,425
Income tax (benefit) expense	(2,320)	(3,912)	69,476
Net income	$73,044	$74,479	$177,949
Net income per share:
Basic	$1.32	$1.35	$3.23
Diluted	$1.32	$1.35	$3.23

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Common stock, beginning of year	$90,985	$88,705	$81,591
Proceeds of stock options exercised	1,818	2,111	6,824
Payment for vested restricted stock units and related taxes	1,671	—	—
Share-based compensation expense	142	142	142
Excess tax benefits related to share-based compensation	913	27	148
Common stock, end of year	95,529	90,985	88,705
Additional paid in capital, beginning of year	8,870	3,804	411
Share-based compensation expense	—	5,066	3,970
Payment for vested restricted stock units and related taxes	(5,122)	—	—
Reclassification of restricted stock units from equity to liability award	(3,435)	—	—
Exercise of stock options	(313)	—	(577)
Additional paid in capital, end of year	—	8,870	3,804
Retained earnings, beginning of year	1,721,030	1,782,937	1,740,484
Net income	73,044	74,479	177,949
Dividends paid to shareholders	(137,201)	(136,386)	(135,496)
Retained earnings, end of year	1,656,873	1,721,030	1,782,937
Total shareholders’ equity	$1,752,402	$1,820,885	$1,875,446

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,044	$74,479	$177,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,385	26,478	28,054
Net realized investment losses (gains)	34,255	83,807	(81,184)
Bond amortization, net	26,873	21,360	18,918
Excess tax benefits related to share-based compensation	(913)	(27)	(148)
Increase in premiums receivable	(22,531)	(41,512)	(23,934)
Changes in current and deferred income taxes	(2,130)	(35,287)	8,343
Decrease (increase) in deferred policy acquisition costs	936	(4,560)	(2,736)
Increase in unpaid losses and loss adjustment expenses	143,560	36,214	52,813
Increase in unearned premiums	25,124	42,552	46,271
(Decrease) increase in accounts payable and accrued expenses	(10,586)	(35,086)	31,019
Share-based compensation	142	5,208	4,112
(Decrease) increase in other payables	(2,627)	18,114	(10,988)
Other, net	(4,059)	(1,496)	(1,954)
Net cash provided by operating activities	287,473	190,244	246,535
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,077,638)	(965,701)	(542,494)
Sales	396,766	260,946	209,680
Calls or maturities	647,059	386,644	330,637
Equity securities available for sale in nature:
Purchases	(714,113)	(748,217)	(868,383)
Sales	696,138	805,417	745,058
Calls	—	2,851	1,044
Changes in securities payable and receivable	29,958	(1,387)	9,294
Net (increase) decrease in short-term investments and purchased options	(191,530)	187,492	(56,530)
Purchase of fixed assets	(16,979)	(20,112)	(26,037)
Sale of fixed assets	14	141	224
Business acquisition, net of cash acquired	—	7,771	—
Other, net	3,605	2,473	3,472
Net cash used in investing activities	(226,720)	(81,682)	(194,035)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(137,201)	(136,386)	(135,496)
Excess tax benefits related to share-based compensation	913	27	148
Proceeds from stock options exercised	1,632	2,111	6,247
Proceeds from bank loan	30,000	—	100,000
Net cash used in financing activities	(104,656)	(134,248)	(29,101)
Net (decrease) increase in cash	(43,903)	(25,686)	23,399
Cash:
Beginning of year	264,221	289,907	266,508
End of year	$220,318	$264,221	$289,907
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$3,531	$2,989	$2,543
Income taxes (refunded) paid	$(183)	$31,390	$61,139

See accompanying notes to consolidated financial statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical breakdown, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 77% of the Company’s direct premiums written in 2016, 2015, and 2014, of which approximately 84%, 83%, and 83% of the private passenger automobile premiums were written in California during 2016, 2015, and 2014, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	Mercury National Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Insurance Company
California Automobile Insurance Company ("CAIC")	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia	Workmen's Auto Insurance Company ("WAIC")(4)

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(3)
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle.

(4)	California domiciled insurance company acquired in 2015. See Note 20. Acquisition.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2016, 2015 and 2014.
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
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $19 million and $21 million at December 31, 2016 and 2015, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $562.5 million, $539.2 million, and $526.2 million during the years ended December 31, 2016, 2015, and 2014, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $40 million, $44 million, and $23 million during the years ended December 31, 2016, 2015, and 2014, respectively.
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2016, 2015, and 2014.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2016 and 2015, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $3.16 billion, $3.00 billion, and $2.84 billion in 2016, 2015, and 2014, respectively.
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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2016 and 2015, potential dilutive securities consisted of outstanding stock options and restricted stock units ("RSUs") granted from the Company's 2014 Long Term Incentive Plan. See Note 16. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2016, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

Share-Based Compensation
Share-based compensation expense for all stock options granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four or five years for options granted prior to 2008 and four years for options granted subsequent to January 1, 2008, for only those shares expected to vest. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

The fair value of each restricted stock unit grant was determined based on the market price on the grant date for awards classified as equity and on each reporting date for awards classified as a liability. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost would be reversed. See Note 15. Share-Based Compensation for additional disclosures.

Recently Issued Accounting Standards

In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 will be effective for the Company beginning January 1, 2018. The Company is evaluating the impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The new guidance is intended to reduce diversity in how certain transactions are classified in the consolidated statement of cash flows. ASU 2016-15 will be effective for the Company beginning January 1, 2018. The Company is evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of incurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. ASU 2016-13 becomes effective for the Company beginning with the first quarter ending March 31, 2020. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company with the quarter ending March 31, 2017. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 becomes effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In May 2015, the FASB issued ASU 2015-09, "Financial Services -Insurance (Topic 944), Disclosures About Short-Duration Contracts." ASU 2015-09 requires insurance entities to provide additional disclosures related to claims liabilities. The additional disclosure requirements for the annual reports include: (1) claims development information by accident year, on a net of reinsurance basis, for the number of years for which claims incurred remain outstanding but not to exceed the most recent 10 years, and for the most recent reporting period presented, an insurer also needs to disclose the amount of total net outstanding claims for all accident years included in the claims development tables; (2) a reconciliation of claims development information and the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses; and (3) information about the claims frequency and the amount of the incurred-but-not-reported liabilities for each accident year presented. In addition, a description of the methodology used to determine the amounts disclosed is required. The roll forward of the liability for unpaid claims and claims adjustment expenses, currently required only for annual periods, will also be required for interim periods. ASU 2015-09 became effective for the Company beginning with the annual period ended December 31, 2016, and quarter periods beginning with the first quarter of 2017. Although the adoption of this standard did not have a material impact on its consolidated financial statements, the Company expanded the nature and extent of its insurance contracts disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer in the amount to which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for the Company to January 1, 2018. Through the first half of 2016, the FASB issued additional ASUs on Topic 606 that do not change the core principle of the guidance in ASU 2014-09 but merely clarify certain aspects of it. The additional ASUs also become effective for the Company beginning January 1, 2018. As the accounting for insurance contracts is outside of the scope of ASU 2014-09, the Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, or cash flows.

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
The following table presents estimated fair values of financial instruments:

	December 31,
	2016	2015
	(Amounts in thousands)
Assets
Investments	$3,547,560	$3,380,642
Total return swaps	667	—
Liabilities
Total return swaps	$765	$11,525
Options sold	20	260
Secured notes	140,000	140,000
Unsecured note	180,000	150,000
Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment (losses) gains in the consolidated statements of operations. See Note 3. Investments for additional information.

Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.02 million and $0.26 million were included in other liabilities at December 31, 2016 and 2015, respectively.

Total Return Swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at December 31, 2016 and 2015 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.

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

Unsecured Note Payable
The fair value of the Company's $180 million unsecured note, classified as Level 2 in the fair value hierarchy described in Note 4. Fair Value Measurement, is based on the unadjusted quoted price for similar notes in active markets. The fair value of the unsecured note approximated its carrying value.
For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurement.

3. Investments

The following table presents (losses) gains due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Fixed maturity securities	$(56,584)	$(39,304)	$77,208
Equity securities	23,722	(22,988)	(32,922)
Short-term investments	57	561	(527)
Total	$(32,805)	$(61,731)	$43,759

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2016			2015			2014
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$3,327	$(19,133)	$(15,806)	$631	$(495)	$136	$7,015	$(9,734)	$(2,719)
Equity securities	29,446	(29,945)	(499)	41,305	(58,764)	(17,459)	59,342	(17,705)	41,637
Short-term investments	6	(529)	(523)	—	(1,396)	(1,396)	—	(1,943)	(1,943)
Contractual Maturity
At December 31, 2016, fixed maturity holdings rated below investment grade and non-rated comprised 3.9% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2016 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$381,189
Due after one year through five years	515,049
Due after five years through ten years	316,173
Due after ten years	1,602,142
Total	$2,814,553

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Fixed maturity securities	$104,111	$108,122	$104,946
Equity securities	14,629	14,630	17,313
Short-term investments	8,936	9,033	8,561
Total investment income	$127,676	$131,785	$130,820
Less: investment expense	(5,805)	(5,486)	(5,097)
Net investment income	$121,871	$126,299	$125,723

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

The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of December 31, 2016. At December 31, 2016 and 2015, $9.1 million and $10.4 million, respectively, of equity securities were valued based on broker quotes for underlying debt and credit instruments and an estimated benchmark spread for similar assets in active markets.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $30.0 million and $37.3 million at December 31, 2016 and 2015, respectively, in commercial mortgage-backed securities.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,275	$—	$—	$12,275
Municipal securities	—	2,449,292	—	2,449,292
Mortgage-backed securities	—	39,777	—	39,777
Corporate securities	—	189,688	—	189,688
Collateralized loan obligations	—	86,525	—	86,525
Other asset-backed securities	—	36,996	—	36,996
Equity securities:
Common stock	316,450	—	—	316,450
Non-redeemable preferred stock	—	31,809	—	31,809
Private equity funds	—	—	9,068	9,068
Short-term investments:
Short-term bonds	70,393	20,233	—	90,626
Money market instruments	285,054	—	—	285,054
Other assets:
Total return swaps	—	667	—	667
Total assets at fair value	$684,172	$2,854,987	$9,068	$3,548,227
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	180,000	—	180,000
Other liabilities:
Total return swaps	—	765	—	765
Options sold	20	—	—	20
Total liabilities at fair value	$20	$320,765	$—	$320,785

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$22,507	$—	$—	$22,507
Municipal securities	—	2,505,040	—	2,505,040
Mortgage-backed securities	—	49,838	—	49,838
Corporate securities	—	243,372	—	243,372
Collateralized debt obligations	—	50,548	—	50,548
Other asset-backed securities	—	8,698	—	8,698
Equity securities:
Common stock	280,263	—	—	280,263
Non-redeemable preferred stock	—	24,668	—	24,668
Private equity funds	—	—	10,431	10,431
Short-term investments:
Short-term bonds	69,991	9,850	—	79,841
Money market instruments	105,436	—	—	105,436
Total assets at fair value	$478,197	$2,892,014	$10,431	$3,380,642
Liabilities
Notes payable:
Secured notes	$—	$140,000	$—	$140,000
Unsecured notes	—	150,000	—	150,000
Other liabilities:
Total return swaps	—	11,525	—	11,525
Options sold	260	—	—	260
Total liabilities at fair value	$260	$301,525	$—	$301,785

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Funds
	Year Ended December 31,
	2016	2015
	(Amounts in thousands)
Beginning balance	$10,431	$11,719
Realized losses included in earnings	(1,363)	(4,175)
Reclassification from other assets	—	2,911
Sales	—	—
Settlements	—	(24)
Ending balance	$9,068	$10,431
The amount of total losses for the period included in earnings attributable to assets still held at December 31	$(1,363)	$(5,385)

There were no transfers between Levels 1, 2, and 3 of of the fair value hierarchy in 2016 and 2015.

At December 31, 2016 and 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2016	2015
	(Amounts in thousands)
Land	$26,770	$26,770
Buildings and improvements	134,952	132,529
Furniture and equipment	114,156	109,802
Capitalized software	190,092	178,113
Leasehold improvements	9,369	9,109
	475,339	456,323
Less accumulated depreciation and amortization	(319,429)	(299,192)
Fixed assets, net	$155,910	$157,131

Depreciation expense, including amortization of leasehold improvements, was $20.2 million, $20.5 million, and $22.1 million during 2016, 2015, and 2014, respectively.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2016	2015	2014
	(Amounts in thousands)
Balance, beginning of year	$201,762	$197,202	$194,466
Policy acquisition costs deferred	561,610	543,791	528,944
Amortization	(562,546)	(539,231)	(526,208)
Balance, end of year	$200,826	$201,762	$197,202

7. Notes Payable
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2016	2015
				(Amounts in thousands)
Secured credit facility	Bank of America	LIBOR plus 40 basis points	December 3, 2018 (2)	$120,000	$120,000
Secured loan	Union Bank	LIBOR plus 40 basis points	December 3, 2017	20,000	20,000
Unsecured credit facility	Bank of America and Union Bank	(1)	December 3, 2019	180,000	150,000
Total				$320,000	$290,000
__________

(1)
On July 2, 2013, the Company entered into an unsecured $200 million five-year revolving credit facility, which later was expanded to a borrowing capacity of $250 million. The interest rate on borrowings under the credit facility is based on the Company's debt to total capital ratio and ranges from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is above 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is above 25%. Debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. In 2016, the interest rate was LIBOR plus 112.5 basis points on the $180 million of borrowings and 12.5 basis points on the undrawn portion of the credit facility. The interest rate was approximately 1.73% at December 31, 2016.

(2)	Effective December 28, 2016, the Company extended the maturity date from December 3, 2017 to December 3, 2018.

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

The bank loan and credit facilities contain financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk-based capital ("RBC") ratio. The Company was in compliance with all of its loan covenants at December 31, 2016.

The aggregated maturities of notes payable are as follows:

Maturity	(Amounts in thousands)
2017	$20,000
2018	120,000
2019	180,000

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

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points on approximately $108 million and $95 million of underlying obligations as of December 31, 2016 and 2015, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2017, the agreement was renewed for an additional year expiring February 17, 2018, and the interest rate was changed to LIBOR plus 128 basis points.

On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional one-year term through February 17, 2018. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points on approximately $152 million and $124 million of underlying obligations as of December 31, 2016 and 2015, respectively. The agreement was amended in January 2017 and the interest rate was changed to LIBOR plus 128 basis points.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains (losses) in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Amounts in thousands)
Total return swaps - Other assets	$667	$—	$—	$—
Options sold - Other liabilities	—	—	20	260
Total return swaps - Other liabilities	—	—	765	11,525
Total derivatives	$667	$—	$785	$11,785

	Gains (Losses)Recognized in Income
	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Total return swaps - Net realized investment gains (losses)	$11,533	$(6,438)	$(2,969)
Options sold - Net realized investment gains	3,846	3,081	3,419
Total	$15,379	$(3,357)	$450

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

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2016:
Customer relationships	$52,430	$(39,332)	$13,098	11
Trade names	15,400	(5,133)	10,267	24
Technology	4,300	(3,440)	860	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,530	$(47,905)	$25,625

As of December 31, 2015:
Customer relationships	$52,430	$(34,327)	$18,103	11
Trade names	15,400	(4,491)	10,909	24
Technology	4,300	(3,010)	1,290	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,530	$(41,828)	$31,702

In 2015, the Company recognized $1.4 million of other intangible assets for a state insurance license related to the acquisition of Workmen's Auto Insurance Company. See Note 20. Acquisition for the acquisition's cost allocation.

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during any of the periods presented.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $6.1 million, $6.0 million, and $6.0 million in the years ended December 31, 2016, 2015, and 2014, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2016:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2017	$5,349
2018	5,335
2019	4,906
2020	758
2021	738
Thereafter	7,139
Total	$24,225

10. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax (benefit) expense consisted of the following components:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Federal
Current	$17,444	$21,942	$44,469
Deferred	(21,947)	(25,594)	20,444
	$(4,503)	$(3,652)	$64,913
State
Current	$2,239	$943	$4,421
Deferred	(56)	(1,203)	142
	$2,183	$(260)	$4,563
Total
Current	$19,683	$22,885	$48,890
Deferred	(22,003)	(26,797)	20,586
Total	$(2,320)	$(3,912)	$69,476

The income tax (benefit) expense reflected in the consolidated statements of operations is reconciled to the federal income tax (benefit) expense on income before income taxes based on a statutory rate of 35% as shown in the table below:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Computed tax expense at 35%	$24,753	$24,699	$86,598
Tax-exempt interest income	(26,197)	(26,993)	(27,839)
Dividends received deduction	(2,303)	(1,613)	(2,027)
State tax expense	1,907	(287)	3,872
Nondeductible expenses	303	575	9,900
Other, net	(783)	(293)	(1,028)
Income tax (benefit) expense	$(2,320)	$(3,912)	$69,476
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$77,104	$75,406
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	9,864	9,518
Write-down of impaired investments	726	857
Tax credit carryforward	47,238	36,349
Expense accruals	11,090	11,264
Other deferred tax assets	8,828	9,596
Total gross deferred tax assets	154,850	142,990

Deferred tax liabilities:
Deferred policy acquisition costs	(70,289)	(70,617)
Tax liability on net unrealized gain on securities carried at fair value	(15,612)	(23,095)
Tax depreciation in excess of book depreciation	(10,446)	(10,742)
Undistributed earnings of insurance subsidiaries	(3,985)	(4,022)
Tax amortization in excess of book amortization	(3,030)	(2,514)
Other deferred tax liabilities	(6,211)	(8,769)
Total gross deferred tax liabilities	(109,573)	(119,759)

Net deferred tax assets	$45,277	$23,231

The Company had an alternative minimum tax credit carryforward balance of $47.2 million and $36.3 million at December 31, 2016 and 2015, respectively, which is not subject to expiration.
Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.8 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2016. The increase was mainly due to tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2013 through 2015 for federal taxes and 2003 through 2015 for California state taxes. The Company is currently under examination by the California Franchise Tax Board ("FTB") for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB and believes a reasonable settlement could be reached during 2017 with regards to tax years 2003 through 2010. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization or litigation in superior court. Management believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2016	2015
	(Amounts in thousands)
Balance at January 1	$12,165	$12,612
Additions (reductions) based on tax positions related to:
Current year	688	932
Prior years	101	(1,379)
Additions (reductions) as a result of lapse of the applicable statute of limitations	—	—
Balance at December 31	$12,954	$12,165

As presented above, the balances of unrecognized tax benefits were $13.0 million and $12.2 million at December 31, 2016 and 2015, respectively. Of these totals, $11.8 million and $10.9 million at December 31, 2016 and 2015, respectively, represent unrecognized tax benefits, net of federal tax benefit and accrued interest expense which, if recognized, would impact the Company’s effective tax rate.

Management does not expect the Company's total amount of unrecognized tax benefits to materially increase within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. During the years ended December 31, 2016, 2015, and 2014, the Company recognized net interest and penalty expense, excluding refunds, of $606,000, $112,000, and $739,000, respectively. The Company carried an accrued interest and penalty balance of $3,521,000 and $2,915,000 at December 31, 2016 and 2015, respectively.

11. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Gross reserves at January 1	$1,146,688	$1,091,797	$1,038,984
Less reinsurance recoverable	(14,253)	(14,192)	(13,635)
Net reserves at January 1	1,132,435	1,077,605	1,025,349
Acquisition of WAIC reserves	—	18,677	—
Incurred losses and loss adjustment expenses related to:
Current year	2,269,769	2,132,837	1,989,315
Prior years	85,369	12,658	(3,193)
Total incurred losses and loss adjustment expenses	2,355,138	2,145,495	1,986,122
Loss and loss adjustment expense payments related to:
Current year	1,508,362	1,455,245	1,347,967
Prior years	702,124	654,097	585,899
Total payments	2,210,486	2,109,342	1,933,866
Net reserves at December 31	1,277,087	1,132,435	1,077,605
Reinsurance recoverable	13,161	14,253	14,192
Gross reserves at December 31	$1,290,248	$1,146,688	$1,091,797

The increase in the provision for insured events of prior years in 2016 of approximately $85.4 million primarily resulted from the California and Florida automobile lines of business which experienced higher loss severity on liability coverages including Bodily Injury, Combined Single Limits and Property Damage than was originally estimated.

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

The Company experienced pre-tax catastrophe losses and loss adjustment expenses from severe weather events of $27 million, $19 million, and $11 million in 2016, 2015, and 2014, respectively. The losses in 2016 were primarily due to severe storms outside of California, and rainstorms in California. The losses in 2015 were primarily due to severe storms outside of California, and rainstorms and wildfires in California. The losses in 2014 were primarily related to winter freeze events on the East Coast and severe rainstorms in California.

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2015 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2016
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
	(Amounts in thousands)										(Amounts in thousands)
2007	$1,591,217	$1,610,874	$1,614,648	$1,624,875	$1,633,606	$1,633,169	$1,634,127	$1,635,529	$1,636,379	$1,636,065	$52	230
2008		1,505,732	1,440,301	1,442,691	1,455,858	1,461,084	1,463,659	1,465,623	1,466,108	1,466,137	82	199
2009			1,372,833	1,349,025	1,361,116	1,361,652	1,365,551	1,371,779	1,372,694	1,372,259	166	186
2010				1,367,547	1,357,750	1,364,307	1,374,638	1,379,336	1,381,056	1,386,105	390	184
2011					1,343,919	1,367,000	1,380,557	1,388,363	1,393,878	1,398,518	4,069	181
2012						1,424,754	1,408,222	1,409,104	1,414,878	1,426,735	4,531	181
2013							1,448,567	1,431,058	1,447,881	1,458,421	10,873	185
2014								1,467,175	1,454,366	1,473,545	32,532	180
2015									1,551,105	1,588,443	90,010	169
2016										1,672,853	303,353	145
									Total	$14,879,081
__________
(1) The information for the years 2007 to 2015 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
	(Amounts in thousands)
2007	$1,040,933	$1,365,854	$1,496,543	$1,581,001	$1,615,964	$1,628,413	$1,633,178	$1,634,888	$1,635,631	$1,636,204
2008		992,844	1,226,787	1,345,354	1,418,274	1,450,172	1,459,216	1,463,384	1,464,763	1,465,832
2009			913,340	1,137,807	1,260,424	1,326,439	1,355,210	1,363,526	1,370,564	1,371,956
2010				908,954	1,143,984	1,268,142	1,335,871	1,365,464	1,375,799	1,384,333
2011					926,983	1,152,459	1,277,808	1,347,082	1,378,920	1,391,101
2012						955,647	1,194,648	1,304,511	1,372,828	1,409,911
2013							974,445	1,217,906	1,340,724	1,413,999
2014								967,481	1,231,413	1,358,472
2015									1,040,253	1,336,223
2016										1,094,006
									Total	$13,862,037
				All outstanding liabilities before 2007, net of reinsurance						(212)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,016,832
__________
(1) The information for the years 2007 to 2015 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)											As of December 31, 2016
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
	(Amounts in thousands)										(Amounts in thousands)
2007	$119,505	$116,950	$112,042	$111,378	$109,836	$110,052	$110,092	$110,161	$110,142	$110,204	$42	14
2008		146,486	139,549	138,605	139,142	138,190	138,803	139,149	139,156	139,216	5	16
2009			135,889	135,000	131,680	133,087	133,121	134,718	134,597	134,478	(3)	17
2010				165,727	157,566	160,983	160,472	160,206	160,015	159,608	(17)	21
2011					167,414	170,623	170,052	169,600	169,390	169,621	325	23
2012						196,063	188,010	190,376	191,548	192,057	585	25
2013							191,903	188,915	188,026	186,795	775	23
2014								199,298	202,621	203,218	2,993	25
2015									234,800	234,881	9,431	24
2016										250,440	36,538	23
									Total	$1,780,518
__________
(1) The information for the years 2007 to 2015 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)
	For the Years Ended December 31,
Accident Year	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
	(Amounts in thousands)
2007	$71,165	$100,774	$104,340	$108,404	$109,305	$109,874	$109,932	$109,949	$110,064	$110,075
2008		86,954	122,239	129,821	135,500	137,284	138,137	138,680	138,809	138,922
2009			86,034	119,306	126,591	130,928	132,180	134,381	134,378	134,301
2010				95,057	137,628	149,084	155,191	156,853	158,053	158,943
2011					111,909	153,845	162,870	166,375	167,806	168,621
2012						128,618	175,029	182,756	188,121	190,373
2013							133,528	174,295	180,858	183,860
2014								139,615	186,996	194,605
2015									163,196	213,994
2016										173,435
									Total	$1,667,129
				All outstanding liabilities before 2007, net of reinsurance						2,661
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$116,050
__________
(1) The information for the years 2007 to 2015 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	66.0%	17.1%	8.5%	4.9%	2.2%	0.7%	0.4%	0.1%	0.1%	—

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	66.1%	24.3%	4.6%	3.0%	1.0%	0.7%	0.2%	—	0.1%	—

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2016
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,016,832
Homeowners' insurance	116,050
WAIC automobile insurance	12,232
Other short-duration insurance lines	51,320
Loss and loss adjustment expense reserves, net of reinsurance	1,196,434
Reinsurance recoverable on unpaid claims
Automobile insurance	12,601
Homeowners' insurance	199
Other short-duration insurance lines	360
Total reinsurance recoverable on unpaid claims	13,160
Insurance lines other than short-duration	1,480
Unallocated claims adjustment expenses	79,174
80,654
Total gross loss and loss adjustment expense reserves	$1,290,248

12. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Total paid	$137,201	$136,386	$135,496
Per share paid	$2.4825	$2.4725	$2.4625

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2016, the insurance subsidiaries of the Company are permitted to pay approximately $144 million in dividends in 2017 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2016, 2015, and 2014, the Insurance Companies paid Mercury General ordinary dividends of $111 million, $133 million, and $225 million, respectively.

On February 3, 2017, the Board of Directors declared a $0.6225 quarterly dividend payable on March 30, 2017 to shareholders of record on March 16, 2017.

13. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2016, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Statutory net income(1)	$82,359	$123,984	$155,654
Statutory capital and surplus	$1,441,571	$1,451,950	$1,438,281
 __________

(1)	Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2016, 2015, and 2014, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 375% of the authorized control level RBC as of December 31, 2016, 2015 and 2014. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $8.2 million, $8.5 million, and $8.0 million for 2016, 2015, and 2014, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides annual cash bonuses to eligible employees based on performance criteria for each recipient and for the Company as a whole.  The Company performance goals were based on the Company's premium growth and combined ratio. The Company paid annual cash bonuses of $16.8 million, $20.7 million, and $19.1 million in 2016, 2015, and 2014, respectively.

15. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2016, only stock options and restricted stock unit awards have been granted under these plans.

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Cash received from stock option exercises	$1,505	$2,111	$6,247
Compensation cost, all share-based awards	142	5,208	4,112
Excess tax benefit, all share-based awards	913	27	148

Stock Option Awards
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

No stock options were awarded in 2016, 2015, and 2014 under the 2015 Plan or 2005 Plan. The fair values of stock options awarded in 2013 under the 2005 Plan were estimated on the dates of grant using a closed-form option valuation model (Black-Scholes). The following table provides the assumptions used in the calculation of grant-date fair values of stock options awarded during 2013 based on the Black-Scholes option pricing model:

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

The following table presents a summary of the stock option activity under the Company’s plans for the year ended December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2016	168,000	$48.14
Granted	—	—
Exercised	(62,500)	$46.12
Canceled or expired	(20,000)	$57.10
Outstanding at December 31, 2016	85,500	$47.52	3.1	$1,085
Exercisable at December 31, 2016	65,500	$48.73	2.1	$752

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2016. The aggregate intrinsic values of stock options exercised were $591,000, $303,000, and $1,160,000 during 2016, 2015, and 2014, respectively. The total fair value of stock options vested during each of 2016, 2015, and 2014 was $142,000.

The following table presents information regarding stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$33.61-$45.30	41,000	5.7	$42.44	21,000	$41.40
$47.61-$50.35	15,000	1.3	$48.52	15,000	$48.52
$51.51-$54.93	29,500	0.4	$54.06	29,500	$54.06

As of December 31, 2016, $60,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average remaining contractual life of 0.5.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting restricted stock unit awards to the Company’s senior management and key employees.

The following table presents the restricted stock unit grants summary at December 31, 2016:

	Grant Year
	2016	2015	2014
Three-year performance period ending December 31,	2018	2017	2016
Vesting shares, target (net of forfeited)	93,250	95,750	82,000
Vesting shares, maximum (net of forfeited)	174,844	179,531	153,750

The following table presents a summary of restricted stock unit awards activity during the years indicated:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	263,250	$45.94	167,000	$41.15	170,500	$39.64
Granted	95,750	$53.49	100,250	$53.80	93,500	$45.17
Vested	(78,500)	$36.82	—	—	—	—
Forfeited/Canceled	(9,500)	$50.46	(4,000)	$43.10	(16,500)	$43.99
Expired	—	—	—	—	(80,500)	$44.01
Outstanding at December 31	271,000	$51.09	263,250	$45.94	167,000	$41.15

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2014, 2015 and 2016 grants, vesting is based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of December 31, 2016, 2,500, 3,500, and 3,500 target restricted stock units granted in 2016, 2015 and 2014, respectively, have been forfeited because the recipients were no longer employed by the Company. Expired shares represent shares that did not meet the vesting requirements.

The fair value of each restricted stock unit grant was determined based on the closing price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as a liability. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost would be reversed.

In February 2016, 88,074 shares of common stock, net of 58,822 shares withheld for payroll taxes, were issued upon the vesting of 146,896 RSUs awarded in 2013 resulting from the attainment of performance goals above the target threshold during the three-year performance period from 2013 to 2015.

At December 31, 2016, the Company determined that it is probable that the Company's Board of Directors will modify the payment method for the vested 2014 grant awards and pay for the vested awards in cash in lieu of shares of the Company's common stock. As a result, the 2014 grants were reclassified from equity to liability awards at December 31, 2016. $3.4 million of the amount previously recognized in additional paid-in capital for the 2014 grant awards was reclassified to other liabilities in the consolidated balance sheets at December 31, 2016.

16. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2016			2015			2014
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$73,044	55,249	$1.32	$74,479	55,157	$1.35	$177,949	55,008	$3.23
Effect of dilutive securities:
Options	—	11		—	15		—	12
RSUs	—	42		—	37		—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$73,044	55,302	$1.32	$74,479	55,209	$1.35	$177,949	55,020	$3.23

Potentially dilutive securities representing approximately 27,600, 67,000, and 252,000 shares of common stock for 2016, 2015, and 2014, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

17. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2022. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $2.4 million and $3.6 million at December 31, 2016 and 2015, respectively. Total rent expense under these lease agreements was $19.7 million, $16.0 million, and $14.6 million for 2016, 2015, and 2014, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2016:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2017	$14,647
2018	6,784
2019	2,713
2020	1,945
2021	861
Thereafter	148
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the

Company’s maximum total exposure to CEA assessments at April 1, 2016, the most recent date at which information was available, was approximately $60.2 million. There was no assessment made in 2016.
Regulatory Matters

In March 2006, the California DOI issued an Amended Notice of Non-Compliance to a Notice of Non-Compliance originally issued in February 2004 (as amended, “2004 NNC”) alleging that the Company charged rates in violation of the California Insurance Code, willfully permitted its agents to charge broker fees in violation of California law, and willfully misrepresented the actual price insurance consumers could expect to pay for insurance by the amount of a fee charged by the consumer's insurance broker. The California DOI sought to impose a fine for each policy on which the Company allegedly permitted an agent to charge a broker fee, to impose a penalty for each policy on which the Company allegedly used a misleading advertisement, and to suspend certificates of authority for a period of one year. In January 2012, the administrative law judge bifurcated the 2004 NNC between (a) the California DOI’s order to show cause (the “OSC”), in which the California DOI asserts the false advertising allegations and accusation, and (b) the California DOI’s notice of noncompliance (the “NNC”), in which the California DOI asserts the unlawful rate allegations. In February 2012, the administrative law judge (“ALJ”) submitted a proposed decision dismissing the NNC, but the Commissioner rejected the ALJ’s proposed decision. The Company challenged the rejection in Los Angeles Superior Court in April 2012, and the Commissioner responded with a demurrer. Following a hearing, the Superior Court sustained the Commissioner’s demurrer, based on the Company’s failure to exhaust its administrative remedies, and the Company appealed. The Court of Appeal affirmed the Superior Court's ruling that the Company was required to exhaust its administrative remedies, but expressly preserved for later appeal the legal basis for the ALJ’s dismissal: violation of the Company’s due process rights. Following an evidentiary hearing in April 2013, post-hearing briefs, and an unsuccessful mediation, the ALJ closed the evidentiary record on April 30, 2014. Although a proposed decision was to be submitted to the Commissioner on or before June 30, 2014, after which the Commissioner would have 100 days to accept, reject or modify the proposed decision, the proposed decision was not submitted until December 8, 2014. On January 7, 2015, the Commissioner adopted the ALJ’s proposed decision, which became the Commissioner’s adopted order (the "Order"). The decision and Order found that from the period July 1, 1996, through 2006, the Company’s "brokers" were actually operating as "de facto agents" and that the charging of "broker fees" by these producers constituted the charging of "premium" in excess of the Company's approved rates, and assessed a civil penalty in the amount of $27.6 million against the Company. On February 9, 2015, the Company filed a Writ of Administrative Mandamus and Complaint for Declaratory Relief (the “Writ”) in the Orange County Superior Court seeking, among other things, to require the Commissioner to vacate the Order, to stay the Order while the Superior Court action is pending, and to judicially declare as invalid the Commissioner’s interpretation of certain provisions of the California Insurance Code. Subsequent to the filing of the Writ, a consumer group petitioned and was granted the right to intervene in the Superior Court action. The Court did not order a stay, and the $27.6 million assessed penalty was paid in March 2015. The Company filed an amended Writ on September 11, 2015, adding an explicit request for a refund of the penalty, with interest.

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. The Company has filed a motion with the ALJ to dismiss the false advertising OSC portion of the NNC based on the Superior Court's findings and legal reasoning. On January 12, 2017, the Commissioner filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. Since the matter has been appealed, the Company has not yet recognized in the consolidated financial statements the vacation of the Commissioner’s Order or established a receivable for the refund of the $27.6 million penalty plus any related interest owed.

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

18. Risks and Uncertainties

Many businesses are experiencing the effects of uncertain conditions in the global economy and capital markets, reduced consumer spending and confidence, and continued volatility, which could adversely impact the Company’s financial condition, results of operations, and liquidity. Further, volatility in global capital markets could adversely affect the Company’s investment portfolio. The Company is unable to predict the impact of current and future global economic conditions on the United States, and California, where the majority of the Company’s business is produced.

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

19. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2016 and 2015:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2016
Net premiums earned	$767,085	$779,321	$790,850	$794,517
Change in fair value of investments pursuant to the fair value option	18,531	37,127	(21,132)	(67,332)
Income before income taxes	26,034	64,335	31,625	(51,270)
Net income (loss)	23,323	48,873	26,930	(26,082)
Basic earnings per share (1)	0.42	0.88	0.49	(0.47)
Diluted earnings per share (1)	0.42	0.88	0.49	(0.47)
Dividends paid per share	0.6200	0.6200	0.6200	0.6225

2015
Net premiums earned	$720,737	$731,546	$745,520	$760,094
Change in fair value of investments pursuant to the fair value option	(4,884)	(40,783)	(18,538)	2,474
Income before income taxes	29,859	4,511	12,267	23,930
Net income	26,165	9,639	15,270	23,405
Basic earnings per share (1)	0.47	0.17	0.28	0.42
Diluted earnings per share (1)	0.47	0.17	0.28	0.42
Dividends paid per share	0.6175	0.6175	0.6175	0.6200
 __________

(1)	The basic and diluted earnings per share do not sum due to rounding.

Net income during 2016 was primarily affected by an increase in losses and loss adjustment expenses partially offset by an increase in net premiums earned, unfavorable development on prior accident years' loss and loss adjustment expense reserves, severe storms outside of California and rainstorms in California, and net realized investment losses. The primary cause of the net loss for the fourth quarter of 2016 was the declines in the fair value of the Company’s fixed maturity securities due to the rising market interest rates.

Net income for 2015 was primarily affected by net realized investment losses, and an increase in losses and loss adjustment expenses partially offset by an increase in net premiums earned. Net income for the fourth quarter of 2015 was affected by net realized investment losses of $8.2 million.

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
The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been held in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on the evaluation performed at the acquisition date and at December 31, 2015, of the claims reserves for WAIC for losses and loss adjustment expenses incurred on or prior to June 30, 2014, the Company estimated that it would recover the $2 million held in escrow and, therefore, the Company deducted it from cash consideration to arrive at the fair value of total consideration transferred. The Company recovered the $2 million held in escrow in 2016. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.

21. Segment Information

The Company is primarily engaged in writing personal automobile insurance and provides related property and casualty insurance products to its customers through 14 subsidiaries in 11 states, principally in California.
The Company has one reportable business segment - the Property and Casualty business segment.
The Company’s Chief Operating Decision Maker evaluates operating results based on pre-tax underwriting results which is calculated as net premiums earned less (a) losses and loss adjustment expenses; and (b) underwriting expenses (policy acquisition costs and other operating expenses).
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

The following table presents operating results by reportable segment for the years ended:

	December 31, 2016			December 31, 2015			December 31, 2014
	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total
(Amounts in millions)
Net premiums earned	$3,089.9	$41.9	$3,131.8	$2,906.6	$51.3	$2,957.9	$2,737.3	$58.9	$2,796.2
Less:
Losses and loss adjustment expenses	2,333.2	21.9	2,355.1	2,117.3	28.2	2,145.5	1,951.4	34.7	1,986.1
Underwriting expenses	780.4	17.5	797.9	770.0	20.0	790.0	749.7	25.9	775.6
Underwriting (loss) gain	(23.7)	2.5	(21.2)	19.3	3.1	22.4	36.2	(1.7)	34.5
Investment income			121.9			126.3			125.7
Net realized investment (losses) gains			(34.3)			(83.8)			81.2
Other income			8.3			8.9			8.7
Interest expense			(4.0)			(3.2)			(2.6)
Pre-tax income			$70.7			$70.6			$247.4
Net income			$73.0			$74.5			$177.9
The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	December 31, 2016			December 31, 2015			December 31, 2014
	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total
(Amounts in millions)
Private passenger automobile	$2,435.7	$—	$2,435.7	$2,308.6	$—	$2,308.6	$2,203.0	$—	$2,203.0
Homeowners	414.0	—	414.0	379.7	—	379.7	347.9	—	347.9
Commercial automobile	161.3	—	161.3	144.4	—	144.4	121.8	—	121.8
Other	78.9	41.9	120.8	73.9	51.3	125.2	64.6	58.9	123.5
Net premiums earned	$3,089.9	$41.9	$3,131.8	$2,906.6	$51.3	2,957.9	$2,737.3	$58.9	$2,796.2

Private passenger automobile	$2,452.7	$—	$2,452.7	$2,345.8	$—	$2,345.8	$2,223.1	$—	$2,223.1
Homeowners	436.9	—	436.9	402.2	—	402.2	374.5	—	374.5
Commercial automobile	166.1	—	166.1	153.5	—	153.5	135.9	—	135.9
Other	89.0	27.3	116.3	81.6	29.8	111.4	75.4	44.3	119.7
Direct premiums written	$3,144.7	$27.3	$3,172.0	$2,983.1	$29.8	$3,012.9	$2,808.9	$44.3	$2,853.2

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2016 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2016 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2016 are contained herein as listed in the Index to Consolidated Financial Statements on page 53.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference.
4.2	Form of Indenture between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-3, File No. 333-215344, and is incorporated herein by this reference.
10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference.
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.

10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.

10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.28	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.29	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.30	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.31	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.32	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.33	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.34	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.35*	Director Compensation Arrangements.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.36*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.37*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.38*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.39*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.40	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.41	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.42	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.
10.43	Third Amendment Agreement to Credit Agreement, dated as of July 31, 2013, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013, and is incorporated herein by this reference.
10.44	Fourth Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.45	Fifth Amendment Agreement to Credit Agreement, dated as of December 28, 2016, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2016, and is incorporated herein by this reference.
10.46*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.47	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, and is incorporated herein by this reference.
10.48	First Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.49*	Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.50*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.51*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.52*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 9, 2017

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2017

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2017

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 9, 2017

/S/ JAMES G. ELLIS James G. Ellis	Director	February 9, 2017

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 9, 2017

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 9, 2017

/S/ JOHN G. NACKEL John G. Nackel	Director	February 9, 2017

/S/ GLENN S. SCHAFER Glenn S. Schafer	Director	February 9, 2017

/S/ DONALD R. SPUEHLER Donald R. Spuehler	Director	February 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Under date of February 9, 2017, we reported on the consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, as contained in the 2016 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Los Angeles, California
February 9, 2017

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2016

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,288	$12,275	$12,275
Municipal securities	2,432,181	2,449,292	2,449,292
Mortgage-backed securities	39,082	39,777	39,778
Corporate securities	189,780	189,688	189,688
Collateralized loan obligations	85,429	86,525	86,525
Other asset-backed securities	36,650	36,996	36,996
Total fixed maturity securities	2,795,410	2,814,553	2,814,554
Equity securities:
Common stock	286,503	316,450	316,449
Non-redeemable preferred stock	32,436	31,809	31,809
Private equity funds	12,831	9,068	9,068
Total equity securities	331,770	357,327	357,326
Short-term investments	375,700	375,680	375,680
Total investments	$3,502,880	$3,547,560	$3,547,560

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2015

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$22,542	$22,507	$22,507
Municipal securities	2,417,046	2,505,039	2,505,039
Mortgage-backed securities	49,639	49,839	49,839
Corporate securities	255,606	243,372	243,372
Collateralized loan obligations	50,710	50,548	50,548
Other asset-backed securities	8,732	8,698	8,698
Total fixed maturity securities	2,804,275	2,880,003	2,880,003
Equity securities:
Common stock	275,479	280,263	280,263
Non-redeemable preferred stock	25,161	24,668	24,668
Private equity funds	12,888	10,431	10,431
Total equity securities	313,528	315,362	315,362
Short-term investments	185,353	185,277	185,277
Total investments	$3,303,156	$3,380,642	$3,380,642

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $1,609; $557)	$1,605	$571
Equity securities (cost $113,943; $131,217)	122,717	127,572
Short-term investments (cost $629; $1,144)	629	1,144
Investment in subsidiaries	1,810,663	1,819,426
Total investments	1,935,614	1,948,713
Cash	11,786	20,139
Accrued investment income	189	208
Amounts receivable from affiliates	226	220
Current income taxes	—	8,894
Deferred income taxes	2,702	10,524
Income tax receivable from affiliates	35,237	5,917
Other assets	414	2,981
Total assets	$1,986,168	$1,997,596
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$180,000	$150,000
Accounts payable and accrued expenses	348	—
Amounts payable to affiliates	36	25
Income tax payable to affiliates	39,539	26,439
Current income taxes	10,200	—
Other liabilities	3,643	247
Total liabilities	233,766	176,711
Commitments and contingencies
Shareholders’ equity:
Common stock	95,529	90,985
Additional paid-in capital	—	8,870
Retained earnings	1,656,873	1,721,030
Total shareholders’ equity	1,752,402	1,820,885
Total liabilities and shareholders’ equity	$1,986,168	$1,997,596

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Revenues:
Net investment income	$4,032	$4,314	$4,478
Net realized investment gains (losses)	6,062	(7,026)	(9,428)
Other	17	—	—
Total revenues	10,111	(2,712)	(4,950)
Expenses:
Other operating expenses	2,673	7,526	5,971
Interest	2,690	2,127	1,746
Total expenses	5,363	9,653	7,717
Income (loss) before income taxes and equity in net income of subsidiaries	4,748	(12,365)	(12,667)
Income tax expense (benefit)	8,514	(4,708)	(100)
Loss before equity in net income of subsidiaries	(3,766)	(7,657)	(12,567)
Equity in net income of subsidiaries	73,864	82,136	190,516
Net income	$70,098	$74,479	$177,949

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$526	$548	$(3,434)
Cash flows from investing activities:
Capital contribution to subsidiaries	(30,125)	(90,125)	(30,125)
Distributions received from special purpose entities	4,898	8,883	6,756
Dividends received from subsidiaries	110,800	133,000	225,000
Purchases of fixed maturity securities available for sale in nature	(1,060)	(571)	—
Equity securities available for sale in nature
Purchases	(64,807)	(146,236)	(254,572)
Sales	73,942	192,005	90,422
(Decrease) in payable for securities, net	—	—	(2,489)
Net decrease in short-term investments	515	8,612	1,346
Business acquisition	—	(6,000)
Other, net	1,614	1,945	2,191
Net cash provided by investing activities	95,777	101,513	38,529
Cash flows from financing activities:
Dividends paid to shareholders	(137,201)	(136,386)	(135,496)
Excess tax benefit from exercise of stock options	913	27	148
Proceeds from stock options exercised	1,632	2,111	6,247
Proceeds from bank loan	30,000	—	100,000
Net cash used in financing activities	(104,656)	(134,248)	(29,101)
Net (decrease) increase in cash	(8,353)	(32,187)	5,994
Cash:
Beginning of year	20,139	52,326	46,332
End of year	$11,786	$20,139	$52,326
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,397	$2,153	$1,757
Income taxes (refunded) paid	$(339)	$1,807	$2,112

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
Distributions received from Special Purpose Entities

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points on approximately $108 million and $95 million of underlying obligations as of December 31, 2016 and 2015, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2017, the agreement was renewed for an additional year expiring February 17, 2018, and the interest rate was changed to LIBOR plus 128 basis points.

On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional one-year term through February 17, 2018. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points on approximately $152 million and $124 million of underlying obligations as of December 31, 2016 and 2015, respectively. The agreement was amended in January 2017 and the interest rate was changed to LIBOR plus 128 basis points.
Distributions of $4.9 million and $8.9 million were received in 2016 and 2015, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $110,800,000, $133,000,000 and $225,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2016, 2015 and 2014, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $30,125,000, $90,125,000 and $30,125,000 in 2016, 2015 and 2014, respectively.
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
The Company paid $8 million in cash for the shares of WAIC, of which $2 million has been held in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on the evaluation performed at the acquisition date and at December 31, 2015, of the claims reserves for WAIC for losses and loss adjustment expenses incurred on or prior to June 30, 2014, the Company estimated that it would recover the $2 million held in escrow and, therefore, the Company deducted it from cash consideration to arrive at the fair value of total consideration transferred. The Company recovered the $2 million held in escrow in 2016. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.

See accompanying Report of Independent Registered Public Accounting Firm

Notes Payable

On July 2, 2013, Mercury General entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, the Company expanded the borrowing capacity from $200 million to $250 million. Total borrowings were $180 million under the credit facility as of December 31, 2016. The interest rate was approximately1.73% at December 31, 2016.
Commitments and Contingencies

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan are secured by approximately $175 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million are guaranteed by Mercury General.
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
Workmen's Auto Insurance Company

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2016	2015	2014
	(Amounts in thousands)
Direct amounts	$3,146,864	$2,970,424	$2,806,889
Ceded to other companies	(15,846)	(12,964)	(11,185)
Assumed	755	437	491
Net amounts	$3,131,773	$2,957,897	$2,796,195

See accompanying Report of Independent Registered Public Accounting Firm