Form 10-Q
period 2017-03-31
MERCURY GENERAL CORP
filed 2017-05-02
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 27, 2017, the Registrant had issued and outstanding an aggregate of 55,311,077 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,884,857; $2,795,410)	$2,914,287	$2,814,553
Equity securities (cost $388,408; $331,770)	425,506	357,327
Short-term investments (cost $260,697; $375,700)	260,705	375,680
Total investments	3,600,498	3,547,560
Cash	236,584	220,318
Receivables:
Premium	478,345	459,152
Accrued investment income	41,676	41,205
Other	23,079	24,635
Total receivables	543,100	524,992
Deferred policy acquisition costs	199,526	200,826
Fixed assets (net of accumulated depreciation $324,551; $319,429)	155,515	155,910
Deferred income taxes	41,393	45,277
Goodwill	42,796	42,796
Other intangible assets, net	24,287	25,625
Other assets	20,290	25,414
Total assets	$4,863,989	$4,788,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,316,933	$1,290,248
Unearned premiums	1,094,802	1,074,437
Notes payable	371,044	320,000
Accounts payable and accrued expenses	124,488	112,334
Current income taxes	8,646	9,962
Other liabilities	202,107	229,335
Total liabilities	3,118,020	3,036,316
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,311; 55,289	96,544	95,529
Retained earnings	1,649,425	1,656,873
Total shareholders’ equity	1,745,969	1,752,402
Total liabilities and shareholders’ equity	$4,863,989	$4,788,718

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums earned	$789,770	$767,085
Net investment income	31,169	29,655
Net realized investment gains	24,460	25,057
Other	2,105	2,123
Total revenues	847,504	823,920
Expenses:
Losses and loss adjustment expenses	606,665	594,082
Policy acquisition costs	142,599	141,560
Other operating expenses	65,188	61,294
Interest	2,453	950
Total expenses	816,905	797,886
Income before income taxes	30,599	26,034
Income tax expense	3,619	2,711
Net income	$26,980	$23,323
Net income per share:
Basic	$0.49	$0.42
Diluted	$0.49	$0.42
Weighted average shares outstanding:
Basic	55,297	55,201
Diluted	55,312	55,208
Dividends paid per share	$0.6225	$0.6200

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,980	$23,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,265	12,878
Net realized investment gains	(24,460)	(25,057)
Increase in premiums receivable	(19,193)	(29,116)
Changes in current and deferred income taxes	2,568	2,632
Decrease (increase) in deferred policy acquisition costs	1,300	(1,803)
Increase in loss and loss adjustment expense reserves	26,685	28,280
Increase in unearned premiums	20,365	29,258
Increase (decrease) in accounts payable and accrued expenses	9,584	(5,128)
Share-based compensation	35	35
Other, net	17,094	14,483
Net cash provided by operating activities	74,223	49,785
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(278,293)	(386,628)
Sales	22,509	149,744
Calls or maturities	159,153	180,125
Equity securities available for sale in nature:
Purchases	(195,728)	(163,408)
Sales	142,855	154,273
Changes in securities payable and receivable	(39,264)	(982)
Net decrease in short-term investments and purchased options	115,294	29,086
Purchase of fixed assets	(3,425)	(4,596)
Sale of fixed assets	—	2
Other, net	559	947
Net cash used in investing activities	(76,340)	(41,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,428)	(34,257)
Employee taxes paid for withheld shares related to share-based compensation	—	(3,203)
Proceeds from stock options exercised	1,171	—
Net proceeds from issuance of senior notes	371,640	—
Payoff of principal on loan and credit facilities	(320,000)	—
Net cash provided by (used in) financing activities	18,383	(37,460)
Net increase (decrease) in cash	16,266	(29,112)
Cash:
Beginning of the year	220,318	264,221
End of period	$236,584	$235,109
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,292	$878
Income taxes paid	$1,051	$79

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2017 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Earnings per Share

Potentially dilutive securities representing approximately 77,000 shares of common stock were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2016 because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2017.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $142.6 million and $141.6 million for the three months ended March 31, 2017 and 2016, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $14 million and $15 million for the three months ended March 31, 2017 and 2016, respectively.

2. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company beginning January 1, 2020 with early adoption permitted. The Company does not anticipate that ASU 2017-04 will have a material impact on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 will be effective for the Company beginning January 1, 2018. The Company is evaluating the impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. ASU 2016-13 becomes effective for the Company beginning with the first quarter ending March 31, 2020. While the Company is in the process of evaluating the impact of ASU 2016-13, it does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures as most of its financial instruments with potential exposure to material credit losses are accounted for at fair value through net income.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 for the quarter ended March 31, 2017. As a result of the adoption, the Company recognizes excess tax benefits in its provision for income taxes rather than paid-in capital. Additional amendments to accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to apply the presentation requirements for cash flows related excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $903,000 for the three months ended March 31, 2016. The adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $3,200,000 for the three months ended March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 becomes effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While the Company is in the process of evaluating the impact of ASU 2016-02, it does not expect this ASU to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $27,000,000 at December 31, 2016.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer in the amount to which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for the Company to January 1, 2018. Subsequently, the FASB has issued additional ASUs on Topic 606 that do not change the core principle of the guidance in ASU 2014-09 but merely clarify certain aspects of it. The additional ASUs also become effective for the Company beginning January 1, 2018. As the accounting for insurance contracts is outside of the scope of ASU 2014-09, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
3. Fair Value of Financial Instruments

The financial instruments recorded in the consolidated balance sheets include investments, receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. Due to their short-term maturities, the carrying values of receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the estimated fair values of financial instruments:

	March 31, 2017	December 31, 2016

	(Amounts in thousands)
Assets
Investments	$3,600,498	$3,547,560
Total return swaps	—	667
Liabilities
Total return swaps	$1,405	$765
Options sold	285	20
Secured notes	—	140,000
Unsecured notes	374,633	180,000
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains in the consolidated statements of operations. See Note 4. Fair Value Option for additional information.
Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company as realized gains from investments on the expiration date. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security or currency in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options are included in other liabilities in the Company's consolidated balance sheets.
Total Return Swaps
The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction.
Secured Notes
The fair values of the Company’s $120 million secured note and $20 million secured note at December 31, 2016 approximate their carrying values.
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at March 31, 2017 was obtained from a third party pricing service. The fair value of the Company's $180 million unsecured note at December 31, 2016 approximates its carrying value.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities and short-term investments at the time an eligible item is first recognized. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

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

The following table presents gains due to changes in fair value of investments that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands)
Fixed maturity securities	$10,288	$11,563
Equity securities	11,541	6,907
Short-term investments	28	61
Total	$21,857	$18,531
5. Fair Value Measurements

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
The Company obtained unadjusted fair values on 99.7% of its portfolio from an independent pricing service. For 0.3% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of March 31, 2017.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $28.6 million and $30.0 million at March 31, 2017 and December 31, 2016, respectively, in commercial mortgage-backed securities.
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
Private equity funds: Valued based on underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets taking into consideration unobservable inputs related to liquidity assumptions.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2017
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,271	$—	$—	$12,271
Municipal securities	—	2,561,428	—	2,561,428
Mortgage-backed securities	—	37,847	—	37,847
Corporate securities	—	165,761	—	165,761
Collateralized loan obligations	—	89,790	—	89,790
Other asset-backed securities	—	47,190	—	47,190
Equity securities:
Common stock	383,529	—	—	383,529
Non-redeemable preferred stock	—	32,959	—	32,959
Private equity funds	—	—	9,018	9,018
Short-term investments:
Short-term bonds	69,958	20,257	—	90,215
Money market instruments	170,490	—	—	170,490
Total assets at fair value	$636,248	$2,955,232	$9,018	$3,600,498
Liabilities
Other liabilities:
Total return swaps	$—	$1,405	$—	$1,405
Options sold	285	—	—	285
Total liabilities at fair value	$285	$1,405	$—	$1,690

	December 31, 2016
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,275	$—	$—	$12,275
Municipal securities	—	2,449,292	—	2,449,292
Mortgage-backed securities	—	39,777	—	39,777
Corporate securities	—	189,688	—	189,688
Collateralized loan obligations	—	86,525	—	86,525
Other asset-backed securities	—	36,996	—	36,996
Equity securities:
Common stock	316,450	—	—	316,450
Non-redeemable preferred stock	—	31,809	—	31,809
Private equity fund	—	—	9,068	9,068
Short-term investments:
Short-term bonds	70,393	20,233	—	90,626
Money market instruments	285,054	—	—	285,054
Other assets:
Total return swaps	—	667	—	667
Total assets at fair value	$684,172	$2,854,987	$9,068	$3,548,227
Liabilities
Other liabilities:
Total return swaps	$—	$765	$—	$765
Options sold	20	—	—	20
Total liabilities at fair value	$20	$765	$—	$785

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands)
Beginning balance	$9,068	$10,431
Realized (losses) included in earnings	(50)	(1,440)
Ending balance	$9,018	$8,991
The amount of total losses for the period included in earnings attributable to assets still held at March 31	$(50)	$(1,440)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2017 and 2016.
At March 31, 2017, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,044	$374,633	$—	$374,633	$—

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Secured notes	$140,000	$140,000	$—	$140,000	$—
Unsecured notes	180,000	180,000	—	180,000	—
Secured Notes
The fair values of the Company’s $120 million secured note and $20 million secured note at December 31, 2016 were estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. In addition, the fair values of these secured notes approximate their carrying values, as the interest rates on these securities are variable and approximate current market interest rates.
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at March 31, 2017 was obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
The fair value of the Company's $180 million unsecured note at December 31, 2016 was based on the unadjusted quoted price for similar notes in active markets. In addition, the fair value of this unsecured note approximates its carrying value, as the interest rate on this security is variable and approximates current market interest rates.
See Note 11. Notes Payable for additional information on secured and unsecured notes.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a total return swap agreement with Citibank. Under the total return swap agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 145 basis points prior to the renewal of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the renewal, on approximately $106 million and $108 million of underlying obligations as of March 31, 2017 and December 31, 2016, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2017, the agreement was renewed for an additional year expiring February 17, 2018, and the interest rate was changed to LIBOR plus 128 basis points.

On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional one-year term through February 17, 2018. Under the total return swap agreement, AFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $40 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment, on approximately $145 million and $152 million of underlying obligations as of March 31, 2017 and December 31, 2016, respectively. The agreement was amended in January 2017 and the interest rate was changed to LIBOR plus 128 basis points.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative (losses) gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

	(Amounts in thousands)
Total return swaps - Other assets	$—	$667	$—	$—
Options sold - Other liabilities	—	—	285	20
Total return swaps - Other liabilities	—	—	1,405	765
Total derivatives	$—	$667	$1,690	$785

	(Losses) Gains Recognized in Income
	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(1,019)	$1,164
Options sold - Net realized investment gains	296	943
Total	$(723)	$2,107
Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding options sold, see Note 5. Fair Value Measurements.
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017 and 2016. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2017 and 2016. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2017:
Customer relationships	$52,430	$(40,402)	$12,028	11
Trade names	15,400	(5,294)	10,106	24
Technology	4,300	(3,547)	753	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(49,243)	$24,287

As of December 31, 2016:
Customer relationships	$52,430	$(39,332)	$13,098	11
Trade names	15,400	(5,133)	10,267	24
Technology	4,300	(3,440)	860	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(47,905)	$25,625

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2017 and 2016.
Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.3 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2017:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2017	$4,011
2018	5,335
2019	4,905
2020	758
2021	738
Thereafter	7,140
Total	$22,887
8. Share-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. As of March 31, 2017, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of March 31, 2017, 189,000 RSUs were outstanding and 4,711,000 shares of common stock were available for future issuances under the 2015 Plan.

The Compensation Committee of the Company’s Board of Directors granted RSU awards to the Company’s senior management and key employees which will vest based upon the Company's performance during three-year performance periods ending on December 31, 2017 and 2018:

	Grant Year
	2016	2015
Three-year performance period ending December 31,	2018	2017
Vesting shares, target (net of forfeited)	93,250	95,750
Vesting shares, maximum (net of forfeited)	174,844	179,531

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
In March 2017, a total of approximately $3.6 million was paid upon the vesting of 61,445 RSUs awarded in 2014 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2016.
In February 2016, 88,074 shares of common stock, net of 58,822 shares withheld for payroll taxes, were issued upon the vesting of 146,896 RSUs awarded in 2013 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2015.
As of March 31, 2017, 2,500 and 3,500 target RSUs granted in 2016 and 2015, respectively, were forfeited because the recipients were no longer employed by the Company.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
No stock options were awarded during the three months ended March 31, 2017.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.1 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the three months ended March 31, 2017. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2013 through 2015 for federal taxes, and 2003 through 2015 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB and believes a reasonable settlement could be reached during 2017 with regard to tax years 2003 through 2010. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization or litigation in superior court. Management believes that the resolution of these examinations and assessments will not have a material impact on the Company's consolidated financial statements.

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

At March 31, 2017, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands)
Gross reserves at January 1	$1,290,248	$1,146,688
Less reinsurance recoverable	(13,161)	(14,253)
Net reserves at January 1	1,277,087	1,132,435
Incurred losses and loss adjustment expenses related to:
Current year	602,541	554,280
Prior years	4,124	39,802
Total incurred losses and loss adjustment expenses	606,665	594,082
Loss and loss adjustment expense payments related to:
Current year	275,890	261,753
Prior years	303,333	303,842
Total payments	579,223	565,595
Net reserves at March 31	1,304,529	1,160,922
Reinsurance recoverable	12,404	14,046
Gross reserves at March 31	$1,316,933	$1,174,968

The increase in the provision for insured events of prior years in 2017 of approximately $4.1 million was primarily attributable to higher than estimated California property losses.

The increase in the provision for insured events of prior years in 2016 of approximately $39.8 million primarily resulted from the re-estimation of losses for California and Florida automobile liability coverages, mostly related to 2014 and prior accident years.

For the three months ended March 31, 2017 and 2016, the Company recorded catastrophe losses of approximately $30 million and $8 million, respectively. The 2017 catastrophe losses were primarily due to severe rainstorms in California, while the 2016 catastrophe losses were mainly attributable to winter storms in Texas and northern California.

11. Notes Payable

Notes payable consists of the following:

	Lender	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016

				(Amounts in thousands)
Secured credit facility(1)	Bank of America	LIBOR plus 40 basis points	December 3, 2018	$—	$120,000
Secured loan(1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	—	20,000
Unsecured credit facility(1)	Bank of America and Union Bank	LIBOR plus 112.5-162.5 basis points	December 3, 2019	—	180,000
Senior unsecured notes(2)	Publicly traded	4.40%	March 15, 2027	375,000	—
Unsecured credit facility(3)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	320,000
Less unamortized discount and debt issuance costs(4)				3,956	—
Total debt				$371,044	$320,000
__________

(1)
On March 8, 2017, the loan and credit facility agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

(2)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the senior notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

(3)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25% . Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to capital ratio was 17.7% at March 31, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 27, 2017, there have been no borrowings under this facility.

(4)
The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in our consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $250,000 associated with our $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in our consolidated balance sheets and amortized to interest expense over the term of the credit facility.

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the Commissioner filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. Since the matter has been appealed, the Company has not yet recognized in the consolidated financial statements the vacation of the Commissioner’s Order or established a receivable for the refund of the $27.6 million penalty plus any related interest owed. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal.

The Company has also accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

13. Segment Information

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
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment gains (losses), other income, and interest expense are excluded in evaluating pretax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.
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
The following table presents the Company's operating results by reportable segment:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total

(Amounts in millions)
Net premiums earned	$780.8	$9.0	$789.8	$755.8	$11.3	$767.1
Less:
Losses and loss adjustment expenses	601.8	4.9	606.7	588.0	6.1	594.1
Underwriting expenses	203.8	4.0	207.8	197.9	4.9	202.8
Underwriting (loss) gain	(24.8)	0.1	(24.7)	(30.1)	0.3	(29.8)
Investment income			31.2			29.7
Net realized investment gains			24.5			25.0
Other income			2.1			2.1
Interest expense			(2.5)			(1.0)
Pre-tax income			$30.6			$26.0
Net income			$27.0			$23.3

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Property & Casualty Lines	Other	Total	Property & Casualty Lines	Other	Total

(Amounts in millions)
Private passenger automobile	$613.3	$—	$613.3	$599.0	$—	$599.0
Homeowners	105.7	—	105.7	99.5	—	99.5
Commercial automobile	41.3	—	41.3	38.7	—	38.7
Other	20.5	9.0	29.5	18.6	11.3	29.9
Net premiums earned	$780.8	$9.0	$789.8	$755.8	$11.3	$767.1

Private passenger automobile	$639.0	$—	$639.0	$631.8	$—	$631.8
Homeowners	103.8	—	103.8	99.1	—	99.1
Commercial automobile	43.0	—	43.0	40.9	—	40.9
Other	22.7	5.7	28.4	20.9	7.4	28.3
Direct premiums written	$808.5	$5.7	$814.2	$792.7	$7.4	$800.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs and marketing efforts; and legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2017.
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

The following tables present direct premiums written, by state and line of insurance business, during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$538,676	$89,052	$23,383	$26,246	$677,357	83.2%
Florida (1)	40,814	1	5,021	33	45,869	5.6%
Other states (2)	59,510	14,793	14,546	2,148	90,997	11.2%
Total	$639,000	$103,846	$42,950	$28,427	$814,223	100.0%
	78.5%	12.7%	5.3%	3.5%	100.0%

Three Months Ended March 31, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$522,139	$83,966	$20,035	$24,792	$650,932	81.4%
Florida (1)	42,774	1	7,378	365	50,518	6.3%
Other states (2)	66,890	15,156	13,529	3,034	98,609	12.3%
Total	$631,803	$99,123	$40,942	$28,191	$800,059	100.0%
	79.0%	12.4%	5.1%	3.5%	100.0%
______________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received draft report and awaiting final report.
CA	Market Conduct Claims	2015	Field work is expected to begin in the 2nd quarter of 2017.
CA	Rating and Underwriting	2014	Field work is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received draft report and awaiting final report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.
In March 2017, the California DOI approved a 6.9% rate increase on California Automobile Insurance Company's private passenger automobile line of insurance business, which represented approximately 14% of the Company's total net premiums earned in the first quarter of 2017. The Company anticipates that this rate increase will be effective in May 2017. In addition, the California DOI approved a 6.9% rate increase on the California homeowners line of business, which represented approximately 11% of the Company's total net premiums earned in the first quarter of 2017. The Company anticipates that this rate increase will be effective in August 2017.
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.
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

At March 31, 2017 and December 31, 2016, the Company recorded its point estimate of approximately $1.32 billion and $1.29 billion, respectively, in loss reserves, which include approximately $552.7 million and $534.8 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2017 and December 31, 2016, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2017, the Company reported unfavorable development of approximately $4 million on the 2016 and prior accident years’ loss reserves, which at December 31, 2016 totaled approximately $1.29 billion. The majority of the unfavorable development in the first quarter of 2017 was was attributable to higher than estimated California property losses.
For the three months ended March 31, 2017, the Company recorded catastrophe losses of approximately $30 million, which were primarily attributable to severe rainstorms in California. The Winter of 2017 was extremely wet, setting new precipitation records in parts of California.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, receivables, total return swaps, accounts payable, options sold, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of receivables and accounts payable approximate their fair market values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3. Fair Value of Financial Instruments of the Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.7% of the fair value of these financial instruments held at March 31, 2017 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At March 31, 2017, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2017 was 11.8%, compared to 10.4% for the same period in 2016. The increase in the effective tax rate was principally due to an increase of $4.6 million in total pre-tax income during the first quarter of 2017 compared to total pre-tax income for the same period in 2016, while tax-exempt investment income, a component of pre-tax income, remained relatively consistent. The Company's effective tax rate for the three months ended March 31, 2017 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See "Regulatory and Legal Matters" above and Note 12. Contingencies of the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues

Net premiums earned and net premiums written during the three months ended March 31, 2017 increased 3.0% and 1.7%, respectively, from the corresponding period in 2016. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned, a GAAP measure, represents the portion of net premiums written that is recognized as revenue in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels.

The following is a reconciliation of total net premiums earned to net premiums written:

	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands)
Net premiums earned	$789,770	$767,085
Change in net unearned premium	21,824	30,581
Net premiums written	$811,594	$797,666
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016

Loss ratio	76.8%	77.5%
Expense ratio	26.3%	26.4%
Combined ratio	103.1%	103.9%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $4 million and $40 million on prior accident years' loss reserves during the first quarter of 2017 and 2016, respectively. The majority of the unfavorable development in the first quarter of 2017 was attributable to higher than estimated California property losses. The majority of the unfavorable development in the first quarter of 2016 was from the re-estimation of losses for California and Florida automobile liability coverages, mostly related to 2014 and prior accident years. In addition, the 2017 loss ratio was negatively impacted by approximately $30 million of catastrophe losses, primarily due to severe rainstorms in California. The 2016 loss ratio was also negatively impacted by a total of $8 million of catastrophe losses, primarily due to severe winter storms in Texas and northern California.
Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The 2017 expense ratio decreased slightly compared to the 2016 expense ratio. Advertising expenses for the first quarter of 2017 were slightly lower compared to the same period in 2016.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $3.6 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. The $0.9 million increase in income tax expense was primarily due to a $4.6 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2016.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2017	2016

	(Dollars in thousands)
Average invested assets at cost (1)	$3,502,870	$3,327,084
Net investment income (2)
Before income taxes	$31,169	$29,655
After income taxes	$27,319	$26,033
Average annual yield on investments (2)
Before income taxes	3.6%	3.6%
After income taxes	3.1%	3.1%
Net realized investment gains	$24,460	$25,057
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased slightly, with no material changes in average annual yield on investments before and after income taxes, primarily due to the increase in average invested assets.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended March 31, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(444)	$10,288	$9,844
Equity securities (1)(3)	3,765	11,541	15,306
Short-term investments (1)	5	28	33
Total return swaps	288	(1,307)	(1,019)
Options sold	352	(56)	296
Total	$3,966	$20,494	$24,460

	Three Months Ended March 31, 2016
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$710	$11,563	$12,273
Equity securities (1)(3)	4,212	6,907	11,119
Short-term investments (1)	(503)	61	(442)
Total return swaps	(564)	1,728	1,164
Options sold	955	(12)	943
Total	$4,810	$20,247	$25,057
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)	The fair value increases in the first quarters of 2017 and 2016 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities.

(3)	The fair value increases in the first quarters of 2017 and 2016 were primarily due to the overall improvement in the equity markets.

Net Income

	Three Months Ended March 31,
	2017	2016

	(Amounts in thousands, except per share data)
Net income	$26,980	$23,323
Basic average shares outstanding	55,297	55,201
Diluted average shares outstanding	55,312	55,208
Basic Per Share Data:
Net income	$0.49	$0.42
Net realized investment gains, net of tax	$0.29	$0.30
Diluted Per Share Data:
Net income	$0.49	$0.42
Net realized investment gains, net of tax	$0.29	$0.29

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $497.3 million at March 31, 2017 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2017 was $74.2 million, an increase of $24.4 million compared to the corresponding period in 2016. The increase was primarily due to an increase in premium collections and a decrease in operating expenses paid, partially offset by higher paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the first quarter of 2017 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2017 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$293,810
Due after one year through two years	220,766
Due after two years through three years	101,258
Due after three years through four years	113,851
Due after four years through five years	83,681
Total due within five years	$813,366
B. Reinsurance

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

The following table presents the composition of the total investment portfolio of the Company at March 31, 2017:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,288	$12,271
Municipal securities	2,534,888	2,561,428
Mortgage-backed securities	37,002	37,847
Corporate securities	165,165	165,761
Collateralized loan obligations	88,616	89,790
Other asset-backed securities	46,898	47,190
	2,884,857	2,914,287
Equity securities:
Common stock	343,141	383,529
Non-redeemable preferred stock	32,436	32,959
Private equity funds	12,831	9,018
	388,408	425,506
Short-term investments	260,697	260,705
Total investments	$3,533,962	$3,600,498
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
At March 31, 2017, 70.9% of the Company’s total investment portfolio at fair value and 87.5% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At March 31, 2017, 65.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.

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

The following table presents the maturity and duration of the Company's fixed maturity securities portfolio:

	March 31, 2017	December 31, 2016

	(in years)
Fixed Maturity Securities
Nominal average maturities:
excluding short-term instruments	12.6	11.9
including short-term instruments	11.6	10.5
Call-adjusted average maturities:
excluding short-term instruments	4.8	4.5
including short-term instruments	4.5	4.0
Modified durations reflecting anticipated early calls:
excluding short-term instruments	4.4	4.1
including short-term instruments	4.0	3.7
Collateralized Mortgage Obligations Modified Durations	3.7	3.7
Short-term Instruments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2017, consistent with the average rating at December 31, 2016. The Company's municipal bond holdings of which 99.6% were tax exempt, represented 87.5% of its fixed maturity securities portfolio at March 31, 2017, at fair value, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2017, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $55.4 million and $87.6 million, respectively, at fair value, and represented 1.9% and 3.0%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA- equivalent credit risk. At December 31, 2016, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $51.6 million and $86.6 million, respectively, at fair value, and represented 1.8% and 3.1%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the three months ended March 31, 2017, with 93.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.9% and 3.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the first quarter of 2017. The downgrades were slight and still within the investment grade portfolio during the three months ended March 31, 2017.

The following table presents the credit quality ratings of the Company’s fixed maturity securities portfolio by security type at fair value:

	March 31, 2017
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$12,271	$—	$—	$—	$—	$12,271
Government agency	—	—	—	—	—	—
Total	12,271	—	—	—	—	12,271
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	45,875	233,434	340,305	36,615	10,290	666,519
Uninsured	64,263	643,892	926,381	183,211	77,162	1,894,909
Total	110,138	877,326	1,266,686	219,826	87,452	2,561,428
	4.3%	34.3%	49.4%	8.6%	3.4%	100.0%
Mortgage-backed securities:
Commercial	4,079	11,836	7,807	4,922	—	28,644
Agencies	3,151	—	—	—	—	3,151
Non-agencies:
Prime	—	—	397	88	1,246	1,731
Alt-A	—	—	—	1,074	3,247	4,321
Total	7,230	11,836	8,204	6,084	4,493	37,847
	19.0%	31.3%	21.7%	16.1%	11.9%	100.0%
Corporate securities:
Basic materials	—	—	—	6,431	2,559	8,990
Communications	—	—	163	5,785	—	5,948
Consumer, cyclical	—	—	1,393	14,128	4,592	20,113
Consumer, non-cyclical	—	—	315	4,663	—	4,978
Energy	—	—	6,398	21,521	30,774	58,693
Financial	—	843	18,558	27,334	—	46,735
Industrial	—	—	166	4,612	—	4,778
Technology	—	—	—	—	8,787	8,787
Utilities	—	—	6,024	154	561	6,739
Total	—	843	33,017	84,628	47,273	165,761
	—%	0.5%	19.9%	51.1%	28.5%	100.0%

Collateralized loan obligations:
Corporate	5,887	—	79,903	—	4,000	89,790
Total	5,887	—	79,903	—	4,000	89,790
	6.5%	—%	89.0%	—%	4.5%	100.0%

Other asset-backed securities	5,095	7,920	18,758	15,417	—	47,190
	10.8%	16.8%	39.7%	32.7%	—%	100.0%
Total	$140,621	$897,925	$1,406,568	$325,955	$143,218	$2,914,287
	4.8%	30.8%	48.3%	11.2%	4.9%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $15.4 million, or 0.5% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at March 31, 2017. In February 2016, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

Municipal Securities

The Company had $2.56 billion at fair value ($2.53 billion at amortized cost) in municipal bonds at March 31, 2017, of which $666.5 million are insured. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of March 31, 2017.
61.5% of the insured municipal securities, most of which are investment grade, are insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2017, the average rating of the Company’s insured investment grade municipal securities was A+, with an underlying rating of A+. The remaining 38.5% of insured municipal securities are non-rated or below investment grade, and are insured by bond insurers that the Company believes do not provide credit enhancement.
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
Mortgage-Backed Securities

At March 31, 2017 and December 31, 2016, respectively, the mortgage-backed securities portfolio of $37.8 million and $39.8 million at fair value ($37.0 million and $39.1 million at amortized cost) was categorized as loans to “prime” residential and commercial real estate borrowers except for $4.3 million and $4.5 million at fair value ($4.4 million and $4.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $28.64 million and $30.0 million at fair value ($28.07 million and $29.6 million at amortized cost) in commercial mortgage-backed securities at March 31, 2017 and December 31, 2016, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at March 31, 2017 and December 31, 2016 was B-. The weighted-average rating of the entire mortgage-backed securities portfolio was A at March 31, 2017 and December 31, 2016.
Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	March 31, 2017	December 31, 2016

(Dollars in thousands)
Corporate securities at fair value	$165,761	$189,688
Duration	2.5 years	2.4 years
Weighted-average rating	BBB-	BBB-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	March 31, 2017	December 31, 2016

	(Dollars in thousands)
Collateralized loan obligations at fair value	$89,790	$86,525
Percentage of total investment portfolio	2.5%	2.4%
Duration	4.5 years	4.4 years
Weighted-average rating	A	A
Equity Securities

Equity holdings of $425.5 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity securities portfolio during the three months ended March 31, 2017 were $11.5 million. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the three months ended March 31, 2017.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2017, 11.8% of the total investment portfolio at fair value was held in equity securities, compared to 10.1% at December 31, 2016.
D. Debt

On March 8, 2017, the Company paid off the total outstanding balance of $320 million under the existing loan and credit facility agreements with the proceeds from its public offering of $375 million of senior notes, and terminated the agreements.

On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The notes mature on March 15, 2027. The Company used the proceeds from the senior notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25% . Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to capital ratio was 17.7% at March 31, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 27, 2017, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2017.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.58 billion at March 31, 2017, and net premiums written of $3.2 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.01 to 1 at March 31, 2017.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of March 31, 2017, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2016.

The following table presents municipal bond holdings by state in descending order of holdings at fair value at March 31, 2017:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$417,799	AA
California	260,275	A+
Florida	219,644	A+
Illinois	151,906	A
Pennsylvania	117,468	A+
Other states	1,394,336	A+
Total	$2,561,428
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 12.5% of the Company’s total fixed maturity securities portfolio at March 31, 2017. 4.3% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at March 31, 2017. 14.3% of the Company’s taxable fixed maturity securities, representing 1.8% of its total fixed maturity securities portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At March 31, 2017, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $383.5 million in common stocks, $33.0 million in non-redeemable preferred stocks, and $9.0 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 10.7% of total investments at fair value at March 31, 2017. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

	(Amounts in thousands, except average Beta)
Average Beta	0.92	0.83
Hypothetical reduction in the overall value of the stock market of 25%	$87,732	$70,410
Hypothetical reduction in the overall value of the stock market of 50%	$175,465	$140,820

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
The fair value of the fixed maturity securities portfolio at March 31, 2017, which represented 80.9% of total investments at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified durations of the overall bond portfolio, excluding short-term instruments, reflecting anticipated early calls were 4.4 years and 4.1 years at March 31, 2017 and December 31, 2016, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at March 31, 2017 would decrease by $127.4 million or $254.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company also establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. See also “Overview-C. Regulatory and Legal Matters” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: May 2, 2017	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 2, 2017	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer