Form 10-Q
period 2017-06-30
MERCURY GENERAL CORP
filed 2017-08-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 27, 2017, the Registrant had issued and outstanding an aggregate of 55,311,077 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,897,032; $2,795,410)	$2,952,084	$2,814,553
Equity securities (cost $395,011; $331,770)	427,029	357,327
Short-term investments (cost $280,304; $375,700)	280,045	375,680
Total investments	3,659,158	3,547,560
Cash	261,425	220,318
Receivables:
Premium	469,081	459,152
Accrued investment income	44,334	41,205
Other	18,961	24,635
Total receivables	532,376	524,992
Deferred policy acquisition costs	199,070	200,826
Fixed assets (net of accumulated depreciation $330,219; $319,429)	155,264	155,910
Deferred income taxes	34,347	45,277
Goodwill	42,796	42,796
Other intangible assets, net	22,949	25,625
Other assets	31,598	25,414
Total assets	$4,938,983	$4,788,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,326,963	$1,290,248
Unearned premiums	1,093,594	1,074,437
Notes payable	371,136	320,000
Accounts payable and accrued expenses	121,195	112,334
Current income taxes	12,706	9,962
Other liabilities	250,197	229,335
Total liabilities	3,175,791	3,036,316
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,311; 55,289	96,565	95,529
Retained earnings	1,666,627	1,656,873
Total shareholders’ equity	1,763,192	1,752,402
Total liabilities and shareholders’ equity	$4,938,983	$4,788,718

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$797,666	$779,321	$1,587,436	$1,546,406
Net investment income	31,901	31,414	63,070	61,069
Net realized investment gains	21,156	45,381	45,616	70,438
Other	2,124	1,887	4,229	4,010
Total revenues	852,847	858,003	1,700,351	1,681,923
Expenses:
Losses and loss adjustment expenses	588,595	595,086	1,195,260	1,189,168
Policy acquisition costs	137,839	139,922	280,438	281,482
Other operating expenses	53,432	57,700	118,620	118,994
Interest	4,229	960	6,682	1,910
Total expenses	784,095	793,668	1,601,000	1,591,554
Income before income taxes	68,752	64,335	99,351	90,369
Income tax expense	17,119	15,462	20,738	18,173
Net income	$51,633	$48,873	$78,613	$72,196
Net income per share:
Basic	$0.93	$0.88	$1.42	$1.31
Diluted	$0.93	$0.88	$1.42	$1.31
Weighted average shares outstanding:
Basic	55,311	55,254	55,304	55,227
Diluted	55,323	55,322	55,318	55,294
Dividends paid per share	$0.6225	$0.6200	$1.2450	$1.2400

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,613	$72,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,525	25,918
Net realized investment gains	(45,616)	(70,438)
Increase in premiums receivable	(9,929)	(23,456)
Changes in current and deferred income taxes	13,674	17,871
Decrease (increase) in deferred policy acquisition costs	1,756	(2,231)
Increase in loss and loss adjustment expense reserves	36,715	64,104
Increase in unearned premiums	19,157	30,824
Increase (decrease) in accounts payable and accrued expenses	9,068	(6,166)
Share-based compensation	56	71
Other, net	43,726	(2,901)
Net cash provided by operating activities	174,745	105,792
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(440,294)	(491,231)
Sales	65,211	172,490
Calls or maturities	258,782	288,257
Equity securities available for sale in nature:
Purchases	(368,896)	(337,598)
Sales	303,574	310,369
Calls	7,100	—
Changes in securities payable and receivable	(29,674)	(2,388)
Net decrease in short-term investments and purchased options	97,790	1,677
Purchase of fixed assets	(10,557)	(8,935)
Sale of fixed assets	—	2
Other, net	3	2,343
Net cash used in investing activities	(116,961)	(65,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(68,859)	(68,515)
Employee taxes paid for withheld shares related to share-based compensation	—	(3,203)
Proceeds from stock options exercised	1,171	—
Net proceeds from issuance of senior notes	371,011	—
Payoff of principal on loan and credit facilities	(320,000)	—
Net cash used in financing activities	(16,677)	(71,718)
Net increase (decrease) in cash	41,107	(30,940)
Cash:
Beginning of the year	220,318	264,221
End of period	$261,425	$233,281
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$1,292	$1,820
Income taxes paid	$7,063	$273

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2017 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
Earnings per Share

Potentially dilutive securities representing approximately 28,000 and 48,000 shares of common stock for the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2017.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $137.8 million and $139.9 million for the three months ended June 30, 2017 and 2016, respectively, and $280.4 million and $281.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $20 million and $24 million for the six months ended June 30, 2017 and 2016, respectively.

2. Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company beginning January 1, 2018 with early adoption permitted. The Company does not anticipate that ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company beginning January 1, 2020 with early adoption permitted. The Company does not anticipate that ASU 2017-04 will have a material impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. ASU 2016-13 will be effective for the Company beginning with the first quarter ending March 31, 2020. While the Company is in the process of evaluating the impact of ASU 2016-13, it does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures as most of its financial instruments with potential exposure to material credit losses are accounted for at fair value through net income.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 for the quarter ended March 31, 2017. As a result of the adoption, the Company recognizes excess tax benefits in its provision for income taxes rather than paid-in capital. Additional amendments to accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to apply the presentation requirements for cash flows related excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $904,000 for the six months ended June 30, 2016. The adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $3,200,000 for the six months ended June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 will be effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While the Company is in the process of evaluating the impact of ASU 2016-02, it does not expect this ASU to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $27,000,000 at December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements; and (6) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2016-01 will have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer in the amount to which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for the Company to January 1, 2018. Subsequently, the FASB has issued additional ASUs on Topic 606 that do not change the core principle of the guidance in ASU 2014-09 but merely clarify certain aspects of it. The additional ASUs will also be effective for the Company beginning January 1, 2018. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. The Company is evaluating both methods of transition and it is currently anticipated that a modified retrospective adoption approach will be used. However, as the accounting for insurance contracts is outside of the scope of ASU 2014-09, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
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

The following table presents the estimated fair values of financial instruments:

	June 30, 2017	December 31, 2016

	(Amounts in thousands)
Assets
Investments	$3,659,158	$3,547,560
Total return swaps	—	667
Liabilities
Total return swaps	$1,725	$765
Options sold	104	20
Secured notes	—	140,000
Unsecured notes	380,059	180,000
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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at June 30, 2017 was obtained from a third party pricing service. The fair value of the Company's $180 million unsecured note at December 31, 2016 approximates its carrying value.

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

Gains or losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains or losses in the Company’s consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s consolidated statements of operations.

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Fixed maturity securities	$25,622	$28,871	$35,909	$40,434
Equity securities	(5,080)	8,666	6,462	15,573
Short-term investments	(267)	(410)	(240)	(349)
Total gains	$20,275	$37,127	$42,131	$55,658
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
The Company obtained unadjusted fair values on 99.8% of its portfolio from an independent pricing service. For 0.2% of its portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of June 30, 2017.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $24.8 million and $30.0 million at June 30, 2017 and December 31, 2016, respectively, in commercial mortgage-backed securities.
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
The Company’s financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains or losses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2017
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$11,735	$—	$—	$11,735
Municipal securities	—	2,603,646	—	2,603,646
Mortgage-backed securities	—	33,551	—	33,551
Corporate securities	—	165,880	—	165,880
Collateralized loan obligations	—	83,465	—	83,465
Other asset-backed securities	—	53,807	—	53,807
Total fixed maturity securities	11,735	2,940,349	—	2,952,084
Equity securities:
Common stock	392,514	—	—	392,514
Non-redeemable preferred stock	—	25,751	—	25,751
Private equity funds	—	—	8,764	8,764
Total equity securities	392,514	25,751	8,764	427,029
Short-term investments:
Short-term bonds	29,997	15,994	—	45,991
Money market instruments	234,054	—	—	234,054
Total short-term investments	264,051	15,994	—	280,045
Total assets at fair value	$668,300	$2,982,094	$8,764	$3,659,158
Liabilities
Other liabilities:
Total return swaps	$—	$1,725	$—	$1,725
Options sold	104	—	—	104
Total liabilities at fair value	$104	$1,725	$—	$1,829

	December 31, 2016
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,275	$—	$—	$12,275
Municipal securities	—	2,449,292	—	2,449,292
Mortgage-backed securities	—	39,777	—	39,777
Corporate securities	—	189,688	—	189,688
Collateralized loan obligations	—	86,525	—	86,525
Other asset-backed securities	—	36,996	—	36,996
Total fixed maturity securities	12,275	2,802,278	—	2,814,553
Equity securities:
Common stock	316,450	—	—	316,450
Non-redeemable preferred stock	—	31,809	—	31,809
Private equity fund	—	—	9,068	9,068
Total equity securities	316,450	31,809	9,068	357,327
Short-term investments:
Short-term bonds	70,393	20,233	—	90,626
Money market instruments	285,054	—	—	285,054
Total short-term investments	355,447	20,233	—	375,680
Other assets:
Total return swaps	—	667	—	667
Total assets at fair value	$684,172	$2,854,987	$9,068	$3,548,227
Liabilities
Other liabilities:
Total return swaps	$—	$765	$—	$765
Options sold	20	—	—	20
Total liabilities at fair value	$20	$765	$—	$785

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Beginning balance	$9,018	$8,991	$9,068	$10,431
Realized losses included in earnings	(254)	(19)	(304)	(1,459)
Ending balance	$8,764	$8,972	$8,764	$8,972
The amount of total losses for the period included in earnings attributable to assets still held at June 30	$(254)	$(19)	$(304)	$(1,459)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2017 and 2016.
At June 30, 2017, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,136	$380,059	$—	$380,059	$—

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Secured notes	$140,000	$140,000	$—	$140,000	$—
Unsecured notes	180,000	180,000	—	180,000	—
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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at June 30, 2017 was obtained from a third party pricing service and pricing was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 145 basis points prior to the renewal of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the renewal, on approximately $104 million and $108 million of underlying obligations as of June 30, 2017 and December 31, 2016, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2017, the agreement was renewed for an additional year expiring February 17, 2018, and the interest rate was changed to LIBOR plus 128 basis points.

On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional one-year term through February 17, 2018. During June 2017, the total portfolio of underlying obligations was liquidated, and the total return swap agreement between AFL and Citibank was terminated on July 7, 2017. Under the agreement, AFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $40 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment, on approximately $152 million of underlying obligations as of December 31, 2016.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative (losses) gains in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

	(Amounts in thousands)
Total return swaps - Other assets	$—	$667	$—	$—
Options sold - Other liabilities	—	—	104	20
Total return swaps - Other liabilities	—	—	1,725	765
Total derivatives	$—	$667	$1,829	$785

	(Losses) Gains Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(1,634)	$2,581	$(2,654)	$3,744
Options sold - Net realized investment gains	1,005	1,350	1,301	2,294
Total	$(629)	$3,931	$(1,353)	$6,038
Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. See Note 5. Fair Value Measurements for additional disclosures regarding options sold.
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2017 and 2016. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2017 and 2016. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2017:
Customer relationships	$52,430	$(41,472)	$10,958	11
Trade names	15,400	(5,454)	9,946	24
Technology	4,300	(3,655)	645	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(50,581)	$22,949

As of December 31, 2016:
Customer relationships	$52,430	$(39,332)	$13,098	11
Trade names	15,400	(5,133)	10,267	24
Technology	4,300	(3,440)	860	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(47,905)	$25,625

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2017 and 2016.
Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.3 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.7 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2017:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2017	$2,673
2018	5,335
2019	4,905
2020	758
2021	738
Thereafter	7,140
Total	$21,549
8. Share-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. As of June 30, 2017, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of June 30, 2017, 184,500 RSUs were outstanding and 4,715,500 shares of common stock were available for future issuances under the 2015 Plan.

The Compensation Committee of the Company’s Board of Directors granted RSU awards to the Company’s senior management and key employees which will vest based upon the Company's performance during three-year performance periods ending on December 31, 2017 and 2018:

	Grant Year
	2016	2015
Three-year performance period ending December 31,	2018	2017
Vesting shares, target (net of forfeited)	90,750	93,750
Vesting shares, maximum (net of forfeited)	170,156	175,781

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
As of June 30, 2017, 5,000 and 5,500 target RSUs granted in 2016 and 2015, respectively, were forfeited because the recipients were no longer employed by the Company.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date. Compensation cost is recognized based on management’s best estimate that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
No stock options or RSUs were awarded during the six months ended June 30, 2017.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.3 million increase to the total amount of unrecognized tax benefit related to tax uncertainties during the six months ended June 30, 2017. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2013 through 2015 for federal taxes, and 2003 through 2015 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments ("NPAs") to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB and believes a reasonable settlement could be reached during 2017 with regard to tax years 2003 through 2010. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization, an appeal with the California Office of Tax Appeals, or litigation in superior court. The FTB has not yet issued NPAs for the 2011 through 2013 tax years. Management believes that the resolution of these examinations and assessments will not have a material impact on the Company's consolidated financial statements.

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

At June 30, 2017, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2017	2016

	(Amounts in thousands)
Gross reserves at January 1	$1,290,248	$1,146,688
Less reinsurance recoverable	(13,161)	(14,253)
Net reserves at January 1	1,277,087	1,132,435
Incurred losses and loss adjustment expenses related to:
Current year	1,181,108	1,127,203
Prior years	14,152	61,965
Total incurred losses and loss adjustment expenses	1,195,260	1,189,168
Loss and loss adjustment expense payments related to:
Current year	685,137	650,741
Prior years	471,973	474,124
Total payments	1,157,110	1,124,865
Net reserves at June 30	1,315,237	1,196,738
Reinsurance recoverable	11,726	14,055
Gross reserves at June 30	$1,326,963	$1,210,793

The increase in the provision for insured events of prior years in 2017 of approximately $14.2 million was primarily attributable to higher than estimated California property losses.

The increase in the provision for insured events of prior years in 2016 of approximately $62.0 million primarily resulted from the re-estimation of losses for California and Florida automobile liability coverages.

For the six months ended June 30, 2017 and 2016, the Company recorded catastrophe losses of approximately $40 million and $19 million, respectively. The 2017 catastrophe losses were primarily due to severe rainstorms in California, as well as storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state. The 2016 catastrophe losses were mainly attributable to severe storms in Texas and northern California.

11. Notes Payable

Notes payable consists of the following:

	Lender	Interest Rate	Maturity Date	June 30, 2017	December 31, 2016

				(Amounts in thousands)
Secured credit facility(1)	Bank of America	LIBOR plus 40 basis points	December 3, 2018	$—	$120,000
Secured loan(1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	—	20,000
Unsecured credit facility(1)	Bank of America and Union Bank	LIBOR plus 112.5-162.5 basis points	December 3, 2019	—	180,000
Senior unsecured notes(2)	Publicly traded	4.40%	March 15, 2027	375,000	—
Unsecured credit facility(3)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	320,000
Less unamortized discount and debt issuance costs(4)				3,864	—
Total debt				$371,136	$320,000
__________

(1)
On March 8, 2017, the loan and credit facility agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

(2)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

(3)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.5% at June 30, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 27, 2017, there have been no borrowings under this facility.

(4)
The unamortized discount and debt issuance costs of approximately $3.9 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated income statement; instead, the Company recorded the $30.9 million in other liabilities in the consolidated balance sheet at June 30, 2017. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

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

The Company’s Chief Operating Decision Maker evaluates operating results based on pre-tax underwriting results which is calculated as net premiums earned less (a) losses and loss adjustment expenses and (b) underwriting expenses (policy acquisition costs and other operating expenses).
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment gains or losses, other income, and interest expense are excluded in evaluating pretax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.
Property and Casualty Lines
The Property and Casualty business segment offers several insurance products to the Company’s individual customers and small business customers. These insurance products are: private passenger automobile which is the Company’s primary business, and related insurance products such as homeowners, commercial automobile and commercial property. These related insurance products are primarily sold to the Company’s individual customers and small business customers, which increases retention of the Company’s private passenger automobile client base. The insurance products comprising the Property and Casualty business segment are sold through the same distribution channels, mainly through independent and 100% owned insurance agents, and go through a similar underwriting process.
Other Lines
The Other business segment represents net premiums written and earned from an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical protection warranties which are primarily sold through automobile dealerships and credit unions.
The following tables present the Company's operating results by reportable segment:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

(Amounts in millions)
Net premiums earned	$789.0	$8.7	$797.7	$768.6	$10.7	$779.3
Less:
Losses and loss adjustment expenses	584.2	4.4	588.6	589.4	5.7	595.1
Underwriting expenses	187.3	4.0	191.3	193.4	4.2	197.6
Underwriting gain (loss)	17.5	0.3	17.8	(14.2)	0.8	(13.4)
Investment income			31.9			31.5
Net realized investment gains			21.1			45.4
Other income			2.1			1.9
Interest expense			(4.2)			(1.0)
Pre-tax income			$68.8			$64.3
Net income			$51.6			$48.9

	Six Months Ended
	June 30, 2017			June 30, 2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

(Amounts in millions)
Net premiums earned	$1,569.7	$17.7	$1,587.4	$1,524.4	$22.0	$1,546.4
Less:
Losses and loss adjustment expenses	1,186.0	9.3	1,195.3	1,177.4	11.8	1,189.2
Underwriting expenses	391.1	7.9	399.0	391.3	9.1	400.4
Underwriting (loss) gain	(7.4)	0.5	(6.9)	(44.3)	1.1	(43.2)
Investment income			63.1			61.1
Net realized investment gains			45.6			70.4
Other income			4.3			4.0
Interest expense			(6.7)			(1.9)
Pre-tax income			$99.4			$90.4
Net income			$78.6			$72.2

The following tables present the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

(Amounts in millions)
Private passenger automobile	$617.3	$—	$617.3	$607.1	$—	$607.1
Homeowners	108.3	—	108.3	102.0	—	102.0
Commercial automobile	42.4	—	42.4	39.9	—	39.9
Other	21.0	8.7	29.7	19.6	10.7	30.3
Net premiums earned	$789.0	$8.7	$797.7	$768.6	$10.7	$779.3

Private passenger automobile	$600.1	$—	$600.1	$595.4	$—	$595.4
Homeowners	122.7	—	122.7	116.3	—	116.3
Commercial automobile	45.1	—	45.1	42.4	—	42.4
Other	24.2	8.5	32.7	23.0	6.9	29.9
Direct premiums written	$792.1	$8.5	$800.6	$777.1	$6.9	$784.0

	Six Months Ended
	June 30, 2017			June 30, 2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

(Amounts in millions)
Private passenger automobile	$1,230.5	$—	$1,230.5	$1,206.1	$—	$1,206.1
Homeowners	214.0	—	214.0	201.5	—	201.5
Commercial automobile	83.7	—	83.7	78.6	—	78.6
Other	41.5	17.7	59.2	38.2	22.0	60.2
Net premiums earned	$1,569.7	$17.7	$1,587.4	$1,524.4	$22.0	$1,546.4

Private passenger automobile	$1,239.1	$—	$1,239.1	$1,227.2	$—	$1,227.2
Homeowners	226.5	—	226.5	215.4	—	215.4
Commercial automobile	88.1	—	88.1	83.3	—	83.3
Other	47.0	14.2	61.2	43.9	14.3	58.2
Direct premiums written	$1,600.7	$14.2	$1,614.9	$1,569.8	$14.3	$1,584.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

B. Business
The Company is primarily engaged in writing personal automobile insurance through 14 insurance subsidiaries (“Insurance Companies”) in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.

The following tables present direct premiums written, by state and line of insurance business, during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,051,078	$194,157	$48,292	$55,441	$1,348,968	83.5%
Florida (1)	74,664	6	10,077	411	85,158	5.3%
Other states (2)	113,406	32,349	29,718	5,271	180,744	11.2%
Total	$1,239,148	$226,512	$88,087	$61,123	$1,614,870	100.0%
	76.7%	14.0%	5.5%	3.8%	100.0%

	Six Months Ended June 30, 2016
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,021,048	$181,879	$41,373	$51,990	$1,296,290	81.8%
Florida (1)	81,306	6	14,837	737	96,886	6.1%
Other states (2)	124,891	33,561	27,140	5,372	190,964	12.1%
Total	$1,227,245	$215,446	$83,350	$58,099	$1,584,140	100.0%
	77.4%	13.6%	5.3%	3.7%	100.0%
______________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of current examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received final report.
CA	Market Conduct Claims	2015	Provided answers to inquiries and awaiting DOI follow-up.
CA	Rating and Underwriting	2014	Field work is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received draft report and awaiting final report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.
In March 2017, the California DOI approved a 6.9% rate increase on California Automobile Insurance Company's private passenger automobile line of insurance business, which represented approximately 14% of the Company's total net premiums earned in the first half of 2017. This rate increase became effective in May 2017. In addition, in April 2017, the California DOI approved a 6.9% rate increase on the California homeowners line of business, which represented approximately 11% of the Company's total net premiums earned in the first half of 2017. This rate increase is effective in August 2017.
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

The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.
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

At June 30, 2017 and December 31, 2016, the Company recorded its point estimate of approximately $1.33 billion and $1.29 billion, respectively, in loss reserves, which include approximately $558.7 million and $534.8 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2017 and December 31, 2016, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2017, the Company reported unfavorable development of approximately $14 million on the 2016 and prior accident years’ loss reserves, which at December 31, 2016 totaled approximately $1.29 billion. The unfavorable development in 2017 was primarily attributable to higher than estimated California property losses.
For the six months ended June 30, 2017, the Company recorded catastrophe losses of approximately $40 million, which were primarily attributable to severe rainstorms in California, as well as storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 99.8% of the fair value of these financial instruments held at June 30, 2017 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At June 30, 2017, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2017 was 20.9%, compared to 20.1% for the same period in 2016. The increase in the effective tax rate was principally due to an increase of $9.0 million in total pre-tax income for the first half of 2017 compared to total pre-tax income for the same period in 2016, while tax-exempt investment income, a component of pre-tax income, remained relatively consistent. The Company's effective tax rate for the six months ended June 30, 2017 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues

Net premiums earned and net premiums written during the three months ended June 30, 2017 increased 2.4% and 2.0%, respectively, from the corresponding period in 2016. The increase in net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners policies written in California.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Three Months Ended June 30,
	2017	2016

	(Amounts in thousands)
Net premiums earned	$797,666	$779,321
Change in net unearned premium	(16)	2,347
Net premiums written	$797,650	$781,668
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2017	2016

Loss ratio	73.8%	76.4%
Expense ratio	24.0%	25.4%
Combined ratio (a)	97.8%	101.7%
(a) Combined ratio for the three months ended June 30, 2016 does not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $10 million and $22 million on prior accident years' loss reserves during the second quarter of 2017 and 2016, respectively. The majority of the unfavorable development in the second quarter of 2017 was attributable to higher than estimated California property losses. The majority of the unfavorable development in the second quarter of 2016 was from the re-estimation of losses for California automobile liability coverages. In addition, the 2017 loss ratio was negatively impacted by approximately $10 million of catastrophe losses, primarily due to storms and tornadoes in Oklahoma and Texas. The 2016 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses primarily due to severe storms in Texas. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.3% and 72.1% for the second quarter of 2017 and 2016, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The 2017 expense ratio decreased compared to the 2016 expense ratio. Policy acquisition costs and advertising expenses for the second quarter of 2017 were lower compared to the same period in 2016, and net premiums earned for the second quarter of 2017 was slightly higher compared to the same period in 2016.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $17.1 million and $15.5 million for the three months ended June 30, 2017 and 2016, respectively. The $1.7 million increase in income tax expense was primarily due to a $4.4 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2016.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2017	2016

	(Dollars in thousands)
Average invested assets at cost (1)	$3,561,717	$3,350,328
Net investment income (2)
Before income taxes	$31,901	$31,414
After income taxes	$27,991	$27,555
Average annual yield on investments (2)
Before income taxes	3.6%	3.8%
After income taxes	3.1%	3.3%
Net realized investment gains	$21,156	$45,381
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Average annual yield on investments before and after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments. The higher net investment income before and after income taxes resulted from higher average invested assets.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended June 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(747)	$25,622	$24,875
Equity securities (1)(3)	2,253	(5,080)	(2,827)
Short-term investments (1)	4	(267)	(263)
Total return swaps	(1,315)	(319)	(1,634)
Options sold	911	94	1,005
Total	$1,106	$20,050	$21,156

	Three Months Ended June 30, 2016
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$923	$28,871	$29,794
Equity securities (1)(3)	2,897	8,666	11,563
Short-term investments (1)	503	(410)	93
Total return swaps	383	2,197	2,580
Options sold	1,379	(28)	1,351
Total	$6,085	$39,296	$45,381
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities in the second quarters of 2017 and 2016 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities.

(3)
The decreases in fair value of equity securities in the second quarter of 2017 compared to the increases in the second quarter of 2016 were primarily due to the relative decline in the equity markets in the second quarter of 2017 compared to an overall improvement in the equity markets in the second quarter of 2016.

Net Income

	Three Months Ended June 30,
	2017	2016

	(Amounts in thousands, except per share data)
Net income	$51,633	$48,873
Basic average shares outstanding	55,311	55,254
Diluted average shares outstanding	55,323	55,322
Basic Per Share Data:
Net income	$0.93	$0.88
Net realized investment gains, net of tax	$0.25	$0.53
Diluted Per Share Data:
Net income	$0.93	$0.88
Net realized investment gains, net of tax	$0.25	$0.53

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues
Net premiums earned and net premiums written during the six months ended June 30, 2017 increased 2.7% and 1.9%, respectively, from the corresponding period in 2016. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business.
The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2017	2016

	(Amounts in thousands)
Net premiums earned	$1,587,436	$1,546,406
Change in net unearned premiums	21,808	32,928
Net premiums written	$1,609,244	$1,579,334

Expenses
The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2017	2016

Loss ratio	75.3%	76.9%
Expense ratio	25.1%	25.9%
Combined ratio	100.4%	102.8%
The Company's loss ratio was affected by unfavorable development of approximately $14 million and unfavorable development of approximately $62 million on prior accident years' loss reserves during the first half of 2017 and 2016, respectively. The majority of the unfavorable development in the first half of 2017 resulted from higher than estimated California property losses, while the unfavorable development in the first half of 2016 was largely attributable to the re-estimation of losses for California and Florida automobile liability coverages. The 2017 loss ratio was also negatively impacted by a total of $40 million of catastrophe losses, primarily due to severe rainstorms in California, as well as storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state. The 2016 loss ratio was also negatively impacted by a total of $19 million of catastrophe losses primarily due to severe winter storms in Texas and in northern California. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.9% and 71.7% for the first half of 2017 and 2016, respectively.
The 2017 expense ratio decreased compared to the 2016 expense ratio due to lower advertising expenses for the first half of 2017 compared to the same period in 2016, and higher net premiums earned for the first half of 2017 compared to the same period in 2016.
Income tax expense was $20.7 million and $18.2 million for the six months ended June 30, 2017 and 2016, respectively. The $2.6 million increase in income tax expense was primarily due to a $9.0 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2016.
Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2017	2016

	(Dollars in thousands)
Average invested assets at cost (1)	$3,532,454	$3,339,312
Net investment income (2)
Before income taxes	$63,070	$61,069
After income taxes	$55,310	$53,588
Average annual yield on investments (2)
Before income taxes	3.6%	3.7%
After income taxes	3.1%	3.2%
Net realized investment gains	$45,616	$70,438
__________

(1)
Fixed maturities and short-term bonds at amortized cost; and equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Average annual yield on investments before and after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments. The higher net investment income before and after income taxes resulted from higher average invested assets.

The following tables present the components of net realized investment gains (losses) included in net income:

	Six Months Ended June 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,190)	$35,909	$34,719
Equity securities (1)(3)	6,019	6,462	12,481
Short-term investments (1)	9	(240)	(231)
Total return swaps	(1,027)	(1,627)	(2,654)
Options sold	1,263	38	1,301
Total	$5,074	$40,542	$45,616

	Six Months Ended June 30, 2016
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$1,633	$40,434	$42,067
Equity securities (1)(3)	7,109	15,573	22,682
Short-term investments (1)	—	(349)	(349)
Total return swap	(181)	3,925	3,744
Options sold	2,334	(40)	2,294
Total	$10,895	$59,543	$70,438
__________

(1)	The changes in fair value of the investment portfolio result from the application of the fair value option.

(2)	The increases in fair value of fixed maturity securities in the first half of 2017 and 2016 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities.

(3)	The increases in fair value of equity securities in the first half of 2017 and 2016 were primarily due to the relative improvement in the equity markets.

Net Income

	Six Months Ended June 30,
	2017	2016

	(Amounts in thousands, except per share data)
Net income	$78,613	$72,196
Basic average shares outstanding	55,304	55,227
Diluted average shares outstanding	55,318	55,294
Basic Per Share Data:
Net income	$1.42	$1.31
Net realized investment gains (losses), net of tax	$0.53	$0.83
Diluted Per Share Data:
Net income	$1.42	$1.31
Net realized investment gains (losses), net of tax	0.53	0.83

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $541.5 million at June 30, 2017 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2017 was $174.7 million, an increase of $69.0 million compared to the corresponding period in 2016. The increase was primarily due to a decrease in operating expenses paid and an increase in premium collections, partially offset by higher paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the first half of 2017 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2017 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$303,014
Due after one year through two years	171,208
Due after two years through three years	136,602
Due after three years through four years	108,334
Due after four years through five years	61,607
Total due within five years	$780,765
B. Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that has been renewed through June 30, 2018. The Treaty for the 12 months ending June 30, 2018 provides $205 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $10 million Company retention limit. The first $190 million of losses above the Company's $10 million retention are covered 100% by the reinsurers. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to $15 million total coverage provided by the reinsurers. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The annual premium for the Treaty is approximately $19 million and $6 million for the 12 months ending June 30, 2018 and 2017, respectively. The increase in the annual premium reflects the increased coverage. The Treaty for the 12 months ended June 30, 2017 provided $115 million of coverage on a per occurrence basis after covered catastrophe losses exceeded a $100 million Company retention.

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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2017:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$11,751	$11,735
Municipal securities	2,551,433	2,603,646
Mortgage-backed securities	32,675	33,551
Corporate securities	164,937	165,880
Collateralized loan obligations	82,594	83,465
Other asset-backed securities	53,642	53,807
	2,897,032	2,952,084
Equity securities:
Common stock	356,905	392,514
Non-redeemable preferred stock	25,275	25,751
Private equity funds	12,831	8,764
	395,011	427,029
Short-term investments	280,304	280,045
Total investments	$3,572,347	$3,659,158
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
At June 30, 2017, 70.9% of the Company’s total investment portfolio at fair value and 87.9% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At June 30, 2017, 83.6% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.

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
The following table presents the maturity and duration of the Company's fixed maturity securities portfolio:

	June 30, 2017	December 31, 2016

	(in years)
Fixed Maturity Securities
Nominal average maturities:
excluding short-term instruments	12.8	11.9
including short-term instruments	11.7	10.5
Call-adjusted average maturities:
excluding short-term instruments	4.9	4.5
including short-term instruments	4.5	4.0
Modified durations reflecting anticipated early calls:
excluding short-term instruments	4.4	4.1
including short-term instruments	4.0	3.7
Collateralized Mortgage Obligations Modified Durations	4.2	3.7
Short-term Instruments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2017, consistent with the average rating at December 31, 2016. The Company's municipal bond holdings of which 99.6% were tax exempt, represented 87.9% of its fixed maturity securities portfolio at June 30, 2017, at fair value, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2017, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $67.3 million and $98.0 million, respectively, at fair value, and represented 2.3% and 3.3%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At

December 31, 2016, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $51.6 million and $86.6 million, respectively, at fair value, and represented 1.8% and 3.1%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the six months ended June 30, 2017, with 89.0% of fixed maturity securities at fair value experiencing no change in their overall rating. 3.8% and 7.2% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the first half of 2017. The downgrades were slight and still within the investment grade portfolio during the six months ended June 30, 2017.

The following table presents the credit quality ratings of the Company’s fixed maturity securities portfolio by security type at fair value:

	June 30, 2017
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$11,735	$—	$—	$—	$—	$11,735
Government agency	—	—	—	—	—	—
Total	11,735	—	—	—	—	11,735
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	40,329	217,135	306,850	28,669	18,179	611,162
Uninsured	51,129	690,891	982,712	180,360	87,392	1,992,484
Total	91,458	908,026	1,289,562	209,029	105,571	2,603,646
	3.5%	34.9%	49.4%	8.1%	4.1%	100.0%
Mortgage-backed securities:
Commercial	—	10,383	10,376	4,001	—	24,760
Agencies	2,893	—	—	—	—	2,893
Non-agencies:
Prime	—	—	377	83	1,222	1,682
Alt-A	—	—	—	1,069	3,147	4,216
Total	2,893	10,383	10,753	5,153	4,369	33,551
	8.7%	30.9%	32.0%	15.4%	13.0%	100.0%
Corporate securities:
Basic materials	—	—	—	6,382	2,613	8,995
Communications	—	—	163	5,760	—	5,923
Consumer, cyclical	—	—	1,392	11,183	4,568	17,143
Consumer, non-cyclical	—	—	316	7,789	—	8,105
Energy	—	—	6,354	21,483	30,090	57,927
Financial	—	848	18,553	27,914	—	47,315
Industrial	—	—	166	4,381	—	4,547
Technology	—	—	—	—	8,799	8,799
Utilities	—	—	6,412	151	563	7,126
Total	—	848	33,356	85,043	46,633	165,880
	—%	0.5%	20.1%	51.3%	28.1%	100.0%
Collateralized loan obligations:
Corporate	1,306	1,489	71,670	—	9,000	83,465
Total	1,306	1,489	71,670	—	9,000	83,465
	1.5%	1.8%	85.9%	—%	10.8%	100.0%

Other asset-backed securities	11,000	9,900	17,622	15,285	—	53,807
	20.4%	18.4%	32.8%	28.4%	—%	100.0%
Total	$118,392	$930,646	$1,422,963	$314,510	$165,573	$2,952,084
	4.0%	31.5%	48.2%	10.7%	5.6%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $14.6 million, or 0.5% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies and mortgage-backed securities (Agencies) at June 30, 2017. In February 2016, Moody's and Fitch affirmed their

Aaa and AAA ratings, respectively, for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities.

Municipal Securities

The Company had $2.60 billion at fair value ($2.55 billion at amortized cost) in municipal bonds at June 30, 2017, of which $611.2 million are insured. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of June 30, 2017.
62.2% of the insured municipal securities, most of which are investment grade, are insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2017, the average rating of the Company’s insured investment grade municipal securities was A+, with an underlying rating of A+. The remaining 37.8% of insured municipal securities are non-rated or below investment grade, and are insured by bond insurers that the Company believes do not provide credit enhancement.
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
Mortgage-Backed Securities

At June 30, 2017 and December 31, 2016, respectively, the mortgage-backed securities portfolio of $33.6 million and $39.8 million at fair value ($32.7 million and $39.1 million at amortized cost) was categorized as loans to “prime” residential and commercial real estate borrowers except for $4.2 million and $4.5 million at fair value ($4.2 million and $4.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $24.8 million and $30.0 million at fair value ($24.2 million and $29.6 million at amortized cost) in commercial mortgage-backed securities at June 30, 2017 and December 31, 2016, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at June 30, 2017 and December 31, 2016 was B-. The weighted-average rating of the entire mortgage-backed securities portfolio was A at June 30, 2017 and December 31, 2016.
Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	June 30, 2017	December 31, 2016

(Amounts in thousands)
Corporate securities at fair value	$165,880	$189,688
Duration	2.4 years	2.4 years
Weighted-average rating	BBB-	BBB-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	June 30, 2017	December 31, 2016

	(Amounts in thousands)
Collateralized loan obligations at fair value	$83,465	$86,525
Percentage of total investment portfolio	2.3%	2.4%
Duration	5.3 years	4.4 years
Weighted-average rating	A	A
Equity Securities

Equity holdings of $427.0 million consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity securities portfolio during the six months ended June 30, 2017 were $6.5 million. The primary cause of the increase in the value of the Company’s equity securities was the overall improvement in the equity markets during the six months ended June 30, 2017.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2017, 11.7% of the total investment portfolio at fair value was held in equity securities, compared to 10.1% at December 31, 2016.
D. Debt

On March 8, 2017, the Company paid off the total outstanding balance of $320 million under the existing loan and credit facility agreements with the proceeds from its public offering of $375 million of senior notes, and terminated the agreements.

On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.5% at June 30, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 27, 2017, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2017.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.58 billion at June 30, 2017, and net premiums written of $3.2 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.01 to 1 at June 30, 2017.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturities portfolio. As of June 30, 2017, the estimated weighted-average credit quality rating of the fixed maturities portfolio was A+, at fair value, consistent with the average rating at December 31, 2016.

The following table presents municipal bond holdings by state in descending order of holdings at fair value at June 30, 2017:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$428,483	AA-
California	253,623	A+
Florida	204,923	A+
Illinois	147,224	A-
Washington	123,362	AA-
Other states	1,446,031	A+
Total	$2,603,646
The portfolio is broadly diversified among the states and the largest holdings are in populous states such as Texas and California. These holdings are further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 12.1% of the Company’s total fixed maturity securities portfolio at June 30, 2017. 4.1% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies and mortgage-backed securities (Agencies), which were rated AAA at June 30, 2017. 14.2% of the Company’s taxable fixed maturity securities, representing 1.7% of its total fixed maturity securities portfolio, were rated below investment grade. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At June 30, 2017, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $392.5 million in common stocks, $25.8 million in non-redeemable preferred stocks, and $8.8 million in private equity funds. Common stock equity assets are typically valued for future economic prospects as perceived by the market.
Common stocks represented 10.7% of total investments at fair value at June 30, 2017. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

	(Amounts in thousands, except average Beta)
Average Beta	0.88	0.83
Hypothetical reduction in the overall value of the stock market of 25%	$86,353	$70,410
Hypothetical reduction in the overall value of the stock market of 50%	$172,706	$140,820

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
The fair value of the fixed maturity securities portfolio at June 30, 2017, which represented 80.7% of total investments at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows generated by such assets. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities investments with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Bond investments made by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified durations of the overall bond portfolio reflecting anticipated early calls were 4.0 years and 3.7 years at June 30, 2017 and December 31, 2016, respectively.
Given a hypothetical increase of 100 or 200 basis points in interest rates, the Company estimates that the fair value of its bond portfolio at June 30, 2017 would decrease by $126.5 million or $252.9 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s bond portfolio would rise, and it may cause a higher number of the Company's bonds to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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
The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.
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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: August 1, 2017	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 1, 2017	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer