Form 10-Q
period 2017-09-30
MERCURY GENERAL CORP
filed 2017-10-31
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 26, 2017, the Registrant had issued and outstanding an aggregate of 55,332,077 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,776,887; $2,795,410)	$2,841,736	$2,814,553
Equity securities (cost $479,410; $331,770)	519,194	357,327
Short-term investments (cost $366,512; $375,700)	366,402	375,680
Total investments	3,727,332	3,547,560
Cash	284,639	220,318
Receivables:
Premium	485,868	459,152
Accrued investment income	42,535	41,205
Other	18,041	24,635
Total receivables	546,444	524,992
Deferred policy acquisition costs	201,919	200,826
Fixed assets (net of accumulated depreciation $335,477; $319,429)	144,478	155,910
Deferred income taxes	30,339	45,277
Goodwill	42,796	42,796
Other intangible assets, net	21,611	25,625
Other assets	26,041	25,414
Total assets	$5,025,599	$4,788,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,372,164	$1,290,248
Unearned premiums	1,119,973	1,074,437
Notes payable	371,236	320,000
Accounts payable and accrued expenses	130,825	112,334
Current income taxes	13,173	9,962
Other liabilities	242,037	229,335
Total liabilities	3,249,408	3,036,316
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,332; 55,289	97,523	95,529
Retained earnings	1,678,668	1,656,873
Total shareholders’ equity	1,776,191	1,752,402
Total liabilities and shareholders’ equity	$5,025,599	$4,788,718

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$801,205	$790,850	$2,388,641	$2,337,256
Net investment income	30,988	30,371	94,058	91,440
Net realized investment gains (losses)	20,718	(15,465)	66,334	54,973
Other	5,446	2,406	9,675	6,416
Total revenues	858,357	808,162	2,558,708	2,490,085
Expenses:
Losses and loss adjustment expenses	595,290	576,316	1,790,550	1,765,484
Policy acquisition costs	136,290	140,203	416,728	421,685
Other operating expenses	64,339	59,006	182,959	178,000
Interest	4,191	1,012	10,873	2,922
Total expenses	800,110	776,537	2,401,110	2,368,091
Income before income taxes	58,247	31,625	157,598	121,994
Income tax expense	11,762	4,695	32,500	22,868
Net income	$46,485	$26,930	$125,098	$99,126
Net income per share:
Basic	$0.84	$0.49	$2.26	$1.79
Diluted	$0.84	$0.49	$2.26	$1.79
Weighted average shares outstanding:
Basic	55,324	55,259	55,311	55,238
Diluted	55,334	55,328	55,323	55,304
Dividends paid per share	$0.6225	$0.6200	$1.8675	$1.8600

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,098	$99,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,617	39,580
Net realized investment gains	(66,334)	(54,973)
Increase in premiums receivable	(26,716)	(37,965)
Gain on sale of fixed assets	(3,307)	—
Changes in current and deferred income taxes	18,149	22,494
Increase in deferred policy acquisition costs	(1,093)	(4,995)
Increase in loss and loss adjustment expense reserves	81,916	97,865
Increase in unearned premiums	45,536	52,838
Increase (decrease) in accounts payable and accrued expenses	19,260	(2,172)
Share-based compensation	60	107
Other, net	42,279	1,910
Net cash provided by operating activities	276,465	213,815
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(527,418)	(742,671)
Sales	86,970	230,909
Calls or maturities	436,479	421,737
Equity securities available for sale in nature:
Purchases	(626,097)	(535,155)
Sales	480,293	499,126
Calls	7,100	—
Changes in securities payable and receivable	(22,474)	17,272
Changes in short-term investments and purchased options	11,169	(24,366)
Purchase of fixed assets	(14,275)	(12,874)
Sale of fixed assets	6,239	3
Other, net	—	3,186
Net cash used in investing activities	(162,014)	(142,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(103,303)	(102,783)
Employee taxes paid with shares related to share-based compensation	—	(3,269)
Proceeds from stock options exercised	2,162	706
Net proceeds from issuance of senior notes	371,011	—
Payoff of principal on loan and credit facilities	(320,000)	—
Net cash used in financing activities	(50,130)	(105,346)
Net increase (decrease) in cash	64,321	(34,364)
Cash:
Beginning of the year	220,318	264,221
End of period	$284,639	$229,857
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$9,863	$2,797
Income taxes paid	$14,350	$374

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2017 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
Earnings per Share

Potentially dilutive securities representing approximately 22,000 and 29,000 shares of common stock for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2017.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $136.3 million and $140.2 million for the three months ended September 30, 2017 and 2016, respectively, and $416.7 million and $421.7 million for the nine months ended September 30, 2017 and 2016, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $32.0 million and $34.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Fixed Assets

In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by a first trust deed and an assignment of rents on the Property, and bears interest at an annual rate of 3.5%, payable in monthly installments. The Note matures in August 2020. Interest earned on the Note is recognized in other revenues in the consolidated statements of operations. The Company recognized a gain of approximately $3.3 million on the sale transaction, which is included in other revenues in the consolidated statements of operations.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 for the quarter ended March 31, 2017. As a result of the adoption, the Company recognizes excess tax benefits in its provision for income taxes rather than paid-in capital. Additional amendments to accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $995,000 for the nine months ended September 30, 2016. The adoption of the presentation requirements for cash flows related to employee taxes paid with shares resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $3,270,000 for the nine months ended September 30, 2016.

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
3. Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, options sold, total return swaps, accounts payable, and secured and unsecured notes payable. Due to their short-term maturities, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	September 30, 2017	December 31, 2016

	(Amounts in thousands)
Assets
Investments	$3,727,332	$3,547,560
Note receivable	5,585	—
Total return swaps	—	667
Liabilities
Total return swaps	$1,589	$765
Options sold	146	20
Secured notes	—	140,000
Unsecured notes	385,733	180,000
Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains (losses) in the Company's consolidated statements of operations. See Note 4. Fair Value Option for additional information.

In the normal course of investing activities, the Company either forms or enters into relationships with variable interest entities ("VIEs"). A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of the VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company's assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in its consolidated financial statements.

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2017 and December 31, 2016. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2017 and December 31, 2016, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.

Note Receivable
Note receivable was recognized as part of the sale of land in August 2017 (See Note 1. General for additional information on the sale transaction). The Company elected to apply the fair value option to this security at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains or losses in the Company's consolidated statements of operations.
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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at September 30, 2017 was obtained from a third party pricing service. The fair value of the Company's $180 million unsecured note at December 31, 2016 approximates its carrying value.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities and short-term investments at the time an eligible item is first recognized. In addition, the Company elected to apply the fair value option to note receivable recognized as part of the sale of land in August 2017 (See Note 1. General for additional information on the sale transaction). The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

Gains or losses due to changes in fair value of financial instruments measured at fair value pursuant to application of the fair value option are included in net realized investment gains or losses in the Company’s consolidated statements of operations. Interest and dividend income on investment holdings are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s consolidated statements of operations, while interest earned on note receivable is included in other revenues in the Company’s consolidated statements of operations.

The following table presents gains (losses) due to changes in fair value of investments and note receivable that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Fixed maturity securities	$9,796	$(19,521)	$45,705	$20,913
Equity securities	7,765	(2,143)	14,227	13,430
Short-term investments	150	532	(89)	184
Total investments	17,711	(21,132)	59,843	34,527
Note receivable	(103)	—	(103)	—
Total gains (losses)	$17,608	$(21,132)	$59,740	$34,527
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
The Company obtained unadjusted fair values on 97.9% of its investment portfolio from an independent pricing service. For 0.2% of its investment portfolio, classified as Level 3, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value as of September 30, 2017.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $24.4 million and $30.0 million at September 30, 2017 and December 31, 2016, respectively, in commercial mortgage-backed securities.
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
Collateralized loan obligations ("CLOs"): Valued based on underlying debt instruments and the appropriate benchmark spread for similar assets in active markets.
Other asset-backed securities: Comprised of securities that are collateralized by non-mortgage assets, such as automobile loans, valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets.
Note receivable: Valued based on observable inputs, such as benchmark yields, and considering any premium or discount for the differential between the stated interest rate and market interest rates, based on quoted market prices of similar instruments.
Level 3 measurements - Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level.
Private equity funds: Private equity funds, excluding a private equity fund measured at net asset value ("NAV"), are valued based on underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets taking into consideration unobservable inputs related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund during the third quarter of 2017 and had no outstanding unfunded commitments at September 30, 2017 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of one to five years from the final closing of the fund, which is expected to occur during the fourth quarter of 2017. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2017
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$13,892	$—	$—	$13,892
Municipal securities	—	2,483,750	—	2,483,750
Mortgage-backed securities	—	32,726	—	32,726
Corporate securities	—	161,883	—	161,883
Collateralized loan obligations	—	94,325	—	94,325
Other asset-backed securities	—	55,160	—	55,160
Total fixed maturity securities	13,892	2,827,844	—	2,841,736
Equity securities:
Common stock	410,834	—	—	410,834
Non-redeemable preferred stock	—	30,665	—	30,665
Private equity funds	—	—	8,684	8,684
Private equity fund measured at net asset value (1)				69,011
Total equity securities	410,834	30,665	8,684	519,194
Short-term investments:
Short-term bonds	29,996	18,893	—	48,889
Money market instruments	317,513	—	—	317,513
Total short-term investments	347,509	18,893	—	366,402
Other assets:
Note receivable	—	5,585	—	5,585
Total assets at fair value	$772,235	$2,882,987	$8,684	$3,732,917
Liabilities
Other liabilities:
Total return swaps	$—	$1,589	$—	$1,589
Options sold	146	—	—	146
Total liabilities at fair value	$146	$1,589	$—	$1,735
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

	December 31, 2016
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,275	$—	$—	$12,275
Municipal securities	—	2,449,292	—	2,449,292
Mortgage-backed securities	—	39,777	—	39,777
Corporate securities	—	189,688	—	189,688
Collateralized loan obligations	—	86,525	—	86,525
Other asset-backed securities	—	36,996	—	36,996
Total fixed maturity securities	12,275	2,802,278	—	2,814,553
Equity securities:
Common stock	316,450	—	—	316,450
Non-redeemable preferred stock	—	31,809	—	31,809
Private equity funds	—	—	9,068	9,068
Total equity securities	316,450	31,809	9,068	357,327
Short-term investments:
Short-term bonds	70,393	20,233	—	90,626
Money market instruments	285,054	—	—	285,054
Total short-term investments	355,447	20,233	—	375,680
Other assets:
Total return swaps	—	667	—	667
Total assets at fair value	$684,172	$2,854,987	$9,068	$3,548,227
Liabilities
Other liabilities:
Total return swaps	$—	$765	$—	$765
Options sold	20	—	—	20
Total liabilities at fair value	$20	$765	$—	$785

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Funds
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Beginning balance	$8,764	$8,972	$9,068	$10,431
Realized (losses) gains included in earnings	(80)	564	(384)	(895)
Ending balance	$8,684	$9,536	$8,684	$9,536
The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$(80)	$564	$(384)	$(895)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.
At September 30, 2017, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,236	$385,733	$—	$385,733	$—

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Secured notes	$140,000	$140,000	$—	$140,000	$—
Unsecured notes	180,000	180,000	—	180,000	—
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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at September 30, 2017 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 145 basis points prior to the renewal of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the renewal, on approximately $98 million and $108 million of underlying obligations as of September 30, 2017 and December 31, 2016, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2017, the agreement was renewed for an additional year expiring February 17, 2018, and the interest rate was changed to LIBOR plus 128 basis points.

On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which has been renewed for an additional one-year term through February 17, 2018. The total portfolio of underlying obligations was liquidated during June 2017, and the total return swap agreement between AFL and Citibank was terminated on July 7, 2017. Under the agreement, AFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $40 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment, on approximately $152 million of underlying obligations as of December 31, 2016.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

	(Amounts in thousands)
Total return swaps - Other assets	$—	$667	$—	$—
Options sold - Other liabilities	—	—	146	20
Total return swaps - Other liabilities	—	—	1,589	765
Total derivatives	$—	$667	$1,735	$785

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Amounts in thousands)
Total return swaps - Net realized investment gains (losses)	$118	$4,172	$(2,535)	$7,915
Options sold - Net realized investment gains	557	1,030	1,857	3,324
Total	$675	$5,202	$(678)	$11,239
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2017 and 2016. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2017 and 2016. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2017:
Customer relationships	$52,430	$(42,542)	$9,888	11
Trade names	15,400	(5,615)	9,785	24
Technology	4,300	(3,762)	538	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(51,919)	$21,611

As of December 31, 2016:
Customer relationships	$52,430	$(39,332)	$13,098	11
Trade names	15,400	(5,133)	10,267	24
Technology	4,300	(3,440)	860	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,530	$(47,905)	$25,625

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2017 and 2016.
Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.3 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.0 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2017:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2017	$1,335
2018	5,335
2019	4,905
2020	758
2021	738
Thereafter	7,140
Total	$20,211
8. Share-Based Compensation

Share-based compensation expense for all stock options granted or modified is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. As of September 30, 2017, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of September 30, 2017, 172,000 RSUs were outstanding and 4,728,000 shares of common stock were available for future issuances under the 2015 Plan.

The Compensation Committee of the Company’s Board of Directors granted RSU awards to the Company’s senior management and key employees which will vest based upon the Company's performance during three-year performance periods ending on December 31, 2017 and 2018:

	Grant Year
	2016	2015
Three-year performance period ending December 31,	2018	2017
Vesting shares, target (net of forfeited)	84,750	87,250
Vesting shares, maximum (net of forfeited)	158,906	163,594

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
As of September 30, 2017, 11,000 and 12,000 target RSUs granted in 2016 and 2015, respectively, were forfeited because the recipients were no longer employed by the Company.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as liability. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved. If the minimum performance goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
No stock options or RSUs were awarded during the nine months ended September 30, 2017.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $38,000 increase to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2017. The increase was the result of tax positions taken regarding federal tax credits and state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2014 through 2016 for federal taxes, and 2003 through 2016 for California state taxes. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for tax years 2003 through 2013. The FTB issued Notices of Proposed Assessments ("NPAs") to the Company for tax years 2003 through 2010, which the Company formally protested. The proposed adjustments for tax years 2003 through 2006 were affirmed following an administrative protest process with the FTB examination. The Company is in settlement discussions with the FTB and believes a reasonable settlement could be reached during 2017 or early 2018 with regard to tax years 2003 through 2010. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the State Board of Equalization, an appeal with the California Office of Tax Appeals, or litigation in superior court. The FTB has not yet issued NPAs for the 2011 through 2013 tax years. Management believes that the resolution of these examinations and assessments will not have a material impact on the Company's consolidated financial statements.

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

At September 30, 2017, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2017	2016

	(Amounts in thousands)
Gross reserves at January 1	$1,290,248	$1,146,688
Less reinsurance recoverable	(13,161)	(14,253)
Net reserves at January 1	1,277,087	1,132,435
Incurred losses and loss adjustment expenses related to:
Current year	1,772,203	1,696,350
Prior years	18,347	69,134
Total incurred losses and loss adjustment expenses	1,790,550	1,765,484
Loss and loss adjustment expense payments related to:
Current year	1,099,656	1,065,948
Prior years	606,615	601,379
Total payments	1,706,271	1,667,327
Net reserves at September 30	1,361,366	1,230,592
Reinsurance recoverable	10,798	13,961
Gross reserves at September 30	$1,372,164	$1,244,553

The increase in the provision for insured events of prior years in 2017 of approximately $18.3 million was primarily attributable to higher than estimated California automobile and property losses.

The increase in the provision for insured events of prior years in 2016 of approximately $69.1 million primarily resulted from the re-estimation of losses for California and Florida automobile liability coverages.

For the nine months ended September 30, 2017 and 2016, the Company recorded catastrophe losses of approximately $59 million and $23 million, respectively. The 2017 catastrophe losses were primarily due to severe rainstorms in California, the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia, and storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state. The 2016 catastrophe losses were primarily attributable to severe storms in Texas and Northern California and claims from the Sand Fire in Southern California.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016

				(Amounts in thousands)
Secured credit facility(1)	Bank of America	LIBOR plus 40 basis points	December 3, 2018	$—	$120,000
Secured loan(1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	—	20,000
Unsecured credit facility(1)	Bank of America and Union Bank	LIBOR plus 112.5-162.5 basis points	December 3, 2019	—	180,000
Senior unsecured notes(2)	Publicly traded	4.40%	March 15, 2027	375,000	—
Unsecured credit facility(3)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	320,000
Less unamortized discount and debt issuance costs(4)				3,764	—
Total debt				$371,236	$320,000
__________

(1)
On March 8, 2017, the loan and credit facility agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

(2)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

(3)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.4% at September 30, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of October 26, 2017, there have been no borrowings under this facility.

(4)
The unamortized discount and debt issuance costs of approximately $3.8 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.0 million at September 30, 2017, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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
The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$792.7	$8.5	$801.2	$780.6	$10.3	$790.9
Less:
Losses and loss adjustment expenses	591.1	4.2	595.3	570.8	5.5	576.3
Underwriting expenses	196.7	3.9	200.6	194.8	4.5	199.3
Underwriting gain	4.9	0.4	5.3	15.0	0.3	15.3
Investment income			31.0			30.3
Net realized investment gains (losses)			20.7			(15.5)
Other income			5.4			2.4
Interest expense			(4.2)			(0.9)
Pre-tax income			$58.2			$31.6
Net income			$46.5			$26.9

	Nine Months Ended September 30,
	2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,362.4	$26.2	$2,388.6	$2,305.0	$32.3	$2,337.3
Less:
Losses and loss adjustment expenses	1,777.1	13.5	1,790.6	1,748.2	17.3	1,765.5
Underwriting expenses	587.7	11.9	599.6	586.1	13.6	599.7
Underwriting (loss) gain	(2.4)	0.8	(1.6)	(29.3)	1.4	(27.9)
Investment income			94.1			91.4
Net realized investment gains			66.3			55.0
Other income			9.7			6.4
Interest expense			(10.9)			(2.9)
Pre-tax income			$157.6			$122.0
Net income			$125.1			$99.1

The following tables present the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended September 30,
	2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$619.8	$—	$619.8	$614.0	$—	$614.0
Homeowners	108.3	—	108.3	105.5	—	105.5
Commercial automobile	43.6	—	43.6	41.2	—	41.2
Other	21.0	8.5	29.5	19.9	10.3	30.2
Net premiums earned	$792.7	$8.5	$801.2	$780.6	$10.3	$790.9

Private passenger automobile	$633.7	$—	$633.7	$630.1	$—	$630.1
Homeowners	125.8	—	125.8	116.0	—	116.0
Commercial automobile	45.6	—	45.6	41.9	—	41.9
Other	22.9	7.1	30.0	22.4	6.6	29.0
Direct premiums written	$828.0	$7.1	$835.1	$810.4	$6.6	$817.0

	Nine Months Ended September 30,
	2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,850.3	$—	$1,850.3	$1,820.1	$—	$1,820.1
Homeowners	322.3	—	322.3	307.0	—	307.0
Commercial automobile	127.3	—	127.3	119.8	—	119.8
Other	62.5	26.2	88.7	58.1	32.3	90.4
Net premiums earned	$2,362.4	$26.2	$2,388.6	$2,305.0	$32.3	$2,337.3

Private passenger automobile	$1,872.8	$—	$1,872.8	$1,857.3	$—	$1,857.3
Homeowners	352.3	—	352.3	331.4	—	331.4
Commercial automobile	133.7	—	133.7	125.2	—	125.2
Other	69.9	21.3	91.2	66.3	20.9	87.2
Direct premiums written	$2,428.7	$21.3	$2,450.0	$2,380.2	$20.9	$2,401.1

14. Subsequent Event

In October 2017, a series of destructive wildfires burned across several counties in Northern California. Recent estimates put the total number of structures destroyed at over 8,000. Based on claims reported to date and expected to be reported, the Company estimates that its share of the total structures destroyed will be fewer than 100. The Company estimates a total gross loss in the range of $60 million to $100 million and a net loss, after the benefit of reinsurance, of $10 million, plus any reinstatement premiums required under the terms of the Company's catastrophe reinsurance treaty. Due to the recent occurrence and magnitude of this event, the total losses from these wildfires are difficult to estimate, and these figures may change in the future.
The Company benefited significantly from its newly expanded catastrophe reinsurance treaty that became effective July 1, 2017. Under the reinsurance treaty, covered catastrophe losses are reinsured 100% up to $190 million above the Company's $10 million retention. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to a total of $15 million in coverage provided by the reinsurers. The reinsurance treaty is subject to reinstatement premiums based on the amount of reinsurance benefits paid to the Company, up to the maximum reinstatement premium of $19 million if the full amount of benefit is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs and marketing efforts; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2017.
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

The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,592,750	$301,810	$75,194	$82,867	$2,052,621	83.8%
Florida (1)	110,134	8	13,736	655	124,533	5.1%
Other states (2)	169,914	50,526	44,753	7,695	272,888	11.1%
Total	$1,872,798	$352,344	$133,683	$91,217	$2,450,042	100.0%
	76.4%	14.4%	5.5%	3.7%	100.0%

	Nine Months Ended September 30, 2016
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,551,442	$279,295	$64,359	$78,456	$1,973,552	82.2%
Florida (1)	121,595	8	20,129	1,018	142,750	5.9%
Other states (2)	184,276	52,103	40,756	7,626	284,761	11.9%
Total	$1,857,313	$331,406	$125,244	$87,100	$2,401,063	100.0%
	77.4%	13.8%	5.2%	3.6%	100.0%
______________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received final report.
CA	Market Conduct Claims	2015	Field work is expected to begin in the 4th quarter of 2017
CA	Rating and Underwriting	2014	Field work is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received draft report and awaiting final report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.
In March 2017, the California DOI approved a 6.9% rate increase on California Automobile Insurance Company's private passenger automobile line of insurance business, which represented approximately 14% of the Company's total net premiums earned for the nine months ended September 30, 2017. This rate increase became effective in May 2017. In April 2017, the California DOI approved a 6.9% rate increase on the California homeowners line of insurance business, which represented approximately 12% of the Company's total net premiums earned for the nine months ended September 30, 2017. This rate increase became effective in August 2017.
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

At September 30, 2017 and December 31, 2016, the Company recorded its point estimate of approximately $1.37 billion and $1.29 billion, respectively, in loss reserves, which included approximately $574.2 million and $534.8 million, respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2017 and December 31, 2016, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the nine months ended September 30, 2017, the Company reported unfavorable development of approximately $18 million on the 2016 and prior accident years’ loss reserves, which at December 31, 2016 totaled approximately $1.29 billion. The unfavorable development in 2017 was primarily attributable to higher than estimated California automobile and property losses.
For the nine months ended September 30, 2017, the Company recorded catastrophe losses of approximately $59 million, which were primarily attributable to severe rainstorms in California, the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia, and storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state.
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

Fair Value of Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, total return swaps, accounts payable, options sold, and secured and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3. Financial Instruments of the Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 97.9% of the fair value of these financial instruments held at September 30, 2017 is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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
Income Taxes
At September 30, 2017, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, alternative minimum tax credit carryforwards, expense accruals and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs and unrealized gains on securities held. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company has the capability to implement tax planning strategies as it has a steady history of generating positive cash flows from operations and believes that its liquidity needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses generated during future periods. By prudent utilization of some or all of these strategies, management has the intent and believes that it has the ability to generate capital gains and minimize tax losses in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the nine months ended September 30, 2017 was 20.6%, compared to 18.7% for the same period in 2016. The increase in the effective tax rate was principally due to an increase of $35.6 million in total pre-tax income for the nine months ended September 30, 2017 compared to the same period in 2016, while tax-exempt investment income, a component of pre-tax income, remained relatively consistent. The Company's effective tax rate for the nine months ended September 30, 2017 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues

Net premiums earned and net premiums written for the three months ended September 30, 2017 increased 1.3% and 2.4%, respectively, from the corresponding period in 2016. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners policies written in California.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Three Months Ended September 30,
	2017	2016

	(Amounts in thousands)
Net premiums earned	$801,205	$790,850
Change in net unearned premium	26,214	17,525
Net premiums written	$827,419	$808,375
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2017	2016

Loss ratio	74.3%	72.9%
Expense ratio	25.0%	25.2%
Combined ratio	99.3%	98.1%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $4 million and $7 million on prior accident years' loss reserves for the third quarter of 2017 and 2016, respectively. The majority of the unfavorable development for the third quarter of 2017 was attributable to higher than estimated California automobile losses, while the majority of the unfavorable development for the third quarter of 2016 was from the re-estimation of losses for California automobile liability coverages. In addition, the 2017 loss ratio was negatively impacted by approximately $19 million of catastrophe losses, primarily due to the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia. The 2016 loss ratio was also negatively impacted by a total of $4 million of catastrophe losses, primarily due to the Sand Fire in Southern California. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.4% and 71.5% for the third quarter of 2017 and 2016, respectively.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The 2017 expense ratio decreased compared to the 2016 expense ratio. Policy acquisition costs for the third quarter of 2017 was lower compared to the same period in 2016, while net premiums earned for the third quarter of 2017 was higher compared to the same period in 2016.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $11.8 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively. The $7.1 million increase in income tax expense was primarily due to a $26.6 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2016.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2017	2016

	(Dollars in thousands)
Average invested assets at cost (1)	$3,630,223	$3,391,752
Net investment income (2)
Before income taxes	$30,988	$30,371
After income taxes	$27,071	$26,777
Average annual yield on investments (2)
Before income taxes	3.4%	3.6%
After income taxes	3.0%	3.2%
Net realized investment gains (losses)	$20,718	$(15,465)
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended September 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(476)	$9,796	$9,320
Equity securities (1)(3)	2,919	7,765	10,684
Short-term investments (1)	(8)	150	142
Note receivable (1)	—	(103)	(103)
Total return swaps	(18)	136	118
Options sold	580	(23)	557
Total	$2,997	$17,721	$20,718

	Three Months Ended September 30, 2016
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$231	$(19,521)	$(19,290)
Equity securities (1)(3)	762	(2,143)	(1,381)
Short-term investments (1)	(528)	532	4
Total return swaps	(500)	4,672	4,172
Options sold	1,024	6	1,030
Total	$989	$(16,454)	$(15,465)
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities during the third quarter of 2017 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities. The decreases in fair value in the third quarter of 2016 were primarily caused by the overall increase in market interest rates.

(3)
The increases in fair value of equity securities during the third quarter of 2017 compared to the decreases during the third quarter of 2016 were primarily due to the overall improvement in the equity markets during the third quarter of 2017 compared to the relative decline in the equity markets during the third quarter of 2016.

Net Income

	Three Months Ended September 30,
	2017	2016

	(Amounts in thousands, except per share data)
Net income	$46,485	$26,930
Basic average shares outstanding	55,324	55,259
Diluted average shares outstanding	55,334	55,328
Basic Per Share Data:
Net income	$0.84	$0.49
Net realized investment gains (losses), net of tax	$0.24	$(0.18)
Diluted Per Share Data:
Net income	$0.84	$0.49
Net realized investment gains (losses), net of tax	$0.24	$(0.18)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues
Net premiums earned and net premiums written for the nine months ended September 30, 2017 increased 2.2% and 2.1%, respectively, from the corresponding period in 2016. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners policies written in California.
The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2017	2016

	(Amounts in thousands)
Net premiums earned	$2,388,641	$2,337,256
Change in net unearned premiums	48,022	50,453
Net premiums written	$2,436,663	$2,387,709

Expenses
The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2017	2016

Loss ratio	75.0%	75.5%
Expense ratio	25.1%	25.7%
Combined ratio	100.1%	101.2%
The Company's loss ratio was affected by unfavorable development of approximately $18 million and $69 million on prior accident years' loss reserves for the nine months ended September 30, 2017 and 2016, respectively. The majority of the unfavorable development for the nine months ended September 30, 2017 resulted from higher than estimated California automobile and property losses, while the unfavorable development for the nine months ended September 30, 2016 was largely attributable to the re-estimation of losses for California and Florida automobile liability coverages. In addition, the 2017 loss ratio was negatively impacted by a total of $59 million of catastrophe losses, primarily due to severe rainstorms in California, the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia, and storms and tornadoes in Oklahoma and Texas. The Winter of 2017 was extremely wet in California, setting new precipitation records in parts of the state. The 2016 loss ratio was also negatively impacted by a total of $23 million of catastrophe losses, primarily due to severe storms in Texas and in Northern California and claims from the Sand Fire in Southern California. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.7% and 71.6% for the nine months ended September 30, 2017 and 2016, respectively.
The 2017 expense ratio decreased compared to the 2016 expense ratio. Policy acquisition costs and advertising expenses for the nine months ended September 30, 2017 were lower compared to the same period in 2016, while net premiums earned for the nine months ended September 30, 2017 was higher compared to the same period in 2016.
Income tax expense was $32.5 million and $22.9 million for the nine months ended September 30, 2017 and 2016, respectively. The $9.6 million increase in income tax expense was primarily due to a $35.6 million increase in total pre-tax income, while tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2016.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2017	2016

	(Dollars in thousands)
Average invested assets at cost (1)	$3,563,855	$3,359,037
Net investment income (2)
Before income taxes	$94,058	$91,440
After income taxes	$82,381	$80,365
Average annual yield on investments (2)
Before income taxes	3.5%	3.6%
After income taxes	3.1%	3.2%
Net realized investment gains	$66,334	$54,973
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Nine Months Ended September 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,666)	$45,705	$44,039
Equity securities (1)(3)	8,937	14,227	23,164
Short-term investments (1)	1	(89)	(88)
Note receivable (1)	—	(103)	(103)
Total return swaps	(1,044)	(1,491)	(2,535)
Options sold	1,843	14	1,857
Total	$8,071	$58,263	$66,334

	Nine Months Ended September 30, 2016
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$1,864	$20,913	$22,777
Equity securities (1)(3)	7,871	13,430	21,301
Short-term investments (1)	(528)	184	(344)
Total return swap	(681)	8,596	7,915
Options sold	3,358	(34)	3,324
Total	$11,884	$43,089	$54,973
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities during the nine months ended September 30, 2017 and 2016 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities, combined with the overall decrease in market interest rates.

(3)	The increases in fair value of equity securities during the nine months ended September 30, 2017 and 2016 were primarily due to the overall improvement in the equity markets.

Net Income

	Nine Months Ended September 30,
	2017	2016

	(Amounts in thousands, except per share data)
Net income	$125,098	$99,126
Basic average shares outstanding	55,311	55,238
Diluted average shares outstanding	55,323	55,304
Basic Per Share Data:
Net income	$2.26	$1.79
Net realized investment gains, net of tax	$0.78	$0.65
Diluted Per Share Data:
Net income	$2.26	$1.79
Net realized investment gains, net of tax	$0.78	$0.65

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $651.0 million at September 30, 2017 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $276.5 million, an increase of $62.7 million compared to the corresponding period in 2016. The increase was primarily due to an increase in premium collections and a decrease in operating expenses paid, partially offset by higher paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2017 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2017 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$215,488
Due after one year through two years	197,394
Due after two years through three years	102,250
Due after three years through four years	92,533
Due after four years through five years	68,375
Total due within five years	$676,040
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
C. Invested Assets

Portfolio Composition

An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well-diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy enables the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.
The following table presents the composition of the total investment portfolio of the Company at September 30, 2017:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,919	$13,892
Municipal securities	2,423,154	2,483,750
Mortgage-backed securities	31,941	32,726
Corporate securities	159,555	161,883
Collateralized loan obligations	93,443	94,325
Other asset-backed securities	54,875	55,160
	2,776,887	2,841,736
Equity securities:
Common stock	366,636	410,834
Non-redeemable preferred stock	30,275	30,665
Private equity funds	12,831	8,684
Private equity fund measured at net asset value (2)	69,668	69,011
	479,410	519,194
Short-term investments	366,512	366,402
Total investments	$3,622,809	$3,727,332
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2017, 66.4% of the Company’s total investment portfolio at fair value and 87.1% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. At September 30, 2017, 86.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct equity investment in sub-prime lenders.

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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The Company's portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The holdings that are heavily weighted with high coupon issues are expected to be called prior to maturity. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield, and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	September 30, 2017	December 31, 2016

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.2	11.9
including short-term investments	11.7	10.5
Call-adjusted average maturity:
excluding short-term investments	5.1	4.5
including short-term investments	4.6	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.4	4.1
including short-term investments	3.9	3.7
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2017, consistent with the average rating at December 31, 2016. The Company's municipal bond holdings, 99.6% of which were tax exempt, represented 87.1% of its fixed maturity securities portfolio, at fair value, at September 30, 2017, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At September 30, 2017, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $68.1 million and $75.7 million, respectively, at fair value, and represented 2.4% and 2.7%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2016, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $51.6 million and $86.6 million, respectively, at fair value, and represented 1.8% and 3.1%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the nine months ended September 30, 2017, with 94.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.3% and 3.2% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2017; the downgrades were slight and still within the investment grade portfolio.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2017
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$13,892	$—	$—	$—	$—	$13,892
Government agency	—	—	—	—	—	—
Total	13,892	—	—	—	—	13,892
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	26,586	163,640	280,926	29,001	17,717	517,870
Uninsured	50,560	665,532	1,002,591	180,825	66,372	1,965,880
Total	77,146	829,172	1,283,517	209,826	84,089	2,483,750
	3.1%	33.4%	51.7%	8.4%	3.4%	100.0%
Mortgage-backed securities:
Commercial	—	11,968	8,390	3,995	—	24,353
Agencies	2,685	—	—	—	—	2,685
Non-agencies:
Prime	—	—	368	77	1,169	1,614
Alt-A	—	—	—	1,049	3,025	4,074
Total	2,685	11,968	8,758	5,121	4,194	32,726
	8.2%	36.6%	26.8%	15.6%	12.8%	100.0%
Corporate securities:
Basic materials	—	—	—	6,331	2,709	9,040
Communications	—	—	162	5,720	—	5,882
Consumer, cyclical	—	—	1,158	11,213	4,620	16,991
Consumer, non-cyclical	—	—	317	7,745	—	8,062
Energy	—	—	3,130	21,347	30,897	55,374
Financial	—	848	16,785	28,539	—	46,172
Industrial	—	—	165	4,360	—	4,525
Technology	—	—	—	—	8,751	8,751
Utilities	—	—	6,371	149	566	7,086
Total	—	848	28,088	85,404	47,543	161,883
	—%	0.5%	17.4%	52.7%	29.4%	100.0%
Collateralized loan obligations:
Corporate	3,507	1,000	81,318	—	8,500	94,325
Total	3,507	1,000	81,318	—	8,500	94,325
	3.7%	1.1%	86.2%	—%	9.0%	100.0%

Other asset-backed securities	17,338	14,890	7,567	15,365	—	55,160
	31.4%	27.0%	13.7%	27.9%	—%	100.0%
Total	$114,568	$857,878	$1,409,248	$315,716	$144,326	$2,841,736
	4.0%	30.2%	49.6%	11.1%	5.1%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $13.9 million and $12.3 million, or 0.5% and 0.4% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at September 30, 2017 and December 31, 2016, respectively. In February 2016, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government-issued debt, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 2.0 years and 2.2 years at September 30, 2017 and December 31, 2016, respectively.

Municipal Securities

At September 30, 2017 and December 31, 2016, respectively, the Company had $2.48 billion and $2.45 billion, or 87.4% and 87.0% of its fixed maturity securities portfolio, at fair value, in municipal securities, $517.9 million and $722.7 million of which were insured. The underlying ratings for insured municipal securities have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of September 30, 2017 and December 31, 2016.
At September 30, 2017 and December 31, 2016, respectively, 63.2% and 60.6% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provided credit enhancement and ratings reflecting the credit of the underlying issuers. At September 30, 2017 and December 31, 2016, the average rating of the Company’s insured investment grade municipal securities was A+, with an underlying rating of A+. The remaining 36.8% and 39.4% of insured municipal securities at September 30, 2017 and December 31, 2016, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.6 years and 4.3 years at September 30, 2017 and December 31, 2016, respectively.
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
Mortgage-Backed Securities

At September 30, 2017 and December 31, 2016, respectively, the mortgage-backed securities portfolio of $32.7 million and $39.8 million, or 1.2% and 1.4% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $4.1 million and $4.5 million at fair value ($4.0 million and $4.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $24.4 million and $30.0 million at fair value ($23.9 million and $29.6 million at amortized cost) in commercial mortgage-backed securities at September 30, 2017 and December 31, 2016, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at September 30, 2017 and December 31, 2016 was B-, while the weighted-average rating of the entire mortgage-backed securities portfolio was A at September 30, 2017 and December 31, 2016. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.2 years and 3.7 years at September 30, 2017 and December 31, 2016, respectively.
Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	September 30, 2017	December 31, 2016

	(Amounts in thousands)
Corporate securities at fair value	$161,883	$189,688
Percentage of total fixed maturity securities portfolio	5.7%	6.7%
Modified duration	2.2 years	2.4 years
Weighted-average rating	BBB-	BBB-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	September 30, 2017	December 31, 2016

	(Amounts in thousands)
Collateralized loan obligations at fair value	$94,325	$86,525
Percentage of total fixed maturity securities portfolio	3.3%	3.1%
Modified duration	5.8 years	4.4 years
Weighted-average rating	A	A
Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities are as follows:

	September 30, 2017	December 31, 2016

	(Amounts in thousands)
Other asset-backed securities at fair value	$55,160	$36,996
Percentage of total fixed maturity securities portfolio	1.9%	1.3%
Modified duration	1.3 years	1.5 years
Weighted-average rating	A+	A

Equity Securities

Equity holdings of $519.2 million at fair value consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. The net gains due to changes in fair value of the Company’s equity securities portfolio during the nine months ended September 30, 2017 were $14.2 million. The primary cause for the increase in fair value of the Company’s equity securities was the overall improvement in the equity markets during the nine months ended September 30, 2017.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2017, 13.9% of the total investment portfolio at fair value was held in equity securities, compared to 10.1% at December 31, 2016.
D. Debt

On March 8, 2017, the Company paid off the total outstanding balance of $320 million under the existing loan and credit facility agreements with the proceeds from its public offering of $375 million of senior notes, and terminated the agreements.

On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.4% at September 30, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of October 26, 2017, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2017.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.59 billion at September 30, 2017, and net premiums written of $3.2 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.02 to 1 at September 30, 2017.

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
The Company manages exposures to market risk through the use of asset allocation, duration, and credit ratings. Asset allocation limits place restrictions on the total amount of funds that may be invested within an asset class. Duration limits on the fixed maturity securities portfolio place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2017, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2016.

The following table presents municipal securities by state in descending order of holdings at fair value at September 30, 2017:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$385,232	AA-
California	200,653	A+
Florida	195,019	A+
Illinois	148,309	A-
Washington	120,378	AA-
Other states	1,434,159	A+
Total	$2,483,750
At September 30, 2017, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 12.9% of the Company’s total fixed maturity securities portfolio at September 30, 2017. 3.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds and agencies, which were rated AAA at September 30, 2017. 14.1% of the Company’s taxable fixed maturity securities, representing 1.8% of its total fixed maturity securities portfolio, were rated below investment grade at September 30, 2017. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At September 30, 2017, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $410.8 million in common stocks, $30.7 million in non-redeemable preferred stocks, and $77.7 million in private equity funds including a fund measured at net asset value. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.0% of total investments at fair value at September 30, 2017. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

	(Amounts in thousands, except average Beta)
Average Beta	0.99	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$101,373	$70,410
Hypothetical reduction of 50% in the overall value of the stock market	$202,746	$140,820

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. The Company faces interest rate risk as it invests a substantial amount of funds in interest sensitive assets and holds interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks, as well as changes in interest rates resulting from widening credit spreads and credit exposure to collateralized securities.
The fixed maturity securities portfolio, which represented 76.2% of total investments at September 30, 2017 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.9 years and 3.7 years at September 30, 2017 and December 31, 2016, respectively.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2017 would decrease by $123.1 million and $246.1 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called bonds would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

MERCURY GENERAL CORPORATION

Date: October 31, 2017	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: October 31, 2017	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer