Form 10-K
period 2017-12-31
MERCURY GENERAL CORP
filed 2018-02-08
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
NONE
____________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant at June 30, 2017 was $1,471,397,454 (which represents 27,248,101 shares of common equity held by non-affiliates multiplied by $54.00, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 2, 2018, the Registrant had issued and outstanding an aggregate of 55,332,077 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2017, 2016, and 2015 by state and line of insurance business were:

Year Ended December 31, 2017
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,117,882	$404,645	$102,204	$109,779	$2,734,510	84.1%
Florida (1)	140,288	4	17,089	680	158,061	4.9%
Other states (2)	221,871	65,269	58,939	10,282	356,361	11.0%
Total	$2,480,041	$469,918	$178,232	$120,741	$3,248,932	100.0%
	76.3%	14.5%	5.5%	3.7%	100.0%

Year Ended December 31, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,059,459	$369,407	$86,981	$104,854	$2,620,701	82.6%
Florida (1)	154,593	9	24,973	1,067	180,642	5.7%
Other states (2)	238,651	67,481	54,112	10,310	370,554	11.7%
Total	$2,452,703	$436,897	$166,066	$116,231	$3,171,897	100.0%
	77.3%	13.8%	5.2%	3.7%	100.0%

Year Ended December 31, 2015
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,946,922	$333,397	$78,735	$96,791	$2,455,845	81.5%
Florida (1)	153,206	9	27,281	738	181,234	6.0%
Other states (2)	245,645	68,843	47,495	13,834	375,817	12.5%
Total	$2,345,773	$402,249	$153,511	$111,363	$3,012,896	100.0%
	77.9%	13.3%	5.1%	3.7%	100.0%
_____________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounts for more than 4% of total direct premiums written.

The Company offers the following types of automobile coverage: collision, property damage, bodily injury ("BI"), comprehensive, personal injury protection ("PIP"), underinsured and uninsured motorist, and other hazards.

The Company offers the following types of homeowners coverage: dwelling, liability, personal property, fire, and other hazards.

The following table presents the Company's published maximum limits of liability:

Insurance type	Published maximum limits of liability
Private Passenger Automobile - bodily injury (BI)	$250,000 per person; $500,000 per accident (1)
Private Passenger Automobile (combined policy limits)	$500,000 per accident
Private Passenger Automobile - property damage	$250,000 per accident (1)
Commercial Automobile (combined policy limits)	$1,000,000 per accident
Homeowner property	no maximum (2) (3)
Homeowner liability	$1,000,000 (3)
Umbrella liability	$5,000,000 (4)
________
(1) The majority of the Company’s automobile policies have liability limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.
(2) The Company obtains facultative reinsurance above a Company retention limit of up to $7 million.
(3) The majority of the Company’s homeowner policies have liability limits of $300,000 or less, a replacement value of $500,000 or less, and a total insured value of $1,000,000 or less.
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

Production and Servicing of Business
The Company sells its policies through approximately 10,400 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. All of the independent agents collectively accounted for more than 87% of the Company's direct premiums written in 2017, and no single independent agent accounted for more than 1% of the Company’s direct premiums written during the last three years. Approximately 2,100 of the independent agents are located in California and approximately 1,600 are located in Florida. The independent agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. AIS and PoliSeek represented the Company as independent agents prior to their acquisition in 2009, and continue to act as independent agents selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2017 were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2017, the Company incurred approximately $37 million in net advertising expense.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate ("DOI"). Each state has different rate approval requirements. See "Regulation—Department of Insurance Oversight."

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 11 states. The Company also offers homeowners insurance in 11 states, commercial automobile insurance in 9 states, and mechanical protection insurance in most states.

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 84% of all California voluntary private passenger automobile policies-in-force at December 31, 2017, while higher risk categories accounted for approximately 16%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

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
The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,290,248	$1,146,688	$1,091,797
Less reinsurance recoverables on unpaid losses	(13,161)	(14,253)	(14,192)
Net reserves at January 1(1)	1,277,087	1,132,435	1,077,605
Acquisition of WAIC reserves	—	—	18,677
Incurred losses and loss adjustment expenses related to:
Current year	2,390,453	2,269,769	2,132,837
Prior years	54,431	85,369	12,658
Total incurred losses and loss adjustment expenses	2,444,884	2,355,138	2,145,495
Loss and loss adjustment expense payments related to:
Current year	1,550,789	1,508,362	1,455,245
Prior years	724,570	702,124	654,097
Total payments	2,275,359	2,210,486	2,109,342
Net reserves at December 31(1)	1,446,612	1,277,087	1,132,435
Reinsurance recoverables on unpaid losses	64,001	13,161	14,253
Gross reserves at December 31(1)	$1,510,613	$1,290,248	$1,146,688
_____________

(1)
Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The increase in the provision for insured events of prior years in 2017 of approximately $54.4 million primarily resulted from higher than estimated losses in California automobile and property lines of business, which experienced loss severities in prior accident periods that were higher than previously estimated.

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

The Company experienced estimated pre-tax catastrophe losses and loss adjustment expenses of approximately $168 million ($79 million net of reinsurance benefits), $27 million, and $19 million in 2017, 2016, and 2015, respectively. There were no reinsurance benefits used for catastrophe losses in 2016 and 2015. The losses in 2017 primarily resulted from wildfires in Northern and Southern California, severe rainstorms in California, and the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia. The losses in 2016 primarily resulted from severe storms outside of California and rainstorms in California. The losses in 2015 primarily resulted from severe storms outside of California, and rainstorms and wildfires in California.

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
The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. Although the Insurance Companies’ ratios include lines of insurance business other than private passenger automobile that accounted for 23.7% of direct premiums written in 2017, the Company believes its ratios can be compared to the industry ratios.

	Year Ended December 31,
	2017	2016	2015	2014		2013
Loss ratio	76.6%	75.3%	72.6%	71.0%		72.7%
Expense ratio	25.3%	25.7%	26.7%	27.7%		27.2%
Combined ratio	101.9%	101.0%	99.3%	98.8%	(2)	99.9%
Industry combined ratio (all writers)(1)	N/A	106.0%	104.1%	101.9%		103.4%
Industry combined ratio (excluding direct writers)(1)	N/A	99.7%	100.2%	99.8%		100.7%
____________

(1)	Source: A.M. Best, Aggregates & Averages (2013 through 2016), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratio for 2014 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except ratios)
Net premiums written	$3,215,910	$3,155,788	$2,999,392	$2,840,922	$2,728,999
Policyholders’ surplus	$1,589,226	$1,441,571	$1,451,950	$1,438,281	$1,528,682
Ratio	2.0 to 1	2.2 to 1	2.1 to 1	2.0 to 1	1.8 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2017.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2017		2016		2015
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$356,018	$359,240	$373,335	$375,495	$426,905	$414,396
Tax-exempt state and municipal bonds	2,467,212	2,533,537	2,422,075	2,439,058	2,377,370	2,465,607
Total fixed maturities	2,823,230	2,892,777	2,795,410	2,814,553	2,804,275	2,880,003
Equity securities	474,197	537,240	331,770	357,327	313,528	315,362
Short-term investments	302,693	302,711	375,700	375,680	185,353	185,277
Total investments	$3,600,120	$3,732,728	$3,502,880	$3,547,560	$3,303,156	$3,380,642
__________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$3,582,122	$3,390,769	$3,293,948	$3,204,592	$3,028,198
Net investment income(3)
Before income taxes	$124,930	$121,871	$126,299	$125,723	$124,538
After income taxes	$109,243	$107,140	$110,382	$111,456	$109,506
Average annual yield on investments(3)
Before income taxes	3.5%	3.6%	3.8%	3.9%	4.1%
After income taxes	3.1%	3.2%	3.4%	3.5%	3.6%
Net realized investment gains (losses) after income taxes	$54,373	$(22,266)	$(54,474)	$52,770	$(7,424)
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)	At December 31, 2017, fixed maturity securities with call features totaled $2.9 billion at fair value and amortized cost.

(3)
During 2017, net investment income before and after income taxes increased due to higher average invested assets. Average annual yield on investments before and after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2016, the Company was the sixth largest writer of private passenger automobile insurance in California and the fifteenth largest in the United States.

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

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2018. For the 12 months ending June 30, 2018, the Treaty provides $205 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $10 million Company retention limit, subject to reinstatement premiums based on the amount of reinsurance benefits paid to the Company, up to the maximum reinstatement premium of $19 million if the full amount of benefit is used. The first $190 million of losses above the Company's $10 million retention are covered 100% by the reinsurers. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to $15 million total coverage provided by the reinsurers. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The annual premium for the Treaty is approximately $19 million and $6 million for the 12 months ending June 30, 2018 and 2017, respectively. The increase in the annual premium reflects the increased coverage. For the 12 months ended June 30, 2017, the Treaty provided $115 million of coverage on a per occurrence basis after covered catastrophe losses exceeded a $100 million Company retention.

During the fourth quarter of 2017, the Company incurred a total of approximately $109 million in losses, before reinsurance benefits, resulting from two catastrophe events, consisting of the Northern California wildfires with approximately $84 million in losses and the Southern California wildfires with approximately $25 million in losses. The impact of these catastrophe losses on the Company's results of operations was significantly mitigated due to the Treaty. The total combined loss from these wildfires, net of reinsurance benefits, totaled $20 million, which is the Company's total retention on the two catastrophe events, $10 million each. In addition, the Company recorded a total of approximately $12 million in ceded reinstatement premiums written for reinsurance benefits used up under the Treaty.

Reinsurance benefits of $15 million used for the second catastrophe event, the Southern California wildfires, are not subject to reinstatement. As a result, for the remaining term of the Treaty that runs through June 30, 2018, the Company’s reinsurance benefits available for future covered catastrophe losses under the Treaty are reduced by $15 million on the first layer of the reinsurance treaty, which has a stated coverage limit of $30 million in excess of the Company's $10 million retention. Reinsurance benefits for covered catastrophe losses in excess of $40 million remain fully available for future covered catastrophe losses through the end of the Treaty term.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $69,000 and $307,000 to officeholders and candidates in 2017 and 2016, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2017, 2016, and 2015, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2017. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2017.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 3, 2017, the most recent date at which information was available, was $66.2 million. There was no assessment made in 2017.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2017 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a holding company system. Some transactions, and dividends defined to be "extraordinary," require advance notice and may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements, and modifications thereto; all guarantees that are not quantifiable, or, if quantifiable, exceed the lesser of one-half of 1% of admitted assets or 10% of policyholders’ surplus as of the preceding December 31; derivative transactions or series of derivative transactions; certain reinsurance transactions or modifications thereof in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5% of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year.

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2017, the Insurance Companies are permitted to pay in 2018, without obtaining DOI approval for extraordinary dividends, $167 million in dividends to Mercury General, of which $134 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by the Proposition, make them difficult to insure in the voluntary market. In

2017, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 2, 2018:

Name	Age	Position
George Joseph	96	Chairman of the Board
Gabriel Tirador	53	President and Chief Executive Officer
Allan Lubitz	59	Senior Vice President and Chief Information Officer
Theodore R. Stalick	54	Senior Vice President and Chief Financial Officer
Christopher Graves	52	Vice President and Chief Investment Officer
Robert Houlihan	61	Vice President and Chief Product Officer
Victor G. Joseph	31	Vice President and Chief Underwriting Officer
Brandt N. Minnich	51	Vice President and Chief Marketing Officer
Randall R. Petro	54	Vice President and Chief Claims Officer
Heidi C. Sullivan	49	Vice President and Chief Human Capital Officer
Erik Thompson	49	Vice President, Advertising and Public Relations
Charles Toney	56	Vice President and Chief Actuary
Judy A. Walters	71	Vice President, Corporate Affairs and Secretary

Mr. George Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through 2006. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

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

Mr. Victor Joseph, Vice President and Chief Underwriting Officer has been employed by the Company in various capacities since 2009, and was appointed Vice President and Chief Underwriting Officer in July 2017. Mr. Victor Joseph is Mr. George Joseph’s son.

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

Mr. Thompson, Vice President, Advertising and Public Relations, joined the Company as Director of Advertising in 2005, and was appointed Vice President, Advertising and Public Relations in October 2017. Prior to joining the Company, Mr. Thompson held various leadership positions in advertising, marketing, and public relations at several organizations, including Universal Studios, Inc., Turner, and Columbia TriStar Television.

Mr. Toney, Vice President and Chief Actuary, joined the Company in 1984 as a programmer/analyst. In 1994, he earned his Fellowship in the Casualty Actuarial Society and was appointed to his current position. In 2011, he became a board member of the Personal Insurance Federation of California. Mr. Toney is Mr. George Joseph’s nephew.

Ms. Walters, Vice President, Corporate Affairs and Secretary, has been employed by the Company since 1967, and has served as its Secretary since 1982. Ms. Walters was named Vice President, Corporate Affairs in 1998.

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
For the year ended December 31, 2017, the Company generated 84% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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
The Company’s financial condition, results of operations, and liquidity depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including but not limited to:

•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	successful innovation of new pricing strategies;

•	recognition of changes in trends and in the projected severity and frequency of losses;

•	the Company’s ability to forecast renewals of existing policies accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in the Company’s claim settlement practices;

•	changes in operating expenses;

•	changing driving patterns;

•	extra-contractual liability arising from bad faith claims;

•	catastrophes, including those which may be related to climate change;

•	unexpected medical inflation; and

•	unanticipated inflation in automobile repair costs, automobile parts prices, and used car prices.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best Company. A.M. Best Company currently rates all of the Insurance Companies with sufficient operating history to be rated as either A+ (Superior) or A- (Excellent). On September 28, 2017, A.M. Best Company affirmed all of the Company’s ratings and the Negative outlook for the A+ rated entities. The Company is working to remove the Negative outlook back to Stable in the next ratings cycle. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, California General Underwriters Insurance Company, Inc. and Workmen's Auto Insurance Company, are not rated by A.M. Best Company and the rating is not critical to the type of business they produce.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and its ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch and Moody's is A and A2, respectively. If the Company were to seek financing through the capital markets in the future, there can be no assurance that the Company would obtain favorable ratings from rating agencies. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. Market interest rates have been at historic lows for the last several years. Many observers, including the Company, believe that market interest rates will rise as the economy improves. Although the Company takes measures to manage the risks of investing in a changing interest rate environment, it may not be able to mitigate interest rate sensitivity effectively. The Company’s mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite its mitigation efforts, a significant change in interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Although the Company monitors the timing and recognition of capital gains and losses in an effort to maximize the realization of deferred tax assets arising from capital losses, no guaranty can be provided that such monitoring or the Company's tax strategies will be effective.

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
At December 31, 2017, 67.9% of the Company’s total investment portfolio at fair value and 87.6% of its total fixed maturity investments at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, rain storms, fires, mudslides, sinkholes, war, acts of terrorism, severe weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company depends on independent agents who may discontinue sales of its policies at any time.
The Company sells its insurance policies primarily through approximately 10,400 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of an appropriate character and in a sufficient amount to utilize these tax benefits in the future. Any determination that the Company would not be able to realize all or a portion of its deferred tax assets in the future would result in a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. The changes in the estimates and assumptions used in such assessments and decisions can materially affect the Company’s results of operations and financial condition.

The carrying value of the Company’s goodwill and other intangible assets could be subject to an impairment write-down.
At December 31, 2017, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $21 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The Company has deployed, and continues to enhance, new information technology systems that are designed to manage many of these functions across the states in which it operates and the lines of insurance it offers. See "Overview—A. General—Technology" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." The failure of hardware or software that supports the Company’s information technology systems, the loss of data contained in the systems, or any delay or failure in the full deployment of the Company’s information technology systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of the Company’s policyholder, employee and Company data are critical to the Company’s business. The Company’s policyholders and employees have a high expectation that the Company will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy regulations may increase the Company’s operating costs and adversely impact its ability to market products and services to its policyholders. Furthermore, a penetrated or compromised information technology system or the intentional, unauthorized, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of policyholder, employee or Company data which could harm the Company’s reputation or result in remedial and other expenses, fines or lawsuits. Although the Company seeks to mitigate the impact and severity of potential cyber threats through cyber insurance coverage, not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In addition, disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers, may significantly affect the amount or timing of recovery.

Changes in accounting standards issued by the Financial Accounting Standards Board (the "FASB") or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
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

The Company may be adversely affected if economic conditions result in either inflation or deflation. In an inflationary environment, established reserves may become inadequate and increase the Company’s loss ratio, and market interest rates may rise and reduce the value of the Company’s fixed maturity portfolio. The departments of insurance may not approve premium rate increases in time for the Company to adequately mitigate inflated loss costs. In a deflationary environment, some fixed maturity issuers may have difficulty meeting their debt service obligations and thereby reduce the value of the Company’s fixed maturity portfolio; equity investments may decrease in value; and policyholders may experience difficulties paying their premiums to the Company, which could adversely affect premium revenue.

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
76.3% of the Company’s direct premiums written for the year ended December 31, 2017 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

The Company’s financial condition, results of operations, and liquidity are dependent in part on tax policy implemented at the federal and/or state level. For example, a significant portion of the Company’s investment portfolio consists of municipal securities that receive beneficial tax treatment under applicable federal tax law. The Company’s results are also subject to federal and state tax rules applicable to dividends received from its subsidiaries and its equity holdings. Additionally, changes in tax laws could have an adverse effect on deferred tax assets and liabilities included in the Company’s consolidated balance sheets and results of operations. Certain elements of the Tax Cuts and Jobs Act of 2017 (the "Act"), enacted into law on December 22, 2017, are pending final regulations from the Internal Revenue Service and state taxing jurisdictions. The Company cannot predict whether any tax legislation, in addition to the Act, will be enacted in the near future or whether any such changes to existing federal or state tax law would have a material adverse effect on the Company's financial condition and results of operations.

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
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. Certain institutional investors also each own between 5% and 15% of the Company's common stock. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

Future equity or debt financing may affect the market price of the Company’s common stock and rights of the current shareholders, and the future exercise of options and granting of shares will result in dilution in the investment of the Company’s shareholders.
The Company may raise capital in the future through the issuance and sale of its common stock or debt securities. The Company cannot predict what effect, if any, such future financing will have on the market price of its common stock. Sales of substantial amounts of its common stock in the public market or issuance of substantial amounts of debt securities could adversely affect the market price of the Company’s outstanding common stock, and may make it more difficult for shareholders to sell common stock at a time and price that the shareholder deems appropriate. Furthermore, holders of some of the Company's securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. In addition, the Company has issued and may issue options to purchase shares of its common stock as well as restricted stock units ("RSUs") to incentivize its executives and key employees. In the event that any options to purchase common stock are exercised or any shares of common stock are issued when the RSUs vest, shareholders will suffer dilution in their investment.

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

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2017
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	164,000	62%
Oklahoma City, OK	Administrative	100,000	25%

The Company leases additional office space for operations. Office location is not crucial to the Company’s operations, and the Company anticipates no difficulty in extending these leases or obtaining comparable office space. In addition, the Company owns 5.9 acres of land in Rancho Cucamonga, California.

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

2017	High	Low
1st Quarter	$64.52	$56.45
2nd Quarter	63.23	53.23
3rd Quarter	61.51	52.52
4th Quarter	60.19	51.87

2016	High	Low
1st Quarter	$56.02	$42.97
2nd Quarter	55.95	49.69
3rd Quarter	56.14	52.00
4th Quarter	61.19	50.32
The closing price of the Company’s common stock on February 2, 2018 was $48.98.
Holders
As of February 2, 2018, there were approximately 111 holders of record of the Company’s common stock.
Dividends
Since the public offering of its common stock in November 1985, the Company has paid regular quarterly dividends on its common stock. During 2017 and 2016, the Company paid dividends on its common stock of $2.4925 and $2.4825 per share, respectively. On February 2, 2018, the Board of Directors declared a $0.6250 quarterly dividend payable on March 29, 2018 to shareholders of record on March 15, 2018.

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2017, the Insurance Companies are permitted to pay in 2018, without obtaining DOI approval for extraordinary dividends, $167 million in dividends to Mercury General, of which $134 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s Common Stock (Symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2012 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017
Mercury General	$100.00	$132.55	$158.95	$137.00	$185.31	$171.92
Industry Peer Group	100.00	132.89	161.63	155.39	187.53	227.51
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14

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
Recent Sales of Unregistered Securities
None.

Share Repurchases
The Company has had a stock repurchase program since 1998. The Company was authorized to repurchase shares of its common stock under the program in open market transactions at the discretion of management. No stock has been repurchased since 2000. The Company’s Board of Directors authorized a $200 million stock repurchase on July 29, 2016, and the authorization expired and the program was discontinued in July 2017.

Item 6.	Selected Financial Data
The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2017	2016	2015	2014	2013
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$3,195,437	$3,131,773	$2,957,897	$2,796,195	$2,698,187
Net investment income	124,930	121,871	126,299	125,723	124,538
Net realized investment gains (losses)	83,650	(34,255)	(83,807)	81,184	(11,422)
Other	11,945	8,294	8,911	8,671	9,738
Total revenues	3,415,962	3,227,683	3,009,300	3,011,773	2,821,041
Losses and loss adjustment expenses	2,444,884	2,355,138	2,145,495	1,986,122	1,962,690
Policy acquisition costs	555,350	562,545	539,231	526,208	505,517
Other operating expenses	233,475	235,314	250,839	249,381	219,478
Interest	15,168	3,962	3,168	2,637	1,260
Total expenses	3,248,877	3,156,959	2,938,733	2,764,348	2,688,945
Income before income taxes	167,085	70,724	70,567	247,425	132,096
Income tax expense (benefit)	22,208	(2,320)	(3,912)	69,476	19,953
Net income	$144,877	$73,044	$74,479	$177,949	$112,143
Per Share Data:
Basic earnings per share	$2.62	$1.32	$1.35	$3.23	$2.04
Diluted earnings per share	$2.62	$1.32	$1.35	$3.23	$2.04
Dividends paid per share	$2.4925	$2.4825	$2.4725	$2.4625	$2.4525

	December 31,
	2017	2016	2015	2014	2013
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,732,728	$3,547,560	$3,380,642	$3,403,822	$3,158,312
Total assets	5,101,323	4,788,718	4,628,645	4,600,289	4,315,181
Loss and loss adjustment expense reserves	1,510,613	1,290,248	1,146,688	1,091,797	1,038,984
Unearned premiums	1,101,927	1,074,437	1,049,314	999,798	953,527
Notes payable	371,335	320,000	290,000	290,000	190,000
Shareholders’ equity	1,761,387	1,752,402	1,820,885	1,875,446	1,822,486
Book value per share	31.83	31.70	33.01	34.02	33.15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs and marketing efforts; and legal, cyber security, regulatory and litigation risks.

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for 76.3% of the $3.2 billion of the Company’s direct premiums written in 2017, and 85% of the private passenger automobile premiums were written in California.
The Company was unable to profitably grow its business in Michigan and Pennsylvania since it began writing insurance in those states in 2004. Michigan and Pennsylvania combined net premiums earned were $15.4 million and $18.6 million in 2015 and 2014, respectively, and combined ratios were 137% and 130% in 2015 and 2014, respectively. During the second quarter of 2016, the Company implemented an exit plan to focus resources on other states with better opportunities for sustainable growth, and with the approval of the regulators in Michigan and Pennsylvania, the Company ceased accepting new business in those states in May 2016. The Company has substantially completed the run-off of its Michigan and Pennsylvania operations in 2017, with the exception of a limited number of claims that remained open at December 31, 2017.
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

2017 Financial Performance Summary
The Company’s net income for the year ended December 31, 2017 increased to $144.9 million, or $2.62 per diluted share, from $73.0 million, or $1.32 per diluted share, for the same period in 2016. Included in net income is $124.9 million of pre-tax investment income that was generated during 2017 on a portfolio of $3.7 billion at fair value at December 31, 2017, compared to $121.9 million of pre-tax investment income that was generated during 2016 on a portfolio of $3.5 billion at fair value at December 31, 2016. Also included in net income are net realized investment gains (losses) of $83.7 million and $(34.3) million in 2017 and 2016, respectively, and catastrophe losses, net of reinsurance benefits, of approximately $79.0 million and $27.0 million in 2017 and 2016, respectively.

During 2017, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make the Company competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $341 million and $292 million in 2017 and 2016, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Inflation—The largest cost component for automobile insurers is losses, which include medical, replacement automobile parts, and labor costs. There can be significant variation in the overall increases in medical cost inflation, and it is often years after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated.

•
Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. Loss frequency trends are affected by many factors such as fuel prices, the economy, the prevalence of distracted driving and collision avoidance and other technology in vehicles. Loss trends were generally flat or slightly down in 2017.

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

Technology
The Company implemented Guidewire’s InsuranceSuite in 2010, which is a widely adopted industry software leader. Over the past several years, InsuranceSuite has been deployed in most of the states and lines of business in which the Company operates. Throughout 2017, there have been numerous enhancements to the Company's information technology systems to make them easier and more intuitive for agents, customers, shoppers, and internal users. The Company will continue to invest in improving user experiences with its information technology systems.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2017, the Company implemented rate changes in eleven states. In California, the following rate increases were implemented or approved by the California DOI for lines of business that exceeded 5% of the Company's total net premiums earned in 2017:

▪
In January 2018, the California DOI approved a 5.0% rate increase on MIC's private passenger automobile line of insurance business, which represented approximately 51% of the total Company's net premiums earned in 2017. The Company expects to implement this rate increase in March 2018.

▪
In March 2017, the California DOI approved a 6.9% rate increase on CAIC's private passenger automobile line of insurance business, which represented approximately 14% of the Company's total net premiums earned in 2017. This rate increase became effective in May 2017.

▪
In April 2017, the California DOI approved a 6.9% rate increase on the California homeowners line of insurance business, which represented approximately 12% of the Company's total net premiums earned in 2017. This rate increase became effective in August 2017.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.1 million at December 31, 2017, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes. For catastrophe losses on individual properties that are expected to be total losses, the Company typically establishes reserves at the policy limits.

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	39%	12%
BI claims closed one year after the accident year reported	77%	54%
BI claims closed two years after the accident year reported	93%	79%
BI claims closed three years after the accident year reported	98%	93%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $3,500 to $4,000, on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $10,000 to $14,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. Consequently, there is generally a decreasing likelihood of loss reserve development on any particular accident year, as those periods age. At December 31, 2017, the accident years that are most likely to develop are the 2015 through 2017 accident years; however, it is possible that older accident years could develop as well.

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

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 5%, and 3% for 2017, 2016, and 2015 accident years, respectively.

During the years 2013 through 2017, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	(2.2)%	(5.1)%
Second preceding accident year	2.3%	(3.1)%
Third preceding accident year	2.0%	(2.9)%

The following table presents the effects on the California automobile BI loss reserves for the 2017, 2016, and 2015 accident years based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected (1)		Actual Recorded Severity at 12/31/17 (1)		Implied Inflation Rate Recorded (2)		(A) Pro-forma severity if actual severity is lower by 10% for 2017, 5% for 2016, and 3% for 2015	(B) Pro-forma severity if actual severity is higher by 10% for 2017, 5% for 2016, and 3% for 2015	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2017	27,880	(3)	$13,603	(3)	20.5%	(3)	$12,243	$14,963	$37,917,000	$(37,917,000)
2016	29,339	(3)	$11,291	(3)	8.1%	(3)	$10,726	$11,856	$16,577,000	$(16,577,000)
2015	32,176		$10,446		3.9%		$10,133	$10,759	$10,071,000	$(10,071,000)
2014	32,189		$10,057		—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)									$64,565,000	$(64,565,000)
___________

(1)
The number of claims expected and the actual recorded severity for the 2014 and 2015 accident years are not comparable with the amounts previously reported on this table in prior filings. These amounts have been restated to be on a consistent reporting basis with the 2016 and 2017 accident years.

(2)	Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity.

(3)
During 2016, the Company implemented a claims strategy that reduced the number of small dollar settlements offered shortly after the claims were reported. This strategy reduced the total number of claims expected, which had the effect of increasing the actual recorded severity across the total claims population. There were fewer small dollar claims in the calculation of actual recorded severity for the 2016 and 2017 accident years compared to prior accident years. Consequently, the implied inflation rate recorded for these accident years is skewed upward due to this strategy change.

(2) Claim Count Development
The Company generally estimates ultimate claim counts for an accident period based on development of claim counts in prior accident periods. Typically, almost every claim is reported within one year following the end of an accident year and at that point the Company has a high degree of certainty as to the ultimate claim count. There are many factors that can affect the number of claims reported after an accident period ends. These factors include changes in weather patterns, a change in the number of litigated files, the number of automobiles insured, and whether the last day of the accident period falls on a weekday or a weekend. However, the Company is unable to determine which, if any, of the factors actually impact the number of claims reported and, if so, by what magnitude.

At December 31, 2017, there were 26,628 California automobile BI claims reported for the 2017 accident year and the Company estimates that these are expected to ultimately grow by approximately 4.7%. The Company believes that while actual development in recent years has ranged approximately from 3% to 5%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim count within the broader possible range at December 31, 2017:
California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2017 Accident Year	Claims Reported	Amount Recorded at 12/31/17 at 4.7% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	26,628	27,880	26,628	29,291
Approximate average cost per claim	Not meaningful	$13,603	$13,603	$13,603
Total dollars	Not meaningful	$379,252,000	$362,221,000	$398,445,000
Total Loss Development—Favorable (Unfavorable)			$17,031,000	$(19,193,000)

(3) Unexpected Losses From Older Accident Periods
Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2017, the Company incurred losses totaling approximately $15 million related to adverse legal outcomes on three separate large claims from accident periods prior to 2014.

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
Discussion of losses and loss reserves and prior period loss development at December 31, 2017
At December 31, 2017 and 2016, the Company recorded its point estimate of approximately $1.51 billion and $1.29 billion ($1.45 billion and $1.28 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $668.4 million and $534.8 million ($626.7 million and $532.5 million, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2017 and 2016, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2017, the Company reported unfavorable development of approximately $54 million on the 2016 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2017 was primarily from higher than estimated California automobile and property losses.

During 2017, the Company recorded catastrophe losses of approximately $168 million ($79 million net of reinsurance benefits), resulting primarily from wildfires in Northern and Southern California, severe rainstorms in California, and the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 98.0% of the fair value of these financial instruments held at December 31, 2017 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Income Taxes
At December 31, 2017, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was 13.3% (17.7% excluding the effect of the Act) for 2017, compared to (3.3)% for 2016. The increase in the effective tax rate excluding the effect of the Act was mainly due to a significant increase in pretax income of $96.4 million. Excluding the effect of the Act, the Company’s effective tax rate for the years ended December 31, 2017 and 2016 was lower than the statutory tax rate primarily as a result of tax-exempt investment income earned.

As a result of enactment of the Act on December 22, 2017 that is effective for tax years beginning January 1, 2018, the Company made certain tax adjustments for the twelve months ended December 31, 2017. Adjustments were made to reflect the

Company's deferred tax balances at December 31, 2017 that were computed at the new corporate rate of 21%, rather than the preenactment rate of 35%. Additional adjustments were made to account for the impact of the Act on the realizability of the Company's tax credit carryforwards and tax balances at December 31, 2017. The amounts of income tax adjustments resulting from the Act related to loss reserve discounting and alternative minimum tax ("AMT") credits are provisional amounts based on reasonable estimates of the Company’s tax obligations using the latest information available and are subject to changes as additional information becomes available. These adjustments resulted in a net tax benefit of approximately $7.4 million, which is reflected in net income for the twelve months ended December 31, 2017.

At December 31, 2017, the Company’s AMT credit balance was $57.9 million. The AMT credit, previously classified as deferred tax asset that was included in deferred income taxes in the Company’s consolidated balance sheets, was reclassified to current income taxes receivable as a result of the Act. The AMT credit will be used to offset future federal tax obligations, and as tax refunds, until its benefits are fully realized by December 31, 2021. The Company is currently evaluating other impacts that the Act may have on business and investment strategies as well as financial results in future years, and has not yet determined the extent of such impacts. There are complex factors at play, including the effect of insurance regulation, which will likely require the tax benefits to be passed on to consumers, and changing dynamics in the capital markets, which may result in a shift in the Company’s allocation between taxable and tax-exempt investments.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Net premiums earned and net premiums written in 2017 increased 2.0% and 1.9%, respectively, from 2016. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of homeowners policies written in California. Net premiums earned included ceded premiums earned of $26.9 million and $15.8 million in 2017 and 2016, respectively. Net premiums written included ceded premiums written of $33.9 million and $17.0 million in 2017 and 2016, respectively. Ceded premiums earned and ceded premiums written increased in 2017, as a result of increased coverage on the Treaty effective July 1, 2017 and reinstatement premiums paid after the use of reinsurance benefits following the Northern and Southern California wildfires in the fourth quarter of 2017.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2017	2016
	(Amounts in thousands)
Net premiums earned	$3,195,437	$3,131,773
Change in net unearned premiums	20,473	24,015
Net premiums written	$3,215,910	$3,155,788

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies' consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2017	2016
Loss ratio	76.5%	75.2%
Expense ratio	24.7%	25.5%
Combined ratio	101.2%	100.7%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $54 million and $85 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2017 and 2016, respectively. The unfavorable development in 2017 was primarily attributable to higher than estimated California automobile and property losses, while the unfavorable development in 2016 was primarily from the California and Florida automobile lines of business. The 2017 loss ratio was also negatively impacted by a total of approximately $79 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires in Northern and Southern California, severe rainstorms in California, and the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia. The 2016 loss ratio was also negatively impacted by a total of approximately $27 million of catastrophe losses, mostly due to severe storms outside of California and rainstorms in California. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 72.3% and 71.6% for the years ended December 31, 2017 and 2016, respectively. The increase in the adjusted loss ratio was primarily due to higher loss severity, partially offset by higher average premiums per policy.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The lower expense ratio for the year ended December 31, 2017 was primarily attributable to lower policy acquisition costs and advertising expenses compared to the year ended December 31, 2016.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense (benefit) was $22.2 million and $(2.3) million for the years ended December 31, 2017 and 2016, respectively. The $24.5 million increase in income tax expense was mainly due to a significant increase in pretax income of $96.4 million, partially offset by a net tax benefit of approximately $7.4 million resulting from the income tax effect of the Act.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2017	2016
	(Amounts in thousands)
Average invested assets at cost (1)	$3,582,122	$3,390,769
Net investment income (2)
Before income taxes	$124,930	$121,871
After income taxes	$109,243	$107,140
Average annual yield on investments (2)
Before income taxes	3.5%	3.6%
After income taxes	3.1%	3.2%
Net realized investment gains (losses)	$83,650	$(34,255)
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before and after income taxes increased due to higher average invested assets. Average annual yield on investments before and after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment (losses) gains included in net income:

	Year Ended December 31, 2017
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$(2,097)	$50,403	$48,306
Equity securities (1)(3)	(2,213)	37,486	35,273
Short-term investments (1)	1	38	39
Note receivable (1)	—	(122)	(122)
Total return swaps	(1,035)	(1,102)	(2,137)
Options sold	2,294	(3)	2,291
Total	$(3,050)	$86,700	$83,650

	Year Ended December 31, 2016
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$(15,806)	$(56,584)	$(72,390)
Equity securities (1)(3)	(499)	23,722	23,223
Short-term investments (1)	(524)	57	(467)
Total return swaps	107	11,426	11,533
Options sold	3,846	—	3,846
Total	$(12,876)	$(21,379)	$(34,255)
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities during 2017 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities, while the fair value in 2016 was adversely affected by the increases in market interest rates.

(3)	The increases in fair value of equity securities during 2017 and 2016 were primarily due to an overall improvement in the equity markets.

Net Income

	Year Ended December 31,
	2017	2016
	(Amounts in thousands, except per share data)
Net income	$144,877	$73,044
Basic average shares outstanding	55,316	55,249
Diluted average shares outstanding	55,327	55,302
Basic Per Share Data:
Net income	$2.62	$1.32
Net realized investment gains (losses), net of tax	$0.98	$(0.40)
Diluted Per Share Data:
Net income	$2.62	$1.32
Net realized investment gains (losses), net of tax	$0.98	$(0.40)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Net premiums earned and net premiums written in 2016 increased 5.9% and 5.2%, respectively, from 2015. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners and commercial automobile policies written in California.

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

(2)
Net investment income before and after income taxes and average annual yield on investments before and after income taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments.

The following tables present the components of net realized investment (losses) gains included in net income:

	Year Ended December 31, 2016
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$(15,806)	$(56,584)	$(72,390)
Equity securities (1)(3)	(499)	23,722	23,223
Short-term investments (1)	(524)	57	(467)
Total return swaps	107	11,426	11,533
Options sold	3,846	—	3,846
Total	$(12,876)	$(21,379)	$(34,255)

	Year Ended December 31, 2015
	(Losses) Gains Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment (losses) gains:
Fixed maturity securities (1)(2)	$136	$(39,304)	$(39,168)
Equity securities (1)(3)	(17,459)	(22,988)	(40,447)
Short-term investments (1)	(1,396)	561	(835)
Total return swap	1,062	(7,500)	(6,438)
Options sold	3,021	60	3,081
Total	$(14,636)	$(69,171)	$(83,807)
__________

(1)	The changes in fair value of the investment portfolio resulted from the application of the fair value option.

(2)	The Company’s municipal bond holdings represent the majority of the fixed maturity portfolio. The fair values in 2016 and 2015 were adversely affected by the increase in market interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $167 million in 2018 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $109 million during 2017. As of December 31, 2017, Mercury General had approximately $171 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt and debt service costs, and the purchase of investments.

B. Cash Flows
The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $594.1 million at December 31, 2017 as well as a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2017 was $341.4 million, an increase of $49.7 million compared to the year ended December 31, 2016. The increase was primarily due to a decrease in operating expenses and policy acquisition costs paid and an increase in premiums collected, partially offset by higher income taxes and losses and loss adjustment expenses paid. The Company utilized the cash provided by operating activities during the year ended December 31, 2017 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2017 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$200,963
Due after one year through two years	170,194
Due after two years through three years	126,688
Due after three years through four years	122,103
Due after four years through five years	113,359
$733,307

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2017:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,355	$13,236
Municipal securities	2,490,150	2,556,532
Mortgage-backed securities	26,454	27,165
Corporate securities	136,013	137,542
Collateralized loan obligations	104,323	105,202
Other asset-backed securities	52,935	53,100
	2,823,230	2,892,777
Equity securities:
Common stock	368,619	429,367
Non-redeemable preferred stock	34,429	34,869
Private equity fund	1,481	1,481
Private equity fund measured at net asset value (2)	69,668	71,523
	474,197	537,240
Short-term investments	302,693	302,711
Total investments	$3,600,120	$3,732,728
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

(2)	The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2017, 67.9% of the Company’s total investment portfolio at fair value and 87.6% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. At December 31, 2017, 89.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis. The Company does not have any direct investment in sub-prime lenders.
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
A primary exposure for the fixed maturity securities is interest rate risk. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. As assets with longer maturity dates tend to produce higher current yields, the Company’s historical investment philosophy has resulted in a portfolio with a moderate duration. The Company's portfolio is heavily weighted in investment grade tax-exempt municipal bonds. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The holdings, that are heavily weighted with high coupon issues, are expected to be called prior to maturity. Modified duration measures the length of time it takes, on average, to receive the present value of all the cash flows produced by a bond, including reinvestment of interest. As it measures four factors (maturity, coupon rate, yield and call terms) which determine sensitivity to changes in interest rates, modified duration is considered a better indicator of price volatility than simple maturity alone.

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2017	December 31, 2016
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.9	11.9
including short-term investments	11.6	10.5
Call-adjusted average maturities:
excluding short-term investments	5.3	4.5
including short-term investments	4.8	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.4	4.1
including short-term investments	4.0	3.7
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2017, consistent with the average rating at December 31, 2016. The Company’s municipal bond holdings, of which 99.1% were tax exempt, represented 88.4% of its fixed maturity portfolio at December 31, 2017, at fair value, and are broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2017, fixed maturity holdings rated below investment grade and non-rated bonds totaled $48.3 million and $78.6 million, respectively, at fair value, and represented 1.7% and 2.7%, respectively, of total fixed maturity securities. At December 31, 2016, fixed maturity holdings rated below investment grade and non-rated bonds totaled $51.6 million and $86.6 million, respectively, at fair value, and represented 1.8% and 3.1%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2017, with 80.7% of fixed maturity securities at fair value experiencing no change in their overall rating. 10.2% and 9.1% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2017. The downgrades were slight and still within the investment grade portfolio in 2017.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2017
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$13,236	$—	$—	$—	$—	$13,236
Total	13,236	—	—	—	—	13,236
	100.0%	—	—	—	—	100.0%
Municipal securities:
Insured	26,243	148,277	259,337	29,587	17,194	480,638
Uninsured	47,913	681,402	1,056,239	217,002	73,338	2,075,894
Total	74,156	829,679	1,315,576	246,589	90,532	2,556,532
	2.9%	32.5%	51.5%	9.5%	3.6%	100.0%
Mortgage-backed securities:
Commercial	—	7,027	8,262	4,012	—	19,301
Agencies	2,472	—	—	—	—	2,472
Non-agencies:
Prime	—	—	355	75	1,116	1,546
Alt-A	—	—	—	1,043	2,803	3,846
Total	2,472	7,027	8,617	5,130	3,919	27,165
	9.1%	25.9%	31.7%	18.9%	14.4%	100.0%
Corporate securities:
Basic materials	—	—	—	6,238	2,702	8,940
Communications	—	—	159	5,664		5,823
Consumer, cyclical	—	—	1,147	10,329	5,459	16,935
Consumer, non-cyclical	—	—	314	3,692	—	4,006
Energy	—	—	3,091	16,124	25,632	44,847
Financial	—	452	17,491	20,336	4,928	43,207
Industrial	—	—	162	4,308	—	4,470
Technology	—	—	—	—	2,288	2,288
Utilities	—	—	6,310	146	570	7,026
Total	—	452	28,674	66,837	41,579	137,542
	—	0.3%	20.8%	48.6%	30.3%	100.0%
Collateralized loan obligations:
Corporate	10,924	3,269	91,009	—	—	105,202
Total	10,924	3,269	91,009	—	—	105,202
	10.4%	3.1%	86.5%	—	—	100.0%

Other asset-backed securities	17,099	13,215	7,449	15,337	—	53,100
	32.2%	24.9%	14.0%	28.9%	—	100.0%
Total	$117,887	$853,642	$1,451,325	$333,893	$136,030	$2,892,777
	4.1%	29.5%	50.2%	11.5%	4.7%	100.0%
__________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $13.2 million and $12.3 million, or 0.5% and 0.4% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2017 and 2016, respectively. In April 2017, Moody's and Fitch affirmed their Aaa and AAA ratings, respectively, for U.S. government issued debt, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 2.1 years and 2.2 years at December 31, 2017 and 2016, respectively.
Municipal Securities
The Company had $2.56 billion and $2.45 billion, or 88.4% and 87.0% of its fixed maturity securities portfolio, at fair value ($2.49 billion and $2.43 billion at amortized cost) in municipal securities at December 31, 2017 and 2016, respectively, of which $480.6 million and $722.7 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2017 and 2016.

At December 31, 2017 and 2016, respectively, 62.9% and 60.6% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2017 and 2016, the average rating of the Company’s insured municipal securities was A+, which corresponds to the average rating of the investment grade bond insurers. The remaining 37.1% and 39.4% of insured municipal securities at December 31, 2017 and 2016, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.5 years and 4.3 years at December 31, 2017 and 2016, respectively.

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
Mortgage-Backed Securities
At December 31, 2017 and 2016, respectively, the mortgage-backed securities portfolio of $27.2 million and $39.8 million, or 0.9% and 1.4% of the Company's fixed maturity securities portfolio, at fair value ($26.5 million and $39.1 million at amortized cost) was categorized as loans to "prime" borrowers except for $3.8 million and $4.5 million at fair value ($3.8 million and $4.5 million at amortized cost) of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $19.3 million and $30.0 million at fair value ($18.8 million and $29.6 million at amortized cost) in commercial mortgage-backed securities at December 31, 2017 and 2016, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was B- at December 31, 2017 and 2016 . The weighted-average rating of the entire mortgage backed securities portfolio was A- at December 31, 2017, compared to A at December 31, 2016. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.9 years and 3.7 years at December 31, 2017 and 2016, respectively.
Corporate Securities
At December 31, 2017 and 2016, respectively, the company had corporate securities of $137.5 million and $189.7 million, or 4.8% and 6.7% of its fixed maturity securities portfolio. The weighted-average rating was BBB- at December 31, 2017 and 2016. The modified duration reflecting anticipated early calls was 2.6 years and 2.4 years at December 31, 2017 and 2016, respectively.
Collateralized Loan Obligations
The Company had collateralized loan obligations of $105.2 million and $86.5 million, which represented 3.6% and 3.1% of its fixed maturity securities portfolio at December 31, 2017 and 2016, respectively. The weighted-average rating was A+ and

A and the modified duration reflecting anticipated early calls was 6.2 years and 4.4 years at December 31, 2017 and 2016, respectively.
Other Asset-Backed Securities
The Company had other asset-backed securities of $53.1 million and $37.0 million, which represented 1.8% and 1.3% of its fixed maturity securities portfolio at December 31, 2017 and 2016, respectively. The weighted-average rating was A+ and A and the modified duration reflecting anticipated early calls was 1.1 years and 1.5 years as of December 31, 2017 and 2016, respectively.
Equity Securities
Equity holdings of $537.2 million and $357.3 million, at fair value, as of December 31, 2017 and 2016, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 70% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity portfolio were $37.5 million and $23.7 million in 2017 and 2016, respectively. The primary cause of the increase in the value of the Company's equity securities was the overall improvement in the equity markets in 2017.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2017, 14.4% of the total investment portfolio at fair value was held in equity securities, compared to 10.1% at December 31, 2016.

The following table presents the equity security portfolio by industry sector at December 31, 2017 and 2016:

	December 31,
	2017		2016
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$16,265	$20,728	$10,834	$12,895
Communications	17,233	21,289	15,596	15,935
Consumer, cyclical	23,508	29,720	25,950	28,481
Consumer, non-cyclical	23,773	27,246	23,798	22,125
Energy	47,145	53,905	45,230	52,654
Financial	76,335	86,778	56,167	59,226
Funds	102,796	109,115	37,750	34,840
Industrial	29,262	37,540	26,050	29,665
Technology	29,787	39,371	19,409	22,450
Utilities	108,093	111,548	70,986	79,056
	$474,197	$537,240	$331,770	$357,327
D. Debt
Notes payable consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2017	2016
				(Amounts in thousands)

Secured credit facility(1)	Bank of America	LIBOR plus 40 basis points	December 3, 2018	$—	$120,000
Secured loan(1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	—	20,000
Unsecured credit facility(1)	Bank of America and Union Bank	LIBOR plus 112.5-162.5 basis points	December 3, 2019	—	180,000
Senior unsecured notes(2)	Publicly traded	4.40%	March 15, 2027	375,000	—
Unsecured credit facility(3)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	320,000
Less unamortized discount and debt issuance costs(4)				3,665	—
Total				$371,335	$320,000
__________

(1)
On March 8, 2017, the loan and credit facility agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

(2)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

(3)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.6% at December 31, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 2, 2018, there have been no borrowings under this facility.

(4)
The unamortized discount and debt issuance costs of approximately $3.7 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2017.

For a further discussion, see Note 7. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Capital Expenditures
In 2017, the Company made capital expenditures, including capitalized software, of approximately $10.5 million primarily related to Information Technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2017, 2016, and 2015, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2017, 2016 and 2015. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.59 billion at December 31, 2017, and net premiums written in 2017 of 3.2 billion, the ratio of premiums written to surplus was 2.02 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2017. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
GA	Financial	2011 to 2013	Received final report.
CA	Financial	2014 to 2017	Fieldwork is expected to begin in the second quarter of 2018.
CA	Market Conduct Claims	2015	Field work is completed. Awaiting draft report.
CA	Rating and Underwriting	2014	Field work is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received draft report and awaiting final report.
TX	Market Conduct	2016	Fieldwork is expected to begin in the first quarter of 2018.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date are expected to be material to the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2017 are summarized as follows:

Contractual Obligations (4)		Payments Due By Period
	Total	2018	2019	2020	2021	2022	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$531,750	$16,500	$16,500	$16,500	$16,500	$16,500	$449,250
Lease obligations(2)	31,930	10,818	8,024	5,791	3,855	2,769	673
Loss and loss adjustment expense reserves(3)	1,510,613	992,747	256,359	127,562	74,094	34,005	25,846
Total contractual obligations	$2,074,293	$1,020,065	$280,883	$149,853	$94,449	$53,274	$475,769

__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2017 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2023.

(3)
Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2017. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. The Company believes that cash flows from operations and existing cash and investments are sufficient to meet these obligations despite the uncertainty in payment patterns. For more detailed information on the Company's liquidity and cash flows, see "Liquidity and Capital Resources—B. Cash Flows" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)	The table excludes liabilities of $10.1 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2017, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2016.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2017:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$379,481	AA-
California	205,159	A+
Florida	192,205	A+
Illinois	183,376	A-
Washington	120,049	AA-
Other states	1,476,262	A+
Total	$2,556,532
At December 31, 2017, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 12.4% of the Company’s fixed maturity portfolio at December 31, 2017. 3.7% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2017. 11.1% of the Company’s taxable fixed maturity securities, representing 1.4% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2017. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2017, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $429.4 million in common stocks, $34.9 million in non-redeemable preferred stocks, and $73.0 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.5% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Amounts in thousands, except Average Beta)
Average Beta	0.88	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$99,828	$70,410
Hypothetical reduction of 50% in the overall value of the stock market	$199,656	$140,820

Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. The Company faces interest rate risk, as it invests a substantial amount of funds in interest sensitive assets and issues interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks, as well as changes in interest rates resulting from widening credit spreads and credit exposure to collateralized securities.
The fixed maturity portfolio at December 31, 2017, which represented 77.4% of total investments at December 31, 2017 at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.0 years at December 31, 2017, compared to 3.7 years and 3.2 years at December 31, 2016 and 2015, respectively.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2017 would decrease by $127.4 million or $254.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules I, II, and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    KPMG LLP

We have served as the Company’s auditor since 1963.
Los Angeles, California
February 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Mercury General Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Mercury General Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I, II, and IV (collectively, the “consolidated financial statements”, and our report dated February 8, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
Los Angeles, California
February 8, 2018

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,823,230; $2,795,410)	$2,892,777	$2,814,553
Equity securities (cost $474,197; $331,770)	537,240	357,327
Short-term investments (cost $302,693; $375,700)	302,711	375,680
Total investments	3,732,728	3,547,560
Cash	291,413	220,318
Receivables:
Premiums	474,060	459,152
Accrued investment income	39,368	41,205
Other	6,658	11,329
Total receivables	520,086	511,686
Reinsurance recoverables	56,349	13,306
Deferred policy acquisition costs	198,151	200,826
Fixed assets, net	145,223	155,910
Current income taxes	61,257	—
Deferred income taxes	—	45,277
Goodwill	42,796	42,796
Other intangible assets, net	20,728	25,625
Other assets	32,592	25,414
Total assets	$5,101,323	$4,788,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,510,613	$1,290,248
Unearned premiums	1,101,927	1,074,437
Notes payable	371,335	320,000
Accounts payable and accrued expenses	108,252	112,334
Current income taxes	—	9,962
Deferred income taxes	22,932	—
Other liabilities	224,877	229,335
Total liabilities	3,339,936	3,036,316
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,332; 55,289	97,523	95,529
Retained earnings	1,663,864	1,656,873
Total shareholders’ equity	1,761,387	1,752,402
Total liabilities and shareholders’ equity	$5,101,323	$4,788,718

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net premiums earned	$3,195,437	$3,131,773	$2,957,897
Net investment income	124,930	121,871	126,299
Net realized investment gains (losses)	83,650	(34,255)	(83,807)
Other	11,945	8,294	8,911
Total revenues	3,415,962	3,227,683	3,009,300
Expenses:
Losses and loss adjustment expenses	2,444,884	2,355,138	2,145,495
Policy acquisition costs	555,350	562,545	539,231
Other operating expenses	233,475	235,314	250,839
Interest	15,168	3,962	3,168
Total expenses	3,248,877	3,156,959	2,938,733
Income before income taxes	167,085	70,724	70,567
Income tax expense (benefit)	22,208	(2,320)	(3,912)
Net income	$144,877	$73,044	$74,479
Net income per share:
Basic	$2.62	$1.32	$1.35
Diluted	$2.62	$1.32	$1.35

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2017	2016		2015
Common stock, beginning of year	$95,529	$90,985		$88,705
Proceeds of stock options exercised	2,102	1,818		2,111
Payment for vested restricted stock units and related taxes	—	1,671	—	—
Reclassification of restricted stock units from equity to liability award	(168)	—		—
Share-based compensation expense	60	142		142
Excess tax benefits related to share-based compensation	—	913		27
Common stock, end of year	97,523	95,529		90,985
Additional paid in capital, beginning of year	—	8,870		3,804
Share-based compensation expense	—	—		5,066
Payment for vested restricted stock units and related taxes	—	(5,122)		—
Reclassification of restricted stock units from equity to liability award	—	(3,435)		—
Exercise of stock options	—	(313)		—
Additional paid in capital, end of year	—	—		8,870
Retained earnings, beginning of year	1,656,873	1,721,030		1,782,937
Net income	144,877	73,044		74,479
Dividends paid to shareholders	(137,886)	(137,201)		(136,386)
Retained earnings, end of year	1,663,864	1,656,873		1,721,030
Total shareholders’ equity	$1,761,387	$1,752,402		$1,820,885

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144,877	$73,044	$74,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,343	53,258	47,838
Net realized investment (gains) losses	(83,650)	34,255	83,807
Increase in premiums receivable	(14,908)	(22,531)	(41,512)
Change in reinsurance recoverables	(43,043)	998	(89)
Gain on sale of fixed assets	(3,078)	—	—
Changes in current and deferred income taxes	(3,010)	(2,130)	(35,287)
Decrease (increase) in deferred policy acquisition costs	2,675	936	(4,560)
Increase in loss and loss adjustment expense reserves	220,365	143,560	36,214
Increase in unearned premiums	27,490	25,124	42,552
Decrease in accounts payable and accrued expenses	(4,178)	(10,586)	(35,086)
Share-based compensation	60	142	142
Other, net	42,462	(4,392)	21,773
Net cash provided by operating activities	341,405	291,678	190,271
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(734,397)	(1,077,638)	(965,701)
Sales	100,709	396,766	260,946
Calls or maturities	575,735	647,059	386,644
Equity securities available for sale in nature:
Purchases	(831,310)	(714,113)	(748,217)
Sales	679,571	696,138	805,417
Calls	7,100	—	2,851
Changes in securities payable and receivable	(44,740)	29,958	(1,387)
Changes in short-term investments and purchased options	73,005	(191,530)	187,492
Purchase of fixed assets	(19,443)	(16,979)	(20,112)
Sale of fixed assets	6,239	14	141
Business acquisition, net of cash acquired	—	—	7,771
Other, net	1,934	3,605	2,473
Net cash used in investing activities	(185,597)	(226,720)	(81,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(137,886)	(137,201)	(136,386)
Employee taxes paid with shares related to share-based compensation	—	(3,292)	—
Proceeds from stock options exercised	2,162	1,632	2,111
Net proceeds from issuance of senior notes	371,011	—	—
Payoff of principal on loan and credit facilities	(320,000)	—	—
Proceeds from bank loan	—	30,000	—
Net cash used in financing activities	(84,713)	(108,861)	(134,275)
Net increase (decrease) in cash	71,095	(43,903)	(25,686)
Cash:
Beginning of year	220,318	264,221	289,907
End of year	$291,413	$220,318	$264,221
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$9,863	$3,531	$2,989
Income taxes paid (refunded), net	$25,218	$(183)	$31,390

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 76% of the Company’s direct premiums written in 2017, 2016, and 2015, of which approximately 85%, 84%, and 83% of the private passenger automobile premiums were written in California during 2017, 2016, and 2015, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
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

The Company did not have other comprehensive income (loss) in 2017, 2016 and 2015.
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

Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains (losses) in the Company's consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company's consolidated statements of operations.

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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2017 and 2016. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2017 and 2016, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $17 million and $19 million at December 31, 2017 and 2016, respectively.

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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Deferred policy acquisition cost amortization	$555.4	$562.5	$539.2
Net advertising expense	37.4	39.6	44.0
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2017, 2016, and 2015.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2017 and 2016, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $3.22 billion, $3.16 billion, and $3.00 billion in 2017, 2016, and 2015, respectively.
Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined in amounts estimated to cover incurred losses and loss adjustment expenses and established based upon the Company’s assessment of claims pending and the development of prior years’ loss liabilities. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and loss adjustment expenses are re-estimated. The liability is stated net of anticipated salvage and subrogation recoveries, and gross of reinsurance recoverables on unpaid losses.

Estimating loss reserves is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the loss reserve that is required. A key assumption in estimating loss reserves is the degree to which the historical data used to analyze reserves will be predictive of ultimate claim costs on incurred claims. Changes in the regulatory and legal environments, results of litigation, medical costs, the cost of repair materials, and labor rates, among other factors, can impact this assumption. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of a claim, the more variable the ultimate settlement amount could be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims, such as those involving the Company’s bodily injury ("BI") coverages. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. However, since the provisions for loss reserves are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes. For catastrophe losses on individual properties that are expected to be total losses, the Company typically establishes reserves at the policy limits.

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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2017, potential dilutive securities consisted of outstanding stock options, while at December 31, 2016, such securities consisted of outstanding stock options and restricted stock units ("RSUs") granted under the Company's 2014 Long Term Incentive Plan. See Note 16. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2017, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax benefits and expenses. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

Reinsurance
Liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. Unpaid losses and unearned premiums that are ceded to reinsurers are carried in reinsurance recoverables and other receivables, respectively, in the Company's consolidated balance sheets. Earned premiums are stated net of deductions for ceded reinsurance.

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

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2016-16 will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The new guidance is intended to reduce diversity in how certain transactions are classified in the consolidated statement of cash flows. ASU 2016-15 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2016-15 will have a material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 for the quarter ended March 31, 2017. As a result of the adoption, the Company recognizes excess tax benefits in its provision for income taxes rather than paid-in capital. Additional amendments to accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $913,000 and $27,000 for 2016 and 2015, respectively. The adoption of the presentation requirements for cash flows related to employee taxes paid with shares resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of approximately $3,292,000 and $0 for 2016 and 2015, respectively.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 will be effective for the Company beginning January 1, 2019. However, in transition, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While the Company is in the process of evaluating the impact of ASU 2016-02, it does not expect this ASU to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $32,000,000 at December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires entities to apply a five-step model to determine the amount and timing of revenue recognition. The model specifies, among other criteria, that revenue should be recognized when an entity transfers control of goods or services to a customer in the amount to which the entity expects to be entitled. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 for the Company to January 1, 2018. Subsequently, the FASB has issued additional ASUs on Topic 606 that do not change the core principle of the guidance in ASU 2014-09 but merely clarify certain aspects of it. The additional ASUs is also effective for the Company beginning January 1, 2018. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. The Company adopted ASU 2014-09 along with the related additional ASUs on Topic 606 on January 1, 2018, using the modified retrospective transition method. The Company did not have any material cumulative-effect adjustment as a result of the adoption, mostly because the accounting for insurance contracts is outside of the scope of ASU 2014-09. In addition, the adoption of ASU 2014-09 and the overall Topic 606 will not have any material impact on our consolidated financial statement line items in the year of adoption. The Company will make the additional required disclosures under Topic 606, starting with the Company's consolidated financial statements that include the initial adoption date.

2. Financial Instruments
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
The following table presents the fair values of financial instruments:

	December 31,
	2017	2016
	(Amounts in thousands)
Assets
Investments	$3,732,728	$3,547,560
Note receivable	5,565	—
Total return swaps	—	667
Liabilities
Total return swaps	1,200	765
Options sold	123	20
Secured notes	—	140,000
Unsecured notes	385,583	180,000
Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains (losses) in the Company's consolidated statements of operations. See Note 3. Investments for additional information.

Note Receivable
Note receivable was recognized as part of the sale of land in August 2017 (See Note 5. Fixed Assets for additional information on the sale transaction). The Company elected to apply the fair value option to this security at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains (losses) in the Company's consolidated statements of operations.

Options Sold
The Company writes covered call options through listed and over-the-counter exchanges. When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company as realized gains from investments on the expiration date. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. Liabilities for covered call options of $0.12 million and $0.02 million were included in other liabilities in the Company's consolidated balance sheets at December 31, 2017 and 2016, respectively.

Total Return Swaps

The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at December 31, 2017 and 2016 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.

Secured Notes

The fair values of the Company's $120 million secured note and $20 million secured note at December 31, 2016 approximated their carrying values.

Unsecured Notes

The fair value of the Company’s publicly traded $375 million unsecured note at December 31, 2017 was obtained from a third party pricing service. The fair value of the Company's $180 million unsecured note at December 31, 2016 approximated the carrying value.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Fixed maturity securities	$50,403	$(56,584)	$(39,304)
Equity securities	37,486	23,722	(22,988)
Short-term investments	38	57	561
Total gains (losses)	$87,927	$(32,805)	$(61,731)

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2017			2016			2015
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$604	$(2,701)	$(2,097)	$3,327	$(19,133)	$(15,806)	$631	$(495)	$136
Equity securities	20,835	(23,048)	(2,213)	29,446	(29,945)	(499)	41,305	(58,764)	(17,459)
Short-term investments	21	(20)	1	6	(530)	(524)	—	(1,396)	(1,396)
Contractual Maturity
At December 31, 2017, fixed maturity holdings rated below investment grade and non-rated comprised 3.4% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2017 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$200,963
Due after one year through five years	532,344
Due after five years through ten years	286,031
Due after ten years	1,873,439
Total	$2,892,777

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Fixed maturity securities	$102,790	$104,111	$108,122
Equity securities	18,554	14,629	14,630
Short-term investments	8,753	8,936	9,033
Total investment income	$130,097	$127,676	$131,785
Less: investment expense	(5,167)	(5,805)	(5,486)
Net investment income	$124,930	$121,871	$126,299

4. Fair Value Measurements
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

The Company obtained unadjusted fair values on 98.0% of its investment portfolio from an independent pricing service. For private equity funds that were classified as Level 3 and included in equity securities at December 31, 2017 and 2016, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of such private equity funds was $1.5 million and $9.1 million at December 31, 2017 and 2016, respectively.
Level 1 measurements—Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that reasonable fair values are used in pricing the investment portfolio.
U.S. government bonds/Short-term bonds: Valued using unadjusted quoted market prices for identical assets in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $19.3 million and $30.0 million in commercial mortgage-backed securities at December 31, 2017 and 2016, respectively.

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
Private equity funds: Private equity funds, excluding a private equity fund measured at net asset value ("NAV"), are valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at December 31, 2017 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of one to five years from December 31, 2017. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.

The Company’s financial instruments at fair value are reflected in the consolidated balance sheets on a trade-date basis. Related unrealized gains or losses are recognized in net realized investment gains or loses in the consolidated statements of operations. Fair value measurements are not adjusted for transaction costs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,236	$—	$—	$13,236
Municipal securities	—	2,556,532	—	2,556,532
Mortgage-backed securities and agencies	—	27,165	—	27,165
Corporate securities	—	137,542	—	137,542
Collateralized loan obligations	—	105,202	—	105,202
Other asset-backed securities	—	53,100	—	53,100
Total fixed maturity securities	13,236	2,879,541	—	2,892,777
Equity securities:
Common stock	429,367		—	429,367
Non-redeemable preferred stock	—	34,869	—	34,869
Private equity fund	—	—	1,481	1,481
Private equity fund measured at net asset value (1)				71,523
Total equity securities	429,367	34,869	1,481	537,240
Short-term investments:
Short-term bonds	29,998	2,020	—	32,018
Money market instruments	270,693	—	—	270,693
Total short-term investments	300,691	2,020	—	302,711
Other assets:
Note receivable	—	5,565	—	5,565
Total return swaps	—	—	—	—
Total assets at fair value	$743,294	$2,921,995	$1,481	$3,738,293
Liabilities
Other liabilities:
Total return swaps	—	1,200	—	1,200
Options sold	123	—	—	123
Total liabilities at fair value	$123	$1,200	$—	$1,323
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$12,275	$—	$—	$12,275
Municipal securities	—	2,449,292	—	2,449,292
Mortgage-backed securities	—	39,777	—	39,777
Corporate securities	—	189,688	—	189,688
Collateralized debt obligations	—	86,525	—	86,525
Other asset-backed securities	—	36,996	—	36,996
Total fixed maturity securities	12,275	2,802,278	—	2,814,553
Equity securities:
Common stock	316,450	—	—	316,450
Non-redeemable preferred stock	—	31,809	—	31,809
Private equity funds	—	—	9,068	9,068
Total equity securities	316,450	31,809	9,068	357,327
Short-term investments:
Short-term bonds	70,393	20,233	—	90,626
Money market instruments	285,054	—	—	285,054
Total short-term investments	355,447	20,233	—	375,680
Other assets:
Total return swaps	—	667	—	667
Total assets at fair value	$684,172	$2,854,987	$9,068	$3,548,227
Liabilities
Other liabilities:
Total return swaps	$—	$765	$—	$765
Options sold	20	—	—	20
Total liabilities at fair value	$20	$765	$—	$785

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Funds
	Year Ended December 31,
	2017	2016
	(Amounts in thousands)
Beginning balance	$9,068	$10,431
Net realized gains (losses) included in earnings	691	(1,363)
Purchases	1,481	—
Sales/settlements	(9,759)	—
Ending balance	$1,481	$9,068
The amount of total gains (losses) for the period included in earnings attributable to assets still held at December 31	$—	$(1,363)

There were no transfers between Levels 1, 2, and 3 of of the fair value hierarchy in 2017 and 2016.

At December 31, 2017 and 2016, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,335	$385,583	$—	$385,583	$—

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Secured notes	$140,000	$140,000	$—	$140,000	$—
Unsecured notes	180,000	180,000	—	180,000	—
Secured Notes
The fair values of the Company’s $120 million secured note and $20 million secured note at December 31, 2016 were estimated based on assumptions and inputs, such as the market value of underlying collateral and reset rates, for similarly termed notes that are observable in the market. In addition, the fair values of these secured notes approximated their carrying values, as the interest rates on these securities were variable and approximated current market interest rates.
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured note at December 31, 2017 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
The fair value of the Company's $180 million unsecured note at December 31, 2016 was based on the unadjusted quoted price for similar notes in active markets. In addition, the fair value of this unsecured note approximated its carrying value, as the interest rate on this security was variable and approximated current market interest rates.
See Note 7. Notes Payable for additional information on secured and unsecured notes.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2017	2016
	(Amounts in thousands)
Land	$18,152	$26,770
Buildings and improvements	136,827	134,952
Furniture and equipment	118,647	114,156
Capitalized software	202,488	190,092
Leasehold improvements	9,632	9,369
	485,746	475,339
Less: accumulated depreciation and amortization	(340,523)	(319,429)
Fixed assets, net	$145,223	$155,910

Depreciation expense, including amortization of leasehold improvements, was $21.1 million, $20.2 million, and $20.5 million during 2017, 2016, and 2015, respectively.
In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by a first trust deed and an assignment of rents on the Property, and bears interest at an annual rate of 3.5%, payable in monthly installments. The Note matures in August 2020, and its fair value is included in other assets in the Company's consolidated balance sheets. Only the cash portion of the total sale price of the Property, excluding the Note, is reported in the Company's consolidated statements of cash flows. Interest earned on the Note is recognized in other revenues in the Company's consolidated statements of operations. The Company recognized a gain of approximately $3.3 million on the sale transaction, which is included in other revenues in its consolidated statements of operations.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2017	2016	2015
	(Amounts in thousands)
Balance, beginning of year	$200,826	$201,762	$197,202
Policy acquisition costs deferred	552,675	561,610	543,791
Amortization	(555,350)	(562,546)	(539,231)
Balance, end of year	$198,151	$200,826	$201,762

7. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2017	2016
				(Amounts in thousands)
Secured credit facility(1)	Bank of America	LIBOR plus 40 basis points	December 3, 2018	$—	$120,000
Secured loan(1)	Union Bank	LIBOR plus 40 basis points	December 3, 2017	—	20,000
Unsecured credit facility(1)	Bank of America and Union Bank	LIBOR plus 112.5-162.5 basis points	December 3, 2019	—	180,000
Senior unsecured notes(2)	Publicly traded	4.40%	March 15, 2027	375,000	—
Unsecured credit facility(3)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	320,000
Less unamortized discount and debt issuance costs(4)				3,665	—
Total				$371,335	$320,000
__________

(1)
On March 8, 2017, the loan and credit facility agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

(2)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

(3)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.6% at December 31, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 2, 2018, there have been no borrowings under this facility.

(4)
The unamortized discount and debt issuance costs of approximately $3.7 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2017.

Debt maturities for each of the next five years and thereafter as of December 31, 2017 are as follows:

Maturity	Amounts
(in thousands)
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	375,000
Total	$375,000

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

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points prior to the renewal of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the January 2017 renewal, on approximately $108 million of underlying obligations as of December 31, 2017 and 2016. The agreement had an initial term of one year, subject to annual renewal. In January 2018, the agreement was renewed through August 15, 2018, and the interest rate was changed to LIBOR plus 120 basis points.

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Asset Derivatives		Liability Derivatives
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Amounts in thousands)
Total return swaps - Other assets	$—	$667	$—	$—
Options sold - Other liabilities	—	—	123	20
Total return swaps - Other liabilities	—	—	1,200	765
Total derivatives	$—	$667	$1,323	$785

	(Losses) Gains Recognized in Income
	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(2,137)	$11,533	$(6,438)
Options sold - Net realized investment gains	2,291	3,846	3,081
Total	$154	$15,379	$(3,357)

Most options sold consist of covered calls. The Company writes covered calls on underlying equity positions held as an enhanced income strategy that is permitted for the Company’s insurance subsidiaries under statutory regulations. The Company manages the risk associated with covered calls through strict capital limitations and asset diversification throughout various industries. For additional disclosures regarding equity contracts, see Note 4. Fair Value Measurements for additional disclosures regarding options sold.

9. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2017 and 2016. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2017 and 2016. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 21. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2017
Customer relationships	$52,890	$(43,617)	$9,273	11
Trade names	15,400	(5,775)	9,625	24
Technology	4,300	(3,870)	430	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,990	$(53,262)	$20,728

As of December 31, 2016
Customer relationships	$52,430	$(39,332)	$13,098	11
Trade names	15,400	(5,133)	10,267	24
Technology	4,300	(3,440)	860	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,530	$(47,905)	$25,625

In 2015, the Company recognized $1.4 million of other intangible assets for a state insurance license related to the acquisition of Workmen's Auto Insurance Company. See Note 20. Acquisition for the acquisition's cost allocation.

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2017 and 2016.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $5.4 million, $6.1 million, and $6.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2017:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2018	$5,427
2019	4,997
2020	850
2021	830
2022	806
Thereafter	6,418
Total	$19,328

10. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Federal
Current	$10,898	$17,444	$21,942
Deferred	10,934	(21,947)	(25,594)
	$21,832	$(4,503)	$(3,652)
State
Current	$955	$2,239	$943
Deferred	(579)	(56)	(1,203)
	$376	$2,183	$(260)
Total
Current	$11,853	$19,683	$22,885
Deferred	10,355	(22,003)	(26,797)
Total	$22,208	$(2,320)	$(3,912)

    As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company’s deferred tax assets and liabilities were remeasured using the new corporate tax rate of 21% that is effective for tax years beginning January 1, 2018, rather than the pre-enactment corporate tax rate of 35%. Additionally, the Company recorded a provisional 6.6% sequestration reduction to its alternative minimum tax (“AMT”) credit resulting from repeal of the corporate AMT and reclassification of AMT credit carryforwards to current taxes receivable as a refundable credit. These adjustments resulted in a net tax benefit of approximately $7.4 million, which is reflected in net income for the twelve months ended December 31, 2017.

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Act changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments from the amount determined by applying these changes versus the previous calculated amount over the subsequent eight years beginning in 2018. The changes included in the Act related to discounting of unpaid losses are broad and complex. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The transitional impact of the Act will be finalized and recorded by the measurement period.

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company's actual tax expense (benefit) in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Computed tax expense at 35%	$58,480	$24,753	$24,699
Tax-exempt interest income	(26,038)	(26,197)	(26,993)
Dividends received deduction	(2,296)	(2,303)	(1,613)
State tax expense	158	1,907	(287)
Nondeductible expenses	348	303	575
Cumulative impact from change in tax rate	(11,449)	—	—
Reduction of AMT credit carryforward due to sequestration	4,088	—	—
Other, net	(1,083)	(783)	(293)
Income tax expense (benefit)	$22,208	$(2,320)	$(3,912)
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
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2017	2016
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$47,110	$77,104
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	6,451	9,864
Write-down of impaired investments	387	726
Tax credit carryforwards	230	47,238
Expense accruals	6,192	11,090
Other deferred tax assets	3,174	8,828
Total gross deferred tax assets	63,544	154,850

Deferred tax liabilities:
Deferred policy acquisition costs	(41,612)	(70,289)
Tax liability on net unrealized gain on securities carried at fair value	(27,574)	(15,612)
Tax depreciation in excess of book depreciation	(5,686)	(10,446)
Undistributed earnings of insurance subsidiaries	(3,907)	(3,985)
Tax amortization in excess of book amortization	(2,280)	(3,030)
Other deferred tax liabilities	(5,417)	(6,211)
Total gross deferred tax liabilities	(86,476)	(109,573)

Net deferred tax (liabilities) assets	$(22,932)	$45,277

In accordance with the Act, the Company’s deferred tax assets and liabilities were remeasured using the newly enacted corporate tax rate of 21%. Additionally, the Company’s alternative minimum tax credit carryforward balance of $57.9 million and $47.2 million at December 31, 2017 and 2016, respectively, was reclassified to current income taxes receivable as a refundable credit. The Company believes it will realize the full benefit of the AMT credit no later than the tax year ending December 31, 2021.
Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $3.3 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2017. The decrease was the result of tax positions taken regarding federal tax credits, settlement of California audit for tax years 2003 through 2010, and state tax apportionment issues based on management’s judgment and latest information available. The Company does not expect any changes in such unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2014 through 2016 for federal taxes and 2011 through 2016 for California state taxes. For tax years 2003 through 2010, the Company achieved a resolution with the Franchise Tax Board (“FTB”) in December 2017 and paid a $4.6 million negotiated settlement amount in accordance with the settlement agreement provided by the FTB and signed by the Company. The Company believes that resolution of tax years 2003 through 2010 has the potential to establish guidance for future audit assessments proposed by the FTB for future tax years.

The Company is currently under examination for tax years 2011 through 2016. For tax years 2011 through 2013, the FTB issued Notices of Proposed Assessments ("NPAs") to the Company, which the Company intends to formally protest. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. For tax years 2014 through 2016, the FTB commenced its audit in December 2017.
The Company believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2017	2016
	(Amounts in thousands)
Balance at January 1	$12,954	$12,165
Additions (reductions) based on tax positions related to:
Current year	85	688
Prior years	(3,365)	101
Additions (reductions) as a result of lapse of the applicable statute of limitations	—	—
Balance at December 31	$9,674	$12,954

If unrecognized tax benefits were recognized, $10.1 million and $11.8 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2017 and 2016, respectively.

The Company does not expect the total amount of unrecognized tax benefits to materially increase within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net (benefit) expense related to interest and penalty of $(1,104,000), $606,000, and $112,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The net benefit for the year ended December 31, 2017 is largely due to reversal of accrued interest and penalty following the settlement with the FTB for tax years 2003 through 2010. The Company carried an accrued interest and penalty balance of $2,417,000 and $3,521,000 at December 31, 2017 and 2016, respectively.

11. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Gross reserves at January 1	$1,290,248	$1,146,688	$1,091,797
Less reinsurance recoverables on unpaid losses	(13,161)	(14,253)	(14,192)
Net reserves at January 1	1,277,087	1,132,435	1,077,605
Acquisition of WAIC reserves	—	—	18,677
Incurred losses and loss adjustment expenses related to:
Current year	2,390,453	2,269,769	2,132,837
Prior years	54,431	85,369	12,658
Total incurred losses and loss adjustment expenses	2,444,884	2,355,138	2,145,495
Loss and loss adjustment expense payments related to:
Current year	1,550,789	1,508,362	1,455,245
Prior years	724,570	702,124	654,097
Total payments	2,275,359	2,210,486	2,109,342
Net reserves at December 31	1,446,612	1,277,087	1,132,435
Reinsurance recoverables on unpaid losses	64,001	13,161	14,253
Gross reserves at December 31	$1,510,613	$1,290,248	$1,146,688

The increase in the provision for insured events of prior years in 2017 of approximately $54.4 million primarily resulted from higher than estimated losses in California automobile and property lines, which experienced higher loss severity on liability coverages including Bodily Injury and Property Damage and higher loss adjustment expenses than originally estimated.

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

The Company experienced pre-tax catastrophe losses and loss adjustment expenses of approximately $168 million ( $79 million net of reinsurance benefits), $27 million, and $19 million in 2017, 2016, and 2015, respectively. There were no reinsurance benefits used for catastrophe losses in 2016 and 2015. The losses in 2017 were primarily due to wildfires in Northern and Southern California, severe rainstorms in California, and the impact of Hurricane Harvey in Texas and Hurricane Irma in Florida and Georgia. The losses in 2016 were primarily due to severe storms outside of California, and rainstorms in California. The losses in 2015 were primarily due to severe storms outside of California, and rainstorms and wildfires in California.

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2008 to 2016 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2017
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
	(Amounts in thousands)										(Amounts in thousands)
2008	$1,505,732	$1,440,301	$1,442,691	$1,455,858	$1,461,084	$1,463,659	$1,465,623	$1,466,108	$1,466,137	$1,466,687	$55	199
2009		1,372,833	1,349,025	1,361,116	1,361,652	1,365,551	1,371,779	1,372,694	1,372,259	1,371,812	82	186
2010			1,367,547	1,357,750	1,364,307	1,374,638	1,379,336	1,381,056	1,386,105	1,388,077	158	184
2011				1,343,919	1,367,000	1,380,557	1,388,363	1,393,878	1,398,518	1,405,112	9,367	181
2012					1,424,754	1,408,222	1,409,104	1,414,878	1,426,735	1,436,034	1,756	181
2013						1,448,567	1,431,058	1,447,881	1,458,421	1,464,071	4,011	185
2014							1,467,175	1,454,366	1,473,545	1,486,322	12,959	180
2015								1,551,105	1,588,443	1,610,839	40,444	170
2016									1,672,853	1,669,642	102,672	154
2017										1,703,857	347,296	140
									Total	$15,002,453
__________
(1) The information for the years 2008 to 2016 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
	(Amounts in thousands)
2008	$992,844	$1,226,787	$1,345,354	$1,418,274	$1,450,172	$1,459,216	$1,463,384	$1,464,763	$1,465,832	$1,466,704
2009		913,340	1,137,807	1,260,424	1,326,439	1,355,210	1,363,526	1,370,564	1,371,956	1,371,933
2010			908,954	1,143,984	1,268,142	1,335,871	1,365,464	1,375,799	1,384,333	1,387,835
2011				926,983	1,152,459	1,277,808	1,347,082	1,378,920	1,391,101	1,394,684
2012					955,647	1,194,648	1,304,511	1,372,828	1,409,911	1,422,705
2013						974,445	1,217,906	1,340,724	1,413,999	1,447,004
2014							967,481	1,231,413	1,358,472	1,432,472
2015								1,040,253	1,336,223	1,466,368
2016									1,094,006	1,395,199
2017										1,076,079
									Total	$13,860,983
				All outstanding liabilities before 2008, net of reinsurance						(169)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,141,300
__________
(1) The information for the years 2008 to 2016 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)											As of December 31, 2017
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
	(Amounts in thousands)										(Amounts in thousands)
2008	$146,486	$139,549	$138,605	$139,142	$138,190	$138,803	$139,149	$139,156	$139,216	$139,188	$—	16
2009		135,889	135,000	131,680	133,087	133,121	134,718	134,597	134,478	134,359	26	17
2010			165,727	157,566	160,983	160,472	160,206	160,015	159,608	159,662	117	21
2011				167,414	170,623	170,052	169,600	169,390	169,621	170,126	234	23
2012					196,063	188,010	190,376	191,548	192,057	191,804	428	25
2013						191,903	188,915	188,026	186,795	187,165	524	23
2014							199,298	202,621	203,218	202,513	1,330	25
2015								234,800	234,881	233,501	4,368	24
2016									250,691	259,489	9,995	24
2017										309,491	47,502	28
									Total	$1,987,298
__________
(1) The information for the years 2008 to 2016 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)
	For the Years Ended December 31,
Accident Year	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
	(Amounts in thousands)
2008	$86,954	$122,239	$129,821	$135,500	$137,284	$138,137	$138,680	$138,809	$138,922	$138,963
2009		86,034	119,306	126,591	130,928	132,180	134,381	134,378	134,301	134,229
2010			95,057	137,628	149,084	155,191	156,853	158,053	158,943	159,268
2011				111,909	153,845	162,870	166,375	167,806	168,621	168,914
2012					128,618	175,029	182,756	188,121	190,373	190,649
2013						133,528	174,295	180,858	183,860	185,168
2014							139,615	186,996	194,605	198,758
2015								163,196	213,994	224,178
2016									173,537	234,215
2017										217,900
									Total	$1,852,242
				All outstanding liabilities before 2008, net of reinsurance						2,141
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$137,195
__________
(1) The information for the years 2008 to 2016 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	65.8%	17.1%	8.5%	5%	2.3%	0.7%	0.4%	0.1%	—%	0.1%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	66.5%	23.9%	4.8%	2.7%	1.0%	0.7%	0.3%	0.1%	—%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2017
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,141,300
Homeowners' insurance	137,195
WAIC automobile insurance	12,076
Other short-duration insurance lines	69,327
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	1,359,898
Reinsurance recoverables on unpaid losses
Automobile insurance	10,004
Homeowners' insurance	53,323
Other short-duration insurance lines	674
Total reinsurance recoverables on unpaid losses	64,001
Insurance lines other than short-duration	1,183
Unallocated claims adjustment expenses	85,531
86,714
Total gross loss and loss adjustment expense reserves	$1,510,613

12. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Total paid	$137,886	$137,201	$136,386
Per share paid	$2.4925	$2.4825	$2.4725

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2017, the insurance subsidiaries of the Company are permitted to pay approximately $167 million in dividends in 2018 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2017, 2016, and 2015, the Insurance Companies paid Mercury General ordinary dividends of $109 million, $111 million, and $133 million, respectively.

On February 2, 2018, the Board of Directors declared a $0.6250 quarterly dividend payable on March 29, 2018 to shareholders of record on March 15, 2018.

13. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2017, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Statutory net income(1)	$117,376	$82,359	$123,984
Statutory capital and surplus	$1,589,226	$1,441,571	$1,451,950
 __________

(1)	Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2017, 2016, and 2015, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2017, 2016 and 2015. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $8.6 million, $8.2 million, and $8.5 million for 2017, 2016, and 2015, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals were based on the Company's premium growth and combined ratio. The Company paid company-wide annual cash bonuses to all eligible employees of $0.0 million, $16.8 million, and $20.7 million in 2017, 2016, and 2015, respectively.

15. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. As of December 31, 2017, only stock options and restricted stock unit awards have been granted under these plans.

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Cash received from stock option exercises	$2,162	$1,632	2,111
Compensation cost, all share-based awards	60	142	5,208
Excess tax (expense) benefit, all share-based awards	(8)	913	27

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

No stock options were awarded in 2017, 2016, and 2015 under the 2015 Plan or 2005 Plan. The fair values of stock options awarded in 2013 under the 2005 Plan were estimated on the dates of grant using a closed-form option valuation model (Black-Scholes). The following table provides the assumptions used in the calculation of grant-date fair values of stock options awarded during 2013 based on the Black-Scholes option pricing model:

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

The following table presents a summary of the stock option activity under the Company’s plans for the year ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2017	85,500	$47.52
Granted	—	—
Exercised	(43,000)	$50.28
Canceled or expired	—	$—
Outstanding at December 31, 2017	42,500	$44.72	3.0	$371
Exercisable at December 31, 2017	42,500	$44.72	3.0	$371

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2017. The aggregate intrinsic values of stock options exercised were $371,000, $591,000, and $303,000 for 2017, 2016, and 2015, respectively. The total fair value of stock options vested during each of 2017, 2016, and 2015 was $142,000.

The following table presents information regarding stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$33.61-$45.30	27,500	4.5	$42.64	27,500	$42.64
$47.61-$50.35	15,000	0.3	$48.52	15,000	$48.52

As of December 31, 2017, all of stock options outstanding were vested, and no additional compensation expenses related to these stock options will be recognized in the Company's consolidated statements of operations.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting restricted stock unit awards to the Company’s senior management and key employees.

The following table presents the restricted stock unit grants summary at December 31, 2017:

	Grant Year
	2016	2015
Three-year performance period ending December 31,	2018	2017
Vesting shares, target (net of forfeited)	83,250	85,750
Vesting shares, maximum (net of forfeited)	156,094	160,781

The following table presents a summary of restricted stock unit awards activity, based on target vesting, during the years indicated:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	271,000	$51.09	263,250	$45.94	167,000	$41.15
Granted	—	—	95,750	$53.49	100,250	$53.80
Vested	(82,000)	$45.17	(78,500)	$36.82	—	—
Forfeited/Canceled	(20,000)	$53.62	(9,500)	$50.46	(4,000)	$43.10
Expired	—	—	—	—	—	—
Outstanding at December 31	169,000	$53.66	271,000	$51.09	263,250	$45.94

The restricted stock units vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. For 2015 and 2016 grants, vesting is based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of December 31, 2017, 12,500 and 13,500 target restricted stock units granted in 2016 and 2015, respectively, have been forfeited because the recipients were no longer employed by the Company. Expired shares represent shares that did not meet the vesting requirements.

The fair value of each RSU grant was determined based on the closing price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as a liability. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved. If the minimum performance goals are not met, no compensation cost will be recognized and any recognized compensation cost would be reversed.

In March 2017, approximately $3.6 million was paid upon the vesting of 61,445 RSUs awarded in 2014 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2016.

In February 2016, 88,074 shares of common stock, net of 58,822 shares withheld for payroll taxes, were issued upon the vesting of 146,896 RSUs awarded in 2013 resulting from the attainment of performance goals above the target threshold during the three-year performance period from 2013 to 2015.

At December 31, 2016, the Company determined that it was probable that the Company's Board of Directors would modify the payment method for the vested 2014 grant awards and pay for the vested awards in cash in lieu of shares of the Company's common stock. As a result, the 2014 grants were reclassified from equity to liability awards at December 31, 2016. $3.4 million of the amount previously recognized in additional paid-in capital for the 2014 grant awards was reclassified to other liabilities in the consolidated balance sheets at December 31, 2016. Additional $0.2 million was reclassified from additional paid-in capital to other liabilities at the vesting date of February 28, 2017 for the 2014 grant awards, based on the additional amount of awards vested from December 31, 2016 through the vesting date.

16. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2017			2016			2015
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$144,877	55,316	$2.62	$73,044	55,249	$1.32	$74,479	55,157	$1.35
Effect of dilutive securities:
Options	—	11		—	11		—	15
RSUs	—	—		—	42		—	37
Diluted EPS
Income available to common stockholders after assumed conversions	$144,877	55,327	$2.62	$73,044	55,302	$1.32	$74,479	55,209	$1.35

Potentially dilutive securities representing approximately 0, 27,600, and 67,000 shares of common stock for 2017, 2016, and 2015, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

17. Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2023. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent in other liabilities. This liability amounted to $1.5 million and $2.4 million at December 31, 2017 and 2016, respectively. Total rent expense under these lease agreements was $14.7 million, $19.7 million, and $16.0 million for 2017, 2016, and 2015, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2017:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2018	$10,818
2019	8,024
2020	5,791
2021	3,855
2022	2,769
Thereafter	673
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 3, 2017, the most recent date at which information was available, was approximately $66.2 million. There was no assessment made in 2017.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.1 million at December 31, 2017, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.
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

19. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2017 and 2016:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2017
Net premiums earned	$789,770	$797,666	$801,205	$806,796
Change in fair value of financial instruments pursuant to the fair value option	21,857	20,275	17,608	28,065
Income before income taxes	30,599	68,752	58,247	9,487
Net income (loss)	26,980	51,633	46,485	19,779
Basic earnings per share (1)	0.49	0.93	0.84	0.36
Diluted earnings per share (1)	0.49	0.93	0.84	0.36
Dividends paid per share	0.6225	0.6225	0.6225	0.6250

2016
Net premiums earned	$767,085	$779,321	$790,850	$794,517
Change in fair value of financial instruments pursuant to the fair value option	18,531	37,127	(21,132)	(67,332)
Income before income taxes	26,034	64,335	31,625	(51,270)
Net income (loss)	23,323	48,873	26,930	(26,082)
Basic earnings per share (1)	0.42	0.88	0.49	(0.47)
Diluted earnings per share (1)	0.42	0.88	0.49	(0.47)
Dividends paid per share	0.6200	0.6200	0.6200	0.6225
 __________

(1)	The basic and diluted earnings per share do not sum due to rounding.

Net income for 2017 was primarily attributable to net premiums earned, net investment income and net realized investment gains, partially offset by operating expenses, and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary causes of the net income for the fourth quarter of 2017 were the increases in the fair value of the Company’s fixed maturity and equity securities due to the overall market improvement, net investment income, and a net tax benefit of $7.4 million due to the effect of the Act.

Net income for 2016 was primarily attributable to net premiums earned and net investment income, partially offset by net realized investment losses, operating expenses, and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary cause of the net loss for the fourth quarter of 2016 was the declines in the fair value of the Company’s fixed maturity securities due to the rising market interest rates.

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
The Company paid $8 million in cash for the shares of WAIC, of which $2 million had been held in escrow for up to three years as security for any loss development on claims incurred on or prior to June 30, 2014. Based on the evaluation performed at the acquisition date and at December 31, 2015, of the claims reserves for WAIC for losses and loss adjustment expenses incurred on or prior to June 30, 2014, the Company estimated that it would recover the $2 million held in escrow and, therefore, the Company deducted it from cash consideration to arrive at the fair value of total consideration transferred. The Company recovered the $2 million held in escrow in 2016. In accordance with regulatory approval requirements, the Company made a $15 million cash capital contribution to WAIC on January 12, 2015.

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

The following table presents operating results by reportable segment for the years ended:

	December 31, 2017			December 31, 2016			December 31, 2015
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,160.9	$34.5	$3,195.4	$3,089.9	$41.9	$3,131.8	$2,906.6	$51.3	$2,957.9
Less:
Losses and loss adjustment expenses	2,427.8	17.1	2,444.9	2,333.2	21.9	2,355.1	2,117.3	28.2	2,145.5
Underwriting expenses	773.1	15.6	788.7	780.4	17.5	797.9	770.0	20.0	790.0
Underwriting (loss) gain	(40.0)	1.8	(38.2)	(23.7)	2.5	(21.2)	19.3	3.1	22.4
Investment income			124.9			121.9			126.3
Net realized investment gains (losses)			83.7			(34.3)			(83.8)
Other income			11.9			8.3			8.9
Interest expense			(15.2)			(4.0)			(3.2)
Pre-tax income			$167.1			$70.7			$70.6
Net income			$144.9			$73.0			$74.5
The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	December 31, 2017			December 31, 2016			December 31, 2015
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,473.8	$—	$2,473.8	$2,435.7	$—	$2,435.7	$2,308.6	$—	$2,308.6
Homeowners	431.6	—	431.6	414.0	—	414.0	379.7	—	379.7
Commercial automobile	171.9	—	171.9	161.3	—	161.3	144.4	—	144.4
Other	83.6	34.5	118.1	78.9	41.9	120.8	73.9	51.3	125.2
Net premiums earned	$3,160.9	$34.5	$3,195.4	$3,089.9	$41.9	3,131.8	$2,906.6	$51.3	$2,957.9

Private passenger automobile	$2,480.0	$—	$2,480.0	$2,452.7	$—	$2,452.7	$2,345.8	$—	$2,345.8
Homeowners	469.9	—	469.9	436.9	—	436.9	402.2	—	402.2
Commercial automobile	178.2	—	178.2	166.1	—	166.1	153.5	—	153.5
Other	92.9	27.9	120.8	89.0	27.3	116.3	81.6	29.8	111.4
Direct premiums written	$3,221.0	$27.9	$3,248.9	$3,144.7	$27.3	$3,172.0	$2,983.1	$29.8	$3,012.9

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2017 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2017 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2017 are contained herein as listed in the Index to Consolidated Financial Statements on page 54.
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
This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).

4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).

10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).

10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).

10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.

10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.
10.28
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.29	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.30	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.31	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.32	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.33	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.34	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.35	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.36*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.37*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.38*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.

10.39*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.40	Credit Agreement, dated as of January 2, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.41	Amendment Agreement to Credit Agreement, dated as of January 26, 2009, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.42	Second Amendment Agreement to Credit Agreement, dated as of August 4, 2011, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2011, and is incorporated herein by this reference.
10.43	Third Amendment Agreement to Credit Agreement, dated as of July 31, 2013, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013, and is incorporated herein by this reference.
10.44	Fourth Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.45	Fifth Amendment Agreement to Credit Agreement, dated as of December 28, 2016, among Mercury Casualty Company, Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2016, and is incorporated herein by this reference.
10.46*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.47	Credit Agreement, dated as of July 2, 2013, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, and is incorporated herein by this reference.
10.48	First Amendment Agreement to Credit Agreement, dated as of December 3, 2014, among Mercury General Corporation, Bank of America, N.A., and the lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014, and is incorporated herein by this reference.
10.49*	Mercury General Corporation 2015 Incentive Award Plan
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

10.52*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.

10.53	Credit Agreement, dated as of March 29, 2017, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2017, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 8, 2018

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2018

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2018

/S/ MICHAEL D. CURTIUS Michael D. Curtius	Director	February 8, 2018

/S/ JAMES G. ELLIS James G. Ellis	Director	February 8, 2018

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 8, 2018

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 8, 2018

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2017

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,355	$13,236	$13,236
Municipal securities	2,490,150	2,556,532	2,556,532
Mortgage-backed securities	26,454	27,165	27,165
Corporate securities	136,013	137,542	137,542
Collateralized loan obligations	104,323	105,202	105,202
Other asset-backed securities	52,935	53,100	53,100
Total fixed maturity securities	2,823,230	2,892,777	2,892,777
Equity securities:
Common stock	368,619	429,367	429,367
Non-redeemable preferred stock	34,429	34,869	34,869
Private equity fund	1,481	1,481	1,481
Private equity fund measured at net asset value (1)	69,668	71,523	71,523
Total equity securities	474,197	537,240	537,240
Short-term investments	302,693	302,711	302,711
Total investments	$3,600,120	$3,732,728	$3,732,728
__________

(1)	The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2016

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$12,288	$12,275	$12,275
Municipal securities	2,432,181	2,449,292	2,449,292
Mortgage-backed securities	39,082	39,777	39,777
Corporate securities	189,780	189,688	189,688
Collateralized loan obligations	85,429	86,525	86,525
Other asset-backed securities	36,650	36,996	36,996
Total fixed maturity securities	2,795,410	2,814,553	2,814,553
Equity securities:
Common stock	286,503	316,450	316,450
Non-redeemable preferred stock	32,436	31,809	31,809
Private equity funds	12,831	9,068	9,068
Total equity securities	331,770	357,327	357,327
Short-term investments	375,700	375,680	375,680
Total investments	$3,502,880	$3,547,560	$3,547,560

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2017	2016
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $0; $1,609)	$—	$1,605
Equity securities (cost $113,216; $113,943)	141,227	122,717
Short-term investments (cost $21,233; $629)	21,231	629
Investment in subsidiaries	1,976,400	1,810,663
Total investments	2,138,858	1,935,614
Cash	8,475	11,786
Accrued investment income	178	189
Amounts receivable from affiliates	231	226
Current income taxes	8,857	—
Deferred income taxes	—	2,702
Income tax receivable from affiliates	6,338	35,237
Other assets	663	414
Total assets	$2,163,600	$1,986,168
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$371,335	$180,000
Accounts payable and accrued expenses	—	348
Amounts payable to affiliates	507	36
Income tax payable to affiliates	17,213	39,539
Current income taxes	—	10,200
Deferred income taxes	8,242	—
Other liabilities	4,916	3,643
Total liabilities	402,213	233,766
Commitments and contingencies
Shareholders’ equity:
Common stock	97,523	95,529
Retained earnings	1,663,864	1,656,873
Total shareholders’ equity	1,761,387	1,752,402
Total liabilities and shareholders’ equity	$2,163,600	$1,986,168

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Revenues:
Net investment income	$4,090	$4,032	$4,314
Net realized investment gains (losses)	19,279	6,062	(7,026)
Other	—	17	—
Total revenues	23,369	10,111	(2,712)
Expenses:
Other operating expenses	1,918	2,673	7,526
Interest	14,856	2,690	2,127
Total expenses	16,774	5,363	9,653
Income (loss) before income taxes and equity in net income of subsidiaries	6,595	4,748	(12,365)
Income tax expense (benefit)	1,572	8,514	(4,708)
Income (loss) before equity in net income of subsidiaries	5,023	(3,766)	(7,657)
Equity in net income of subsidiaries	139,854	76,810	82,136
Net income	$144,877	$73,044	$74,479

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14,503)	$4,731	$575
Cash flows from investing activities:
Capital contribution to subsidiaries	(140,125)	(30,125)	(90,125)
Distributions received from special purpose entities	5,243	4,898	8,883
Dividends received from subsidiaries	109,000	110,800	133,000
Fixed maturity securities available for sale in nature:
Purchases	(188,467)	(1,060)	(571)
Sales	165,944	—	—
Calls or maturities	4,000	—	—
Equity securities available for sale in nature
Purchases	—	(64,807)	(146,236)
Sales	—	73,942	192,005
Net decrease in short-term investments	—	515	8,612
Business acquisition	—	—	(6,000)
Other, net	310	1,614	1,945
Net cash provided by investing activities	(44,095)	95,777	101,513
Cash flows from financing activities:
Dividends paid to shareholders	(137,886)	(137,201)	(136,386)
Employee taxes paid with shares related to share-based compensation	—	(3,292)	—
Proceeds from stock options exercised	2,162	1,632	2,111
Net proceeds from issuance of senior notes	371,011	—	—
Payoff of principal on loan and credit facilities	(180,000)	—	—
Proceeds from bank loan	—	30,000	—
Net cash used in financing activities	55,287	(108,861)	(134,275)
Net decrease in cash	(3,311)	(8,353)	(32,187)
Cash:
Beginning of year	11,786	20,139	52,326
End of year	$8,475	$11,786	$20,139
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$9,435	$2,397	$2,153
Income taxes paid (refunded), net	$346	$(339)	$1,807

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
Distributions received from Special Purpose Entities

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 145 basis points prior to the renewal of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the January 2017 renewal, on approximately $108 million of underlying obligations as of December 31, 2017 and 2016. The agreement had an initial term of one year, subject to annual renewal. In January 2018, the agreement was renewed through August 15, 2018, and the interest rate was changed to LIBOR plus 120 basis points.

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
Distributions of $5.2 million and $4.9 million were received in 2017 and 2016, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $109,000,000, $110,800,000 and $133,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2017, 2016 and 2015, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $140,125,000, $30,125,000 and $90,125,000 in 2017, 2016 and 2015, respectively.
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

See accompanying Report of Independent Registered Public Accounting Firm

Notes Payable

On July 2, 2013, Mercury General entered into an unsecured $200 million five-year revolving credit facility. Effective December 3, 2014, Mercury General expanded the borrowing capacity from $200 million to $250 million. Total borrowings were $180 million under the credit facility as of December 31, 2016. The interest rate was approximately 1.73% at December 31, 2016.
On March 8, 2017, the $180 million loan and credit facility agreements were terminated and Mercury General repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

On March 8, 2017, Mercury General completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of Mercury General, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. Mercury General incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.
Commitments and Contingencies

The borrowings by MCC, a subsidiary, under the $120 million credit facility and $20 million bank loan were secured by approximately $175 million of municipal bonds owned by MCC, at fair value, held as collateral. The total borrowings of $140 million were guaranteed by Mercury General. On March 8, 2017, these secured credit facility and bank loan agreements were terminated and the Company repaid the total outstanding amounts with the proceeds from its public offering of $375 million of senior notes.

On March 29, 2017, Mercury General entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.6% at December 31, 2017, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 2, 2018, there have been no borrowings under this facility.
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2017	2016	2015
	(Amounts in thousands)
Direct amounts	$3,221,493	$3,146,864	$2,970,424
Ceded to other companies	(26,881)	(15,846)	(12,964)
Assumed	825	755	437
Net amounts	$3,195,437	$3,131,773	$2,957,897

See accompanying Report of Independent Registered Public Accounting Firm