Form 10-Q
period 2018-03-31
MERCURY GENERAL CORP
filed 2018-05-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 26, 2018, the Registrant had issued and outstanding an aggregate of 55,332,077 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,905,798; $2,823,230)	$2,929,132	$2,892,777
Equity securities (cost $498,630; $474,197)	549,786	537,240
Short-term investments (cost $245,571; $302,693)	245,198	302,711
Total investments	3,724,116	3,732,728
Cash	290,070	291,413
Receivables:
Premium	509,177	474,060
Accrued investment income	42,599	39,368
Other	6,978	6,658
Total receivables	558,754	520,086
Reinsurance recoverables	52,676	56,349
Deferred policy acquisition costs	202,208	198,151
Fixed assets (net of accumulated depreciation $345,263; $340,523)	145,853	145,223
Current income taxes	62,663	61,257
Goodwill	42,796	42,796
Other intangible assets, net	19,622	20,728
Other assets	34,029	32,592
Total assets	$5,132,787	$5,101,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,530,973	$1,510,613
Unearned premiums	1,150,344	1,101,927
Notes payable	371,435	371,335
Accounts payable and accrued expenses	132,223	108,252
Deferred income taxes	7,251	22,932
Other liabilities	256,340	224,877
Total liabilities	3,448,566	3,339,936
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,332; 55,332	97,546	97,523
Retained earnings	1,586,675	1,663,864
Total shareholders’ equity	1,684,221	1,761,387
Total liabilities and shareholders’ equity	$5,132,787	$5,101,323

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net premiums earned	$808,084	$789,770
Net investment income	31,510	31,169
Net realized investment (losses) gains	(58,735)	24,460
Other	2,325	2,105
Total revenues	783,184	847,504
Expenses:
Losses and loss adjustment expenses	632,234	606,665
Policy acquisition costs	140,984	142,599
Other operating expenses	65,399	65,188
Interest	4,266	2,453
Total expenses	842,883	816,905
(Loss) income before income taxes	(59,699)	30,599
Income tax (benefit) expense	(17,092)	3,619
Net (loss) income	$(42,607)	$26,980
Net (loss) income per share:
Basic	$(0.77)	$0.49
Diluted	$(0.77)	$0.49
Weighted average shares outstanding:
Basic	55,332	55,297
Diluted	55,335	55,312
Dividends paid per share	$0.6250	$0.6225

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(42,607)	$26,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,148	13,265
Net realized investment losses (gains)	58,735	(24,460)
Increase in premiums receivable	(35,117)	(19,193)
Decrease in reinsurance recoverables	3,673	692
Changes in current and deferred income taxes	(17,087)	2,568
(Increase) decrease in deferred policy acquisition costs	(4,058)	1,300
Increase in loss and loss adjustment expense reserves	20,360	26,685
Increase in unearned premiums	48,417	20,365
Increase in accounts payable and accrued expenses	24,761	9,584
Share-based compensation	23	35
Other, net	7,103	16,402
Net cash provided by operating activities	78,351	74,223
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(213,947)	(278,293)
Sales	60,238	22,509
Calls or maturities	62,673	159,153
Equity securities available for sale in nature:
Purchases	(249,177)	(195,728)
Sales	221,616	142,855
Changes in securities payable and receivable	19,537	(39,264)
Changes in short-term investments and purchased options	57,110	115,294
Purchase of fixed assets	(6,206)	(3,425)
Other, net	3,044	559
Net cash used in investing activities	(45,112)	(76,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,582)	(34,428)
Proceeds from stock options exercised	—	1,171
Net proceeds from issuance of senior notes	—	371,640
Payoff of principal on loan and credit facilities	—	(320,000)
Net cash (used in) provided by financing activities	(34,582)	18,383
Net (decrease) increase in cash	(1,343)	16,266
Cash:
Beginning of the year	291,413	220,318
End of period	$290,070	$236,584
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,250	$1,292
Income taxes (refunded) paid, net	$(6)	$1,051

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2018 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Earnings per Share

Potentially dilutive securities representing approximately 52,000 shares of common stock were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2018 because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2017.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $141.0 million and $142.6 million for the three months ended March 31, 2018 and 2017, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $13.7 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively.

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The Company had no cumulative-effect adjustment and its consolidated financial statement line items were not impacted as a result of the adoption, mostly because the accounting for insurance contracts was outside of the scope of Topic 606 and the application of the key aspects of revenue recognition of Topic 606 to the Company's in-scope transactions, such as the timing of recognition of revenue (at a point in time vs. over time) and the estimation of refund liability, resulted in recognition of revenues and related expenses consistent with that under the legacy accounting guide, Topic 605.

The Company's total revenue from contracts with customers that are in scope of Topic 606 amounted to approximately $15.2 million with related expenses of $10.2 million for the year ended December 31, 2017. This revenue represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers, and accounted for approximately 0.4% of the total consolidated revenue in 2017. The Company's commission income from third-party insurers was approximately $4.3 million and $3.9 million representing approximately 0.5% and 0.5% of the consolidated total revenue, with related expenses of $2.8 million and $2.6 million, for the three months ended March 31, 2018 and 2017, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 13. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. Approximately 80% of their total revenue is generated from sales of policies issued by the Company's insurance subsidiaries, which are eliminated as intercompany transactions in consolidation, with the remaining from sales of policies issued by third-party property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. In addition, AIS and PoliSeek provide administrative services to the insurer or the policyholder subsequent to the sale of the policy as needed, including processing of endorsements, collection of premiums, and answering general questions concerning the policyholder's account. The administrative services and the costs to perform such services are deemed immaterial in the context of the contract and to the Company's consolidated financial statements, and hence, such services are not identified as a separate performance obligation and the costs to perform such services are not accrued at the time of the sale of the policy but are expensed as incurred as part of the overall operating expenses.

The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. The commission income receivable at March 31, 2018 and December 31, 2017 was $1.1 million and $1.2 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, rather than for each contract or performance obligation. The estimated policy cancellations and the resulting refund liability are computed using the expected value method based on all relevant information, including historical data. The refund liability at March 31, 2018 and December 31, 2017 was $0.7 million, which was included in other liabilities in the Company's consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, the Company had no contract assets, contract liabilities, or capitalized costs to obtain or fulfill a contract, associated with revenues from contracts with customers.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. ASU 2016-13 will be effective for the Company beginning January 1, 2020. While the Company is in the process of evaluating the impact of ASU 2016-13, it does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures as most of its financial instruments with potential exposure to material credit losses are accounted for at fair value through net income.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 will be effective for the Company beginning January 1, 2019. While the Company is in the process of evaluating the impact of ASU 2016-02, it does not expect this ASU to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $31.9 million at December 31, 2017.

3. Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, options sold, total return swap, accounts payable, and unsecured notes payable. Due to their short-term maturities, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	March 31, 2018	December 31, 2017

	(Amounts in thousands)
Assets
Investments	$3,724,116	$3,732,728
Note receivable	5,524	5,565
Liabilities
Total return swap	$801	$1,200
Options sold	505	123
Unsecured notes	375,161	385,583
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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2018 and December 31, 2017. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2018 and December 31, 2017, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.

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

Total Return Swap

The fair value of the total return swap reflects the estimated amount that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction.

Unsecured Notes

The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2018 and December 31, 2017 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities and short-term investments at the time an eligible item is first recognized. In addition, the Company elected to apply the fair value option to note receivable recognized as part of the sale of land in August 2017. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

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

The following table presents gains (losses) due to changes in fair value of investments and note receivable that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands)
Fixed maturity securities	$(46,213)	$10,288
Equity securities	(11,886)	11,541
Short-term investments	(392)	28
Total investments	(58,491)	21,857
Note receivable	(41)	—
Total (losses) gains	$(58,532)	$21,857
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
The Company obtained unadjusted fair values on 98.0% of its investment portfolio from an independent pricing service. For a private equity fund that was classified as Level 3 and included in equity securities at March 31, 2018 and December 31, 2017, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.5 million at March 31, 2018 and December 31, 2017.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $19.1 million and $19.3 million in commercial mortgage-backed securities at March 31, 2018 and December 31, 2017, respectively.
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
Total return swap: Valued based on multi-dimensional models using inputs such as interest rate yield curves, underlying debt/credit instruments and the appropriate benchmark spread for similar assets in active markets, observable for substantially the full term of the contract.
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
Private equity fund: Private equity fund, excluding a private equity fund measured at net asset value ("NAV"), is valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at March 31, 2018 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of approximately one to five years from March 31, 2018. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2018
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,351	$—	$—	$13,351
Municipal securities	—	2,591,695	—	2,591,695
Mortgage-backed securities and agencies	—	26,457	—	26,457
Corporate securities	—	120,958	—	120,958
Collateralized loan obligations	—	127,528	—	127,528
Other asset-backed securities	—	49,143	—	49,143
Total fixed maturity securities	13,351	2,915,781	—	2,929,132
Equity securities:
Common stock	439,401	—	—	439,401
Non-redeemable preferred stock	—	34,320	—	34,320
Private equity funds	—	—	1,450	1,450
Private equity fund measured at net asset value (1)				74,615
Total equity securities	439,401	34,320	1,450	549,786
Short-term investments:
Short-term bonds	29,965	14,626	—	44,591
Money market instruments	200,607	—	—	200,607
Total short-term investments	230,572	14,626	—	245,198
Other assets:
Note receivable	—	5,524	—	5,524
Total assets at fair value	$683,324	$2,970,251	$1,450	$3,729,640
Liabilities
Other liabilities:
Total return swap	$—	$801	$—	$801
Options sold	505	—	—	505
Total liabilities at fair value	$505	$801	$—	$1,306

	December 31, 2017
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,236	$—	$—	$13,236
Municipal securities	—	2,556,532	—	2,556,532
Mortgage-backed securities and agencies	—	27,165	—	27,165
Corporate securities	—	137,542	—	137,542
Collateralized loan obligations	—	105,202	—	105,202
Other asset-backed securities	—	53,100	—	53,100
Total fixed maturity securities	13,236	2,879,541	—	2,892,777
Equity securities:
Common stock	429,367	—	—	429,367
Non-redeemable preferred stock	—	34,869	—	34,869
Private equity funds	—	—	1,481	1,481
Private equity fund measured at net asset value (1)				71,523
Total equity securities	429,367	34,869	1,481	537,240
Short-term investments:
Short-term bonds	29,998	2,020	—	32,018
Money market instruments	270,693	—	—	270,693
Total short-term investments	300,691	2,020	—	302,711
Other assets:
Note receivable	—	5,565	—	5,565
Total assets at fair value	$743,294	$2,921,995	$1,481	$3,738,293
Liabilities
Other liabilities:
Total return swap	$—	$1,200	$—	$1,200
Options sold	123	—	—	123
Total liabilities at fair value	$123	$1,200	$—	$1,323
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Funds
	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands)
Beginning balance	$1,481	$9,068
Realized losses included in earnings	(31)	(50)
Ending balance	$1,450	$9,018
The amount of total losses for the period included in earnings attributable to assets still held at March 31	$(31)	$(50)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

At March 31, 2018, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,435	$375,161	$—	$375,161	$—

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,335	$385,583	$—	$385,583	$—
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2018 and December 31, 2017 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.

See Note 11. Notes Payable for additional information on unsecured notes.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018 and LIBOR plus 120 basis points subsequent to the renewal, on approximately $111 million and $108 million of underlying obligations as of March 31, 2018 and December 31, 2017, respectively. The agreement had an initial term of one year, subject to annual renewal. In January 2018, the agreement was renewed through August 15, 2018, and the interest rate was changed to LIBOR plus 120 basis points.

On August 9, 2013, Animas Funding LLC (“AFL”), a special purpose investment vehicle formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which was renewed for an additional one-year term through February 17, 2018. The total portfolio of underlying obligations was liquidated during June 2017, and the total return swap agreement between AFL and Citibank was terminated on July 7, 2017. Under the agreement, AFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $40 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment until June 2017, on approximately $152 million of underlying obligations as of December 31, 2016.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivative Fair Values
	March 31, 2018	December 31, 2017

	(Amount in thousands)
Options sold - Other liabilities	$505	$123
Total return swap - Other liabilities	801	1,200
Total derivatives	$1,306	$1,323

	Gains (Losses) Recognized in Income
	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands)
Total return swap - Net realized investment (losses) gains	$602	$(1,019)
Options sold - Net realized investment (losses) gains	2,922	296
Total	$3,524	$(723)
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2018 and 2017. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2018 and 2017. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2018:
Customer relationships	$53,035	$(44,600)	$8,435	11
Trade names	15,400	(5,935)	9,465	24
Technology	4,300	(3,978)	322	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,135	$(54,513)	$19,622

As of December 31, 2017:
Customer relationships	$52,890	$(43,617)	$9,273	11
Trade names	15,400	(5,775)	9,625	24
Technology	4,300	(3,870)	430	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,990	$(53,262)	$20,728

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2018 and 2017.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.4 million for the three months ended March 31, 2018 and 2017.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2018:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2018	$4,098
2019	5,035
2020	887
2021	867
2022	844
Thereafter	6,491
Total	$18,222
8. Share-Based Compensation

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of March 31, 2018, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.
The fair value of each restricted stock unit ("RSU") grant is determined based on the market price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as liability. The RSUs vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Performance thresholds are based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved at the end of the performance period, taking into account expected forfeitures. If the minimum performance goals are not expected to be met, no compensation cost will be recognized and any recognized compensation cost will be reversed.

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. As of March 31, 2018, the Company had 83,250 RSUs and 80,000 stock options granted and outstanding and 4,736,750 shares of common stock available for future grant under the 2015 Plan.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes).

The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

Weighted-average grant-date fair value	$8.09
Expected volatility	33.18%
Risk-free interest rate	2.62%
Expected dividend yield	5.40%
Expected term in months	72

Expected volatilities are based on historical volatility of the Company’s stock over the term of the stock options. The Company estimated the expected term of stock options, which represents the period of time that stock options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior. The risk-free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.
As of March 31, 2018, the Company had $0.6 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 3.9 years.

As of March 31, 2018, the Company had the following RSU awards outstanding. These awards were granted to the Company’s senior management and key employees and will vest based upon the Company's performance during the three-year performance period:

Grant year	2016
Three-year performance period ending December 31,	2018
Vesting shares, target (net of forfeited)	83,250
Vesting shares, maximum (net of forfeited)	156,094

In March 2018, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2017, all of the outstanding RSUs granted in 2015 expired unvested because the Company did not meet the minimum three-year performance threshold.
In March 2017, a total of approximately $3.6 million was paid upon the vesting of 61,445 RSUs awarded in 2014 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2016.
As of March 31, 2018, 12,500 target RSUs granted in 2016 have been forfeited because the recipients were no longer employed by the Company.
No RSUs were awarded during the three months ended March 31, 2018.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was an $8,000 increase to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2018. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2014 through 2016 for federal taxes and 2011 through 2016 for California state taxes. For tax years 2003 through 2010, the Company achieved a resolution with the Franchise Tax Board (“FTB”) in December 2017 and paid a $4.6 million negotiated settlement amount in accordance with the settlement agreement provided by the FTB and signed by the Company. The Company believes that the resolution of tax years 2003 through 2010 has the potential to establish guidance for future audit assessments proposed by the FTB for future tax years.

The Company is currently under examination for tax years 2011 through 2016. For tax years 2011 through 2013, the FTB issued Notices of Proposed Assessments ("NPAs") to the Company, which the Company formally protested. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. For tax years 2014 through 2016, the FTB commenced its audit in December 2017.

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

At March 31, 2018, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company’s deferred tax assets and liabilities were remeasured as of December 31, 2017 using the new corporate tax rate of 21% that is effective for tax years beginning January 1, 2018, rather than the pre-enactment corporate tax rate of 35%. Additionally, the Company’s alternative minimum tax credit ("AMT") carryforward balance of $57.9 million at December 31, 2017 was reclassified to current income taxes receivable as a refundable credit. The Company believes it will realize the full benefit of the AMT credit no later than the tax year ending December 31, 2021.

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The changes included in the Act related to discounting of unpaid losses are broad and complex. The Act changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments resulting from applying these changes over the subsequent eight years beginning in 2018.

The amounts of income tax adjustments resulting from the Act related to AMT credits and loss reserve discounting are provisional amounts based on reasonable estimates of the Company’s tax obligations using the latest information available and are subject to changes as additional information becomes available. The Securities Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") that expresses views of the staff regarding application of Topic 740, Income Taxes. SAB 118 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The transitional impact of the Act will be finalized and recorded by the end of the measurement period.

During the three months ended March 31, 2018, the Company conducted further analysis of the provisional amounts recorded at December 31, 2017 and did not recognize any adjustments to those amounts. The Company will continue to monitor any additional guidance released by the U.S. Treasury on AMT credits and loss reserve discounting during the measurement period, which may impact the provisional amounts.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands)
Gross reserves at January 1	$1,510,613	$1,290,248
Less reinsurance recoverables on unpaid losses	(64,001)	(13,161)
Net reserves at January 1	1,446,612	1,277,087
Incurred losses and loss adjustment expenses related to:
Current year	589,582	602,541
Prior years	42,652	4,124
Total incurred losses and loss adjustment expenses	632,234	606,665
Loss and loss adjustment expense payments related to:
Current year	254,841	275,890
Prior years	345,826	303,333
Total payments	600,667	579,223
Net reserves at March 31	1,478,179	1,304,529
Reinsurance recoverables on unpaid losses	52,794	12,404
Gross reserves at March 31	$1,530,973	$1,316,933

The increase in the provision for insured events of prior years in 2018 of approximately $42.7 million was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims.

The increase in the provision for insured events of prior years in 2017 of approximately $4.1 million was primarily attributable to higher than estimated California property losses.

For the three months ended March 31, 2018 and 2017, the Company recorded catastrophe losses of approximately $9 million and $30 million, respectively. The 2018 catastrophe losses were primarily due to winter storms and mudslides in California and winter storms in the states along the Atlantic Seaboard. The 2017 catastrophe losses were primarily due to severe rainstorms in California.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,565	3,665
Total debt				$371,435	$371,335
__________

(1)
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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.2% at March 31, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 26, 2018, there have been no borrowings under this facility.

(3)
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

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.2 million at March 31, 2018, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$800.3	$7.8	$808.1	$780.8	$9.0	$789.8
Less:
Losses and loss adjustment expenses	628.3	3.9	632.2	601.8	4.9	606.7
Underwriting expenses	202.6	3.8	206.4	203.8	4.0	207.8
Underwriting (loss) gain	(30.6)	0.1	(30.5)	(24.8)	0.1	(24.7)
Investment income			31.5			31.2
Net realized investment (losses) gains			(58.7)			24.5
Other income			2.3			2.1
Interest expense			(4.3)			(2.5)
Pre-tax (loss) income			$(59.7)			$30.6
Net (loss) income			$(42.6)			$27.0

The following tables present the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended March 31,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$627.0	$—	$627.0	$613.3	$—	$613.3
Homeowners	107.8	—	107.8	105.7	—	105.7
Commercial automobile	44.9	—	44.9	41.3	—	41.3
Other	20.6	7.8	28.4	20.5	9.0	29.5
Net premiums earned	$800.3	$7.8	$808.1	$780.8	$9.0	$789.8

Private passenger automobile	$674.0	$—	$674.0	$639.0	$—	$639.0
Homeowners	115.3	—	115.3	103.8	—	103.8
Commercial automobile	49.7	—	49.7	43.0	—	43.0
Other	23.6	6.4	30.0	22.7	5.7	28.4
Direct premiums written	$862.6	$6.4	$869.0	$808.5	$5.7	$814.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs and marketing efforts; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2018.
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

The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$582,144	$101,083	$28,854	$27,751	$739,832	85.1%
Florida (1)	34,642	1	4,374	79	39,096	4.5%
Other states (2)	57,204	14,214	16,517	2,152	90,087	10.4%
Total	$673,990	$115,298	$49,745	$29,982	$869,015	100.0%
	77.5%	13.3%	5.7%	3.5%	100.0%

	Three Months Ended March 31, 2017
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$538,676	$89,052	$23,383	$26,246	$677,357	83.2%
Florida (1)	40,814	1	5,021	33	45,869	5.6%
Other states (2)	59,510	14,793	14,546	2,148	90,997	11.2%
Total	$639,000	$103,846	$42,950	$28,427	$814,223	100.0%
	78.5%	12.7%	5.3%	3.5%	100.0%
______________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA,FL,GA,IL,OK,TX	Coordinated Multi-state Financial	2014 to 2017	Fieldwork began in the second quarter of 2018.
CA	Market Conduct Claims	2015	Field work is completed. Awaiting draft report.
CA	Rating and Underwriting	2014	Field work is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received draft report and awaiting final report.
TX	Market Conduct	2016	Fieldwork began in the first quarter of 2018.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.

In January 2018, the California DOI approved a 5.0% rate increase on Mercury Insurance Company's private passenger automobile line of insurance business, which represented approximately 53% of the Company's total net premiums earned for the three months ended March 31, 2018. This rate increase became effective in March 2018.
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.
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

At March 31, 2018 and December 31, 2017, the Company recorded its point estimate of approximately $1.53 billion and $1.51 billion ($1.48 billion and $1.45 billion, net of reinsurance), respectively, in loss reserves, which included approximately $694.4 million and $668.4 million ($663.3 million and $626.7 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2018 and December 31, 2017, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the three months ended March 31, 2018, the Company reported unfavorable development of approximately $43 million on the 2017 and prior accident years’ loss reserves. The majority of the unfavorable development in 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims. The Company has recently experienced an increase in the number of claims settled for high dollar amounts (over $25,000). The Company believes increased utilization of medical services, including epidural injections and surgical procedures, rising medical costs, an increase in alleged traumatic brain injuries and an aggressive plaintiff's bar have increased the cost to settle claims.
Industry-wide data showed a 10.1% quarterly increase in bodily injury severity in the California personal automobile line of insurance business for the fourth quarter of 2017, compared to a quarterly increase of between 2.0% and 7.1% for the preceding six quarters. The industry severity trend suggests that the drivers of the increasing bodily injury claims costs affecting the Company are also impacting its competitors.
For the three months ended March 31, 2018, the Company recorded catastrophe losses of approximately $9 million, which were primarily attributable to winter storms and mudslides in California and winter storms in the states along the Atlantic Seaboard.
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, total return swap, accounts payable, options sold, and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3. Financial Instruments of the Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At March 31, 2018, 98.0% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At March 31, 2018, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.

Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at period-end, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. Finally, the Company has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.

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

As a result of enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") on December 22, 2017 that is effective for tax years beginning January 1, 2018, the Company made certain tax adjustments for the twelve months ended December 31, 2017. Adjustments were made to reflect the Company's deferred tax balances at December 31, 2017 that were computed at the new corporate rate of 21%, rather than the pre-enactment rate of 35%. Additional adjustments were made to account for the impact of the Act on the realizability of the Company's tax credit carryforwards and tax balances at December 31, 2017. These adjustments resulted in a net tax benefit of approximately $7.4 million, which was reflected in net income for the twelve months ended December 31, 2017.

The Company is currently evaluating other impacts that the Act may have on business and investment strategies as well as financial results in future years, and has not yet determined the extent of such impacts. There are complex factors at play, including the effect of insurance regulation and competition, which will likely require the tax benefits to be passed on to consumers, and changing dynamics in the capital markets, which may result in a shift in the Company’s allocation between taxable and tax-exempt investments.

The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as changes in the statutory tax rates and adjustment to unrecognized tax benefits related to tax uncertainties. The principal components of the effective tax rate (benefit) of 28.6% in the first quarter of 2018 was $31.5 million of net investment income that was taxed at an effective tax rate of approximately 10% and $91.2 million of loss before income taxes and net investment income which generated a tax benefit at an effective tax rate of approximately 22%. This compares to the effective tax rate in the first quarter of 2017 of 11.8% which consisted of $31.2 million of net investment income that was taxed at an effective rate of approximately 12% and $0.6 million of loss before income taxes and net investment income which generated a minimal tax benefit. The effective tax rate for net investment income was lower in 2018 due to a change in the corporate tax rate effective January 1, 2018. The effective tax rate (benefit) on income (loss) before income taxes was higher for the first quarter of 2018 compared to the same period in 2017 primarily because loss before income taxes and net investment income, which was taxed at a higher effective rate than net investment income, was significantly larger than net investment income for the first quarter 2018, while for the first quarter of 2017, most of the total effective tax rate was attributable to net investment income due to the minimal amount of loss before income taxes and net investment income.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2018 increased 2.3% and 6.1%, respectively, from the corresponding period in 2017. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners and private passenger automobile policies written in California. Net premiums earned included ceded premiums earned of $12.6 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. Net premiums written included ceded premiums written of $7.8 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in ceded premiums earned and ceded premiums written for the three months ended March 31, 2018 compared to the same period in 2017 resulted from both increased coverage and reinstatement premiums on the reinsurance treaty effective July 1, 2017.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands)
Net premiums earned	$808,084	$789,770
Change in net unearned premium	53,183	21,824
Net premiums written	$861,267	$811,594
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2018	2017

Loss ratio	78.2%	76.8%
Expense ratio	25.5%	26.3%
Combined ratio (1)	103.8%	103.1%
__________
(1)    Combined ratio for the three months ended March 31, 2018 does not sum due to rounding.
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $43 million and $4 million on prior accident years' loss reserves for the first quarter of 2018 and 2017, respectively. The majority of the unfavorable development for the first quarter of 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims, while the majority of the unfavorable development for the first quarter of 2017 was attributable to higher than estimated California property losses. In addition, the 2018 loss ratio was negatively impacted by approximately $9 million of catastrophe losses, primarily due to winter storms and mudslides in California and winter storms in the states along the Atlantic Seaboard. The 2017 loss ratio was negatively impacted by approximately $30 million of catastrophe losses, primarily due to severe rainstorms in California. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio decreased modestly to 71.8% for the first quarter of 2018 from 72.5% for the first quarter of 2017, resulting primarily from premium rate increases on policies.
Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2018 decreased compared to the same period in 2017. Policy acquisition costs for the first quarter of 2018 was lower compared to the same period in 2017, while net premiums earned for the first quarter of 2018 was higher compared to the same period in 2017.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(17.1) million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. The $20.7 million decrease in income tax expense was primarily due to a $90.3 million decrease in total pre-tax income, while tax-exempt investment income, a component of total pre-tax (loss) income, remained relatively unchanged compared to the same period in 2017. Partially offsetting the decrease in income tax expense was a decrease in the federal corporate tax rate from 35% to 21%.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Average invested assets at cost (1)	$3,629,913	$3,502,870
Net investment income (2)
Before income taxes	$31,510	$31,169
After income taxes	$28,396	$27,319
Average annual yield on investments (2)
Before income taxes	3.5%	3.6%
After income taxes	3.1%	3.1%
Net realized investment (losses) gains	$(58,735)	$24,460
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased slightly due to higher average invested assets. Average annual yield on investments before taxes decreased slightly, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher, with lower yielding investments purchased during low interest rate environments. Average annual yield on investments after income taxes for the three months ended March 31, 2018 benefited modestly from the lower tax rate effective January 1, 2018 applied to taxable investment income.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended March 31, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(587)	$(46,213)	$(46,800)
Equity securities (1)(3)	(3,128)	(11,886)	(15,014)
Short-term investments (1)	(12)	(392)	(404)
Note receivable (1)	—	(41)	(41)
Total return swap	203	399	602
Options sold	2,361	561	2,922
Total	$(1,163)	$(57,572)	$(58,735)

	Three Months Ended March 31, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(444)	$10,288	$9,844
Equity securities (1)(3)	3,765	11,541	15,306
Short-term investments (1)	5	28	33
Total return swaps	288	(1,307)	(1,019)
Options sold	352	(56)	296
Total	$3,966	$20,494	$24,460

__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The decreases in fair value of fixed maturity securities in the first quarter of 2018 were primarily due to increases in market interest rates. The increases in fair value of fixed maturity securities in the first quarter of 2017 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities.

(3)
The decreases in fair value of equity securities in the first quarter of 2018 were primarily due to the overall decline in the equity markets. The increases in fair value of equity securities in the first quarter of 2017 were primarily due to the overall improvement in the equity markets.

Net Income

	Three Months Ended March 31,
	2018	2017

	(Amounts in thousands, except per share data)
Net (loss) income	$(42,607)	$26,980
Basic average shares outstanding	55,332	55,297
Diluted average shares outstanding	55,335	55,312
Basic Per Share Data:
Net (loss) income	$(0.77)	$0.49
Net realized investment (losses) gains, net of tax	$(0.84)	$0.29
Diluted Per Share Data:
Net (loss) income	$(0.77)	$0.49
Net realized investment (losses) gains, net of tax	$(0.84)	$0.29

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $535.3 million at March 31, 2018 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2018 was $78.4 million, an increase of $4.1 million compared to the corresponding period in 2017. The increase was primarily due to an increase in premium collections, partially offset by higher paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the first quarter 2018 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2018 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$228,990
Due after one year through two years	115,727
Due after two years through three years	101,193
Due after three years through four years	118,135
Due after four years through five years	100,669
Total due within five years	$664,714

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

The Company has incurred a total of approximately $109 million in losses, before reinsurance benefits, resulting from two catastrophe events that took place in the fourth quarter of 2017, consisting of the Northern California wildfires with approximately $82 million in losses and the Southern California wildfires with approximately $27 million in losses. The impact of these catastrophe losses on the Company's results of operations was significantly mitigated due to the Treaty. The combined loss from these wildfires, net of reinsurance benefits, totaled $20 million, which is the Company's total retention on the two catastrophe events, $10 million each. In addition, the Company recorded a total of approximately $12 million in ceded reinstatement premiums written for reinsurance benefits used up under the Treaty.

Reinsurance benefits of $17 million used for the second catastrophe event, the Southern California wildfires, are not subject to reinstatement. As a result, for the remaining term of the Treaty that runs through June 30, 2018, the Company’s reinsurance benefits available for future covered catastrophe losses under the Treaty are reduced by $17 million on the first layer of the reinsurance treaty, which has a stated coverage limit of $30 million in excess of the Company's $10 million retention. Reinsurance benefits for covered catastrophe losses in excess of $40 million remain fully available for future covered catastrophe losses through the end of the Treaty term.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2018:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,554	$13,351
Municipal securities	2,569,888	2,591,695
Mortgage-backed securities	25,934	26,457
Corporate securities	120,500	120,958
Collateralized loan obligations	126,841	127,528
Other asset-backed securities	49,081	49,143
	2,905,798	2,929,132
Equity securities:
Common stock	393,052	439,401
Non-redeemable preferred stock	34,429	34,320
Private equity fund	1,481	1,450
Private equity fund measured at net asset value (2)	69,668	74,615
	498,630	549,786
Short-term investments	245,571	245,198
Total investments	$3,649,999	$3,724,116
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2018, 68.6% of the Company’s total investment portfolio at fair value and 87.2% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. At March 31, 2018, 81.8% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2018	December 31, 2017

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.1	12.9
including short-term investments	12.1	11.6
Call-adjusted average maturity:
excluding short-term investments	5.2	5.3
including short-term investments	4.8	4.8
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.5	4.4
including short-term investments	4.1	4.0
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2018, consistent with the average rating at December 31, 2017. The Company's municipal bond holdings, 98.5% of which were tax exempt, represented 87.2% of its fixed maturity securities portfolio, at fair value, at March 31, 2018, and are broadly diversified geographically. See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At March 31, 2018, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $54.2 million and $60.3 million, respectively, at fair value, and represented 1.9% and 2.1%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2017, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $48.3 million and $78.6 million, respectively, at fair value, and represented 1.7% and 2.7%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the three months ended March 31, 2018, with 91.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 5.2% and 3.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2018; the downgrades were slight and still within the investment grade portfolio.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2018
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$13,351	$—	$—	$—	$—	$13,351
Total	13,351	—	—	—	—	13,351
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	19,262	144,225	199,812	76,078	22,712	462,089
Uninsured	52,845	690,547	1,113,760	217,790	54,664	2,129,606
Total	72,107	834,772	1,313,572	293,868	77,376	2,591,695
	2.8%	32.2%	50.7%	11.3%	3.0%	100.0%
Mortgage-backed securities:
Commercial	—	10,931	4,197	3,968	—	19,096
Agencies	2,303	—	—	—	—	2,303
Non-agencies:
Prime	—	—	316	70	1,089	1,475
Alt-A	—	—	—	953	2,630	3,583
Total	2,303	10,931	4,513	4,991	3,719	26,457
	8.7%	41.3%	17.1%	18.8%	14.1%	100.0%
Corporate securities:
Basic materials	—	—	—	6,150	2,719	8,869
Communications	—	—	156	5,583	—	5,739
Consumer, cyclical	—	—	343	10,077	5,291	15,711
Consumer, non-cyclical	—	—	306	3,419	121	3,846
Energy	—	—	3,012	14,793	18,000	35,805
Financial	—	440	14,341	20,039	4,930	39,750
Industrial	—	—	157	4,243	—	4,400
Technology	—	—	—	—	—	—
Utilities	—	—	6,138	143	557	6,838
Total	—	440	24,453	64,447	31,618	120,958
	—%	0.4%	20.2%	53.3%	26.1%	100.0%
Collateralized loan obligations:
Corporate	19,971	6,762	100,795	—	—	127,528
Total	19,971	6,762	100,795	—	—	127,528
	15.7%	5.3%	79.0%	—%	—%	100.0%

Other asset-backed securities	21,020	4,392	11,611	10,307	1,813	49,143
	42.8%	8.9%	23.6%	21.0%	3.7%	100.0%
Total	$128,752	$857,297	$1,454,944	$373,613	$114,526	$2,929,132
	4.4%	29.3%	49.6%	12.8%	3.9%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $13.4 million and $13.2 million, or 0.5% and 0.5% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.9 years and 2.1 years at March 31, 2018 and December 31, 2017, respectively.

Municipal Securities

The Company had $2.59 billion and $2.56 billion, or 88.5% and 88.4% of its fixed maturity securities portfolio, at fair value, in municipal securities, $462.1 million and $480.6 million of which were insured, at March 31, 2018 and December 31, 2017, respectively. The underlying ratings for insured municipal securities have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2018 and December 31, 2017.
At March 31, 2018 and December 31, 2017, 63.2% and 62.9%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provided credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2018 and December 31, 2017, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 36.8% and 37.1% of insured municipal securities at March 31, 2018 and December 31, 2017, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.5 years at March 31, 2018 and December 31, 2017.
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
Mortgage-Backed Securities

At March 31, 2018 and December 31, 2017, the mortgage-backed securities portfolio of $26.5 million and $27.2 million, or 0.9% and 0.9%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $3.6 million and $3.8 million, respectively, at fair value ($3.6 million and $3.8 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $19.1 million and $19.3 million at fair value ($18.8 million and $18.8 million at amortized cost) in commercial mortgage-backed securities at March 31, 2018 and December 31, 2017, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at March 31, 2018 and December 31, 2017 was B-, while the weighted-average rating of the entire mortgage-backed securities portfolio was A- at March 31, 2018 and December 31, 2017. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.8 years and 4.9 years at March 31, 2018 and December 31, 2017, respectively.
Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	March 31, 2018	December 31, 2017

	(Amounts in thousands)
Corporate securities at fair value	$120,958	$137,542
Percentage of total fixed maturity securities portfolio	4.1%	4.8%
Modified duration	2.6 years	2.6 years
Weighted-average rating	BBB-	BBB-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	March 31, 2018	December 31, 2017

	(Amounts in thousands)
Collateralized loan obligations at fair value	$127,528	$105,202
Percentage of total fixed maturity securities portfolio	4.4%	3.6%
Modified duration	6.0 years	6.2 years
Weighted-average rating	A+	A+
Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities are as follows:

	March 31, 2018	December 31, 2017

	(Amounts in thousands)
Other asset-backed securities at fair value	$49,143	$53,100
Percentage of total fixed maturity securities portfolio	1.7%	1.8%
Modified duration	1.4 years	1.1 years
Weighted-average rating	AA-	A+

Equity Securities

Equity holdings of $549.8 million and $537.2 million, at fair value, as of March 31, 2018 and December 31, 2017, respectively, consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. The Company had a net loss of $11.9 million and a net gain of $11.5 million due to changes in fair value of the equity securities portfolio for the three months ended March 31, 2018 and 2017, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio during the three months ended March 31, 2018 was the overall decline in the equity markets, while the primary cause for the increase in fair value of the Company's equity securities portfolio during the same period in 2017 was the overall improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2018, 14.8% of the total investment portfolio at fair value was held in equity securities, compared to 14.4% at December 31, 2017.
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

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.2% at March 31, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 26, 2018, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2018.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.56 billion at March 31, 2018, and net premiums written of $3.3 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.10 to 1 at March 31, 2018.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2018, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2017.

The following table presents municipal securities by state in descending order of holdings at fair value at March 31, 2018:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$386,659	AA-
Florida	226,249	A+
California	199,696	A+
Illinois	183,550	A-
Pennsylvania	123,415	A+
Other states	1,472,126	A+
Total	$2,591,695
At March 31, 2018, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 12.8% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2018. 3.6% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at March 31, 2018. 10.2% of the Company’s taxable fixed maturity securities at fair value, representing 1.3% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2018. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At March 31, 2018, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $439.4 million in common stocks, $34.3 million in non-redeemable preferred stocks, and $76.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.8% of total investments at fair value at March 31, 2018. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

	(Amounts in thousands, except average Beta)
Average Beta	0.87	0.88
Hypothetical reduction of 25% in the overall value of the stock market	$95,570	$99,828
Hypothetical reduction of 50% in the overall value of the stock market	$191,140	$199,656

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
The fixed maturity securities portfolio, which represented 78.7% of total investments at March 31, 2018 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.1 years and 4.0 years at March 31, 2018 and December 31, 2017, respectively.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2018 would decrease by $130.7 million and $261.3 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. See also “Overview-C. Regulatory and Legal Matters” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 have not changed in any material respect.

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

MERCURY GENERAL CORPORATION

Date: May 1, 2018	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 1, 2018	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer