Form 10-Q
period 2018-06-30
MERCURY GENERAL CORP
filed 2018-07-31
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 26, 2018, the Registrant had issued and outstanding an aggregate of 55,332,077 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,925,678; $2,823,230)	$2,949,236	$2,892,777
Equity securities (cost $554,647; $474,197)	614,336	537,240
Short-term investments (cost $270,914; $302,693)	270,584	302,711
Total investments	3,834,156	3,732,728
Cash	243,751	291,413
Receivables:
Premium	527,280	474,060
Accrued investment income	45,657	39,368
Other	6,152	6,658
Total receivables	579,089	520,086
Reinsurance recoverables	47,837	56,349
Deferred policy acquisition costs	209,275	198,151
Fixed assets (net of accumulated depreciation $350,007; $340,523)	148,214	145,223
Current income taxes	51,855	61,257
Goodwill	42,796	42,796
Other intangible assets, net	18,256	20,728
Other assets	29,242	32,592
Total assets	$5,204,471	$5,101,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,549,850	$1,510,613
Unearned premiums	1,190,766	1,101,927
Notes payable	371,535	371,335
Accounts payable and accrued expenses	133,293	108,252
Deferred income taxes	8,807	22,932
Other liabilities	240,362	224,877
Total liabilities	3,494,613	3,339,936
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,332; 55,332	97,586	97,523
Retained earnings	1,612,272	1,663,864
Total shareholders’ equity	1,709,858	1,761,387
Total liabilities and shareholders’ equity	$5,204,471	$5,101,323

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$833,959	$797,666	$1,642,043	$1,587,436
Net investment income	34,786	31,901	66,296	63,070
Net realized investment gains (losses)	14,290	21,156	(44,445)	45,616
Other	2,356	2,124	4,681	4,229
Total revenues	885,391	852,847	1,668,575	1,700,351
Expenses:
Losses and loss adjustment expenses	605,547	588,595	1,237,781	1,195,260
Policy acquisition costs	141,520	137,839	282,504	280,438
Other operating expenses	60,822	53,432	126,221	118,620
Interest	4,256	4,229	8,522	6,682
Total expenses	812,145	784,095	1,655,028	1,601,000
Income before income taxes	73,246	68,752	13,547	99,351
Income tax expense (benefit)	13,066	17,119	(4,026)	20,738
Net income	$60,180	$51,633	$17,573	$78,613
Net income per share:
Basic	$1.09	$0.93	$0.32	$1.42
Diluted	$1.09	$0.93	$0.32	$1.42
Weighted average shares outstanding:
Basic	55,332	55,311	55,332	55,304
Diluted	55,335	55,323	55,335	55,318
Dividends paid per share	$0.6250	$0.6225	$1.2500	$1.2450

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,573	$78,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,572	27,525
Net realized investment losses (gains)	44,445	(45,616)
Increase in premiums receivable	(53,220)	(9,929)
Decrease in reinsurance recoverables	8,512	1,419
Changes in current and deferred income taxes	(4,723)	13,674
(Increase) decrease in deferred policy acquisition costs	(11,124)	1,756
Increase in loss and loss adjustment expense reserves	39,237	36,715
Increase in unearned premiums	88,839	19,157
Increase in accounts payable and accrued expenses	25,546	9,068
Share-based compensation	64	56
Other, net	354	42,307
Net cash provided by operating activities	184,075	174,745
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(393,898)	(440,294)
Sales	118,477	65,211
Calls or maturities	155,614	258,782
Equity securities available for sale in nature:
Purchases	(497,459)	(368,896)
Sales	417,663	303,574
Calls	—	7,100
Changes in securities payable and receivable	12,263	(29,674)
Change in short-term investments and purchased options	31,789	96,406
Purchase of fixed assets	(13,148)	(10,557)
Other, net	6,127	1,387
Net cash used in investing activities	(162,572)	(116,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(69,165)	(68,859)
Proceeds from stock options exercised	—	1,171
Net proceeds from issuance of senior notes	—	371,011
Payoff of principal on loan and credit facilities	—	(320,000)
Net cash used in financing activities	(69,165)	(16,677)
Net (decrease) increase in cash	(47,662)	41,107
Cash:
Beginning of the year	291,413	220,318
End of period	$243,751	$261,425
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,250	$1,292
Income taxes paid, net	$697	$7,063

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2018 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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
Earnings per Share

Potentially dilutive securities representing approximately 85,000 and 71,000 shares of common stock were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2018, respectively, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2017.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $141.5 million and $137.8 million for the three months ended June 30, 2018 and 2017, respectively, and $282.5 million and $280.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $23 million and $20 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Company's total revenue from contracts with customers that are in scope of Topic 606 amounted to approximately $15.2 million with related expenses of $10.2 million for the year ended December 31, 2017. This revenue represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers, and accounted for approximately 0.4% of the total consolidated revenue in 2017. The Company's commission income from third-party insurers was approximately $8.3 million and $7.7 million representing approximately 0.5% and 0.5% of the consolidated total revenue, with related expenses of $5.4 million and $5.3 million, for the six months ended June 30, 2018 and 2017, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 13. Segment Information).

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

The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. The commission income receivable at June 30, 2018 and December 31, 2017 was $1.1 million and $1.2 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, rather than for each contract or performance obligation. The estimated policy cancellations and the resulting refund liability are computed using the expected value method based on all relevant information, including historical data. The refund liability at June 30, 2018 and December 31, 2017 was $0.7 million, which was included in other liabilities in the Company's consolidated balance sheets.

As of June 30, 2018 and December 31, 2017, the Company had no contract assets, contract liabilities, or capitalized costs to obtain or fulfill a contract, associated with revenues from contracts with customers.

2. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 will be effective for the Company beginning January 1, 2019. While the Company is in the process of evaluating the impact of ASU 2016-02, it does not expect this ASU to have a material impact on its consolidated financial statements, except for recognizing right-of-use assets and lease liabilities for its operating leases and adding additional required disclosures. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $31.9 million at December 31, 2017.

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

The following table presents the fair values of financial instruments:

	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Assets
Investments	$3,834,156	$3,732,728
Note receivable	5,516	5,565
Liabilities
Total return swap	$1,393	$1,200
Options sold	780	123
Unsecured notes	364,736	385,583
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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2018 and December 31, 2017. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2018 and December 31, 2017, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.

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
Total Return Swap
The fair value of the total return swap reflects the estimated amount that, upon termination of the contract, would be received for selling an asset or paid to transfer a liability in an orderly transaction.
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2018 and December 31, 2017 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities and short-term investments at the time an eligible item is first recognized. In addition, the Company elected to apply the fair value option to the note receivable recognized as part of the sale of land in August 2017. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

Gains or losses due to changes in fair value of financial instruments measured at fair value pursuant to application of the fair value option are included in net realized investment gains or losses in the Company’s consolidated statements of operations.

Interest and dividend income on investment holdings are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s consolidated statements of operations, while interest earned on the note receivable is included in other revenues in the Company’s consolidated statements of operations.

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Amounts in thousands)
Fixed maturity securities	$224	$25,622	$(45,988)	$35,909
Equity securities	8,533	(5,080)	(3,354)	6,462
Short-term investments	44	(267)	(347)	(240)
Total investments	$8,801	$20,275	$(49,689)	$42,131
Note receivable	(8)	—	(49)	—
Total gains (losses)	$8,793	$20,275	$(49,738)	$42,131
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
The Company obtained unadjusted fair values on 98.1% of its investment portfolio from an independent pricing service. For a private equity fund that was classified as Level 3 and included in equity securities at June 30, 2018 and December 31, 2017, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.5 million at June 30, 2018 and December 31, 2017.

Level 1 measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that reasonable fair values are used in pricing the investment portfolio.
U.S. government bonds /Short-term bonds: Valued using unadjusted quoted market prices for identical assets in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $25.3 million and $19.3 million in commercial mortgage-backed securities at June 30, 2018 and December 31, 2017, respectively.
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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at June 30, 2018 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of approximately one to five years from June 30, 2018. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,333	$—	$—	$13,333
Municipal securities	—	2,616,770	—	2,616,770
Mortgage-backed securities	—	32,214	—	32,214
Corporate securities	—	116,401	—	116,401
Collateralized loan obligations	—	135,453	—	135,453
Other asset-backed securities	—	35,065	—	35,065
Total fixed maturity securities	13,333	2,935,903	—	2,949,236
Equity securities:
Common stock	507,504	—	—	507,504
Non-redeemable preferred stock	—	34,343	—	34,343
Private equity fund	—	—	1,450	1,450
Private equity fund measured at net asset value (1)				71,039
Total equity securities	507,504	34,343	1,450	614,336
Short-term investments:
Short-term bonds	29,952	22,714	—	52,666
Money market instruments	217,918	—	—	217,918
Total short-term investments	247,870	22,714	—	270,584
Other assets:
Note receivable	—	5,516	—	5,516
Total assets at fair value	$768,707	$2,998,476	$1,450	$3,839,672
Liabilities
Other liabilities:
Total return swap	$—	$1,393	$—	$1,393
Options sold	780	—	—	780
Total liabilities at fair value	$780	$1,393	$—	$2,173

	December 31, 2017
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,236	$—	$—	$13,236
Municipal securities	—	2,556,532	—	2,556,532
Mortgage-backed securities	—	27,165	—	27,165
Corporate securities	—	137,542	—	137,542
Collateralized loan obligations	—	105,202	—	105,202
Other asset-backed securities	—	53,100	—	53,100
Total fixed maturity securities	13,236	2,879,541	—	2,892,777
Equity securities:
Common stock	429,367	—	—	429,367
Non-redeemable preferred stock	—	34,869	—	34,869
Private equity fund	—	—	1,481	1,481
Private equity fund measured at net asset value (1)				71,523
Total equity securities	429,367	34,869	1,481	537,240
Short-term investments:
Short-term bonds	29,998	2,020	—	32,018
Money market instruments	270,693	—	—	270,693
Total short-term investments	300,691	2,020	—	302,711
Other assets:
Note receivable	—	5,565	—	5,565
Total assets at fair value	$743,294	$2,921,995	$1,481	$3,738,293
Liabilities
Other liabilities:
Total return swap	$—	$1,200	$—	$1,200
Options sold	123	—	—	123
Total liabilities at fair value	$123	$1,200	$—	$1,323
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Funds
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Amounts in thousands)
Beginning balance	$1,450	$9,018	$1,481	$9,068
Realized losses included in earnings	—	(254)	(31)	(304)
Ending balance	$1,450	$8,764	$1,450	$8,764
The amount of total losses for the period included in earnings attributable to assets still held at June 30	$—	$(254)	$(31)	$(304)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2018 and 2017.
At June 30, 2018, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,535	$364,736	$—	$364,736	$—

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,335	$385,583	$—	$385,583	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2018 and December 31, 2017 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $30 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest, which was equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018 and LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, on approximately $111 million and $108 million of underlying obligations as of June 30, 2018 and December 31, 2017, respectively. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020, and the interest rate was changed to LIBOR plus 105 basis points.

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivative Fair Values
	June 30, 2018	December 31, 2017

	(Amount in thousands)
Options sold - Other liabilities	$780	$123
Total return swap - Other liabilities	1,393	1,200
Total derivatives	$2,173	$1,323

	(Losses) Gains Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$(320)	$(1,634)	$280	$(2,654)
Options sold - Net realized investment gains (losses)	2,807	1,005	5,731	1,301
Total	$2,487	$(629)	$6,011	$(1,353)
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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2018 and 2017. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2018 and 2017. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2018:
Customer relationships	$53,035	$(45,698)	$7,337	11
Trade names	15,400	(6,096)	9,304	24
Technology	4,300	(4,085)	215	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,135	$(55,879)	$18,256

As of December 31, 2017:
Customer relationships	$52,890	$(43,617)	$9,273	11
Trade names	15,400	(5,775)	9,625	24
Technology	4,300	(3,870)	430	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$73,990	$(53,262)	$20,728

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2018 and 2017.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.4 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million for the six months ended June 30, 2018 and 2017.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2018:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2018	$2,732
2019	5,035
2020	887
2021	867
2022	844
Thereafter	6,491
Total	$16,856
8. Share-Based Compensation

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of June 30, 2018, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.
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

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. As of June 30, 2018, the Company had 77,250 RSUs and 80,000 stock options granted and outstanding and 4,742,750 shares of common stock available for future grant under the 2015 Plan.

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
As of June 30, 2018, the Company had $0.6 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 3.6 years.

As of June 30, 2018, the Company had the following RSU awards outstanding. These awards were granted to the Company’s senior management and key employees and will vest based upon the Company's performance during the three-year performance period:

Grant year	2016
Three-year performance period ending December 31,	2018
Vesting shares, target (net of forfeited)	77,250
Vesting shares, maximum (net of forfeited)	144,844

In March 2018, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2017, all of the outstanding RSUs granted in 2015 expired unvested because the Company did not meet the minimum three-year performance threshold.
In March 2017, a total of approximately $3.6 million was paid upon vesting of 61,445 RSUs awarded in 2014 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2016.
As of June 30, 2018, 18,500 target RSUs granted in 2016 have been forfeited because the recipients were no longer employed by the Company.
No RSUs were awarded during the six months ended June 30, 2018.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $48,000 increase to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2018. The increase was the result of tax positions taken regarding federal tax credits and state tax apportionment issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date. The Company does not expect any changes in such unrecognized tax benefits to have a significant impact on its consolidated financial statements within the next 12 months.

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

At June 30, 2018, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

During the six months ended June 30, 2018, the Company conducted further analysis of the provisional amounts recorded at December 31, 2017 and did not recognize any adjustments to those amounts. The Company will continue to monitor any additional guidance released by the U.S. Treasury on AMT credits and loss reserve discounting during the measurement period, which may impact the provisional amounts.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2018	2017

	(Amounts in thousands)
Gross reserves at January 1	$1,510,613	$1,290,248
Less reinsurance recoverables on unpaid losses	(64,001)	(13,161)
Net reserves at January 1	1,446,612	1,277,087
Incurred losses and loss adjustment expenses related to:
Current year	1,173,862	1,181,108
Prior years	63,919	14,152
Total incurred losses and loss adjustment expenses	1,237,781	1,195,260
Loss and loss adjustment expense payments related to:
Current year	640,496	685,137
Prior years	540,803	471,973
Total payments	1,181,299	1,157,110
Net reserves at June 30	1,503,094	1,315,237
Reinsurance recoverables on unpaid losses	46,756	11,726
Gross reserves at June 30	$1,549,850	$1,326,963

The increase in the provision for insured events of prior years in 2018 of approximately $63.9 million was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

The increase in the provision for insured events of prior years in 2017 of approximately $14.2 million primarily attributable to higher than estimated California property losses.

For the six months ended June 30, 2018 and 2017, the Company recorded catastrophe losses of approximately $11 million and $40 million, respectively. The 2018 catastrophe losses were primarily due to winter storms and mudslides in California, winter storms in the states along the Atlantic Seaboard, and storms in Texas. The 2017 catastrophe losses were primarily due to severe rainstorms in California, as well as storms and tornadoes in Oklahoma and Texas.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,465	3,665
Total debt				$371,535	$371,335
__________

(1)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.0% at June 30, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 26, 2018, there have been no borrowings under this facility.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.3 million at June 30, 2018, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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
The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$826.2	$7.8	$834.0	$789.0	$8.7	$797.7
Less:
Losses and loss adjustment expenses	601.5	4.0	605.5	584.2	4.4	588.6
Underwriting expenses	198.7	3.8	202.5	187.4	4.0	191.4
Underwriting gain	26.0	—	26.0	17.4	0.3	17.7
Investment income			34.8			31.9
Net realized investment gains			14.3			21.2
Other income			2.4			2.1
Interest expense			(4.3)			(4.2)
Pre-tax income			$73.2			$68.8
Net income			$60.2			$51.6

	Six Months Ended June 30,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,626.4	$15.6	$1,642.0	$1,569.7	$17.7	$1,587.4
Less:
Losses and loss adjustment expenses	1,229.9	7.9	1,237.8	1,186.0	9.3	1,195.3
Underwriting expenses	401.2	7.6	408.8	391.0	7.9	398.9
Underwriting (loss) gain	(4.7)	0.1	(4.6)	(7.3)	0.5	(6.8)
Investment income			66.3			63.1
Net realized investment (losses) gains			(44.4)			45.6
Other income			4.7			4.2
Interest expense			(8.5)			(6.7)
Pre-tax income			$13.5			$99.4
Net income			$17.6			$78.6

The following tables present the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended June 30,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$645.6	$—	$645.6	$617.3	$—	$617.3
Homeowners	112.7	—	112.7	108.3	—	108.3
Commercial automobile	46.7	—	46.7	42.4	—	42.4
Other	21.2	7.8	29.0	21.0	8.7	29.7
Net premiums earned	$826.2	$7.8	$834.0	$789.0	$8.7	$797.7

Private passenger automobile	$666.0	$—	$666.0	$600.1	$—	$600.1
Homeowners	138.0	—	138.0	122.7	—	122.7
Commercial automobile	49.9	—	49.9	45.1	—	45.1
Other	25.5	7.2	32.7	24.2	8.5	32.7
Direct premiums written	$879.4	$7.2	$886.6	$792.1	$8.5	$800.6

	Six Months Ended June 30,
	2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,272.5	$—	$1,272.5	$1,230.5	$—	$1,230.5
Homeowners	220.5	—	220.5	214.0	—	214.0
Commercial automobile	91.6	—	91.6	83.7	—	83.7
Other	41.8	15.6	57.4	41.5	17.7	59.2
Net premiums earned	$1,626.4	$15.6	$1,642.0	$1,569.7	$17.7	$1,587.4

Private passenger automobile	$1,340.0	$—	$1,340.0	$1,239.1	$—	$1,239.1
Homeowners	253.3	—	253.3	226.5	—	226.5
Commercial automobile	99.6	—	99.6	88.1	—	88.1
Other	49.1	13.6	62.7	47.0	14.2	61.2
Direct premiums written	$1,742.0	$13.6	$1,755.6	$1,600.7	$14.2	$1,614.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,162,729	$221,495	$58,129	$57,960	$1,500,313	85.5%
Florida (1)	65,775	6	8,122	88	73,991	4.2%
Other states (2)	111,454	31,827	33,340	4,669	181,290	10.3%
Total	$1,339,958	$253,328	$99,591	$62,717	$1,755,594	100.0%
	76.3%	14.4%	5.7%	3.6%	100.0%

	Six Months Ended June 30, 2017
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,051,078	$194,157	$48,292	$55,441	$1,348,968	83.5%
Florida (1)	74,664	6	10,077	411	85,158	5.3%
Other states (2)	113,406	32,349	29,718	5,271	180,744	11.2%
Total	$1,239,148	$226,512	$88,087	$61,123	$1,614,870	100.0%
	76.7%	14.0%	5.5%	3.8%	100.0%
______________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA,FL,GA,IL,OK,TX	Coordinated Multi-state Financial	2014 to 2017	Fieldwork began in the second quarter of 2018.
CA	Market Conduct Claims	2015	Received final report.
CA	Rating and Underwriting	2014	Fieldwork is completed. Awaiting draft report.
VA	Market Conduct	2014 to 2015	Received final report.
TX	Market Conduct	2016	Fieldwork is completed. Awaiting draft report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.

In January 2018, the California DOI approved a 5.0% rate increase on Mercury Insurance Company's private passenger automobile line of insurance business, which represented approximately 54% of the Company's total net premiums earned for the six months ended June 30, 2018. This rate increase became effective in March 2018.
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
At June 30, 2018 and December 31, 2017, the Company recorded its point estimate of approximately $1.55 billion and $1.51 billion ($1.50 billion and $1.45 billion, net of reinsurance), respectively, in loss reserves, which included approximately $691.6 million and $668.4 million ($673.5 million and $626.7 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2018 and December 31, 2017, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For the six months ended June 30, 2018, the Company reported unfavorable development of approximately $64 million on the 2017 and prior accident years’ loss reserves. The majority of the unfavorable development in 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business. The Company has recently experienced an increase in the number of claims settled for high dollar amounts (over $25,000). The Company believes increased utilization of medical services, including epidural injections and surgical procedures, rising medical costs, an increase in alleged traumatic brain injuries and an aggressive plaintiff's bar have increased the cost to settle claims.
Industry-wide data showed a 10.1% quarterly increase in bodily injury severity in the California personal automobile line of insurance business for the fourth quarter of 2017, compared to a quarterly increase of between 2.0% and 7.1% for the preceding six quarters, followed by a quarterly increase of 5.1% for the first quarter of 2018. The industry severity trend suggests that the drivers of the increasing bodily injury claims costs affecting the Company are also impacting its competitors.
For the six months ended June 30, 2018, the Company recorded catastrophe losses of approximately $11 million, which were primarily attributable to winter storms and mudslides in California, winter storms in the states along the Atlantic Seaboard, and storms in Texas.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At June 30, 2018, 98.1% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes
At June 30, 2018, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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
The Company’s effective income tax rate can be affected by several factors. These generally include tax-exempt investment income, other non-deductible expenses, and periodically, non-routine tax items such as changes in the statutory tax rates and adjustment to unrecognized tax benefits related to tax uncertainties. The principal components of the effective tax rate (benefit) of 29.7% for the first half of 2018 was $66.3 million of net investment income that was taxed at an effective tax rate of approximately 10% and $52.7 million of loss before income taxes and net investment income that generated a tax benefit at an effective tax rate of approximately 20%. This compares to the effective tax rate of 20.9% for the first half of 2017, which consisted of $63.1 million of net investment income that was taxed at an effective rate of approximately 12% and $36.3 million of income before income taxes and net investment income which generated a tax expense at an effective tax rate of approximately 36%. The effective tax rate for net investment income was lower in 2018 due to a change in the corporate tax rate effective January 1, 2018. The effective tax rate (benefit) on income before income taxes was higher for the first half of 2018 compared to the same period in 2017, primarily because loss before income taxes and net investment income, which was taxed at a higher effective rate than net investment income, was significantly larger in magnitude than income before income taxes and net investment income for the same period in 2017.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues

Net premiums earned and net premiums written for the three months ended June 30, 2018 increased 4.5% and 10.1%, respectively, from the corresponding period in 2017. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of private passenger automobile and homeowners policies written in California.

The Company, which predominantly offers six-month personal automobile insurance policies, reintroduced twelve-month personal automobile policies for new business in its largest insurance subsidiary, Mercury Insurance Company (“MIC”), in March 2018. Twelve-month policies are generally sold for twice the price of six-month policies. The Company estimates that the total net premiums written for the three months ended June 30, 2018 increased by approximately $20 million due to the reintroduction of twelve-month policies in MIC, compared to what the total would have been without the reintroduction. There was no material impact to net premiums earned for the three months ended June 30, 2018 resulting from the reintroduction of twelve-month policies.

Net premiums earned included ceded premiums earned of $12.4 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively. Net premiums written included ceded premiums written of $8.3 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively. The increase in ceded premiums earned for the three months ended June 30, 2018 compared to the same period in 2017 resulted mostly from both increased coverage and reinstatement premiums on the catastrophe reinsurance treaty effective July 1, 2017, while the increase in ceded premiums written for the three months ended June 30, 2018 compared to the same period in 2017 resulted mostly from increased coverage on the catastrophe reinsurance treaty effective July 1, 2017.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2018	2017

	(Amounts in thousands)
Net premiums earned	$833,959	$797,666
Change in net unearned premium	44,459	(16)
Net premiums written	$878,418	$797,650
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2018	2017

Loss ratio	72.6%	73.8%
Expense ratio	24.3%	24.0%
Combined ratio	96.9%	97.8%
Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $21 million and $10 million on prior accident years' loss reserves during the second quarter of 2018 and 2017, respectively. The majority of the unfavorable development in the second quarter of 2018 was attributable to higher than estimated California commercial automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business, while the majority of the unfavorable development in the second quarter of 2017 was attributable to higher than estimated California property losses. In addition, the 2018 loss ratio was negatively impacted by approximately $2 million of catastrophe losses, primarily due to rainstorms in California and storms in Texas. The 2017 loss ratio was also negatively impacted by approximately $10 million of catastrophe losses, primarily due to storms and tornadoes in Oklahoma and Texas.
Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2018 increased slightly compared to the same period in 2017, partially due to an increase in advertising expenses.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $13.1 million and $17.1 million for the three months ended June 30, 2018 and 2017, respectively. The $4.1 million decrease in income tax expense was primarily due to a decrease in the federal corporate tax rate from 35% to 21%. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2017.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2018	2017

	(Dollars in thousands)
Average invested assets at cost (1)	$3,715,905	$3,561,717
Net investment income (2)
Before income taxes	$34,786	$31,901
After income taxes	$30,949	$27,991
Average annual yield on investments (2)
Before income taxes	3.7%	3.6%
After income taxes	3.3%	3.1%
Net realized investment gains	$14,290	$21,156
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased largely due to higher average invested assets. Average annual yield on investments before and after income taxes increased, primarily due to yield increases in short-term and floating-rate securities resulting from rising market interest rates. Average annual yield on investments after income taxes for the three months ended June 30, 2018 also benefited modestly from the lower tax rate effective January 1, 2018 applied to taxable investment income.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended June 30, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(812)	$224	$(588)
Equity securities (1)(3)	3,783	8,533	12,316
Short-term investments (1)	39	44	83
Note receivable (1)	—	(8)	(8)
Total return swap	271	(591)	(320)
Options sold	3,390	(583)	2,807
Total	$6,671	$7,619	$14,290

	Three Months Ended June 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(747)	$25,622	$24,875
Equity securities (1)(3)	2,253	(5,080)	(2,827)
Short-term investments (1)	4	(267)	(263)
Total return swaps	(1,315)	(319)	(1,634)
Options sold	911	94	1,005
Total	$1,106	$20,050	$21,156
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The slight increase in fair value of fixed maturity securities for the second quarter of 2018 was primarily due to the overall improvement in the market conditions affecting the Company's fixed maturity securities. The increase in fair value of fixed maturity securities for the second quarter of 2017 was primarily due to improvement in the municipal bond market, combined with decreases in market interest rates.

(3)
The increase in fair value of equity securities for the second quarter of 2018 was primarily due to improvement in the equity markets, while the decrease in fair value of equity securities for the second quarter of 2017 was primarily due to the decline of fair value of the Company's holdings in energy stocks compared to their costs.

Net Income

	Three Months Ended June 30,
	2018	2017

	(Amounts in thousands, except per share data)
Net income	$60,180	$51,633
Basic average shares outstanding	55,332	55,311
Diluted average shares outstanding	55,335	55,323
Basic Per Share Data:
Net income	$1.09	$0.93
Net realized investment gains, net of tax	$0.21	$0.25
Diluted Per Share Data:
Net income	$1.09	$0.93
Net realized investment gains, net of tax	$0.21	$0.25

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues
Net premiums earned and net premiums written for the six months ended June 30, 2018 increased 3.4% and 8.1%, respectively, from the corresponding period in 2017. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of private passenger automobile and homeowners policies written in California.
In addition, as a result of reintroducing twelve-month personal automobile insurance policies for new business in MIC in March 2018, as discussed above, the Company estimates that the total net premiums written for the six months ended June 30, 2018 increased by approximately $23 million, compared to what the total would have been without the reintroduction. There was no material impact to net premiums earned for the six months ended June 30, 2018 resulting from the reintroduction of twelve-month policies.

Net premiums earned included ceded premiums earned of $25.0 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. Net premiums written included ceded premiums written of $16.2 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in ceded premiums earned for the six months ended June 30, 2018 compared to the same period in 2017 resulted mostly from both increased coverage and reinstatement premiums on the catastrophe reinsurance treaty effective July 1, 2017, while the increase in ceded premiums written for the six months ended June 30, 2018 compared to the same period in 2017 resulted mostly from increased coverage on the catastrophe reinsurance treaty effective July 1, 2017.
The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2018	2017

	(Amounts in thousands)
Net premiums earned	$1,642,043	$1,587,436
Change in net unearned premiums	97,642	21,808
Net premiums written	$1,739,685	$1,609,244

Expenses
The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2018	2017

Loss ratio	75.4%	75.3%
Expense ratio	24.9%	25.1%
Combined ratio	100.3%	100.4%
The Company's loss ratio was affected by unfavorable development of approximately $64 million and unfavorable development of approximately $14 million on prior accident years' loss reserves for the first half of 2018 and 2017, respectively. The majority of the unfavorable development for the first half of 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business, while the majority of the unfavorable development for the first half of 2017 resulted from higher than estimated California property losses. The 2018 loss ratio was also negatively impacted by a total of $11 million of catastrophe losses, primarily due to winter storms and mudslides in California, winter storms in the states along the Atlantic Seaboard, and storms in Texas. The 2017 loss ratio was also negatively impacted by a total of $40 million of catastrophe losses, primarily due to severe rainstorms in California, as well as storms and tornadoes in Oklahoma and Texas. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 70.8% and 71.9% for the first half of 2018 and 2017, respectively. The decrease in the loss ratio resulted primarily from premium rate increases on policies.
The expense ratio for the first half of 2018 decreased slightly compared to the same period in 2017. The increase of earned premiums outpaced the expense growth at a slightly higher rate for the six months ended June 30, 2018 due to the recent premium rate increases on policies compared to the same period in 2017.
Income tax (benefit) expense was $(4.0) million and $20.7 million for the six months ended June 30, 2018 and 2017, respectively. The $24.8 million decrease in income tax expense was primarily due to a $85.8 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2017. Also contributing to the decrease in income tax expense was a decrease in the federal corporate tax rate from 35% to 21%.

Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2018	2017

	(Dollars in thousands)
Average invested assets at cost (1)	$3,676,386	$3,532,454
Net investment income (2)
Before income taxes	$66,296	$63,070
After income taxes	$59,345	$55,310
Average annual yield on investments (2)
Before income taxes	3.6%	3.6%
After income taxes	3.2%	3.1%
Net realized investment (losses) gains	$(44,445)	$45,616
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased largely due to higher average invested assets. Average annual yield on investments after income taxes for the six months ended June 30, 2018 benefited modestly from the lower tax rate effective January 1, 2018 applied to taxable investment income.

The following tables present the components of net realized investment gains (losses) included in net income:

	Six Months Ended June 30, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,399)	$(45,988)	$(47,387)
Equity securities (1)(3)	654	(3,354)	(2,700)
Short-term investments (1)	27	(347)	(320)
Note receivable (1)	—	(49)	(49)
Total return swap	473	(193)	280
Options sold	5,753	(22)	5,731
Total	$5,508	$(49,953)	$(44,445)

	Six Months Ended June 30, 2017
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,190)	$35,909	$34,719
Equity securities (1)(3)	6,019	6,462	12,481
Short-term investments (1)	9	(240)	(231)
Total return swaps	(1,027)	(1,627)	(2,654)
Options sold	1,263	38	1,301
Total	$5,074	$40,542	$45,616
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The decrease in fair value of fixed maturity securities for the first half of 2018 was primarily due to increases in market interest rates. The increase in fair value of fixed maturity securities for the first half of 2017 was primarily due to improvement in the municipal bond market, combined with decreases in market interest rates.

(3)
The decrease in fair value of equity securities for the first half of 2018 was primarily due to the decline of fair value of the Company's holdings in energy and consumer stocks compared to their costs. The increase in fair value of equity securities for the first half of 2017 was primarily due to improvement in the equity markets.

Net Income

	Six Months Ended June 30,
	2018	2017

	(Amounts in thousands, except per share data)
Net income	$17,573	$78,613
Basic average shares outstanding	55,332	55,304
Diluted average shares outstanding	55,335	55,318
Basic Per Share Data:
Net income	$0.32	$1.42
Net realized investment (losses) gains, net of tax	$(0.63)	$0.53
Diluted Per Share Data:
Net income	$0.32	$1.42
Net realized investment (losses) gains, net of tax	$(0.63)	$0.53

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $514.3 million at June 30, 2018 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2018 was $184.1 million, an increase of $9.3 million compared to the corresponding period in 2017. The increase was primarily due to an increase in premium collections partially offset by higher paid losses and loss adjustment expenses and operating expenses. The Company utilized the cash provided by operating activities during the first half of 2018 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2018 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$180,611
Due after one year through two years	128,987
Due after two years through three years	92,663
Due after three years through four years	99,984
Due after four years through five years	119,541
Total due within five years	$621,786
B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2019. For the 12 months ending June 30, 2019 and 2018, the Treaty provides $205 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $10 million Company retention limit. The first $190 million of losses above the Company's $10 million retention are covered 100% by the reinsurers. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to $15 million total coverage provided by the reinsurers. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The annual premium for the Treaty is approximately $22 million and $19 million for the 12 months ending June 30, 2019 and 2018, respectively. The increase in the annual premium is primarily due to an increase in reinsurance rates and growth in the Company's homeowners insurance book of business covered by the Treaty. In addition to the annual premium, the Treaty is subject to reinstatement premiums based on the amount of reinsurance benefits paid to the Company, up to the maximum reinstatement premium of approximately $22 million and $19 million if the full amount of benefit is used for the 12 months ending June 30, 2019 and 2018, respectively.

On July 23, 2018, a destructive wildfire, known as the Carr Fire, broke out near the city of Redding in Shasta County of Northern California, destroying over 800 structures based on the latest available public information. The latest claims data reported to the Company include 11 total losses of homes. The total amount of losses incurred to date related to the Carr Fire may approach or exceed the $10 million reinsurance retention limit. The incurred losses and number of claims reported will likely increase as the fire is still burning, and policyholders that were evacuated from the area have not been able to ascertain if their properties have been damaged. Currently, the Company can neither reasonably estimate the amount of total losses related to the Carr Fire nor the range of the amount; however, the Company anticipates that the total losses paid above the Company’s $10 million retention limit will be fully reimbursed under the Treaty effective July 1, 2018, subject to reinstatement premiums.

The Company has incurred a total of approximately $107 million in losses, before reinsurance benefits, resulting from two catastrophe events that took place in the fourth quarter of 2017, consisting of the Northern California wildfires with approximately $80 million in losses and the Southern California wildfires with approximately $27 million in losses. The impact of these catastrophe losses on the Company's results of operations was significantly mitigated due to the Treaty. The combined loss from these wildfires, net of reinsurance benefits, totaled $20 million, which is the Company's total retention on the two catastrophe events, $10 million each. In addition, the Company recorded a total of approximately $11 million in ceded reinstatement premiums written for reinsurance benefits used up under the Treaty.

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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2018:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,553	$13,333
Municipal securities	2,593,263	2,616,770
Mortgage-backed securities	31,838	32,214
Corporate securities	116,464	116,401
Collateralized loan obligations	135,591	135,453
Other asset-backed securities	34,969	35,065
	2,925,678	2,949,236
Equity securities:
Common stock	449,068	507,504
Non-redeemable preferred stock	34,429	34,343
Private equity fund	1,481	1,450
Private equity fund measured at net asset value (2)	69,669	71,039
	554,647	614,336
Short-term investments	270,914	270,584
Total investments	$3,751,239	$3,834,156
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2018, 67.1% of the Company’s total investment portfolio at fair value and 87.2% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. At June 30, 2018, 80.5% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2018	December 31, 2017

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.5	12.9
including short-term investments	12.4	11.6
Call-adjusted average maturity:
excluding short-term investments	5.1	5.3
including short-term investments	4.7	4.8
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.4	4.4
including short-term investments	4.0	4.0
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2018, consistent with the average rating at December 31, 2017. The Company's municipal bond holdings of which 98.3% were tax exempt, represented 87.2% of its fixed maturity securities portfolio at June 30, 2018, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2018, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $54.1 million and $77.7 million, respectively, at fair value, and represented 1.8% and 2.6%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2017, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $48.3 million and 78.6 million, respectively, at fair value, and represented 1.7% and 2.7%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the six months ended June 30, 2018, with 94.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 3.5% and 2.3% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the first half of 2018; the downgrades were slight and still within the investment grade portfolio.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2018
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$13,333	$—	$—	$—	$—	$13,333
Total	13,333	—	—	—	—	13,333
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	25,212	144,219	175,037	75,814	15,661	435,943
Uninsured	53,333	703,932	1,121,011	223,212	79,339	2,180,827
Total	78,545	848,151	1,296,048	299,026	95,000	2,616,770
	3.0%	32.5%	49.4%	11.5%	3.6%	100.0%
Mortgage-backed securities:
Commercial	5,841	10,379	5,159	3,916	—	25,295
Agencies	2,136	—	—	—	—	2,136
Non-agencies:
Prime	—	—	301	62	969	1,332
Alt-A	—	826	—	105	2,520	3,451
Total	7,977	11,205	5,460	4,083	3,489	32,214
	24.9%	34.7%	16.9%	12.7%	10.8%	100.0%
Corporate securities:
Basic materials	—	—	—	4,049	2,691	6,740
Communications	—	—	328	494	—	822
Consumer, cyclical	—	—	343	11,969	5,347	17,659
Consumer, non-cyclical	—	—	580	3,410	122	4,112
Energy	—	—	2,971	14,638	17,856	35,465
Financial	—	441	15,259	19,868	4,900	40,468
Industrial	—	—	157	4,212	—	4,369
Technology	—	—	—	—	—	—
Utilities	—	—	6,068	140	558	6,766
Total	—	441	25,706	58,780	31,474	116,401
	—%	0.4%	22.1%	50.5%	27.0%	100.0%
Collateralized loan obligations:
Corporate	20,876	7,744	106,833	—	—	135,453
Total	20,876	7,744	106,833	—	—	135,453
	15.3%	5.7%	79.0%	—%	—%	100.0%

Other asset-backed securities	14,766	—	8,158	10,335	1,806	35,065
	42.1%	—%	23.2%	29.5%	5.2%	100.0%
Total	$135,497	$867,541	$1,442,205	$372,224	$131,769	$2,949,236
	4.6%	29.4%	48.9%	12.6%	4.5%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $13.3 million and $13.2 million, or 0.5% and 0.5% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.7 years and 2.1 years at June 30, 2018 and December 31, 2017, respectively.

Municipal Securities

The Company had $2.62 billion and $2.56 billion, or 88.7% and 88.4% of its fixed maturity securities portfolio, at fair value, in municipal securities, $435.9 million and $480.6 million of which were insured, at June 30, 2018 and December 31, 2017, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2018 and December 31, 2017.
At June 30, 2018 and December 31, 2017, 60.1% and 62.9%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2018 and December 31, 2017, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 39.9% and 37.1% of insured municipal securities at June 30, 2018 and December 31, 2017, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.4 years and 4.5 years at June 30, 2018 and December 31, 2017.
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
Mortgage-Backed Securities

At June 30, 2018 and December 31, 2017, the mortgage-backed securities portfolio of $32.2 million and $27.2 million, or 1.1% and 0.9%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $3.5 million and $3.8 million , respectively, at fair value ($3.5 million and $3.8 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $25.3 million and $19.3 million at fair value ($25.1 million and $18.8 million at amortized cost) in commercial mortgage-backed securities at June 30, 2018 and December 31, 2017, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at June 30, 2018 and December 31, 2017 was B+ and B-, respectively, while the weighted-average rating of the entire mortgage-backed securities portfolio was A+ and A- at June 30, 2018 and December 31, 2017, respectively. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.7 years and 4.9 years at June 30, 2018 and December 31, 2017, respectively.
Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Corporate securities at fair value	$116,401	$137,542
Percentage of total fixed maturity securities portfolio	3.9%	4.8%
Modified duration	2.6 years	2.6 years
Weighted-average rating	BBB-	BBB-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Collateralized loan obligations at fair value	$135,453	$105,202
Percentage of total fixed maturity securities portfolio	4.6%	3.6%
Modified duration	5.9 years	6.2 years
Weighted-average rating	A+	A+
Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities are as follows:

	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Other asset-backed securities at fair value	$35,065	$53,100
Percentage of total fixed maturity securities portfolio	1.2%	1.8%
Modified duration	1.2 years	1.1 years
Weighted-average rating	A+	A+

Equity Securities

Equity holdings of $614.3 million and $537.2 million at fair value, as of June 30, 2018 and December 31, 2017, respectively, consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. The Company had a net loss of $3.4 million and a net gain of $6.5 million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2018 and 2017, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2018 was the decline of fair value of the Company's holdings in energy and consumer stocks compared to their costs, while the primary cause for the increase in fair value of the Company's equity securities portfolio for the same period in 2017 was the overall improvement in the equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2018, 16.0% of the total investment portfolio at fair value was held in equity securities, compared to 14.4% at December 31, 2017.
D. Debt

On March 8, 2017, the Company paid off the total outstanding balance of $320 million under the existing loan and credit facility agreements with the proceeds from its public offering of $375 million of senior notes, and terminated the agreements.

On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company with a 4.40% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.0% at June 30, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 26, 2018, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2018.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.57 billion at June 30, 2018, and net premiums written of $3.3 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.13 to 1 at June 30, 2018.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2018, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2017.

The following table presents municipal securities by state in descending order of holdings at fair value at June 30, 2018:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$414,144	AA-
Florida	233,579	A+
Illinois	204,757	A-
California	152,431	A+
Pennsylvania	128,629	A+
Other states	1,483,230	A+
Total	$2,616,770
At June 30, 2018, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 12.8% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2018. 3.5% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at June 30, 2018. 7.9% of the Company’s taxable fixed maturity securities at fair value, representing 1.0% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2018. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At June 30, 2018, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $507.5 million in common stocks, $34.3 million in non-redeemable preferred stocks, and $72.5 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 13.2% of total investments at fair value at June 30, 2018. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

	(Amounts in thousands, except average Beta)
Average Beta	0.85	0.88
Hypothetical reduction of 25% in the overall value of the stock market	$107,845	$99,828
Hypothetical reduction of 50% in the overall value of the stock market	$215,690	$199,656

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
The fixed maturity securities portfolio, which represented 76.9% of total investments at June 30, 2018 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.0 years at June 30, 2018 and December 31, 2017.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2018 would decrease by $128.4 million or $256.8 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

As previously announced in the Company's Current Report on Form 8-K filed on May 2, 2018, Mr. Allan Lubitz, the Senior Vice President and Chief Information Officer of the Company, resigned from his role and as an employee of the Company, effective May 1, 2018. On May 16, 2018, a Separation Agreement and General Release (the "Agreement") was entered into by and between Mr. Lubitz and Mercury Insurance Services, LLC, a subsidiary of the Company, on behalf of the Company. The Agreement became effective on May 24, 2018 and sets forth the terms and conditions of Mr. Allan's departure from the Company. The full text of the Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

10.1*	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MERCURY GENERAL CORPORATION

Date: July 31, 2018	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: July 31, 2018	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer