Form 10-K
period 2018-12-31
MERCURY GENERAL CORP
filed 2019-02-13
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2018 was $1,242,701,986 (which represents 27,276,163 shares of common equity held by non-affiliates multiplied by $45.56, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).
At February 7, 2019, the registrant had issued and outstanding an aggregate of 55,340,077 shares of its Common Stock.
____________________________
Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2018, 2017 and 2016 by state and line of insurance business were:

Year Ended December 31, 2018
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,346,403	$458,065	$120,234	$114,838	$3,039,540	85.6%
Florida (1)	126,756	7	14,149	114	141,026	4.0%
Other states (2)	230,417	66,838	64,069	9,027	370,351	10.4%
Total	$2,703,576	$524,910	$198,452	$123,979	$3,550,917	100.0%
	76.1%	14.8%	5.6%	3.5%	100.0%

Year Ended December 31, 2017
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,117,882	$404,645	$102,204	$109,779	$2,734,510	84.1%
Florida (1)	140,288	4	17,089	680	158,061	4.9%
Other states (2)	221,871	65,269	58,939	10,282	356,361	11.0%
Total	$2,480,041	$469,918	$178,232	$120,741	$3,248,932	100.0%
	76.3%	14.5%	5.5%	3.7%	100.0%

Year Ended December 31, 2016
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,059,459	$369,407	$86,981	$104,854	$2,620,701	82.6%
Florida (1)	154,593	9	24,973	1,067	180,642	5.7%
Other states (2)	238,651	67,481	54,112	10,310	370,554	11.7%
Total	$2,452,703	$436,897	$166,066	$116,231	$3,171,897	100.0%
	77.3%	13.8%	5.2%	3.7%	100.0%
_____________

(1)	The Company is writing and expects to continue writing nominal premiums in the Florida homeowners market.

(2)	No individual state accounts for more than 4% of total direct premiums written.

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

Available Information

The Company’s website address is www.mercuryinsurance.com. The Company's website address is not intended to function as a hyperlink and the information contained on the Company’s website is not, and should not be considered part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company makes available on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such periodic reports and proxy statements (the "SEC Reports") filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer, Mercury General Corporation, 4484 Wilshire Boulevard, Los Angeles, California 90010. The SEC maintains a website at www.sec.gov that contains the SEC Reports that the Company has filed or furnished electronically with the SEC.

Organization
Mercury General, an insurance holding company, is the parent of Mercury Casualty Company, a California automobile insurer founded in 1961 by George Joseph, the Company’s Chairman of the Board of Directors.

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	Non-rated	CA
Mercury Insurance Company of Illinois	1989	A	IL
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
Mercury National Insurance Company	1991	A	IL
American Mercury Insurance Company	1996	A-	OK, GA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A	FL
Mercury Indemnity Company of America	2001	A	FL, NJ
Workmen’s Auto Insurance Company ("WAIC")(1)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
_____________

(1)	The term "California Companies" refers to MCC, MIC, CAIC, CGU, and WAIC.

Production and Servicing of Business
The Company sells its policies through approximately 10,160 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Excluding AIS and PoliSeek, independent agents collectively accounted for approximately 86% of the Company's direct premiums written in 2018 and no single independent agent accounted for more than 1% of the Company’s direct premiums written during the last three years. Approximately 2,050 of the independent agents are located in California and approximately 1,458 are located in Florida. The independent agents are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. AIS and PoliSeek represented the Company as independent agents prior to their acquisition in 2009, and continue to act as independent agents selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2018 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2018, the Company incurred approximately $41 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 85% of all California voluntary private passenger automobile policies-in-force at December 31, 2018, while higher risk categories accounted for approximately 15%. The private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averages approximately 96%.

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
The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,510,613	$1,290,248	$1,146,688
Less reinsurance recoverables on unpaid losses	(64,001)	(13,161)	(14,253)
Net reserves at January 1(1)	1,446,612	1,277,087	1,132,435
Incurred losses and loss adjustment expenses related to:
Current year	2,483,693	2,390,453	2,269,769
Prior years	93,096	54,431	85,369
Total incurred losses and loss adjustment expenses	2,576,789	2,444,884	2,355,138
Loss and loss adjustment expense payments related to:
Current year	1,543,828	1,550,789	1,508,362
Prior years	831,020	724,570	702,124
Total payments	2,374,848	2,275,359	2,210,486
Net reserves at December 31(1)	1,648,553	1,446,612	1,277,087
Reinsurance recoverables on unpaid losses	180,859	64,001	13,161
Gross reserves at December 31(1)	$1,829,412	$1,510,613	$1,290,248
_____________

(1)
Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The increase in the provision for insured events of prior years in 2018 of approximately $93.1 million primarily resulted from higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

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

The Company experienced estimated pre-tax catastrophe losses and loss adjustment expenses of approximately $289 million ($67 million, net of reinsurance benefits), $168 million ($79 million, net of reinsurance benefits), and $27 million in 2018, 2017, and 2016, respectively. There were no reinsurance benefits used for catastrophe losses in 2016. The losses in 2018 primarily resulted from wildfires in Northern and Southern California and weather-related catastrophes across several states. The losses in 2017 primarily resulted from wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia. The losses in 2016 primarily resulted from severe storms outside of California and rainstorms in California.

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
The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. Although the Insurance Companies’ ratios include lines of insurance business other than private passenger automobile that accounted for 23.9% of direct premiums written in 2018, the Company believes its ratios can be compared to the industry ratios.

	Year Ended December 31,
	2018		2017	2016	2015	2014
Loss ratio	76.6%		76.6%	75.3%	72.6%	71.0%
Expense ratio	24.5%		25.3%	25.7%	26.7%	27.7%
Combined ratio	101.0%	(2)	101.9%	101.0%	99.3%	98.8%	(2)
Industry combined ratio (all writers)(1)	N/A		102.2%	106.0%	104.1%	101.9%
Industry combined ratio (excluding direct writers)(1)	N/A		99.9%	99.7%	100.2%	99.8%
____________

(1)	Source: A.M. Best, Aggregates & Averages (2014 through 2017), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratios for 2018 and 2014 do not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except ratios)
Net premiums written	$3,495,633	$3,215,910	$3,155,788	$2,999,392	$2,840,922
Policyholders’ surplus	$1,471,547	$1,589,226	$1,441,571	$1,451,950	$1,438,281
Ratio	2.4 to 1	2.0 to 1	2.2 to 1	2.1 to 1	2.0 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2018.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2018		2017		2016
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$424,945	$419,352	$356,018	$359,240	$373,335	$375,495
Tax-exempt state and municipal bonds	2,544,596	2,565,809	2,467,212	2,533,537	2,422,075	2,439,058
Total fixed maturities	2,969,541	2,985,161	2,823,230	2,892,777	2,795,410	2,814,553
Equity securities	544,082	529,631	474,197	537,240	331,770	357,327
Short-term investments	254,518	253,299	302,693	302,711	375,700	375,680
Total investments	$3,768,141	$3,768,091	$3,600,120	$3,732,728	$3,502,880	$3,547,560
__________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2018	2017	2016	2015	2014
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$3,740,497	$3,582,122	$3,390,769	$3,293,948	$3,204,592
Net investment income(3)
Before income taxes	$135,838	$124,930	$121,871	$126,299	$125,723
After income taxes	$121,476	$109,243	$107,140	$110,382	$111,456
Average annual yield on investments(3)
Before income taxes	3.6%	3.5%	3.6%	3.8%	3.9%
After income taxes	3.3%	3.1%	3.2%	3.4%	3.5%
Net realized investment (losses) gains after income taxes	$(105,481)	$54,373	$(22,266)	$(54,474)	$52,770
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)	At December 31, 2018, fixed maturity securities with call features totaled $2.7 billion at fair value and amortized cost.

(3)
During 2018, net investment income before and after income taxes increased primarily due to higher average invested assets combined with rising market interest rates. Average annual yield on investments before and after income taxes increased primarily due to yield increases in short-term and floating-rate securities resulting from rising market interest rates. Net investment income and average annual yield on investments after income taxes also benefited modestly from the lower tax rate effective January 1, 2018 applied to taxable investment income.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2017, the Company was the sixth largest writer of private passenger automobile insurance in California and the sixteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance industry is in a hard market with carriers generally raising rates, although this also depends on individual state profitability and the carriers’ growth appetite.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2019. For the 12 months ending June 30, 2019 and 2018, the Treaty provides $205 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $10 million Company retention limit. The first $190 million of losses above the Company's $10 million retention are covered 100% by the reinsurers. Losses above $200 million are shared pro-rata with 5% coverage by the reinsurers and 95% retention by the Company, up to $15 million total coverage provided by the reinsurers. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The annual premium for the Treaty is approximately $22 million for the 12 months ending June 30, 2019, as compared to $19 million for the 12 months ended June 30, 2018. The increase in the annual premium primarily resulted from an increase in reinsurance rates and growth in the Company's homeowners insurance book of business covered by the Treaty. In addition to the annual premium, the Treaty is subject to reinstatement premiums based on the amount of reinsurance benefits paid to the Company, up to the maximum reinstatement premium of approximately $22 million and $19 million if the full amount of benefit is used for the 12 months ending June 30, 2019 and 2018, respectively. The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

Two major catastrophe events that occurred in the fourth quarter of 2018, the Camp Fire in Northern California and the Woolsey Fire in Southern California, caused approximately $206 million and $43 million, respectively, in losses to the Company, before reinsurance benefits. The combined loss to the Company from these two events, net of reinsurance benefits, totaled approximately $37 million, representing $20 million for the Company's initial reinsurance retention for the two catastrophe events, $10 million for each event, approximately $11 million Company retention from the first layer of reinstated reinsurance limit previously used up, and approximately $6 million Company retention on the Camp Fire losses in excess of $200 million. The Company recorded a total of approximately $18 million in ceded reinstatement premiums written and $5 million in ceded reinstatement premiums earned in 2018 for reinstatement of the reinsurance benefits used under the Treaty related to these two catastrophe events.

The Company incurred a total of approximately $21 million in losses, before reinsurance benefits, resulting from a wildfire, known as the Carr Fire, that occurred in Shasta County of Northern California in the third quarter of 2018. The loss to the Company, net of reinsurance benefits, was $10 million, which is the Company's retention on the catastrophe event. The Company recorded approximately $3 million in ceded reinstatement premiums written and $1 million in ceded reinstatement premiums earned in 2018 for reinstatement of the reinsurance benefits used under the Treaty related to this catastrophe event.

As a result of reinsurance benefits used for the catastrophes described above under the Treaty ending June 30, 2019, the Company has exhausted the reinstated limit on the first layer ($30 million limit in excess of $10 million retention) of the Treaty, and a second reinstatement is not available under the current terms of the Treaty. Should there be another major catastrophe event within the Treaty period ending June 30, 2019, the Company would retain the first $10 million of losses, retain the following $30 million of losses reflecting that the reinstated first layer limit has been used up, and have available approximately $57 million in reinsurance coverage for losses above $40 million up to $100 million, 100% reinsurance coverage for losses above $100 million up to $200 million and 5% reinsurance coverage for losses above $200 million up to $500 million.

In addition, the Company incurred a total of approximately $109 million in losses, before reinsurance benefits, resulting from two catastrophe events that took place in the fourth quarter of 2017, consisting of the Northern California wildfires with approximately $83 million in losses and the Southern California wildfires with approximately $26 million in losses. The combined losses from these wildfires, net of reinsurance benefits, totaled $20 million, which is the Company's total retention on the two catastrophe events, $10 million for each event. The Company recorded a total of approximately $12 million in ceded reinstatement premiums written in 2017 for reinstatement of the reinsurance benefits used under the Treaty ended June 30, 2018 related to these two catastrophe events, of which $3 million and $9 million were recognized as ceded reinstatement premiums earned in 2017 and 2018, respectively.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $120,000 and $69,000 to officeholders and candidates in 2018 and 2017, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2018, 2017 and 2016, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2018. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2018.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at August 7, 2018, the most recent date at which information was available, was $68.3 million. There was no assessment made in 2018.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2018 in other states.

Holding Company Act
The California Companies are subject to California DOI regulation pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The California DOI may examine the affairs of each of the California Companies at any time. The Holding Company Act requires disclosure of any material transactions among affiliates within a holding company system. Some transactions require advance notice and may not be made if the California DOI disapproves the transaction within 30 days after notice. Such transactions include, but are not limited to, extraordinary dividends; management agreements, service contracts, and cost-sharing arrangements, and modifications thereto; all guarantees that are not quantifiable, or, if quantifiable, exceed the lesser of one-half of 1% of admitted assets or 10% of policyholders’ surplus as of the preceding December 31; derivative transactions or series of derivative transactions; reinsurance agreements or modifications thereto in which the reinsurance premium or a change in the insurer’s liabilities equals or exceeds 5% of the policyholders’ surplus as of the preceding December 31; sales, purchases, exchanges, loans, and extensions of credit; and investments, in the net aggregate, involving more than the lesser of 3% of the respective California Companies’ admitted assets or 25% of statutory surplus as regards policyholders as of the preceding December 31. An extraordinary dividend is a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory policyholders’ surplus as of the preceding December 31 or the insurance company’s statutory net income for the preceding calendar year. The Holding Company Act also requires filing of an annual enterprise risk report identifying the material risks within the insurance holding company system.

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2018, the Insurance Companies are permitted to pay in 2019, without obtaining DOI approval for extraordinary dividends, $145 million in dividends to Mercury General, of which $116 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by the Proposition, make them difficult to insure in the voluntary market. In 2018, assigned risks represented less than 0.1% of total automobile direct premiums written and less than 0.1% of total automobile direct premium earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Executive Officers of the Company
The following table presents certain information concerning the executive officers of the Company as of February 7, 2019:

Name	Age	Position
George Joseph	97	Chairman of the Board
Gabriel Tirador	54	President and Chief Executive Officer
Theodore R. Stalick	55	Senior Vice President and Chief Financial Officer
Christopher Graves	53	Vice President and Chief Investment Officer
Abby Hosseini	59	Vice President and Chief Information Officer
Victor G. Joseph	32	Vice President and Chief Underwriting Officer
Brandt N. Minnich	52	Vice President and Chief Marketing Officer
Randall R. Petro	55	Vice President and Chief Claims Officer
Heidi C. Sullivan	50	Vice President and Chief Human Capital Officer
Erik Thompson	50	Vice President, Advertising and Public Relations
Charles Toney	57	Vice President and Chief Actuary
Judy A. Walters	72	Vice President, Corporate Affairs and Secretary

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

Mr. Hosseini, Vice President and Chief Information Officer, has been employed by the Company since 2008. He served as the Company's Chief Technology Officer for nine years and was appointed Vice President and Chief Information Officer in May 2018. Prior to 2008, he held various leadership positions in information technology, including Senior Vice President, Chief Technology Officer and Chief Information Officer at Option One, Inc. and Senior Vice President and Chief Information Officer at PeopleSupport, Inc.

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
For the year ended December 31, 2018, the Company generated approximately 85% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

In four of the states in which it operates, including California, the Company must obtain the DOI’s prior approval of insurance rates charged to its customers, including any increases in those rates. If the Company is unable to receive approval of the rate changes it requests, or if such approval is delayed, the Company’s ability to operate its business in a profitable manner may be limited and its financial condition, results of operations, and liquidity may be adversely affected. Additionally, in California, the law allows for consumer groups to intervene in rate filings, which frequently causes delays in rate approvals and implementation of rate changes and can impact the rate that is ultimately approved.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies with sufficient operating history as either A (Excellent) or A- (Excellent). On December 12, 2018, A.M. Best downgraded the Financial Strength Rating ("FSR") of the Company's A+ rated entities to A (Excellent) with Stable outlook from A+ (Superior) with Negative outlook, and affirmed the FSR of A- (Excellent) with Stable outlook for the Company's A- rated entities. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, California General Underwriters Insurance Company, Inc. and Workmen's Auto Insurance Company, are not rated by A.M. Best and the rating is not critical to the type of business they produce.

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
At December 31, 2018, approximately 68% of the Company’s total investment portfolio at fair value and approximately 86% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through approximately 10,160 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

The Company’s expansion plans may adversely affect its future profitability.
The Company intends to continue to expand its operations in several of the states in which the Company has operations and may expand into states in which it has not yet begun operations. The intended expansion will necessitate increased expenditures. The Company intends to fund these expenditures out of cash flows from operations. The expansion may not occur, or if it does occur, may not be successful in providing increased revenues or profitability. If the Company’s cash flows from operations are insufficient to cover the costs of the expansion, or if the expansion does not provide the benefits anticipated, the Company’s financial condition, results of operations, and ability to grow its business may be harmed.

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
At December 31, 2018, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $16 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 76% of the Company’s direct premiums written for the year ended December 31, 2018 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. Certain institutional investors also each own approximately between 2% and 5% of the Company's common stock. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

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

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2018
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	162,000	51%
Oklahoma City, OK	Administrative	100,000	25%

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

Market Information
The shares of the Company's common stock are listed and traded on the New York Stock Exchange (trading symbol: MCY).
The closing price of the Company’s common stock on February 7, 2019 was $53.35.
Holders
As of February 7, 2019, there were approximately 111 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2018, the Insurance Companies are permitted to pay in 2019, without obtaining DOI approval for extraordinary dividends, $145 million in dividends to Mercury General, of which $116 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 12. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2013 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

	2013	2014	2015	2016	2017	2018
Mercury General	$100.00	$119.91	$103.35	$139.80	$129.70	$131.88
Industry Peer Group	100.00	121.90	115.77	139.73	169.53	170.52
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.32

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
None.

Item 6.	Selected Financial Data
The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2018	2017	2016	2015	2014
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$3,368,411	$3,195,437	$3,131,773	$2,957,897	$2,796,195
Net investment income	135,838	124,930	121,871	126,299	125,723
Net realized investment (losses) gains	(133,520)	83,650	(34,255)	(83,807)	81,184
Other	9,275	11,945	8,294	8,911	8,671
Total revenues	3,380,004	3,415,962	3,227,683	3,009,300	3,011,773
Losses and loss adjustment expenses	2,576,789	2,444,884	2,355,138	2,145,495	1,986,122
Policy acquisition costs	572,164	555,350	562,545	539,231	526,208
Other operating expenses	244,630	233,475	235,314	250,839	249,381
Interest	17,036	15,168	3,962	3,168	2,637
Total expenses	3,410,619	3,248,877	3,156,959	2,938,733	2,764,348
(Loss) income before income taxes	(30,615)	167,085	70,724	70,567	247,425
Income tax (benefit) expense	(24,887)	22,208	(2,320)	(3,912)	69,476
Net (loss) income	$(5,728)	$144,877	$73,044	$74,479	$177,949
Per Share Data:
Basic (loss) earnings per share	$(0.10)	$2.62	$1.32	$1.35	$3.23
Diluted (loss) earnings per share	$(0.10)	$2.62	$1.32	$1.35	$3.23
Dividends paid per share	$2.5025	$2.4925	$2.4825	$2.4725	$2.4625

	December 31,
	2018	2017	2016	2015	2014
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$3,768,091	$3,732,728	$3,547,560	$3,380,642	$3,403,822
Total assets	5,433,729	5,101,323	4,788,718	4,628,645	4,600,289
Loss and loss adjustment expense reserves	1,829,412	1,510,613	1,290,248	1,146,688	1,091,797
Unearned premiums	1,236,181	1,101,927	1,074,437	1,049,314	999,798
Notes payable	371,734	371,335	320,000	290,000	290,000
Shareholders’ equity	1,617,684	1,761,387	1,752,402	1,820,885	1,875,446
Book value per share	29.23	31.83	31.70	33.01	34.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 76% of the $3.6 billion of the Company’s direct premiums written in 2018, and approximately 87% of the private passenger automobile premiums were written in California.

The Company was unable to profitably grow its business in Michigan and Pennsylvania since it began writing insurance in those states in 2004. Michigan and Pennsylvania combined net premiums earned were $15.4 million and $18.6 million in 2015 and 2014, respectively, and combined ratios were 137% and 130% in 2015 and 2014, respectively. During the second quarter of 2016, the Company implemented an exit plan to focus resources on other states with better opportunities for sustainable growth, and with the approval of the regulators in Michigan and Pennsylvania, the Company ceased accepting new business in those states in May 2016. The Company has substantially completed the run-off of its Michigan and Pennsylvania operations in 2017, and a limited number of claims remained open at December 31, 2018.

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

2018 Financial Performance Summary
The Company’s net (loss) for the year ended December 31, 2018 was $(5.7) million, or $(0.10) per diluted share, compared to net income of $144.9 million, or $2.62 per diluted share, for the same period in 2017. Included in net (loss) income was $135.8 million of pre-tax investment income that was generated during 2018 on a portfolio of $3.8 billion, at fair value, at December 31, 2018, compared to $124.9 million of pre-tax investment income that was generated during 2017 on a portfolio of $3.7 billion, at fair value, at December 31, 2017. Also included in net (loss) income were pre-tax net realized investment (losses) gains of $(133.5) million and $83.7 million in 2018 and 2017, respectively, and pre-tax catastrophe losses, net of reinsurance benefits and related reinstatement premiums earned, of approximately $82.0 million and $81.6 million in 2018 and 2017, respectively.

During 2018, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $383 million and $341 million in 2018 and 2017, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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

•
Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. Loss frequency trends are affected by many factors such as fuel prices, the economy, the prevalence of distracted driving, and collision avoidance and other technology in vehicles.

•
Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard market conditions. The Company believes that the automobile insurance industry is in a hard market with carriers generally raising rates, although this also depends on individual state profitability and the carriers’ growth appetite.

Technology
The Company implemented Guidewire’s InsuranceSuite in 2010, which is a widely adopted industry software leader. Over the past several years, InsuranceSuite has been deployed in most of the states and lines of business in which the Company operates. Throughout 2018, there have been numerous enhancements to the Company's information technology platforms to enhance user experience and improve cross-selling abilities across different distribution channels. In addition, the Company implemented AgentCenter, its enhanced agency portal, and a technology system enabling direct-to-consumer sale of homeowners insurance in 2018. The Company will continue to invest in improving user experiences with its information technology platforms.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2018, the Company implemented rate changes in eleven states. In California, the following rate increases were approved by the California DOI for lines of business that exceeded 5% of the Company's total net premiums earned in 2018:

▪
In January 2019, the California DOI approved a 6.9% rate increase on CAIC's private passenger automobile line of insurance business, which represented approximately 13% of the Company's total net premiums earned in 2018. The Company expects to implement this rate increase in March 2019.

▪
In January 2018, the California DOI approved a 5.0% rate increase on MIC's private passenger automobile line of insurance business, which represented approximately 53% of the Company's total net premiums earned in 2018. This rate increase became effective in March 2018.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.6 million at December 31, 2018, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	38%	13%
BI claims closed one year after the accident year reported	77%	51%
BI claims closed two years after the accident year reported	93%	79%
BI claims closed three years after the accident year reported	98%	90%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $4,000 to $5,000 on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $10,000 to $16,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. Consequently, there is generally a decreasing likelihood of loss reserve development on any particular accident year, as those periods age. At December 31, 2018, the accident years that are most likely to develop are the 2016 through 2018 accident years; however, it is possible that older accident years could develop as well.

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

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 8%, and 6% for 2018, 2017, and 2016 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2014 through 2018, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	1.4%	(5.1)%
Second preceding accident year	7.5%	(3.1)%
Third preceding accident year	5.2%	(2.9)%

The following table presents the effects on the California automobile BI loss reserves for the 2018, 2017, and 2016 accident years based on possible variations in the severity recorded; however, the variation could be more or less than these amounts.

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected		Actual Recorded Severity at 12/31/2018		Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 10% for 2018, 8% for 2017, and 6% for 2016	(B) Pro-forma severity if actual severity is higher by 10% for 2018, 8% for 2017, and 6% for 2016	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2018	29,073	(2)	$15,571	(2)	12.9%	(2)	$14,014	$17,128	$45,267,000	$(45,267,000)
2017	28,659	(2)	$13,790	(2)	13.6%	(2)	$12,687	$14,893	$31,611,000	$(31,611,000)
2016	29,502	(2)	$12,140	(2)	10.4%	(2)	$11,412	$12,868	$21,477,000	$(21,477,000)
2015	32,136		$10,992		—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)									$98,355,000	$(98,355,000)
___________

(1)	Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.

(2)
During 2016, the Company implemented a claims strategy that reduced the number of small dollar settlements offered shortly after the claims were reported. This strategy reduced the total number of claims expected, which had the effect of increasing the actual recorded severity across the total claims population. There were fewer small dollar claims in the calculation of actual recorded severity for the 2016 through 2018 accident years compared to prior accident years. Consequently, the implied inflation rate recorded for these years are skewed upward due to this strategy change.

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

At December 31, 2018, there were 26,978 California automobile BI claims reported for the 2018 accident year and the Company estimates that these are expected to ultimately grow by approximately 7.8%. The Company believes that while actual development in recent years has ranged approximately from 3% to 5%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim count within the broader possible range at December 31, 2018:
California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2018 Accident Year	Claims Reported	Amount Recorded at 12/31/2018 at Approximately 7.8% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	26,978	29,073	26,978	29,676
Approximate average cost per claim	Not meaningful	$15,571	$15,571	$15,571
Total dollars	Not meaningful	$452,696,000	$420,074,000	$462,085,000
Total Loss Development—Favorable (Unfavorable)			$32,622,000	$(9,389,000)
(3) Unexpected Losses From Older Accident Periods
Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2018, the Company did not incur any material unexpected losses related to claims from accident periods prior to 2015.

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development at December 31, 2018

At December 31, 2018 and 2017, the Company recorded its point estimate of approximately $1.83 billion and $1.51 billion ($1.65 billion and $1.45 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $823 million and $668 million ($751 million and $627 million, net of reinsurance), respectively, of incurred-but-

not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2018 and 2017, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2018, the Company reported unfavorable development of approximately $93 million on the 2017 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2018 was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

During 2018, the Company recorded catastrophe losses of approximately $289 million ($67 million, net of reinsurance benefits), resulting primarily from wildfires in Northern and Southern California and weather-related catastrophes across several states.

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

Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, total return swaps, accounts payable, options sold, and notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 2. Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 98.2% of the fair value of these financial instruments held at December 31, 2018 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or pricing parameters because they are less actively traded currently or in future periods. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted financial instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted. For a further discussion, see Note 4. Fair Value Measurements, of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Income Taxes

At December 31, 2018, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was 81.3% for 2018, compared to 13.3% for 2017. The effective tax rate increased despite the reduction in the statutory tax rate from 35% to 21%. Tax-exempt investment income coupled with pre-tax loss caused the effective tax rate for 2018 to increase, while tax-exempt investment income coupled with pre-tax income lowered the effective tax rate for 2017.

As a result of enactment of the Act on December 22, 2017 that is effective for tax years beginning January 1, 2018, the Company made certain tax adjustments for the twelve months ended December 31, 2018 and 2017. For the year ended December 31, 2018, the Company computed its current and deferred income taxes at the new corporate tax rate of 21%, compared to computing only deferred income taxes at 21% and current income taxes at the pre-enactment rate of 35% for the year ended December 31, 2017. Additionally, as a result of recently published guidance in 2018 by the Internal Revenue Service ("IRS"), the amount of deferred income tax liability adjustment recorded at December 31, 2018 resulting from the Act related to loss reserve discounting was based on the information available in the IRS guidance.

The alternative minimum tax (“AMT”) credit, previously classified as deferred tax asset that was included in deferred income taxes in the Company’s consolidated balance sheets, was reclassified during 2017 to current income taxes receivable as a result of the Act. At December 31, 2018, the Company’s AMT credit balance was $66.7 million. The AMT credit will be used to offset future federal tax obligations, and as tax refunds, until its benefits are fully realized by December 31, 2021. The amount of income tax adjustment recorded at December 31, 2018 resulting from the Act related to the AMT credit was based on reasonable estimates of the Company’s tax obligations using the latest information available.

The Company continues to assess other impacts that the Act may have on business and investment strategies as well as financial results in future years. There are complex factors at play, including the effect of insurance regulation, which will likely require the tax benefits to be passed on to consumers, and changing dynamics in the capital markets, which may result in a shift in the Company’s allocation between taxable and tax-exempt investments.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Net premiums earned and net premiums written in 2018 increased 5.4% and 8.7%, respectively, from 2017. The increases in net premiums earned and net premiums written were primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of private passenger automobile and homeowners policies written in California.

The Company, which predominantly offers six-month personal automobile insurance policies, reintroduced twelve-month personal automobile policies for new business in MIC, its largest insurance subsidiary, in March 2018. Twelve-month policies are generally sold for twice the price of six-month policies. MIC's net premiums written from twelve-month policies in 2018 and 2017 was approximately $205 million and $70 million, respectively.

Net premiums earned included ceded premiums earned of $48.9 million and $26.9 million in 2018 and 2017, respectively. Net premiums written included ceded premiums written of $56.0 million and $33.9 million in 2018 and 2017, respectively. Ceded premiums earned and ceded premiums written increased in 2018, largely due to increased coverage and reinsurance rates, as well as increased reinstatement premiums after increased use of reinsurance benefits following the major wildfires in Northern and Southern California in the second half of 2018.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2018	2017
	(Amounts in thousands)
Net premiums earned	$3,368,411	$3,195,437
Change in net unearned premiums	127,222	20,473
Net premiums written	$3,495,633	$3,215,910

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2018	2017
Loss ratio	76.5%	76.5%
Expense ratio	24.2%	24.7%
Combined ratio	100.7%	101.2%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $93 million and $54 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2018 and 2017, respectively. The unfavorable development in 2018 was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business, while the unfavorable development in 2017 was primarily attributable to higher than estimated California automobile and property losses. The 2018 loss ratio was also negatively impacted by a total of approximately $67 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires in Northern and Southern California and weather-related catastrophes across several states. The 2017 loss ratio was also negatively impacted by a total of approximately $79 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 71.7% and 72.3% for the years ended December 31, 2018 and 2017, respectively. The decrease in the loss ratio primarily resulted from premium rate increases on automobile and homeowners insurance policies, partially offset by higher loss severity.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The lower expense ratio for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to net premiums earned growing at a higher rate than policy acquisition costs and other operating expenses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense was $(24.9) million and $22.2 million for the years ended December 31, 2018 and 2017, respectively. The $47.1 million decrease in income tax expense was mainly due to a significant decrease in pre-tax income of $197.7 million, partially offset by a reduced tax benefit on pre-tax loss before net investment income in 2018 as a result of a decrease in the federal corporate tax rate from 35% to 21%. Tax-exempt investment income, a component of total pre-tax (loss) income, did not change significantly compared to the same period in 2017.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2018	2017
	(Amounts in thousands)
Average invested assets at cost (1)	$3,740,497	$3,582,122
Net investment income (2)
Before income taxes	$135,838	$124,930
After income taxes	$121,476	$109,243
Average annual yield on investments (2)
Before income taxes	3.6%	3.5%
After income taxes	3.3%	3.1%
Net realized investment (losses) gains	$(133,520)	$83,650
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each respective period.

(2)
Net investment income before and after income taxes increased primarily due to higher average invested assets combined with rising market interest rates. Average annual yield on investments before and after income taxes increased primarily due to yield increases in short-term and floating-rate securities resulting from rising market interest rates. Net investment income and average annual yield on investments after income taxes also benefited modestly from the lower tax rate effective January 1, 2018 applied to taxable investment income.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2018
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(3,014)	$(53,927)	$(56,941)
Equity securities (1)(3)	(2,187)	(77,494)	(79,681)
Short-term investments (1)	(2,368)	(1,237)	(3,605)
Note receivable (1)	—	(8)	(8)
Total return swaps	(132)	(3,651)	(3,783)
Options sold	10,513	(15)	10,498
Total	$2,812	$(136,332)	$(133,520)

	Year Ended December 31, 2017
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,097)	$50,403	$48,306
Equity securities (1)(3)	(2,213)	37,486	35,273
Short-term investments (1)	1	38	39
Note receivable (1)	—	(122)	(122)
Total return swaps	(1,035)	(1,102)	(2,137)
Options sold	2,294	(3)	2,291
Total	$(3,050)	$86,700	$83,650
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The decreases in fair value of fixed maturity securities during 2018 were primarily due to increases in market interest rates. The increases in fair value in 2017 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities.

(3)
The decreases in fair value of equity securities during 2018 were primarily due to the overall decline in the equity markets. The increases in fair value of equity securities during 2017 were primarily due to the overall improvement in the equity markets.

Net Income

	Year Ended December 31,
	2018	2017
	(Amounts in thousands, except per share data)
Net (loss) income	$(5,728)	$144,877
Basic average shares outstanding	55,335	55,316
Diluted average shares outstanding	55,335	55,327
Basic Per Share Data:
Net (loss) income	$(0.10)	$2.62
Net realized investment (losses) gains, net of tax	$(1.90)	$0.98
Diluted Per Share Data:
Net (loss) income	$(0.10)	$2.62
Net realized investment (losses) gains, net of tax	$(1.90)	$0.98

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

Expenses
The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2017	2016
Loss ratio	76.5%	75.2%
Expense ratio	24.7%	25.5%
Combined ratio	101.2%	100.7%

The Company’s loss ratio was affected by unfavorable development of approximately $54 million and $85 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2017 and 2016, respectively. The unfavorable development in 2017 was primarily attributable to higher than estimated California automobile and property losses, while the unfavorable development in 2016 was primarily from the California and Florida automobile lines of business. The 2017 loss ratio was also negatively impacted by a total of $79 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia. The 2016 loss ratio was also negatively impacted by a total of $27 million of catastrophe losses, mostly due to severe storms outside of California and rainstorms in California. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 72.3% and 71.6% for the years ended December 31, 2017 and 2016, respectively. The increase in the loss ratio was primarily due to higher loss severity, partially offset by higher average premiums per policy.

The lower expense ratio for the year ended December 31, 2017 was primarily attributable to lower policy acquisition costs and advertising expenses compared to the year ended December 31, 2016.

Income tax expense (benefit) was $22.2 million and $(2.3) million for the years ended December 31, 2017 and 2016, respectively. The $24.5 million increase in income tax expense was mainly due to a significant increase in pre-tax income of $96.4 million, partially offset by a net tax benefit of approximately $7.4 million resulting from the income tax effect of the Act.
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2017
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,097)	$50,403	$48,306
Equity securities (1)(3)	(2,213)	37,486	35,273
Short-term investments (1)	1	38	39
Note receivable (1)	—	(122)	(122)
Total return swaps	(1,035)	(1,102)	(2,137)
Options sold	2,294	(3)	2,291
Total	$(3,050)	$86,700	$83,650

	Year Ended December 31, 2016
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(15,806)	$(56,584)	$(72,390)
Equity securities (1)(3)	(499)	23,722	23,223
Short-term investments (1)	(524)	57	(467)
Total return swap	107	11,426	11,533
Options sold	3,846	—	3,846
Total	$(12,876)	$(21,379)	$(34,255)
__________

(1)	The changes in fair value of the investment portfolio resulted from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities during 2017 were primarily due to the overall improvement in the market conditions affecting fixed maturity securities, while the fair value in 2016 was adversely affected by the increases in market interest rates.

(3)	The increases in fair value of equity securities during 2017 and 2016 were primarily due to the overall improvement in the equity markets.

Net Income

	Year Ended December 31,
	2017	2016
	(Amounts in thousands, except per share data)
Net income	$144,877	$73,044
Basic average shares outstanding	55,316	55,249
Diluted average shares outstanding	55,327	55,302
Basic Per Share Data:
Net income	$2.62	$1.32
Net realized investment gains (losses), net of tax	$0.98	$(0.40)
Diluted Per Share Data:
Net income	$2.62	$1.32
Net realized investment gains (losses), net of tax	$0.98	$(0.40)

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $145 million in 2019 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $135 million during 2018. As of December 31, 2018, Mercury General had approximately $146 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt and debt service costs, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $567.6 million at December 31, 2018 as well as a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2018 was $383.4 million, an increase of $42.0 million compared to the year ended December 31, 2017. The increase was primarily due to an increase in premiums collected and a decrease in income taxes paid, partially offset by higher operating expenses and losses and loss adjustment expenses paid. The Company utilized the cash provided by operating activities during the year ended December 31, 2018 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2018 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$166,423
Due after one year through two years	77,465
Due after two years through three years	133,379
Due after three years through four years	97,402
Due after four years through five years	69,089
$543,758

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2018:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$25,131	$25,003
Municipal securities	2,599,056	2,620,132
Mortgage-backed securities	30,640	30,952
Corporate securities	107,479	105,524
Collateralized loan obligations	169,626	165,789
Other asset-backed securities	37,609	37,761
	2,969,541	2,985,161
Equity securities:
Common stock	438,504	430,973
Non-redeemable preferred stock	34,429	31,433
Private equity fund	1,481	1,445
Private equity fund measured at net asset value (2)	69,668	65,780
	544,082	529,631
Short-term investments	254,518	253,299
Total investments	$3,768,141	$3,768,091
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

(2)	The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2018, 68.1% of the Company’s total investment portfolio at fair value and 86.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2018, 80.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2018	December 31, 2017
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	14.2	12.9
including short-term investments	13.1	11.6
Call-adjusted average maturities:
excluding short-term investments	4.9	5.3
including short-term investments	4.5	4.8
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.3	4.4
including short-term investments	4.0	4.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2018, consistent with the average rating at December 31, 2017. The Company’s municipal bond holdings, of which 97.9% were tax exempt, represented 87.8% of its fixed maturity portfolio at December 31, 2018, at fair value, and are broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2018, fixed maturity holdings rated below investment grade and non-rated bonds totaled $36.0 million and $76.4 million, respectively, at fair value, and represented 1.2% and 2.6%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2017, fixed maturity holdings rated below investment grade and non-rated bonds totaled $48.3 million and $78.6 million, respectively, at fair value, and represented 1.7% and 2.7%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2018, with 77.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 13.2% and 8.9% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2018. The majority of downgrades were slight and still within the investment grade portfolio in 2018.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2018
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$25,003	$—	$—	$—	$—	$25,003
Total	25,003	—	—	—	—	25,003
	100.0%	—	—	—	—	100.0%
Municipal securities:
Insured	27,913	167,640	123,037	71,056	15,144	404,790
Uninsured	31,931	708,894	1,192,812	217,305	64,400	2,215,342
Total	59,844	876,534	1,315,849	288,361	79,544	2,620,132
	2.3%	33.5%	50.2%	10.9%	3.1%	100.0%
Mortgage-backed securities:
Commercial	5,832	9,897	5,036	4,005	—	24,770
Agencies	1,817	—	—	—	—	1,817
Non-agencies:
Prime	—	59	157	—	958	1,174
Alt-A	—	887	—	533	1,771	3,191
Total	7,649	10,843	5,193	4,538	2,729	30,952
	24.7%	35.0%	16.8%	14.7%	8.8%	100.0%
Corporate securities:
Basic materials	—	—	—	3,967	2,550	6,517
Communications	—	—	328	335	—	663
Consumer, cyclical	—	—	257	7,463	1,790	9,510
Consumer, non-cyclical	—	—	432	3,312	123	3,867
Energy	—	—	2,924	25,296	5,959	34,179
Financial	—	441	15,451	19,692	4,287	39,871
Industrial	—	—	—	4,161	—	4,161
Technology	—	—	—	—	—	—
Utilities	—	—	6,075	136	545	6,756
Total	—	441	25,467	64,362	15,254	105,524
	—	0.4%	24.1%	61.0%	14.5%	100.0%
Collateralized loan obligations:
Corporate	23,019	19,463	115,560	—	7,747	165,789
Total	23,019	19,463	115,560	—	7,747	165,789
	13.9%	11.7%	69.7%	—%	4.7%	100.0%

Other asset-backed securities	9,425	—	10,935	10,339	7,062	37,761
	25.0%	—%	29.0%	27.3%	18.7%	100.0%
Total	$124,940	$907,281	$1,473,004	$367,600	$112,336	$2,985,161
	4.2%	30.4%	49.3%	12.3%	3.8%	100.0%
__________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $25.0 million and $13.2 million, or 0.8% and 0.5% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2018 and 2017, respectively. At December 31, 2018, Moody's and Fitch ratings for U.S. government issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.7 years and 2.1 years at December 31, 2018 and 2017, respectively.
Municipal Securities
The Company had $2.62 billion and $2.56 billion, or 87.8% and 88.4% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2018 and 2017, respectively, of which $404.8 million and $480.6 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, respectively, 62.6% and 62.9% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2018 and 2017, the average rating of the Company’s insured municipal securities was A+, which corresponds to the average rating of the investment grade bond insurers. The remaining 37.4% and 37.1% of insured municipal securities at December 31, 2018 and 2017, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.4 years and 4.5 years at December 31, 2018 and 2017, respectively.

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
Mortgage-Backed Securities
At December 31, 2018 and 2017, respectively, the mortgage-backed securities portfolio of $31.0 million and $27.2 million, or 1.0% and 0.9% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" borrowers except for $3.2 million and $3.8 million, at fair value, of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $24.8 million and $19.3 million, at fair value, in commercial mortgage-backed securities at December 31, 2018 and 2017, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BB at December 31, 2018 and 2017. The weighted-average rating of the entire mortgage backed securities portfolio was A+ at December 31, 2018, compared to A- at December 31, 2017. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.0 years and 4.9 years at December 31, 2018 and 2017, respectively.
Corporate Securities
At December 31, 2018 and 2017, respectively, the company had corporate securities of $105.5 million and $137.5 million, or 3.5% and 4.8% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was BBB at December 31, 2018 and 2017. The modified duration reflecting anticipated early calls was 2.4 years and 2.6 years at December 31, 2018 and 2017, respectively.
Collateralized Loan Obligations

The Company had collateralized loan obligations of $165.8 million and $105.2 million, which represented 5.6% and 3.6% of its fixed maturity securities portfolio, at fair value, at December 31, 2018 and 2017, respectively. The weighted-average rating was A+ at December 31, 2018 and 2017. The modified duration reflecting anticipated early calls was 5.5 years and 6.2 years at December 31, 2018 and 2017, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $37.8 million and $53.1 million, which represented 1.3% and 1.8% of its fixed maturity securities portfolio, at fair value, at December 31, 2018 and 2017, respectively. The weighted-average rating was A+ at December 31, 2018 and 2017. The modified duration reflecting anticipated early calls was 2.1 years and 1.1 years at December 31, 2018 and 2017, respectively.
Equity Securities
Equity holdings of $529.6 million and $537.2 million, at fair value, as of December 31, 2018 and 2017, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net (losses) gains due to changes in fair value of the Company’s equity portfolio were $(77.5) million and $37.5 million in 2018 and 2017, respectively. The primary cause of the decrease in the value of the Company's equity securities was the overall decline in the equity markets in 2018.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2018, 14.1% of the total investment portfolio, at fair value, was held in equity securities, compared to 14.4% at December 31, 2017.

The following table presents the equity security portfolio by industry sector at December 31, 2018 and 2017:

	December 31,
	2018		2017
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$15,321	$14,657	$16,265	$20,728
Communications	29,268	29,646	17,233	21,289
Consumer, cyclical	35,028	32,722	23,508	29,720
Consumer, non-cyclical	30,189	31,672	23,773	27,246
Energy	56,397	44,444	47,145	53,905
Financial	85,405	86,362	76,335	86,778
Funds	110,177	106,463	102,796	109,115
Industrial	40,730	42,649	29,262	37,540
Technology	47,873	45,677	29,787	39,371
Utilities	93,694	95,339	108,093	111,548
	$544,082	$529,631	$474,197	$537,240

D. Debt
Notes payable consist of the following:

				December 31,
	Lender	Interest Rate	Expiration	2018	2017
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,266	3,665
Total				$371,734	$371,335
__________

(1)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off the total outstanding balance of $320 million under the existing loan and credit facility agreements and terminated the agreements on March 8, 2017. The remainder of the proceeds from the notes was used for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.8% at December 31, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 7, 2019, there have been no borrowings under this facility.

(3)
The unamortized discount and debt issuance costs of approximately $3.3 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2018, except that CAIC's RBC ratio as of December 31, 2018 was below the required level. The Company received a waiver of the non-compliance. Notwithstanding the covenant under the unsecured credit facility, CAIC's RBC ratio was well in excess of the regulatory minimum capital requirement at December 31, 2018.

For a further discussion, see Note 7. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Capital Expenditures
In 2018, the Company made capital expenditures, including capitalized software, of approximately $28.0 million primarily related to information technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2018, 2017 and 2016, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 300% of the authorized control level RBC as of December 31, 2018, 2017 and 2016. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.47 billion at December 31, 2018 and net premiums written in 2018 of $3.5 billion, the ratio of premiums written to surplus was 2.38 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2018 are summarized as follows:

Contractual Obligations (4)		Payments Due By Period
	Total	2019	2020	2021	2022	2023	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$515,250	$16,500	$16,500	$16,500	$16,500	$16,500	$432,750
Lease obligations(2)	45,688	12,812	11,547	8,732	6,972	3,659	1,966
Loss and loss adjustment expense reserves(3)	1,829,412	1,183,818	316,057	158,592	93,488	45,416	32,041
Total contractual obligations	$2,390,350	$1,213,130	$344,104	$183,824	$116,960	$65,575	$466,757
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2018 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2026.

(3)
Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2018. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. The Company believes that cash flows from operations and existing cash and investments are sufficient to meet these obligations despite the uncertainty in payment patterns. For more detailed information on the Company's liquidity and cash flows, see "Liquidity and Capital Resources—B. Cash Flows" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)	The table excludes liabilities of $11.5 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2018, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2017.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2018:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$396,137	AA-
Florida	229,571	A+
Illinois	214,100	A-
Pennsylvania	154,217	A+
New York	138,268	A+
Other states	1,487,839	A+
Total	$2,620,132
At December 31, 2018, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 14.0% of the Company’s fixed maturity portfolio at December 31, 2018. 6.0% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2018. 3.3% of the Company’s taxable fixed maturity securities, representing 0.5% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2018. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2018, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $431.0 million in common stocks, $31.4 million in non-redeemable preferred stocks, and $67.2 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.

Common stocks represented 11.4% of total investments at fair value. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Amounts in thousands, except Average Beta)
Average Beta	0.78	0.88
Hypothetical reduction of 25% in the overall value of the stock market	$84,040	$99,828
Hypothetical reduction of 50% in the overall value of the stock market	$168,080	$199,656

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
The fixed maturity portfolio at December 31, 2018, which represented 79.2% of total investments at December 31, 2018, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.0 years at December 31, 2018 and 2017, and 3.7 years at December 31, 2016.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2018 would decrease by $128.6 million and $257.3 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Los Angeles, California
February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Mercury General Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 13, 2019

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2018	2017
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,969,541; $2,823,230)	$2,985,161	$2,892,777
Equity securities (cost $544,082; $474,197)	529,631	537,240
Short-term investments (cost $254,518; $302,693)	253,299	302,711
Total investments	3,768,091	3,732,728
Cash	314,291	291,413
Receivables:
Premiums	555,038	474,060
Accrued investment income	45,373	39,368
Other	6,132	6,658
Total receivables	606,543	520,086
Reinsurance recoverables	221,088	56,349
Deferred policy acquisition costs	215,131	198,151
Fixed assets, net	153,023	145,223
Current income taxes	38,885	61,257
Deferred income taxes	13,339	—
Goodwill	42,796	42,796
Other intangible assets, net	15,534	20,728
Other assets	45,008	32,592
Total assets	$5,433,729	$5,101,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,829,412	$1,510,613
Unearned premiums	1,236,181	1,101,927
Notes payable	371,734	371,335
Accounts payable and accrued expenses	115,071	108,252
Deferred income taxes	—	22,932
Other liabilities	263,647	224,877
Total liabilities	3,816,045	3,339,936
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,340; 55,332	98,026	97,523
Retained earnings	1,519,658	1,663,864
Total shareholders’ equity	1,617,684	1,761,387
Total liabilities and shareholders’ equity	$5,433,729	$5,101,323

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net premiums earned	$3,368,411	$3,195,437	$3,131,773
Net investment income	135,838	124,930	121,871
Net realized investment (losses) gains	(133,520)	83,650	(34,255)
Other	9,275	11,945	8,294
Total revenues	3,380,004	3,415,962	3,227,683
Expenses:
Losses and loss adjustment expenses	2,576,789	2,444,884	2,355,138
Policy acquisition costs	572,164	555,350	562,545
Other operating expenses	244,630	233,475	235,314
Interest	17,036	15,168	3,962
Total expenses	3,410,619	3,248,877	3,156,959
(Loss) income before income taxes	(30,615)	167,085	70,724
Income tax (benefit) expense	(24,887)	22,208	(2,320)
Net (loss) income	$(5,728)	$144,877	$73,044
Net (loss) income per share:
Basic	$(0.10)	$2.62	$1.32
Diluted	$(0.10)	$2.62	$1.32

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Common stock, beginning of year	$97,523	$95,529	$90,985
Proceeds of stock options exercised	358	2,102	1,818
Payment for vested restricted stock units and related taxes	—	—	1,671
Reclassification of restricted stock units from equity to liability award	—	(168)	—
Share-based compensation expense	145	60	142
Excess tax benefits related to share-based compensation	—	—	913
Common stock, end of year	98,026	97,523	95,529
Additional paid in capital, beginning of year	—	—	8,870
Payment for vested restricted stock units and related taxes	—	—	(5,122)
Reclassification of restricted stock units from equity to liability award	—	—	(3,435)
Exercise of stock options	—	—	(313)
Additional paid in capital, end of year	—	—	—
Retained earnings, beginning of year	1,663,864	1,656,873	1,721,030
Net (loss) income	(5,728)	144,877	73,044
Dividends paid to shareholders	(138,478)	(137,886)	(137,201)
Retained earnings, end of year	1,519,658	1,663,864	1,656,873
Total shareholders’ equity	$1,617,684	$1,761,387	$1,752,402

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,728)	$144,877	$73,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,791	55,343	53,258
Net realized investment losses (gains)	133,520	(83,650)	34,255
Increase in premiums receivable	(80,979)	(14,908)	(22,531)
(Increase) decrease in reinsurance recoverables	(164,739)	(43,043)	998
Gain on sale of fixed assets	—	(3,078)	—
Changes in current and deferred income taxes	(13,898)	(3,010)	(2,130)
(Increase) decrease in deferred policy acquisition costs	(16,980)	2,675	936
Increase in loss and loss adjustment expense reserves	318,799	220,365	143,560
Increase in unearned premiums	134,254	27,490	25,124
Increase (decrease) in accounts payable and accrued expenses	6,586	(4,178)	(10,586)
Share-based compensation	145	60	142
Other, net	13,663	42,462	(4,392)
Net cash provided by operating activities	383,434	341,405	291,678
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(706,224)	(734,397)	(1,077,638)
Sales	189,306	100,709	396,766
Calls or maturities	334,626	575,735	647,059
Equity securities available for sale in nature:
Purchases	(1,026,827)	(831,310)	(714,113)
Sales	954,755	679,571	696,138
Calls	—	7,100	—
Changes in securities payable and receivable	4,035	(44,740)	29,958
Decrease (increase) in short-term investments	45,747	73,005	(191,530)
Purchase of fixed assets	(27,959)	(19,443)	(16,979)
Sale of fixed assets	—	6,239	14
Other, net	10,105	1,934	3,605
Net cash used in investing activities	(222,436)	(185,597)	(226,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(138,478)	(137,886)	(137,201)
Employee taxes paid with shares related to share-based compensation	—	—	(3,292)
Proceeds from stock options exercised	358	2,162	1,632
Net proceeds from issuance of senior notes	—	371,011	—
Payoff of principal on loan and credit facilities	—	(320,000)	—
Proceeds from bank loan	—	—	30,000
Net cash used in financing activities	(138,120)	(84,713)	(108,861)
Net increase (decrease) in cash	22,878	71,095	(43,903)
Cash:
Beginning of year	291,413	220,318	264,221
End of year	$314,291	$291,413	$220,318
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,586	$9,863	$3,531
Income taxes (refunded) paid, net	$(10,989)	$25,218	$(183)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 76% of the Company’s direct premiums written in 2018, 2017, and 2016, of which approximately 87%, 85%, and 84% of the private passenger automobile premiums were written in California during 2018, 2017, and 2016, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	Mercury National Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Insurance Company
California Automobile Insurance Company ("CAIC")	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia	Workmen's Auto Insurance Company ("WAIC")

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(3)
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2018, 2017 and 2016.
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

Equity securities consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds.

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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2018 and 2017. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2018 and 2017, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $15 million and $17 million at December 31, 2018 and 2017, respectively.

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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in millions)
Deferred policy acquisition cost amortization	$572.2	$555.4	$562.5
Net advertising expense	40.9	37.4	39.6
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2018, 2017, and 2016.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2018 and 2017, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other receivables. Net premiums written, a statutory measure designed to determine production levels, were $3.50 billion, $3.22 billion, and $3.16 billion in 2018, 2017, and 2016, respectively.
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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2018 and 2017, potential dilutive securities consisted of outstanding stock options. See Note 16. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2018, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax benefits and expenses. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

Reinsurance
Liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. Unpaid losses and unearned premiums that are ceded to reinsurers are carried in reinsurance recoverables and other assets, respectively, in the Company's consolidated balance sheets. Earned premiums are stated net of deductions for ceded reinsurance.

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

The Company recognized ceded premiums earned of approximately $49 million, $27 million, and $16 million in 2018, 2017, and 2016, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $257 million, $90 million, and $2 million in 2018, 2017, and 2016, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations.

The Insurance Companies, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Share-Based Compensation
Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

The fair value of each restricted stock unit ("RSU") grant is determined based on the market price on the grant date for awards classified as equity and on each reporting date for awards classified as liability. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved at the end of the performance period, taking into account expected forfeitures. If the minimum performance goals are not expected to be met, no compensation cost is recognized and any recognized compensation cost would be reversed. See Note 15. Share-Based Compensation for additional disclosures.

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

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $16.0 million and $15.2 million representing approximately 0.5% and 0.4% of the consolidated total revenue, with related expenses of approximately $10.5 million and $10.2 million, for the year ended December 31, 2018 and 2017, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 19. Segment Information).

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

The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. The commission income receivable at December 31, 2018 and 2017 was approximately $1.2 million .

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, rather than for each contract or performance obligation. The estimated policy cancellations and the resulting refund liability are computed using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2018 and 2017 was approximately $0.7 million, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2018 and 2017, the Company had no contract assets, contract liabilities, or capitalized costs to obtain or fulfill a contract, associated with revenues from contracts with customers.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. Subsequently, the FASB has issued an additional ASU on Topic 326 that does not change the core principle of the guidance in ASU 2016-13 but merely clarifies certain aspects of it. ASU 2016-13 and the additional ASU on Topic 326 will be effective for the Company beginning January 1, 2020. While the Company is in the process of evaluating the impact of ASU 2016-13, it does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures as most of its financial instruments with potential exposure to material credit losses are accounted for at fair value through net income.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases." Subsequently, the FASB has issued additional ASUs on Topic 842 that do not change the core principle of the guidance in ASU 2016-02 but merely clarify or expand certain aspects of it. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities resulting from all leases. ASU 2016-02 retains the distinction between a finance lease and an operating lease. Lessor accounting is largely unchanged from ASC 840. ASU 2016-02 and the additional ASUs on Topic 842 are effective for the Company beginning January 1, 2019. The Company adopted ASU 2016-02 along with the related additional ASUs on Topic 842 on January 1, 2019, using a transition method of applying the new standard at the beginning of the period of adoption and recognizing a cumulative-effect adjustment, if any, to the beginning balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward its historical lease classification of operating lease for all of its existing leases at the adoption date. Adoption of the new standard resulted in the recognition of operating lease right-of-use ("ROU") assets and operating lease liabilities of approximately $41 million and $43 million, respectively, at the adoption date for the Company's operating leases. The difference of approximately $2 million between the operating lease ROU assets and operating lease liabilities represents reclassification of deferred rent liability (the difference between the straight-line rent expenses and paid rent amounts under the leases) to operating lease ROU assets from other liabilities at the adoption date. The Company did not have any cumulative-effect adjustment as a result of the adoption. The standard is not expected to materially impact the Company's future consolidated net income or cash flows. The standard will have no impact on its financial covenant compliance under its current unsecured credit facility agreement.

2. Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, options sold, total return swaps, accounts payable, and notes payable. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	December 31,
	2018	2017
	(Amounts in thousands)
Assets
Investments	$3,768,091	$3,732,728
Note receivable	5,557	5,565
Liabilities
Total return swaps	4,851	1,200
Options sold	3	123
Unsecured notes	362,674	385,583
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

Total Return Swaps

The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction at December 31, 2018 and 2017 based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.

Unsecured Notes

The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2018 and 2017 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Fixed maturity securities	$(53,927)	$50,403	$(56,584)
Equity securities	(77,494)	37,486	23,722
Short-term investments	(1,237)	38	57
Total (losses) gains	$(132,658)	$87,927	$(32,805)

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2018			2017			2016
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$549	$(3,563)	$(3,014)	$604	$(2,701)	$(2,097)	$3,327	$(19,133)	$(15,806)
Equity securities	43,420	(45,607)	(2,187)	20,835	(23,048)	(2,213)	29,446	(29,945)	(499)
Short-term investments	61	(2,429)	(2,368)	21	(20)	1	6	(530)	(524)
Contractual Maturity
At December 31, 2018, fixed maturity holdings rated below investment grade and non-rated comprised 3.0% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2018 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$166,423
Due after one year through five years	377,334
Due after five years through ten years	208,815
Due after ten years	2,232,589
Total	$2,985,161

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Fixed maturity securities	$102,198	$102,790	$104,111
Equity securities	30,496	18,554	14,629
Short-term investments	8,789	8,753	8,936
Total investment income	$141,483	$130,097	$127,676
Less: investment expense	(5,645)	(5,167)	(5,805)
Net investment income	$135,838	$124,930	$121,871

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
a. Quoted prices for similar assets or liabilities in active markets;
b. Quoted prices for identical or similar assets or liabilities in non-active markets; or
c. Either directly or indirectly observable inputs as of the reporting date.

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

The Company obtained unadjusted fair values on 98.2% of its investment portfolio from an independent pricing service. For a private equity fund that was classified as Level 3 and included in equity securities at December 31, 2018 and 2017, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.4 million and $1.5 million at December 31, 2018 and 2017, respectively.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $24.8 million and $19.3 million in commercial mortgage-backed securities at December 31, 2018 and 2017, respectively.

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
Private equity fund: Private equity fund, excluding private equity fund measured at net asset value ("NAV"), is valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at December 31, 2018 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of approximately one to five years from December 31, 2018. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$25,003	$—	$—	$25,003
Municipal securities	—	2,620,132	—	2,620,132
Mortgage-backed securities and agencies	—	30,952	—	30,952
Corporate securities	—	105,524	—	105,524
Collateralized loan obligations	—	165,789	—	165,789
Other asset-backed securities	—	37,761	—	37,761
Total fixed maturity securities	25,003	2,960,158	—	2,985,161
Equity securities:
Common stock	430,973	—	—	430,973
Non-redeemable preferred stock	—	31,433	—	31,433
Private equity fund	—	—	1,445	1,445
Private equity fund measured at net asset value (1)				65,780
Total equity securities	430,973	31,433	1,445	529,631
Short-term investments:
Short-term bonds	31,472	16,784	—	48,256
Money market instruments	205,043	—	—	205,043
Total short-term investments	236,515	16,784	—	253,299
Other assets:
Note receivable	—	5,557	—	5,557
Total assets at fair value	$692,491	$3,013,932	$1,445	$3,773,648
Liabilities
Other liabilities:
Total return swaps	—	4,851	—	4,851
Options sold	3	—	—	3
Total liabilities at fair value	$3	$4,851	$—	$4,854
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$13,236	$—	$—	$13,236
Municipal securities	—	2,556,532	—	2,556,532
Mortgage-backed securities	—	27,165	—	27,165
Corporate securities	—	137,542	—	137,542
Collateralized debt obligations	—	105,202	—	105,202
Other asset-backed securities	—	53,100	—	53,100
Total fixed maturity securities	13,236	2,879,541	—	2,892,777
Equity securities:
Common stock	429,367	—	—	429,367
Non-redeemable preferred stock	—	34,869	—	34,869
Private equity fund	—	—	1,481	1,481
Private equity fund measured at net asset value (1)				71,523
Total equity securities	429,367	34,869	1,481	537,240
Short-term investments:
Short-term bonds	29,998	2,020	—	32,018
Money market instruments	270,693	—	—	270,693
Total short-term investments	300,691	2,020	—	302,711
Other assets:
Note receivable	—	5,565	—	5,565
Total assets at fair value	$743,294	$2,921,995	$1,481	$3,738,293
Liabilities
Other liabilities:
Total return swaps	$—	$1,200	$—	$1,200
Options sold	123	—	—	123
Total liabilities at fair value	$123	$1,200	$—	$1,323

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Funds
	Year Ended December 31,
	2018	2017
	(Amounts in thousands)
Beginning balance	$1,481	$9,068
Net realized (losses) gains included in earnings	(36)	691
Purchases	—	1,481
Sales/settlements	—	(9,759)
Ending balance	$1,445	$1,481
The amount of total (losses) gains for the period included in earnings attributable to assets still held at December 31	$(36)	$—

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2018 and 2017.

At December 31, 2018 and 2017, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,734	$362,674	$—	$362,674	$—

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,335	$385,583	$—	$385,583	$—
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2018 and 2017 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
See Note 7. Notes Payable for additional information on unsecured notes.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2018	2017
	(Amounts in thousands)
Land	$18,144	$18,152
Buildings and improvements	138,238	136,827
Furniture and equipment	123,021	118,647
Capitalized software	222,903	202,488
Leasehold improvements	9,986	9,632
	512,292	485,746
Less: accumulated depreciation and amortization	(359,269)	(340,523)
Fixed assets, net	$153,023	$145,223

Depreciation expense, including amortization of leasehold improvements, was $19.9 million, $21.2 million, and $20.3 million for 2018, 2017, and 2016, respectively.
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

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2018	2017	2016
	(Amounts in thousands)
Balance, beginning of year	$198,151	$200,826	$201,762
Policy acquisition costs deferred	589,144	552,675	561,610
Amortization	(572,164)	(555,350)	(562,546)
Balance, end of year	$215,131	$198,151	$200,826

7. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2018	2017
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,266	3,665
Total				$371,734	$371,335
__________

(1)
On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off the total outstanding balance of $320 million under the existing loan and credit facility agreements and terminated the agreements on March 8, 2017. The remainder of the proceeds from the notes was used for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.8% at December 31, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 7, 2019, there have been no borrowings under this facility.

(3)
The unamortized discount and debt issuance costs of approximately $3.3 million are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2018, except that CAIC's RBC ratio as of December 31, 2018 was below the required level. The Company received a waiver of the non-compliance. Notwithstanding the covenant under the unsecured credit facility, CAIC's RBC ratio was well in excess of the regulatory minimum capital requirement at December 31, 2018.

Debt maturities for each of the next five years and thereafter as of December 31, 2018 are as follows:

Maturity	Amounts
(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	375,000
Total	$375,000

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

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $31 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018 and LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, on approximately $100 million of underlying obligations as of December 31, 2018 and 2017. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020, and the interest rate was changed to LIBOR plus 105 basis points.

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2018	December 31, 2017
	(Amounts in thousands)
Options sold - Other liabilities	$3	$123
Total return swaps - Other liabilities	4,851	1,200
Total derivatives	$4,854	$1,323

	Gains (Losses) Recognized in Income
	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Total return swaps - Net realized investment (losses) gains	$(3,783)	$(2,137)	$11,533
Options sold - Net realized investment (losses) gains	10,498	2,291	3,846
Total	$6,715	$154	$15,379

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

9. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2018 and 2017. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2018 and 2017. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2018
Customer relationships	$53,048	$(47,897)	$5,151	11
Trade names	15,400	(6,417)	8,983	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$74,148	$(58,614)	$15,534

As of December 31, 2017
Customer relationships	$52,890	$(43,617)	$9,273	11
Trade names	15,400	(5,775)	9,625	24
Technology	4,300	(3,870)	430	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$73,990	$(53,262)	$20,728

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2018 and 2017.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $5.5 million, $5.4 million, and $6.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2018:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2019	$5,036
2020	889
2021	869
2022	845
2023	681
Thereafter	5,814
Total	$14,134

10. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Federal
Current	$14,190	$10,898	$17,444
Deferred	(39,244)	10,934	(21,947)
	$(25,054)	$21,832	$(4,503)
State
Current	$1,982	$955	$2,239
Deferred	(1,815)	(579)	(56)
	$167	$376	$2,183
Total
Current	$16,172	$11,853	$19,683
Deferred	(41,059)	10,355	(22,003)
Total	$(24,887)	$22,208	$(2,320)

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company’s deferred tax assets and liabilities were measured using the new corporate tax rate of 21% at December 31, 2018 and 2017. For the year ended December 31, 2018, the Company measured its current income taxes using the new corporate tax rate of 21%, rather than the pre-enactment corporate tax rate of 35%. Additionally in 2018, as a result of a determination made by the Office of Management and Budget, the Company reversed the previously recorded provisional 6.6% sequestration reduction to its alternative minimum tax (“AMT”) credit that originally resulted from repeal of the corporate AMT and reclassification of AMT credit carryforwards to current taxes receivable as a refundable credit.

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Act changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments from the amount determined by applying these changes versus the previous calculated amount over the subsequent eight years beginning in 2018. The changes included in the Act related to discounting of unpaid losses are broad and complex. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The Company recorded a total deferred tax liability adjustment of approximately $8.6 million at December 31, 2018 related to the changes in discounting of unpaid losses included in the Act based on the guidance published in 2018 by the Internal Revenue Service.

The following table presents a reconciliation of the tax expense (benefit) based on the statutory rate to the Company's actual tax expense (benefit) in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Computed tax (benefit) expense at 21% for 2018 and 35% for 2017 and 2016	$(6,429)	$58,480	$24,753
Tax-exempt interest income	(13,507)	(26,038)	(26,197)
Dividends received deduction	(1,082)	(2,296)	(2,303)
State tax expense	439	158	1,907
Nondeductible expenses	390	348	303
Cumulative impact from change in tax rate	—	(11,449)	—
(Reversal in 2018) reduction of AMT credit carryforward due to sequestration in 2017	(4,088)	4,088	—
Other, net	(610)	(1,083)	(783)
Income tax (benefit) expense	$(24,887)	$22,208	$(2,320)
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2018	2017
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$52,644	$47,110
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	9,245	6,451
Write-down of impaired investments	356	387
Tax credit carryforwards	—	230
Expense accruals	7,019	6,192
Tax asset on net unrealized loss on securities carried at fair value	1,055	—
Other deferred tax assets	3,257	3,174
Total gross deferred tax assets	73,576	63,544

Deferred tax liabilities:
Deferred policy acquisition costs	(45,178)	(41,612)
Tax liability on net unrealized gain on securities carried at fair value	—	(27,574)
Tax depreciation in excess of book depreciation	(4,594)	(5,686)
Undistributed earnings of insurance subsidiaries	(3,017)	(3,907)
Tax amortization in excess of book amortization	(2,729)	(2,280)
Other deferred tax liabilities	(4,719)	(5,417)
Total gross deferred tax liabilities	(60,237)	(86,476)

Net deferred tax assets (liabilities)	$13,339	$(22,932)

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.9 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2018. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s judgment and latest information available. The Company does not expect any changes in unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2015 through 2017 for federal taxes and 2011 through 2017 for California state taxes. For tax years 2003 through 2010, the Company achieved a resolution with the Franchise Tax Board (“FTB”) in December 2017 and paid a $4.6 million negotiated settlement amount in accordance with the settlement agreement provided by the FTB and signed by the Company. The settlement agreement was approved by the California attorney general in 2018. The Company believes that resolution of tax years 2003 through 2010 has the potential to establish guidance for future audit assessments proposed by the FTB for future tax years.

The Company is currently under examination for tax years 2011 through 2016. For tax years 2011 through 2013, the FTB issued Notices of Proposed Assessments ("NPAs") to the Company, for which the Company submitted a formal protest in 2018. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. For tax years 2014 through 2016, the FTB commenced its audit in December 2017 and has not yet completed its audit.
The Company believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance at January 1	$9,674	$12,954
Additions (reductions) based on tax positions related to:
Current year	662	85
Prior years	279	(3,365)
Balance at December 31	$10,615	$9,674

If unrecognized tax benefits were recognized, $11.5 million and $10.1 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2018 and 2017, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net expense (benefit) related to interest and penalty of approximately $0.5 million, $(1.1) million, and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net benefit for the year ended 2017 is largely due to reversal of accrued interest and penalty following the settlement with the FTB for tax years 2003 through 2010. The Company carried an accrued interest and penalty balance of approximately $2.9 million and $2.4 million at December 31, 2018 and 2017, respectively.

11. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Gross reserves at January 1	$1,510,613	$1,290,248	$1,146,688
Less reinsurance recoverables on unpaid losses	(64,001)	(13,161)	(14,253)
Net reserves at January 1	1,446,612	1,277,087	1,132,435
Incurred losses and loss adjustment expenses related to:
Current year	2,483,693	2,390,453	2,269,769
Prior years	93,096	54,431	85,369
Total incurred losses and loss adjustment expenses	2,576,789	2,444,884	2,355,138
Loss and loss adjustment expense payments related to:
Current year	1,543,828	1,550,789	1,508,362
Prior years	831,020	724,570	702,124
Total payments	2,374,848	2,275,359	2,210,486
Net reserves at December 31	1,648,553	1,446,612	1,277,087
Reinsurance recoverables on unpaid losses	180,859	64,001	13,161
Gross reserves at December 31	$1,829,412	$1,510,613	$1,290,248

The increase in the provision for insured events of prior years in 2018 of approximately $93.1 million primarily resulted from higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

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

The Company experienced pre-tax catastrophe losses and loss adjustment expenses of approximately $289 million ($67 million, net of reinsurance benefits), $168 million ($79 million, net of reinsurance benefits), and $27 million in 2018, 2017, and 2016, respectively. There were no reinsurance benefits used for catastrophe losses in 2016. The losses in 2018 were primarily due to wildfires in Northern and Southern California and weather-related catastrophes across several states. The losses in 2017 were primarily due to wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia. The losses in 2016 were primarily due to severe storms outside of California, and rainstorms in California.

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2018
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
	(Amounts in thousands)										(Amounts in thousands)
2009	$1,372,833	$1,349,025	$1,361,116	$1,361,652	$1,365,551	$1,371,779	$1,372,694	$1,372,259	$1,371,812	$1,371,971	$109	186
2010		1,367,547	1,357,750	1,364,307	1,374,638	1,379,336	1,381,056	1,386,105	1,388,077	1,388,055	171	184
2011			1,343,919	1,367,000	1,380,557	1,388,363	1,393,878	1,398,518	1,405,112	1,401,178	443	181
2012				1,424,754	1,408,222	1,409,104	1,414,878	1,426,735	1,436,034	1,438,250	1,075	181
2013					1,448,567	1,431,058	1,447,881	1,458,421	1,464,071	1,468,294	2,818	185
2014						1,467,175	1,454,366	1,473,545	1,486,322	1,498,504	6,626	180
2015							1,551,105	1,588,443	1,610,839	1,634,435	19,491	170
2016								1,672,853	1,669,642	1,713,696	50,261	154
2017									1,703,857	1,727,277	133,587	148
2018										1,781,817	390,346	139
									Total	$15,423,477
__________
(1) The information for the years 2009 to 2017 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
	(Amounts in thousands)
2009	$913,340	$1,137,807	$1,260,424	$1,326,439	$1,355,210	$1,363,526	$1,370,564	$1,371,956	$1,371,933	$1,372,090
2010		908,954	1,143,984	1,268,142	1,335,871	1,365,464	1,375,799	1,384,333	1,387,835	1,388,140
2011			926,983	1,152,459	1,277,808	1,347,082	1,378,920	1,391,101	1,394,684	1,400,441
2012				955,647	1,194,648	1,304,511	1,372,828	1,409,911	1,422,705	1,434,956
2013					974,445	1,217,906	1,340,724	1,413,999	1,447,004	1,460,352
2014						967,481	1,231,413	1,358,472	1,432,472	1,476,944
2015							1,040,253	1,336,223	1,466,368	1,560,480
2016								1,094,006	1,395,199	1,554,217
2017									1,076,079	1,399,202
2018										1,082,127
									Total	$14,128,949
				All outstanding liabilities before 2009, net of reinsurance						(505)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,294,025
__________
(1) The information for the years 2009 to 2017 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)											As of December 31, 2018
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
	(Amounts in thousands)										(Amounts in thousands)
2009	$135,889	$135,000	$131,680	$133,087	$133,121	$134,718	$134,597	$134,478	$134,359	$134,374	$62	17
2010		165,727	157,566	160,983	160,472	160,206	160,015	159,608	159,662	159,720	136	21
2011			167,414	170,623	170,052	169,600	169,390	169,621	170,126	170,334	310	23
2012				196,063	188,010	190,376	191,548	192,057	191,804	192,905	674	25
2013					191,903	188,915	188,026	186,795	187,165	188,014	780	23
2014						199,298	202,621	203,218	202,513	204,986	1,341	25
2015							234,800	234,881	233,501	236,855	3,131	24
2016								250,691	259,489	259,497	6,525	24
2017									309,491	295,163	12,186	30
2018										311,798	59,689	23
									Total	$2,153,646
__________
(1) The information for the years 2009 to 2017 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)
	For the Years Ended December 31,
Accident Year	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
	(Amounts in thousands)
2009	$86,034	$119,306	$126,591	$130,928	$132,180	$134,381	$134,378	$134,301	$134,229	$134,193
2010		95,057	137,628	149,084	155,191	156,853	158,053	158,943	159,268	159,435
2011			111,909	153,845	162,870	166,375	167,806	168,621	168,914	169,757
2012				128,618	175,029	182,756	188,121	190,373	190,649	191,660
2013					133,528	174,295	180,858	183,860	185,168	186,132
2014						139,615	186,996	194,605	198,758	202,193
2015							163,196	213,994	224,178	230,480
2016								173,537	234,215	245,878
2017									217,900	269,254
2018										213,038
									Total	$2,002,020
				All outstanding liabilities before 2009, net of reinsurance						2,416
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$154,043
__________
(1) The information for the years 2009 to 2017 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	64.7%	17.3%	8.7%	5.0%	2.5%	0.8%	0.6%	0.3%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	67.3%	23.0%	4.7%	2.6%	1.1%	0.7%	0.3%	0.2%	0.1%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2018
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,294,025
Homeowners' insurance	154,043
WAIC automobile insurance	17,508
Other short-duration insurance lines	90,003
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	1,555,579
Reinsurance recoverables on unpaid losses
Automobile insurance	41,316
Homeowners' insurance	138,096
Other short-duration insurance lines	1,447
Total reinsurance recoverables on unpaid losses	180,859
Insurance lines other than short-duration	1,079
Unallocated claims adjustment expenses	91,895
92,974
Total gross loss and loss adjustment expense reserves	$1,829,412

12. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Total paid	$138,478	$137,886	$137,201
Per share paid	$2.5025	$2.4925	$2.4825

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2018, the insurance subsidiaries of the Company are permitted to pay approximately $145 million in dividends in 2019 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2018, 2017, and 2016, the Insurance Companies paid Mercury General ordinary dividends of $135 million, $109 million, and $111 million, respectively.

On February 1, 2019, the Board of Directors declared a $0.6275 quarterly dividend payable on March 28, 2019 to shareholders of record on March 14, 2019.

13. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners

(the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2018, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Statutory net income(1)	$81,935	$117,376	$82,359
Statutory capital and surplus	$1,471,547	$1,589,226	$1,441,571
 __________

(1)	Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2018, 2017 and 2016, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 300% of the authorized control level RBC as of December 31, 2018, 2017 and 2016. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $9.0 million, $8.6 million, and $8.2 million for 2018, 2017, and 2016, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals were based on the Company's premium growth and combined ratio. The Company did not pay any company-wide annual cash bonuses to all eligible employees in 2018 and 2017, and paid $16.8 million in such bonuses in 2016.

15. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. As of December 31, 2018, the Company had 75,250 RSUs and 80,000 stock options granted and outstanding and 4,744,750 shares of common stock available for future grant under the 2015 Plan.

The following table presents a summary of cash received, compensation costs recognized and excess tax expense (benefit), related to the Company's share-based awards:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cash received from stock option exercises	$358	$2,162	$1,632
Compensation cost, all share-based awards	145	60	142
Excess tax expense (benefit), all share-based awards	4	8	(913)

Stock Option Awards
Stock option awards become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes). No stock options were awarded in 2017 and 2016 under the 2015 Plan.

The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

Weighted-average grant-date fair value	$8.09
Expected volatility	33.18%
Risk-free interest rate	2.62%
Expected dividend yield	5.40%
Expected term in months	72

Expected volatility is based on historical volatility of the Company’s stock over the term of the stock options. The Company estimated the expected term of stock options, which represents the period of time that stock options granted are expected to be outstanding, by using historical exercise patterns and post-vesting termination behavior. The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.

The following table presents a summary of the stock option activity for the year ended December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2018	42,500	$44.72
Granted	80,000	$43.01
Exercised	(8,000)	$44.75
Canceled or expired	(15,000)	$48.52
Outstanding at December 31, 2018	99,500	$42.77	7.9	$890
Exercisable at December 31, 2018	19,500	$41.78	3.2	$194

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2018. The aggregate intrinsic values of stock options exercised were $42,000, $371,000, and $591,000 for 2018, 2017, and 2016, respectively. The total fair value of stock options vested during 2018, 2017, and 2016 was $0, $142,000, and $142,000, respectively.

The following table presents information regarding stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$33.61-$42.46	7,000	0.7	$35.48	7,000	$35.48
$43.01-$45.30	92,500	8.5	$43.32	12,500	$45.30

As of December 31, 2018, the Company had $0.5 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 3.1.

Restricted Stock Unit Awards

In February 2016, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting RSU awards to the Company’s senior management and key employees under the 2015 Plan.

The following table presents the RSU grants summary at December 31, 2018:

Grant year	2016
Three-year performance period ending December 31,	2018
Vesting shares, target (net of forfeited)	75,250
Vesting shares, maximum (net of forfeited)	141,094

No RSUs were awarded in 2018 and 2017 under the 2015 Plan.

The following table presents a summary of RSU awards activity, based on target vesting, during the years indicated:

	Year Ended December 31,
	2018		2017		2016
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	169,000	$53.66	271,000	$51.09	263,250	$45.94
Granted	—	$—	—	$—	95,750	$53.49
Vested	—	$—	(82,000)	$45.17	(78,500)	$36.82
Forfeited/Canceled	(8,000)	$53.49	(20,000)	$53.62	(9,500)	$50.46
Expired	(85,750)	$53.80	—	$—	—	$—
Outstanding at December 31	75,250	$53.51	169,000	$53.66	271,000	$51.09

The RSU awards vest at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieves the threshold established by the Compensation Committee of the Company’s Board of Directors. Performance thresholds are based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. As of December 31, 2018, 20,500 target RSUs granted in 2016 have been forfeited because the recipients were no longer employed by the Company. Expired shares represent shares that did not meet the vesting requirements.

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

In February 2016, 88,074 shares of common stock, net of 58,822 shares withheld for payroll taxes, were issued upon vesting of 146,896 RSUs awarded in 2013 resulting from the attainment of performance goals above the target threshold during the three-year performance period ended December 31, 2015.

At December 31, 2016, the Company determined that it was probable that the Company's Board of Directors would modify the payment method for the vested 2014 grant awards and pay for the vested awards in cash in lieu of shares of the Company's common stock. As a result, the 2014 grants were reclassified from equity to liability awards at December 31, 2016. $3.4 million of the amount previously recognized in additional paid-in capital for the 2014 grant awards was reclassified to other liabilities in the consolidated balance sheets at December 31, 2016. Additional $0.2 million was reclassified from additional paid-in capital to other liabilities at the vesting date of February 28, 2017 for the 2014 grant awards, based on the additional amount of awards vested from December 31, 2016 to the vesting date.

16. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2018			2017			2016
	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
(Loss) income available to common stockholders	$(5,728)	55,335	$(0.10)	$144,877	55,316	$2.62	$73,044	55,249	$1.32
Effect of dilutive securities:
Options	—	—		—	11		—	11
RSUs	—	—		—	—		—	42
Diluted EPS
(Loss) income available to common stockholders after assumed conversions	$(5,728)	55,335	$(0.10)	$144,877	55,327	$2.62	$73,044	55,302	$1.32

Potentially dilutive securities representing approximately 78,500, 0, and 27,600 shares of common stock for 2018, 2017, and 2016, respectively, were excluded from the computation of diluted earnings (loss) per common share because their effect would have been anti-dilutive. For the year ended December 31, 2018, the dilutive impact of incremental shares was excluded as the Company generated a net loss.

17. Commitments and Contingencies

Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2026. For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amount paid under the lease as deferred rent in other liabilities. The total deferred rent liability amounted to $2.4 million and $2.1 million at December 31, 2018 and 2017, respectively. Total rent expense recognized under these lease agreements was $14.9 million, $14.8 million, and $15.2 million for 2018, 2017, and 2016, respectively.

The following table presents future minimum commitments for operating leases as of December 31, 2018:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2019	$12,812
2020	11,547
2021	8,732
2022	6,972
2023	3,659
Thereafter	1,966
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at August 7, 2018, the most recent date at which information was available, was approximately $68.3 million. There was no assessment made in 2018.
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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.6 million at December 31, 2018, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.
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

18. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2018 and 2017:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2018
Net premiums earned	$808,084	$833,959	$858,135	$868,233
Change in fair value of financial instruments pursuant to the fair value option	(58,532)	8,793	(12,907)	(70,020)
(Loss) income before income taxes	(59,699)	73,246	70,286	(114,448)
Net (loss) income	(42,607)	60,180	58,578	(81,879)
Basic (loss) earnings per share	(0.77)	1.09	1.06	(1.48)
Diluted (loss) earnings per share	(0.77)	1.09	1.06	(1.48)
Dividends paid per share	0.6250	0.6250	0.6250	0.6275

2017
Net premiums earned	$789,770	$797,666	$801,205	$806,796
Change in fair value of financial instruments pursuant to the fair value option	21,857	20,275	17,608	28,065
Income before income taxes	30,599	68,752	58,247	9,487
Net income	26,980	51,633	46,485	19,779
Basic earnings per share	0.49	0.93	0.84	0.36
Diluted earnings per share	0.49	0.93	0.84	0.36
Dividends paid per share	0.6225	0.6225	0.6225	0.6250

Net income for 2018 was primarily attributable to net premiums earned, net investment income and income tax benefit on pre-tax loss, partially offset by net realized investment losses, operating expenses and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary causes of the net loss for the fourth quarter of 2018 were the decreases in the fair values of the Company’s fixed maturity and equity securities due to the rising market interest rates and the overall decline in the equity markets.

Net income for 2017 was primarily attributable to net premiums earned, net investment income and net realized investment gains, partially offset by operating expenses and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary causes of the net income for the fourth quarter of 2017 were the increases in the fair values of the Company’s fixed maturity and equity securities due to the overall market improvement, net investment income, and a net tax benefit of $7.4 million due to the effect of the Act.

19. Segment Information

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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2018			2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,337.9	$30.5	$3,368.4	$3,160.9	$34.5	$3,195.4	$3,089.9	$41.9	$3,131.8
Less:
Losses and loss adjustment expenses	2,562.0	14.8	2,576.8	2,427.8	17.1	2,444.9	2,333.2	21.9	2,355.1
Underwriting expenses	802.7	14.1	816.8	773.1	15.6	788.7	780.4	17.5	797.9
Underwriting (loss) gain	(26.8)	1.6	(25.2)	(40.0)	1.8	(38.2)	(23.7)	2.5	(21.2)
Investment income			135.8			124.9			121.9
Net realized investment (losses) gains			(133.5)			83.7			(34.3)
Other income			9.3			11.9			8.3
Interest expense			(17.0)			(15.2)			(4.0)
Pre-tax (loss) income			$(30.6)			$167.1			$70.7
Net (loss) income			$(5.7)			$144.9			$73.0

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2018			2017			2016
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,602.1	$—	$2,602.1	$2,473.8	$—	$2,473.8	$2,435.7	$—	$2,435.7
Homeowners	459.4	—	459.4	431.6	—	431.6	414.0	—	414.0
Commercial automobile	190.1	—	190.1	171.9	—	171.9	161.3	—	161.3
Other	86.3	30.5	116.8	83.6	34.5	118.1	78.9	41.9	120.8
Net premiums earned	$3,337.9	$30.5	$3,368.4	$3,160.9	$34.5	$3,195.4	$3,089.9	$41.9	$3,131.8

Private passenger automobile	$2,703.6	$—	$2,703.6	$2,480.0	$—	$2,480.0	$2,452.7	$—	$2,452.7
Homeowners	524.9	—	524.9	469.9	—	469.9	436.9	—	436.9
Commercial automobile	198.5	—	198.5	178.2	—	178.2	166.1	—	166.1
Other	97.2	26.7	123.9	92.9	27.9	120.8	89.0	27.3	116.3
Direct premiums written	$3,524.2	$26.7	$3,550.9	$3,221.0	$27.9	$3,248.9	$3,144.7	$27.3	$3,172.0

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2018 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2018 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2018 are contained herein as listed in the Index to Consolidated Financial Statements on page 53.
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

10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.

10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.
10.29
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.30	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.31	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.32	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.33	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.34	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.35	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.36	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.37*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.38*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.39*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.

10.40*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.41*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.42*	Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.43*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.44*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.45*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.46	Credit Agreement, dated as of March 29, 2017, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2017, and is incorporated herein by this reference.
10.47*	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 2018, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 13, 2019

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2019

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2019

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 13, 2019

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 13, 2019

/S/ JAMES G. ELLIS James G. Ellis	Director	February 13, 2019

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 13, 2019

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 13, 2019

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2018

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$25,131	$25,003	$25,003
Municipal securities	2,599,056	2,620,132	2,620,132
Mortgage-backed securities	30,640	30,952	30,952
Corporate securities	107,479	105,524	105,524
Collateralized loan obligations	169,626	165,789	165,789
Other asset-backed securities	37,609	37,761	37,761
Total fixed maturity securities	2,969,541	2,985,161	2,985,161
Equity securities:
Common stock	438,504	430,973	430,973
Non-redeemable preferred stock	34,429	31,433	31,433
Private equity fund	1,481	1,445	1,445
Private equity fund measured at net asset value (1)	69,668	65,780	65,780
Total equity securities	544,082	529,631	529,631
Short-term investments	254,518	253,299	253,299
Total investments	$3,768,141	$3,768,091	$3,768,091
__________

(1)	The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2017

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$13,355	$13,236	$13,236
Municipal securities	2,490,150	2,556,532	2,556,532
Mortgage-backed securities	26,454	27,165	27,165
Corporate securities	136,013	137,542	137,542
Collateralized loan obligations	104,323	105,202	105,202
Other asset-backed securities	52,935	53,100	53,100
Total fixed maturity securities	2,823,230	2,892,777	2,892,777
Equity securities:
Common stock	368,619	429,367	429,367
Non-redeemable preferred stock	34,429	34,869	34,869
Private equity fund	1,481	1,481	1,481
Private equity fund measured at net asset value (1)	69,668	71,523	71,523
Total equity securities	474,197	537,240	537,240
Short-term investments	302,693	302,711	302,711
Total investments	$3,600,120	$3,732,728	$3,732,728
__________

(1)	The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2018	2017
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $110,279; $113,216)	$119,037	$141,227
Short-term investments (cost $3,166; $21,233)	3,166	21,231
Investment in subsidiaries	1,850,582	1,976,400
Total investments	1,972,785	2,138,858
Cash	24,140	8,475
Accrued investment income	161	178
Amounts receivable from affiliates	1,172	231
Current income taxes	—	8,857
Income tax receivable from affiliates	19,225	6,338
Other assets	446	663
Total assets	$2,017,929	$2,163,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$371,734	$371,335
Accounts payable and accrued expenses	25	—
Amounts payable to affiliates	3,082	507
Income tax payable to affiliates	580	17,213
Current income taxes	17,773	—
Deferred income taxes	1,691	8,242
Other liabilities	5,360	4,916
Total liabilities	400,245	402,213
Commitments and contingencies
Shareholders’ equity:
Common stock	98,026	97,523
Retained earnings	1,519,658	1,663,864
Total shareholders’ equity	1,617,684	1,761,387
Total liabilities and shareholders’ equity	$2,017,929	$2,163,600

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Revenues:
Net investment income	$4,661	$4,090	$4,032
Net realized investment (losses) gains	(10,797)	19,279	6,062
Other	2	—	17
Total revenues	(6,134)	23,369	10,111
Expenses:
Other operating expenses	2,343	1,918	2,673
Interest	17,036	14,856	2,690
Total expenses	19,379	16,774	5,363
(Loss) income before income taxes and equity in net income of subsidiaries	(25,513)	6,595	4,748
Income tax (benefit) expense	(5,144)	1,572	8,514
(Loss) income before equity in net income of subsidiaries	(20,369)	5,023	(3,766)
Equity in net income of subsidiaries	14,641	139,854	76,810
Net (loss) income	$(5,728)	$144,877	$73,044

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(16,108)	$(14,503)	$4,731
Cash flows from investing activities:
Capital contribution to subsidiaries	(541)	(140,125)	(30,125)
Distributions received from special purpose entities	5,998	5,243	4,898
Dividends received from subsidiaries	135,000	109,000	110,800
Fixed maturity securities available for sale in nature:
Purchases	—	—	(1,060)
Sales	—	1,614	—
Equity securities available for sale in nature
Purchases	(22,286)	(22,406)	(64,807)
Sales	33,052	18,876	73,942
Calls	—	4,000	—
Decrease (increase) in short-term investments	18,065	(20,607)	515
Other, net	605	310	1,614
Net cash provided by (used in) investing activities	169,893	(44,095)	95,777
Cash flows from financing activities:
Dividends paid to shareholders	(138,478)	(137,886)	(137,201)
Employee taxes paid with shares related to share-based compensation	—	—	(3,292)
Proceeds from stock options exercised	358	2,162	1,632
Net proceeds from issuance of senior notes	—	371,011	—
Payoff of principal on loan and credit facilities	—	(180,000)	—
Proceeds from bank loan	—	—	30,000
Net cash (used in) provided by financing activities	(138,120)	55,287	(108,861)
Net increase (decrease) in cash	15,665	(3,311)	(8,353)
Cash:
Beginning of year	8,475	11,786	20,139
End of year	$24,140	$8,475	$11,786
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,586	$9,435	$2,397
Income taxes paid (refunded), net	$4,296	$346	$(339)

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
Distributions received from Special Purpose Entities

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $31 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018 and LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, on approximately $100 million of underlying obligations as of December 31, 2018 and 2017. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020, and the interest rate was changed to LIBOR plus 105 basis points.

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

Distributions of $6.0 million and $5.2 million were received in 2018 and 2017, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $135,000,000, $109,000,000 and $110,800,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2018, 2017 and 2016, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $541,000, $140,125,000 and $30,125,000 in 2018, 2017 and 2016, respectively.
Notes Payable

On March 8, 2017, Mercury General completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of Mercury General, with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off the total outstanding balance of $320 million under the existing loan and credit facility agreements and terminated the agreements on March 8, 2017. The remainder of the proceeds from the notes was used for general corporate purposes. Mercury General incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%.
Commitments and Contingencies

On March 29, 2017, Mercury General entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's

See accompanying Report of Independent Registered Public Accounting Firm

debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.8% at December 31, 2018, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 7, 2019, there have been no borrowings under this facility.
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2018	2017	2016
	(Amounts in thousands)
Direct amounts	$3,416,687	$3,221,493	$3,146,864
Ceded to other companies	(48,941)	(26,881)	(15,846)
Assumed	665	825	755
Net amounts	$3,368,411	$3,195,437	$3,131,773

See accompanying Report of Independent Registered Public Accounting Firm