Form 10-Q
period 2019-03-31
MERCURY GENERAL CORP
filed 2019-04-30
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 25, 2019, the registrant had issued and outstanding an aggregate of 55,352,577 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,011,979; $2,969,541)	$3,077,373	$2,985,161
Equity securities (cost $577,263; $544,082)	616,500	529,631
Short-term investments (cost $367,837; $254,518)	367,351	253,299
Total investments	4,061,224	3,768,091
Cash	270,105	314,291
Receivables:
Premium	579,963	555,038
Accrued investment income	43,936	45,373
Other	6,330	6,132
Total receivables	630,229	606,543
Reinsurance recoverables	114,500	221,088
Deferred policy acquisition costs	219,723	215,131
Fixed assets (net of accumulated depreciation $364,015; $359,269)	155,844	153,023
Operating lease right-of-use assets	41,275	—
Current income taxes	27,051	38,885
Deferred income taxes	—	13,339
Goodwill	42,796	42,796
Other intangible assets, net	14,437	15,534
Other assets	29,536	45,008
Total assets	$5,606,720	$5,433,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,787,612	$1,829,412
Unearned premiums	1,273,661	1,236,181
Notes payable	371,834	371,734
Accounts payable and accrued expenses	137,258	115,071
Operating lease liabilities	43,439	—
Deferred income taxes	6,166	—
Other liabilities	267,456	263,647
Total liabilities	3,887,426	3,816,045
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,350; 55,340	98,495	98,026
Retained earnings	1,620,799	1,519,658
Total shareholders’ equity	1,719,294	1,617,684
Total liabilities and shareholders’ equity	$5,606,720	$5,433,729
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums earned	$870,245	$808,084
Net investment income	34,174	31,510
Net realized investment gains (losses)	111,074	(58,735)
Other	2,250	2,325
Total revenues	1,017,743	783,184
Expenses:
Losses and loss adjustment expenses	630,416	632,234
Policy acquisition costs	148,413	140,984
Other operating expenses	67,489	65,399
Interest	4,256	4,266
Total expenses	850,574	842,883
Income (loss) before income taxes	167,169	(59,699)
Income tax expense (benefit)	31,302	(17,092)
Net income (loss)	$135,867	$(42,607)
Net income (loss) per share:
Basic	$2.46	$(0.77)
Diluted	$2.45	$(0.77)
Weighted average shares outstanding:
Basic	55,341	55,332
Diluted	55,348	55,332

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Common stock, beginning of year	$98,026	$97,523
Proceeds from stock options exercised	453	—
Share-based compensation expense	16	23
Common stock, end of period	98,495	97,546
Retained earnings, beginning of year	1,519,658	1,663,864
Net income (loss)	135,867	(42,607)
Dividends paid to shareholders	(34,726)	(34,582)
Retained earnings, end of period	1,620,799	1,586,675
Total shareholders’ equity, end of period	$1,719,294	$1,684,221

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$135,867	$(42,607)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,085	14,148
Net realized investment (gains) losses	(111,074)	58,735
Increase in premiums receivable	(24,923)	(35,117)
Decrease in reinsurance recoverables	106,588	3,673
Changes in current and deferred income taxes	31,338	(17,087)
Increase in deferred policy acquisition costs	(4,592)	(4,058)
(Decrease) increase in loss and loss adjustment expense reserves	(41,800)	20,360
Increase in unearned premiums	37,480	48,417
Increase in accounts payable and accrued expenses	22,742	24,761
Share-based compensation	16	23
Other, net	7,960	7,103
Net cash provided by operating activities	174,687	78,351
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(146,592)	(213,947)
Sales	15,197	60,238
Calls or maturities	80,099	62,673
Equity securities available for sale in nature:
Purchases	(256,696)	(249,177)
Sales	227,787	221,616
Changes in securities payable and receivable	15,901	19,537
(Increase) decrease in short-term investments	(113,287)	57,110
Purchases of fixed assets	(8,430)	(6,206)
Other, net	1,421	3,044
Net cash used in investing activities	(184,600)	(45,112)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,726)	(34,582)
Proceeds from stock options exercised	453	—
Net cash used in financing activities	(34,273)	(34,582)
Net decrease in cash	(44,186)	(1,343)
Cash:
Beginning of the year	314,291	291,413
End of period	$270,105	$290,070
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,268	$8,250
Income taxes refunded, net	$36	$6

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2019 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Earnings per Share

There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2019. Potentially dilutive securities representing approximately 55,000 shares of common stock were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2018 because their effect would have been anti-dilutive. For the three months ended March 31, 2018, the dilutive impact of incremental shares was excluded as the Company generated a net loss.
Dividends per Share

The Company declared and paid a dividend per share of $0.6275 and $0.6250 during the three months ended March 31, 2019 and 2018, respectively.
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

Deferred policy acquisition cost amortization was $148.4 million and $141.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $13.6 million and $13.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

The Company recognized ceded premiums earned of approximately $15 million and $13 million for the three months ended March 31, 2019 and 2018, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(58) million and $1 million for the three months ended March 31, 2019 and 2018, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three months ended March 31, 2019 resulted from re-estimation of the catastrophe loss reserves, including estimated subrogation that primarily benefited the Company's reinsurers, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which have been ceded to reinsurers under the Treaty. See Note 11. Loss and Loss Adjustment Expense Reserves for additional information.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.2 million and $4.3 million, with related expenses of $2.7 million and $2.8 million, for the three months ended March 31, 2019 and 2018, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 14. Segment Information).

As of March 31, 2019 and December 31, 2018, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance receivables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. Subsequently, the FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify or address certain aspects of it. ASU 2016-13 and the additional ASUs on Topic 326 will be effective for the Company beginning January 1, 2020. While the Company is in the process of evaluating the impact of ASU 2016-13, it does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures as most of its financial instruments with potential exposure to material credit losses are accounted for at fair value through net income.

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

The following table presents the fair values of financial instruments:

	March 31, 2019	December 31, 2018

	(Amounts in thousands)
Assets
Investments	$4,061,224	$3,768,091
Note receivable	5,588	5,557
Liabilities
Total return swap	$2,312	$4,851
Options sold	716	3
Unsecured notes	372,638	362,674
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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2019 and December 31, 2018. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2019 and December 31, 2018, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2019 and December 31, 2018 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to the application of the fair value option:

	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands)
Fixed maturity securities	$49,775	$(46,213)
Equity securities	53,687	(11,886)
Short-term investments	734	(392)
Total investments	$104,196	$(58,491)
Note receivable	31	(41)
Total gains (losses)	$104,227	$(58,532)
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
The Company obtained unadjusted fair values on 98.3% of its investment portfolio from an independent pricing service. For a private equity fund that was classified as Level 3 and included in equity securities at March 31, 2019 and December 31, 2018, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $22.4 million and $24.8 million in commercial mortgage-backed securities at March 31, 2019 and December 31, 2018, respectively.
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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at March 31, 2019 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of approximately one to four years from March 31, 2019. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2019
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$23,786	$—	$—	$23,786
Municipal securities	—	2,695,108	—	2,695,108
Mortgage-backed securities	—	28,438	—	28,438
Corporate securities	—	118,024	—	118,024
Collateralized loan obligations	—	172,963	—	172,963
Other asset-backed securities	—	39,054	—	39,054
Total fixed maturity securities	23,786	3,053,587	—	3,077,373
Equity securities:
Common stock	513,908	—	—	513,908
Non-redeemable preferred stock	—	33,739	—	33,739
Private equity fund	—	—	1,213	1,213
Private equity fund measured at net asset value (1)				67,640
Total equity securities	513,908	33,739	1,213	616,500
Short-term investments:
Short-term bonds	32,801	19,869	—	52,670
Money market instruments	314,681	—	—	314,681
Total short-term investments	347,482	19,869	—	367,351
Other assets:
Note receivable	—	5,588	—	5,588
Total assets at fair value	$885,176	$3,112,783	$1,213	$4,066,812
Liabilities
Other liabilities:
Total return swap	$—	$2,312	$—	$2,312
Options sold	716	—	—	716
Total liabilities at fair value	$716	$2,312	$—	$3,028

	December 31, 2018
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$25,003	$—	$—	$25,003
Municipal securities	—	2,620,132	—	2,620,132
Mortgage-backed securities	—	30,952	—	30,952
Corporate securities	—	105,524	—	105,524
Collateralized loan obligations	—	165,789	—	165,789
Other asset-backed securities	—	37,761	—	37,761
Total fixed maturity securities	25,003	2,960,158	—	2,985,161
Equity securities:
Common stock	430,973	—	—	430,973
Non-redeemable preferred stock	—	31,433	—	31,433
Private equity fund	—	—	1,445	1,445
Private equity fund measured at net asset value (1)				65,780
Total equity securities	430,973	31,433	1,445	529,631
Short-term investments:
Short-term bonds	31,472	16,784	—	48,256
Money market instruments	205,043	—	—	205,043
Total short-term investments	236,515	16,784	—	253,299
Other assets:
Note receivable	—	5,557	—	5,557
Total assets at fair value	$692,491	$3,013,932	$1,445	$3,773,648
Liabilities
Other liabilities:
Total return swap	$—	$4,851	$—	$4,851
Options sold	3	—	—	3
Total liabilities at fair value	$3	$4,851	$—	$4,854
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands)
Beginning balance	$1,445	$1,481
Realized gains (losses) included in earnings	111	(31)
Settlements	(343)	—
Ending balance	$1,213	$1,450
The amount of total gains (losses) for the period included in earnings attributable to assets still held at March 31	$103	$(31)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

At March 31, 2019, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,834	$372,638	$—	$372,638	$—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,734	$362,674	$—	$362,674	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2019 and December 31, 2018 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
See Note 12. Notes Payable for additional information on unsecured notes.
6. Leases

The Company adopted ASU 2016-02, "Leases (Topic 842)," which supersedes the guidance in Accounting Standards Codification ("ASC") 840, "Leases," on January 1, 2019, using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of retained earnings as of the effective date (the "effective date method"). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (a) whether arrangements contain leases, (b) lease classification and (c) initial direct costs. Adoption of the new standard resulted in the recognition of operating lease right-of-use ("ROU") assets and operating lease liabilities of approximately $41 million and $43 million, respectively, at the adoption date for the Company's operating leases. The difference of approximately $2 million between the operating lease ROU assets and operating lease liabilities represents reclassification of deferred rent liability (the difference between the straight-line rent expenses and paid rent amounts under the leases) to operating lease ROU assets from other liabilities at the adoption date. The Company did not have any cumulative-effect adjustment as a result of the adoption.

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for general uses and certain employees, and office equipment such as printers and computers. As of March 31, 2019, the Company's leases had remaining terms ranging from less than one year to approximately 7 years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of uses. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at our sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its estimated incremental borrowing rate for office space and office equipment leases, which is derived from information available at the lease commencement date, in determining the present value of lease payments, as the implicit rate is not readily available for such leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. For automobile leases, the Company uses a rate implicit in the lease at the lease commencement date in determining the present value of lease payments, as the readily-determinable implicit rate is provided in such leases. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not use the short-term lease exemption practical expedient and records all leases on the balance sheets, including leases with a term of twelve months or less. The Company accounts for the lease and non-lease components as a single lease component for all of its leases. Lease expense for scheduled lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended March 31, 2019
Lease Cost	Classification
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$3,190
Variable lease cost (1)	Other operating expenses	739
Total lease cost		3,929
__________
(1) Includes short-term leases, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(Amounts in thousands)
Operating lease ROU assets	$41,275
Operating lease liabilities	43,439

Weighted-average lease term and discount rate were as follows:

March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	3.9

Weighted-average discount rate:
Operating leases	3.29%

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2019

(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,316

ROU assets obtained in exchange for lease liabilities:
Operating leases	1,892

Maturities of lease liabilities as of March 31, 2019 were as follows:

Year	Operating Leases
(Amounts in thousands)
Remainder of 2019	$10,171
2020	12,455
2021	9,699
2022	7,573
2023	4,130
2024 and thereafter	2,446
Total lease payments	46,474
Less: Imputed interest	3,035
Total lease obligations	43,439

As of March 31, 2019, the Company had additional operating lease commitments that have not yet commenced of approximately $6.5 million with each lease term ranging from approximately 1 year to 8 years. These operating leases will commence in 2019.

Disclosures related to periods prior to adoption of ASC Topic 842

Total rent expense recognized under the Company's various lease agreements was $3.6 million for the three months ended March 31, 2018. The following table presents future minimum commitments for operating leases as of December 31, 2018:

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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $31 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest at the rate of LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018, LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, and LIBOR plus 105 basis points subsequent to the July 2018 renewal on the outstanding notional amount of the underlying obligations, which was approximately $106 million and $100 million as of March 31, 2019 and December 31, 2018, respectively. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020, and the interest rate was changed to LIBOR plus 105 basis points.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	March 31, 2019	December 31, 2018

	(Amount in thousands)
Options sold - Other liabilities	$716	$3
Total return swap - Other liabilities	2,312	4,851
Total derivatives	$3,028	$4,854

	Gains (Losses) Recognized in Income
	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$1,766	$602
Options sold - Net realized investment gains (losses)	873	2,922
Total	$2,639	$3,524
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
8. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2019 and 2018. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2019 and 2018. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 14. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2019:
Customer relationships	$53,212	$(48,998)	$4,214	11
Trade names	15,400	(6,577)	8,823	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,312	$(59,875)	$14,437

As of December 31, 2018:
Customer relationships	$53,048	$(47,897)	$5,151	11
Trade names	15,400	(6,417)	8,983	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,148	$(58,614)	$15,534

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2019 and 2018.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.3 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2019:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2019	$3,802
2020	922
2021	902
2022	878
2023	714
Thereafter	5,819
Total	$13,037

9. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of March 31, 2019, the Company had 70,000 stock options granted and outstanding and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of March 31, 2019, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. 10,000 of these stock options were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes).

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
As of March 31, 2019, the Company had $0.4 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 2.9 years.
The fair value of each RSU grant was determined based on the market price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as liability. The RSUs vested at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieved the threshold established by the Compensation Committee of the Company’s Board of Directors. Performance thresholds were based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. Compensation cost was recognized based on management’s best estimate of the performance goals that would be achieved at the end of the performance period, taking into account expected forfeitures. If the minimum performance goals were not expected to be met, no compensation cost was recognized and any recognized compensation cost was reversed.

In February 2019, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2018, all of the outstanding RSUs granted in 2016 expired unvested because the Company did not meet the minimum three-year performance threshold.

In March 2018, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2017, all of the outstanding RSUs granted in 2015 expired unvested because the Company did not meet the minimum three-year performance threshold.
No RSUs or stock options were awarded during the three months ended March 31, 2019.
10. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $71,000 increase to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2019. The increase was the result of tax positions taken regarding California state tax issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2015 through 2017 for federal taxes and 2011 through 2017 for California state taxes. For tax years 2003 through 2010, the Company achieved a resolution with the Franchise Tax Board (“FTB”) in December 2017 and paid a negotiated settlement amount in accordance with the settlement agreement provided by the FTB and signed by the Company. The settlement agreement was approved and executed in the first quarter of 2019.

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

At March 31, 2019, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

11. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands)
Gross reserves at January 1	$1,829,412	$1,510,613
Less reinsurance recoverables on unpaid losses	(180,859)	(64,001)
Net reserves at January 1	1,648,553	1,446,612
Incurred losses and loss adjustment expenses related to:
Current year	629,054	589,582
Prior years	1,362	42,652
Total incurred losses and loss adjustment expenses	630,416	632,234
Loss and loss adjustment expense payments related to:
Current year	274,273	254,841
Prior years	344,718	345,826
Total payments	618,991	600,667
Net reserves at March 31	1,659,978	1,478,179
Reinsurance recoverables on unpaid losses	127,634	52,794
Gross reserves at March 31	$1,787,612	$1,530,973

The increase in the provision for insured events of prior years in 2019 of approximately $1.4 million was primarily attributable to higher than estimated automobile losses, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures, as described further below. The increase in the provision for insured events of prior years in 2018 of approximately $42.7 million was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims.

For the three months ended March 31, 2019 and 2018, the Company recorded catastrophe losses net of reinsurance of approximately $5 million and $9 million, respectively. Gross catastrophe losses due to the catastrophe events that occurred during the three months ended March 31, 2019 totaled approximately $11 million resulting primarily from winter storms in California, with no reinsurance benefits used for these losses. These losses were partially offset by favorable development of approximately $6 million on prior years' catastrophe losses, primarily from reductions in the Company’s retained portion of losses on the Camp and Woolsey Fires, as described above and below. The 2018 catastrophe losses were primarily due to winter storms and mudslides in California and winter storms in the states along the Atlantic Seaboard, with no reinsurance benefits used for these losses.

During the first quarter of 2019, the Company completed the sale of its subrogation rights related to the 2018 Camp and Woolsey Fires and the 2017 Thomas Fire (which was a component of the "2017 Southern California fires") to a third party. The Company’s reinsurers were the primary beneficiaries of this transaction, as they had absorbed most of the losses under the terms of the Treaty. The Company has re-estimated its gross and net losses from the 2018 Camp and Woolsey Fires and the 2017 Southern California fires. At March 31, 2019, the Company estimates that its total gross losses from these catastrophes, after accounting for the assignment of subrogation rights and adjustments made to claims reserves as part of normal reserving procedures, were approximately $208 million, and its total net losses, after reinsurance benefits, were approximately $40 million. The Company benefited by approximately $10 million, before taxes, in the first quarter of 2019 from the sale of the subrogation rights, including adjustments made to the associated claims as a result of normal reserving procedures, reductions in the Company's retained portion of losses on the Camp and Woolsey Fires, and reduced reinstatement premiums recognized.

12. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,166	3,266
Total debt				$371,834	$371,734
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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.9% at March 31, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 25, 2019, there have been no borrowings under this facility.

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

13. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment entered on November 17, 2016. While the appeal is still pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has been appealed, the Company has not yet recognized the $30.9 million as a gain in the consolidated statements of operations; instead, the Company recorded the $30.9 million plus interest earned, a total of approximately $31.8 million at March 31, 2019, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

14. Segment Information

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
The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$863.1	$7.1	$870.2	$800.3	$7.8	$808.1
Less:
Losses and loss adjustment expenses	626.8	3.6	630.4	628.3	3.9	632.2
Underwriting expenses	212.5	3.4	215.9	202.6	3.8	206.4
Underwriting gain (loss)	23.8	0.1	23.9	(30.6)	0.1	(30.5)
Investment income			34.2			31.5
Net realized investment gains (losses)			111.1			(58.7)
Other income			2.3			2.3
Interest expense			(4.3)			(4.3)
Pre-tax income (loss)			$167.2			$(59.7)
Net income (loss)			$135.9			$(42.6)

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business:

	Three Months Ended March 31,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$672.6	$—	$672.6	$627.0	$—	$627.0
Homeowners	119.3	—	119.3	107.8	—	107.8
Commercial automobile	49.6	—	49.6	44.9	—	44.9
Other	21.6	7.1	28.7	20.6	7.8	28.4
Net premiums earned	$863.1	$7.1	$870.2	$800.3	$7.8	$808.1

Private passenger automobile	$705.3	$—	$705.3	$674.0	$—	$674.0
Homeowners	130.9	—	130.9	115.3	—	115.3
Commercial automobile	54.4	—	54.4	49.7	—	49.7
Other	24.7	6.8	31.5	23.6	6.4	30.0
Direct premiums written	$915.3	$6.8	$922.1	$862.6	$6.4	$869.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2019.
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

The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$616,065	$114,534	$33,509	$28,762	$792,870	86.0%
Other states (1)	89,262	16,379	20,854	2,726	129,221	14.0%
Total	$705,327	$130,913	$54,363	$31,488	$922,091	100.0%
	76.5%	14.2%	5.9%	3.4%	100.0%

	Three Months Ended March 31, 2018
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$582,144	$101,083	$28,854	$27,751	$739,832	85.1%
Florida	34,642	1	4,374	79	39,096	4.5%
Other states (1)	57,204	14,214	16,517	2,152	90,087	10.4%
Total	$673,990	$115,298	$49,745	$29,982	$869,015	100.0%
	77.5%	13.3%	5.7%	3.5%	100.0%
______________

(1)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA,FL,GA,IL,OK,TX	Coordinated Multi-state Financial	2014 to 2017	Fieldwork began in the second quarter of 2018.
CA	Rating and Underwriting	2014	Fieldwork is completed. Awaiting draft report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported to date are expected to be material to the Company’s financial position.

In March 2019, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business in Mercury Insurance Company (“MIC”), which represented approximately 54% of the Company's total net premiums earned for the three months ended March 31, 2019. The Company expects to implement this rate increase in May 2019.

In January 2019, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business in California Automobile Insurance Company, which represented approximately 12% of the Company's total net premiums earned for the three months ended March 31, 2019. The Company implemented this rate increase in March 2019.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and Note 13. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.
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
At March 31, 2019 and December 31, 2018, the Company recorded its point estimate of approximately $1.79 billion and $1.83 billion ($1.66 billion and $1.65 billion, net of reinsurance), respectively, in loss reserves, which included approximately $773.9 million and $822.9 million ($741.4 million and $751.3 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2019 and December 31, 2018, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At March 31, 2019, 98.3% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.
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
Income Taxes

At March 31, 2019, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") on December 22, 2017, which was effective for tax years beginning January 1, 2018, has impacted and will likely further impact the Company's business and investment strategies as well as financial results. There are complex factors at play, including the effect of insurance regulation and competition, which may require the tax benefits due to the reduction in the corporate tax rate to be passed on to consumers, and changing dynamics in the capital markets, which have caused and may further cause a shift in the Company’s allocation between taxable and tax-exempt investments.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the thee months ended March 31, 2019 was 18.7%, compared to 28.6% for the same period in 2018. Tax-exempt investment income coupled with pre-tax income lowered the effective tax rate for the three months ended March 31, 2019 relative to the statutory tax rate of 21%, while tax-exempt investment income coupled with pre-tax loss increased the effective tax rate for the same period in 2018.

Contingent Liabilities

The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See "Regulatory and Legal Matters" above and Note 13. Contingencies of the Notes to Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2019 increased 7.7% and 6.4%, respectively, from the corresponding period in 2018. The increase in net premiums earned and net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in the number of homeowners policies written in California.

The Company, which predominantly offers six-month personal automobile insurance policies, reintroduced twelve-month personal automobile policies for new business in MIC, its largest insurance subsidiary, in March 2018. Twelve-month policies are generally sold for twice the price of six-month policies. MIC's net premiums written from twelve-month policies for the three months ended March 31, 2019 and 2018 was approximately $76 million and $31 million, respectively.

Net premiums earned included ceded premiums earned of $14.6 million and $12.6 million for the three months ended March 31, 2019 and 2018, respectively. Net premiums written included ceded premiums written of $5.9 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in ceded premiums earned for the three months ended March 31, 2019 compared to the same period in 2018 resulted mostly from an increase in reinsurance rates, growth in the covered book of business, and an increase in reinstatement premiums following the Camp and Woolsey Fires in the fourth quarter of 2018 that caused higher losses than the wildfires in the fourth quarter of 2017. The decrease in ceded premiums written for the three months ended March 31, 2019 compared to the same period in 2018 was largely due to reductions in the estimated total losses and reinsurance benefits for the Camp and Woolsey Fires during the first quarter of 2019, which correspondingly lowered the reinstatement premiums previously ceded, as described further in Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands)
Net premiums earned	$870,245	$808,084
Change in net unearned premium	46,203	53,183
Net premiums written	$916,448	$861,267

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2019	2018

Loss ratio	72.4%	78.2%
Expense ratio	24.8%	25.5%
Combined ratio (1)	97.3%	103.8%
__________
(1)    Combined ratios for the three months ended March 31, 2019 and 2018 do not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $1 million and $43 million on prior accident years' loss reserves for the first quarter of 2019 and 2018, respectively. The majority of the unfavorable development in the first quarter of 2019 was attributable to higher than estimated automobile losses, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the catastrophe reinsurance treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures, as described further in Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements. The majority of the unfavorable development in the first quarter of 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims. In addition, the 2019 loss ratio was negatively impacted by approximately $5 million of catastrophe losses, net of reinsurance benefits, primarily due to winter storms in California, partially offset by favorable development of approximately $6 million on prior years' catastrophe losses, primarily from reductions in the Company’s retained portion of losses on the Camp and Woolsey Fires, as described above. The 2018 loss ratio was negatively impacted by approximately $9 million of catastrophe losses, primarily due to winter storms and mudslides in California and winter storms in the states along the Atlantic Seaboard. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.7% and 71.8% for the three months ended March 31, 2019 and 2018, respectively. The slight decrease in the loss ratio primarily resulted from premium rate increases on automobile insurance policies, partially offset by higher loss severity.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2019 decreased compared to the same period in 2018, largely because growth in net premiums earned outpaced the increase in policy acquisition costs and other operating expenses.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $31.3 million and $(17.1) million for the three months ended March 31, 2019 and 2018, respectively. The $48.4 million increase in income tax expense was primarily due to an increase in fully taxable income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2018.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2019	2018

	(Dollars in thousands)
Average invested assets at cost (1)	$3,888,592	$3,629,913
Net investment income (2)
Before income taxes	$34,174	$31,510
After income taxes	$30,254	$28,396
Average annual yield on investments
Before income taxes	3.5%	3.5%
After income taxes	3.1%	3.1%
Net realized investment gains (losses)	$111,074	$(58,735)
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)	Net investment income before and after income taxes increased largely due to higher average invested assets.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended March 31, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(100)	$49,775	$49,675
Equity securities (1)(3)	5,250	53,687	58,937
Short-term investments (1)	(942)	734	(208)
Note receivable (1)	—	31	31
Total return swap	(772)	2,538	1,766
Options sold	854	19	873
Total	$4,290	$106,784	$111,074

	Three Months Ended March 31, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(587)	$(46,213)	$(46,800)
Equity securities (1)(3)	(3,128)	(11,886)	(15,014)
Short-term investments (1)	(12)	(392)	(404)
Note receivable (1)	—	(41)	(41)
Total return swaps	203	399	602
Options sold	2,361	561	2,922
Total	$(1,163)	$(57,572)	$(58,735)
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The increase in fair value of fixed maturity securities for the first quarter of 2019 was primarily due to decreases in market interest rates. The decrease in fair value of fixed maturity securities for the first quarter of 2018 was primarily due to increases in market interest rates.

(3)
The primary cause for the increase in fair value of equity securities for the first quarter of 2019 was overall improvement in equity markets, and the main cause for the decrease for the first quarter of 2018 was overall decline in equity markets.

Net Income

	Three Months Ended March 31,
	2019	2018

	(Amounts in thousands, except per share data)
Net income (loss)	$135,867	$(42,607)
Basic average shares outstanding	55,341	55,332
Diluted average shares outstanding	55,348	55,332
Basic Per Share Data:
Net income (loss)	$2.46	$(0.77)
Net realized investment gains (losses), net of tax	$1.59	$(0.84)
Diluted Per Share Data:
Net income (loss)	$2.45	$(0.77)
Net realized investment gains (losses), net of tax	$1.58	$(0.84)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $637.5 million at March 31, 2019 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2019 was $174.7 million, an increase of $96.3 million compared to the corresponding period in 2018. The increase was primarily due to an increase in premium collections, partially offset by higher paid losses and loss adjustment expenses and operating expenses. The Company utilized the cash provided by operating activities during the three months ended March 31, 2019 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2019 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$107,085
Due after one year through two years	90,566
Due after two years through three years	126,641
Due after three years through four years	118,696
Due after four years through five years	87,110
Total due within five years	$530,098
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

Two major catastrophe events that occurred in the fourth quarter of 2018, the Camp Fire in Northern California and the Woolsey Fire in Southern California, caused approximately $146 million and $41 million as of March 31, 2019, respectively, in losses to the Company, before reinsurance benefits. The combined loss to the Company from these two events, net of reinsurance benefits, totaled approximately $30 million, after accounting for the sale of subrogation rights to a third party (See Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements above for more information on the sale), representing $20 million for the Company's initial reinsurance retention for the two catastrophe events, $10 million for each event, and approximately $10 million Company retention from the first layer of reinstated reinsurance limit previously used up. The Company recorded a total of approximately $15 million in ceded reinstatement premiums written and approximately $9 million in ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to these two catastrophe events.

The Company has incurred a total of approximately $21 million in losses as of March 31, 2019, before reinsurance benefits, resulting from a destructive wildfire, known as the Carr Fire, that occurred in Shasta County of Northern California in the third quarter of 2018. The loss to the Company, net of reinsurance benefits, was approximately $10 million, most of which is the Company's retention on the catastrophe event. The Company recorded approximately $3 million in ceded reinstatement premiums written and approximately $2 million in ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to this catastrophe event.

As a result of reinsurance benefits used for the catastrophes described above under the Treaty ending June 30, 2019, the Company has exhausted the reinstated limit on the first layer ($30 million limit in excess of $10 million retention) of the Treaty, and a second reinstatement is not available under the current terms of the Treaty. Should there be another major catastrophe event within the Treaty period ending June 30, 2019, the Company would retain the first $10 million of losses, retain the following $30 million of losses reflecting that the reinstated first layer limit has been used up, and have available $60 million in reinsurance coverage for losses above $40 million up to $100 million, 100% reinsurance coverage for losses above $100 million up to $200 million and 5% reinsurance coverage for losses above $200 million up to $500 million.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2019:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$23,821	$23,786
Municipal securities	2,628,281	2,695,108
Mortgage-backed securities	28,033	28,438
Corporate securities	117,653	118,024
Collateralized loan obligations	175,401	172,963
Other asset-backed securities	38,790	39,054
	3,011,979	3,077,373
Equity securities:
Common stock	472,028	513,908
Non-redeemable preferred stock	34,429	33,739
Private equity fund	1,137	1,213
Private equity fund measured at net asset value (2)	69,669	67,640
	577,263	616,500
Short-term investments	367,837	367,351
Total investments	$3,957,079	$4,061,224
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2019, 64.9% of the Company’s total investment portfolio at fair value and 85.7% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. At March 31, 2019, 85.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2019	December 31, 2018

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	14.4	14.2
including short-term investments	12.8	13.1
Call-adjusted average maturity:
excluding short-term investments	4.9	4.9
including short-term investments	4.4	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.2	4.3
including short-term investments	3.7	4.0
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2019, consistent with the average rating at December 31, 2018. The Company's municipal bond holdings of which 97.8% were tax exempt, represented 85.7% of its fixed maturity securities portfolio at March 31, 2019, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2019, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $36.8 million and $65.2 million, respectively, at fair value, and represented 1.2% and 2.1%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2018, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $36.0 million and $76.4 million, respectively, at fair value, and represented 1.2% and 2.6%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the three months ended March 31, 2019, with 97.0% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.3% and 0.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2019; the downgrades were slight and still within the investment grade portfolio.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2019
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$23,786	$—	$—	$—	$—	$23,786
Total	23,786	—	—	—	—	23,786
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	30,232	158,199	127,601	70,919	14,086	401,037
Uninsured	31,441	720,273	1,266,485	219,184	56,688	2,294,071
Total	61,673	878,472	1,394,086	290,103	70,774	2,695,108
	2.3%	32.6%	51.7%	10.8%	2.6%	100.0%
Mortgage-backed securities:
Commercial	8,381	5,277	4,759	4,032	—	22,449
Agencies	1,730	—	—	—	—	1,730
Non-agencies:
Prime	—	57	153	—	925	1,135
Alt-A	—	870	—	538	1,716	3,124
Total	10,111	6,204	4,912	4,570	2,641	28,438
	35.5%	21.8%	17.3%	16.1%	9.3%	100.0%
Corporate securities:
Basic materials	—	—	—	3,957	2,709	6,666
Communications	—	—	333	343	—	676
Consumer, cyclical	—	—	—	7,469	1,823	9,292
Consumer, non-cyclical	—	—	439	3,297	124	3,860
Energy	—	—	2,911	19,272	4,033	26,216
Financial	—	10,532	24,844	19,793	5,164	60,333
Industrial	—	—	—	4,153	—	4,153
Technology	—	—	—	—	—	—
Utilities	—	—	6,266	—	562	6,828
Total	—	10,532	34,793	58,284	14,415	118,024
	—%	8.9%	29.5%	49.4%	12.2%	100.0%
Collateralized loan obligations:
Corporate	19,626	20,978	124,627	—	7,732	172,963
Total	19,626	20,978	124,627	—	7,732	172,963
	11.3%	12.1%	72.1%	—%	4.5%	100.0%

Other asset-backed securities	6,036	—	15,630	10,371	7,017	39,054
	15.5%	—%	40.0%	26.5%	18.0%	100.0%
Total	$121,232	$916,186	$1,574,048	$363,328	$102,579	$3,077,373
	3.9%	29.8%	51.1%	11.9%	3.3%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $23.8 million and $25.0 million at fair value (each representing 0.8% of its fixed maturity securities portfolio) in U.S. government bonds at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.6 years and 1.7 years at March 31, 2019 and December 31, 2018, respectively.

Municipal Securities

The Company had $2.70 billion and $2.62 billion, or 87.6% and 87.8% of its fixed maturity securities portfolio, at fair value, in municipal securities, $401.0 million and $404.8 million of which were insured, at March 31, 2019 and December 31, 2018, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2019 and December 31, 2018.
At March 31, 2019 and December 31, 2018, 62.0% and 62.6%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2019 and December 31, 2018, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 38.0% and 37.4% of insured municipal securities at March 31, 2019 and December 31, 2018, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.2 years at March 31, 2019 and December 31, 2018.
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

Mortgage-Backed Securities

At March 31, 2019 and December 31, 2018, the mortgage-backed securities portfolio of $28.4 million and $31.0 million, or 0.9% and 1.0%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $3.1 million and $3.2 million, respectively, at fair value ($3.1 million and $3.2 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $22.4 million and $24.8 million at fair value ($22.2 million and $24.5 million at amortized cost) in commercial mortgage-backed securities at March 31, 2019 and December 31, 2018, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities at March 31, 2019 and December 31, 2018 was BB, while the weighted-average rating of the entire mortgage-backed securities portfolio was A+ at March 31, 2019 and December 31, 2018. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.1 years and 4.0 years at March 31, 2019 and December 31, 2018, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities are as follows:

	March 31, 2019	December 31, 2018

	(Amounts in thousands)
Corporate securities at fair value	$118,024	$105,524
Percentage of total fixed maturity securities portfolio	3.8%	3.5%
Modified duration	2.5 years	2.4 years
Weighted-average rating	BBB+	BBB

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities are as follows:

	March 31, 2019	December 31, 2018

	(Amounts in thousands)
Collateralized loan obligations at fair value	$172,963	$165,789
Percentage of total fixed maturity securities portfolio	5.6%	5.6%
Modified duration	5.3 years	5.5 years
Weighted-average rating	A+	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities are as follows:

	March 31, 2019	December 31, 2018

	(Amounts in thousands)
Other asset-backed securities at fair value	$39,054	$37,761
Percentage of total fixed maturity securities portfolio	1.3%	1.3%
Modified duration	3.5 years	2.1 years
Weighted-average rating	A	A+

Equity Securities

Equity holdings of $616.5 million and $529.6 million at fair value, as of March 31, 2019 and December 31, 2018, respectively, consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. The Company had a net gain (loss) of $53.7 million and $(11.9) million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2019 and 2018, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2019 was overall improvement in equity markets, and the main cause for the decrease for the three months ended March 31, 2018 was overall decline in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2019, 15.2% of the total investment portfolio at fair value was held in equity securities, compared to 14.1% at December 31, 2018.
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

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.9% at March 31, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 25, 2019, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2019.

For additional information on debt, see Note 12. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.53 billion at March 31, 2019, and net premiums written of $3.6 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.32 to 1 at March 31, 2019.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2019, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2018.

The following table presents municipal securities by state in descending order of holdings at fair value at March 31, 2019:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$385,608	A+
Florida	261,007	A+
Illinois	229,225	A-
Pennsylvania	163,984	A+
California	152,257	A+
Other states	1,503,027	A+
Total	$2,695,108
At March 31, 2019, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 14.3% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2019. 5.4% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at March 31, 2019. 3.3% of the Company’s taxable fixed maturity securities at fair value, representing 0.5% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2019. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At March 31, 2019, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $513.9 million in common stocks, $33.7 million in non-redeemable preferred stocks, and $68.9 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 12.7% of total investments at fair value at March 31, 2019. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

	(Amounts in thousands, except average Beta)
Average Beta	0.84	0.78
Hypothetical reduction of 25% in the overall value of the stock market	$107,921	$84,040
Hypothetical reduction of 50% in the overall value of the stock market	$215,842	$168,080

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
The fixed maturity securities portfolio, which represented 75.8% of total investments at March 31, 2019 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.7 years and 4.0 years at March 31, 2019 and December 31, 2018, respectively.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2019 would decrease by $129.2 million and $258.4 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 26, 2019, the Compensation Committee of the Board of Directors approved a cash bonus plan covering the Company’s named executive officers for 2019 (the “2019 Bonus Plan”). The bonuses payable under the 2019 Bonus Plan will be determined by the Compensation Committee after evaluating Company performance relative to specified corporate goals adopted by the Compensation Committee, which for 2019 will relate to the Company’s combined ratio and policies in force. The target bonus percentage for each named executive officer as a percentage of his annual base salary is: George Joseph, Chairman of the Board, 100%; Gabe Tirador, Chief Executive Officer and President, 100%; and Theodore Stalick, Senior Vice President and Chief Financial Officer, 80%. Christopher Graves, the Company’s Vice President and Chief Investment Officer, is eligible to receive an annual discretionary bonus, which is determined each year by Messrs. Joseph and Tirador based on their subjective review of his individual performance and the performance of the Company's investment department, and will not be a participant in the 2019 Bonus Plan. The Company expects to adopt a similar bonus program for future years, which will reward achievement at specified levels of corporate financial performance and will contain target bonuses consistent with those disclosed above.

Item 6. Exhibits

3.1
Articles of Incorporation of the Company, as amended to date, were filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1997, and are incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company were filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 2007, and are incorporated herein by this reference.

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MERCURY GENERAL CORPORATION

Date: April 30, 2019	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: April 30, 2019	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer