Form 10-Q
period 2019-06-30
MERCURY GENERAL CORP
filed 2019-07-30
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission File No. 001-12257
 ______________________________
MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________

California		95-2211612
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard
Los Angeles,	California	90010
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (323) 937-1060
 _______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MCY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 25, 2019, the registrant had issued and outstanding an aggregate of 55,354,691 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,053,621; $2,969,541)	$3,157,398	$2,985,161
Equity securities (cost $594,810; $544,082)	645,407	529,631
Short-term investments (cost $362,191; $254,518)	362,197	253,299
Total investments	4,165,002	3,768,091
Cash	240,320	314,291
Receivables:
Premium	592,732	555,038
Accrued investment income	42,691	45,373
Other	5,252	6,132
Total receivables	640,675	606,543
Reinsurance recoverables	126,571	221,088
Deferred policy acquisition costs	227,167	215,131
Fixed assets (net of accumulated depreciation $369,817; $359,269)	162,650	153,023
Operating lease right-of-use assets	44,432	—
Current income taxes	18,210	38,885
Deferred income taxes	—	13,339
Goodwill	42,796	42,796
Other intangible assets, net	13,170	15,534
Other assets	35,525	45,008
Total assets	$5,716,518	$5,433,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,783,924	$1,829,412
Unearned premiums	1,314,995	1,236,181
Notes payable	371,934	371,734
Accounts payable and accrued expenses	147,424	115,071
Operating lease liabilities	47,091	—
Deferred income taxes	15,654	—
Other liabilities	267,534	263,647
Total liabilities	3,948,556	3,816,045
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,355; 55,340	98,647	98,026
Retained earnings	1,669,315	1,519,658
Total shareholders’ equity	1,767,962	1,617,684
Total liabilities and shareholders’ equity	$5,716,518	$5,433,729
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$888,776	$833,959	$1,759,021	$1,642,043
Net investment income	35,032	34,786	69,206	66,296
Net realized investment gains (losses)	53,329	14,290	164,403	(44,445)
Other	2,350	2,356	4,600	4,681
Total revenues	979,487	885,391	1,997,230	1,668,575
Expenses:
Losses and loss adjustment expenses	656,577	605,547	1,286,993	1,237,781
Policy acquisition costs	148,629	141,520	297,042	282,504
Other operating expenses	68,420	60,822	135,909	126,221
Interest	4,266	4,256	8,522	8,522
Total expenses	877,892	812,145	1,728,466	1,655,028
Income before income taxes	101,595	73,246	268,764	13,547
Income tax expense (benefit)	18,345	13,066	49,647	(4,026)
Net income	$83,250	$60,180	$219,117	$17,573
Net income per share:
Basic	$1.50	$1.09	$3.96	$0.32
Diluted	$1.50	$1.09	$3.96	$0.32
Weighted average shares outstanding:
Basic	55,353	55,332	55,347	55,332
Diluted	55,363	55,335	55,356	55,335

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock, beginning of period	$98,495	$97,546	$98,026	$97,523
Proceeds from stock options exercised	138	—	591	—
Share-based compensation expense	36	40	52	63
Withholding tax on stock options exercised	(22)	—	(22)	—
Common stock, end of period	98,647	97,586	98,647	97,586
Retained earnings, beginning of period	1,620,799	1,586,675	1,519,658	1,663,864
Net income	83,250	60,180	219,117	17,573
Dividends paid to shareholders	(34,734)	(34,583)	(69,460)	(69,165)
Retained earnings, end of period	1,669,315	1,612,272	1,669,315	1,612,272
Total shareholders’ equity, end of period	$1,767,962	$1,709,858	$1,767,962	$1,709,858

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219,117	$17,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,164	28,572
Net realized investment (gains) losses	(164,403)	44,445
Increase in premiums receivable	(37,693)	(53,220)
Decrease in reinsurance recoverables	94,517	8,512
Changes in current and deferred income taxes	49,667	(4,723)
Increase in deferred policy acquisition costs	(12,036)	(11,124)
(Decrease) increase in loss and loss adjustment expense reserves	(45,488)	39,237
Increase in unearned premiums	78,814	88,839
Increase in accounts payable and accrued expenses	32,560	25,546
Share-based compensation	52	63
Other, net	19,352	355
Net cash provided by operating activities	265,623	184,075
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(294,561)	(393,898)
Sales	53,969	118,477
Calls or maturities	138,846	155,614
Equity securities available for sale in nature:
Purchases	(554,130)	(497,459)
Sales	508,365	417,663
Changes in securities payable and receivable	2,450	12,263
(Increase) decrease in short-term investments	(108,370)	31,789
Purchases of fixed assets	(20,874)	(13,148)
Other, net	3,580	6,127
Net cash used in investing activities	(270,725)	(162,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(69,460)	(69,165)
Proceeds from stock options exercised	591	—
Net cash used in financing activities	(68,869)	(69,165)
Net decrease in cash	(73,971)	(47,662)
Cash:
Beginning of the year	314,291	291,413
End of period	$240,320	$243,751
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,297	$8,250
Income taxes (refunded) paid, net	$(22)	$697

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2019 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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
Earnings per Share

There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2019. Potentially dilutive securities representing approximately 85,000 and 71,000 shares of common stock were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2018, respectively, because their effect would have been anti-dilutive.
Dividends per Share

The Company declared and paid a dividend per share of $0.6275 and $0.6250 during the three months ended June 30, 2019 and 2018, respectively, and dividends per share of $1.2550 and $1.2500 during the six months ended June 30, 2019 and 2018, respectively.
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

Deferred policy acquisition cost amortization was $148.6 million and $141.5 million for the three months ended June 30, 2019 and 2018, respectively, and $297.0 million and $282.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $10.0 million and $8.8 million for the three months ended June 30, 2019 and 2018, respectively, and $23.6 million and $22.5 million for the six months ended June 30, 2019 and 2018, respectively.

Reinsurance

Unearned premiums and loss and loss adjustment expense reserves are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. Unearned premiums and loss and loss adjustment expense reserves that are ceded to reinsurers are carried in other assets and reinsurance recoverables, respectively, in the Company's consolidated balance sheets. Earned premiums are stated net of deductions for ceded reinsurance.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2020. The Treaty provides $590 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty provides for one full reinstatement of coverage limits and excludes losses from wildfires on certain coverage layers of the Treaty.

The Company recognized ceded premiums earned of approximately $16 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and $31 million and $25 million for the six months ended June 30, 2019 and 2018, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $6 million and $(2) million for the three months ended June 30, 2019 and 2018, respectively, and $(52) million and $(1) million for the six months ended June 30, 2019 and 2018, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The large negative ceded losses and loss adjustment expenses for the six months ended June 30, 2019 resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which have previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 11. Loss and Loss Adjustment Expense Reserves for additional information.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.2 million and $4.0 million, with related expenses of $2.7 million and $2.6 million, for the three months ended June 30, 2019 and 2018, respectively, and $8.4 million and $8.3 million, with related expenses of $5.4 million and $5.4 million, for the six months ended June 30, 2019 and 2018, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 14. Segment Information).

As of June 30, 2019 and December 31, 2018, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

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

The following table presents the fair values of financial instruments:

	June 30, 2019	December 31, 2018

	(Amounts in thousands)
Assets
Investments	$4,165,002	$3,768,091
Note receivable	5,635	5,557
Liabilities
Total return swap	$1,722	$4,851
Options sold	405	3
Unsecured notes	384,401	362,674

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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2019 and December 31, 2018. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company also invests directly in limited partnerships such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2019 and December 31, 2018, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the partnerships during the commitment period to fund the purchase of new investments and the expenses of the partnerships.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2019 and December 31, 2018 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Amounts in thousands)
Fixed maturity securities	$38,382	$224	$88,157	$(45,988)
Equity securities	11,361	8,533	65,048	(3,354)
Short-term investments	491	44	1,225	(347)
Total investments	$50,234	$8,801	$154,430	$(49,689)
Note receivable	47	(8)	78	(49)
Total gains (losses)	$50,281	$8,793	$154,508	$(49,738)

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
The Company obtained unadjusted fair values on 98.4% of its investment portfolio at fair value from an independent pricing service at June 30, 2019. For a private equity fund that was classified as Level 3 and included in equity securities at June 30, 2019 and December 31, 2018, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $17.6 million and $24.8 million at fair value in commercial mortgage-backed securities at June 30, 2019 and December 31, 2018, respectively.
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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity fund measured at net asset value is determined using NAV as advised by the external fund manager and the third party administrator. The NAV of the Company's limited partnership interest in this fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, this investment, measured at fair value using the NAV practical expedient, is not classified in the fair value hierarchy. The strategy of the fund is to provide current income to investors by investing mainly in equity tranches and sub-investment grade rated debt tranches of CLO issuers in the new and secondary markets, and equity interests in vehicles established to purchase and warehouse loans in anticipation of a CLO closing or to satisfy regulatory risk retention requirements associated with certain CLOs. The Company has made all of its capital contributions in the fund and had no outstanding unfunded commitments at June 30, 2019 with respect to this fund. The underlying assets of the fund are expected to be liquidated over the period of approximately one to four years from June 30, 2019. The Company does not have the contractual option to redeem but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets. In addition, the Company does not have the ability to withdraw from the fund, or to sell, assign, pledge or transfer its investment, without the consent from the general partner of the fund.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2019
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$23,895	$—	$—	$23,895
Municipal securities	—	2,713,171	—	2,713,171
Mortgage-backed securities	—	22,916	—	22,916
Corporate securities	—	181,943	—	181,943
Collateralized loan obligations	—	172,466	—	172,466
Other asset-backed securities	—	43,007	—	43,007
Total fixed maturity securities	23,895	3,133,503	—	3,157,398
Equity securities:
Common stock	543,735	—	—	543,735
Non-redeemable preferred stock	—	33,778	—	33,778
Private equity fund	—	—	1,206	1,206
Private equity fund measured at net asset value (1)				66,688
Total equity securities	543,735	33,778	1,206	645,407
Short-term investments:
Short-term bonds	32,801	39,627	—	72,428
Money market instruments	289,769	—	—	289,769
Total short-term investments	322,570	39,627	—	362,197
Other assets:
Note receivable	—	5,635	—	5,635
Total assets at fair value	$890,200	$3,212,543	$1,206	$4,170,637
Liabilities
Other liabilities:
Total return swap	$—	$1,722	$—	$1,722
Options sold	405	—	—	405
Total liabilities at fair value	$405	$1,722	$—	$2,127

	December 31, 2018
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$25,003	$—	$—	$25,003
Municipal securities	—	2,620,132	—	2,620,132
Mortgage-backed securities	—	30,952	—	30,952
Corporate securities	—	105,524	—	105,524
Collateralized loan obligations	—	165,789	—	165,789
Other asset-backed securities	—	37,761	—	37,761
Total fixed maturity securities	25,003	2,960,158	—	2,985,161
Equity securities:
Common stock	430,973	—	—	430,973
Non-redeemable preferred stock	—	31,433	—	31,433
Private equity fund	—	—	1,445	1,445
Private equity fund measured at net asset value (1)				65,780
Total equity securities	430,973	31,433	1,445	529,631
Short-term investments:
Short-term bonds	31,472	16,784	—	48,256
Money market instruments	205,043	—	—	205,043
Total short-term investments	236,515	16,784	—	253,299
Other assets:
Note receivable	—	5,557	—	5,557
Total assets at fair value	$692,491	$3,013,932	$1,445	$3,773,648
Liabilities
Other liabilities:
Total return swap	$—	$4,851	$—	$4,851
Options sold	3	—	—	3
Total liabilities at fair value	$3	$4,851	$—	$4,854

__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Amounts in thousands)
Beginning balance	$1,213	$1,450	$1,445	$1,481
Realized (losses) gains included in earnings	(7)	—	104	(31)
Settlements	—	—	(343)	—
Ending balance	$1,206	$1,450	$1,206	$1,450
The amount of total (losses) gains for the period included in earnings attributable to assets still held at June 30	$(7)	$—	$96	$(31)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2019 and 2018.

At June 30, 2019, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,934	$384,401	$—	$384,401	$—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,734	$362,674	$—	$362,674	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2019 and December 31, 2018 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes.
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

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. As of June 30, 2019, the Company's leases had remaining terms ranging from less than one year to approximately 8 years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of uses. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The Company uses its estimated incremental borrowing rate for office space and office equipment leases, which is derived from information available at the lease commencement date, in determining the present value of lease payments, as the rate implicit in the lease is not readily available for such leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. For automobile leases, the Company uses the rate implicit in the lease at the lease commencement date in determining the present value of lease payments, as the readily-determinable implicit rate is provided in such leases. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not use the short-term lease exemption practical expedient and records all leases on the balance sheets, including leases with a term of twelve months or less. The Company accounts for the lease and non-lease components as a single lease component for all of its leases. Lease expense for scheduled lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$4,124	$7,314
Variable lease cost (1)	Other operating expenses	417	1,156
Total lease cost		$4,541	$8,470
__________
(1) Includes short-term leases, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(Amounts in thousands)
Operating lease ROU assets	$44,432
Operating lease liabilities	47,091

Weighted-average lease term and discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.3

Weighted-average discount rate:
Operating leases	3.16%

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended
June 30, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,928

ROU assets obtained in exchange for lease liabilities:
Operating leases	8,319

Maturities of lease liabilities as of June 30, 2019 were as follows:

Year	Operating Leases
(Amounts in thousands)
Remainder of 2019	$6,913
2020	13,268
2021	10,828
2022	8,597
2023	5,497
2024 and thereafter	5,359
Total lease payments	$50,462
Less: Imputed interest	3,371
Total lease obligations	$47,091

As of June 30, 2019, the Company had additional operating lease commitments that have not yet commenced of approximately $6 million with each lease term ranging from approximately 1 year to 8 years. These operating leases will commence in 2019 and 2020.

Disclosures related to periods prior to adoption of ASC Topic 842

Total rent expense recognized under the Company's various lease agreements was $4.0 million and $7.6 million for the three and six months ended June 30, 2018, respectively. The following table presents future minimum commitments for operating leases as of December 31, 2018:

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
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. Under the agreement, FFL receives the income equivalent on underlying obligations due to Citibank and pays to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap is secured by approximately $31 million of U.S. Treasuries as collateral, which are included in short-term investments on the consolidated balance sheets. The Company paid interest at the rate of LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018, LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, and LIBOR plus 105 basis points subsequent to the July 2018 renewal on the outstanding notional amount of the underlying obligations, which was approximately $99 million and $100 million as of June 30, 2019 and December 31, 2018, respectively. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020, and the interest rate was changed to LIBOR plus 105 basis points.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	June 30, 2019	December 31, 2018

	(Amount in thousands)
Options sold - Other liabilities	$405	$3
Total return swap - Other liabilities	1,722	4,851
Total derivatives	$2,127	$4,854

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$515	$(320)	$2,281	$280
Options sold - Net realized investment gains (losses)	2,472	2,807	3,344	5,731
Total	$2,987	$2,487	$5,625	$6,011

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
8. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2019 and 2018. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2019 and 2018. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 14. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2019:
Customer relationships	$53,212	$(50,104)	$3,108	11
Trade names	15,400	(6,738)	8,662	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,312	$(61,142)	$13,170

As of December 31, 2018:
Customer relationships	$53,048	$(47,897)	$5,151	11
Trade names	15,400	(6,417)	8,983	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,148	$(58,614)	$15,534

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2019 and 2018.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.3 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2019:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2019	$2,535
2020	922
2021	902
2022	878
2023	714
Thereafter	5,819
Total	$11,770

9. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of June 30, 2019, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of June 30, 2019, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of June 30, 2019, the Company had $0.4 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 2.6 years.
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
No RSUs or stock options were awarded during the six months ended June 30, 2019.
10. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $268,000 increase to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2019. The increase was the result of tax positions taken regarding California state tax issues based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

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

At June 30, 2019, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

11. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2019	2018

	(Amounts in thousands)
Gross reserves at January 1	$1,829,412	$1,510,613
Less reinsurance recoverables on unpaid losses	(180,859)	(64,001)
Net reserves at January 1	1,648,553	1,446,612
Incurred losses and loss adjustment expenses related to:
Current year	1,276,235	1,173,862
Prior years	10,758	63,919
Total incurred losses and loss adjustment expenses	1,286,993	1,237,781
Loss and loss adjustment expense payments related to:
Current year	701,282	640,496
Prior years	557,457	540,803
Total payments	1,258,739	1,181,299
Net reserves at June 30	1,676,807	1,503,094
Reinsurance recoverables on unpaid losses	107,117	46,756
Gross reserves at June 30	$1,783,924	$1,549,850

The increase in the provision for insured events of prior years in 2019 of approximately $10.8 million was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures during the first quarter of 2019, as described further below. The increase in the provision for insured events of prior years in 2018 of approximately $63.9 million was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

For the six months ended June 30, 2019 and 2018, the Company recorded catastrophe losses net of reinsurance of approximately $14 million and $11 million, respectively. Gross catastrophe losses due to the catastrophe events that occurred during the six months ended June 30, 2019 totaled approximately $17 million resulting primarily from winter storms in California and tornadoes and wind and hail storms in the Midwest, with no reinsurance benefits used for these losses. These losses were partially offset by favorable development of approximately $3 million on prior years' catastrophe losses, primarily from reductions in the Company’s retained portion of losses on the Camp and Woolsey Fires, as described further below. The 2018 catastrophe losses were primarily due to winter storms and mudslides in California, winter storms in the states along the Atlantic Seaboard, and storms in Texas. There were no reinsurance benefits used for catastrophe losses incurred during the first half of 2018.

During the first quarter of 2019, the Company completed the sale of its subrogation rights related to the 2018 Camp and Woolsey Fires and the 2017 Thomas Fire (which was a component of the "2017 Southern California fires") to a third party. The Company’s reinsurers were the primary beneficiaries of this transaction, as they had absorbed most of the losses under the terms of the Treaty. The Company re-estimated its gross and net losses from the 2018 Camp and Woolsey Fires and the 2017 Southern California fires in conjunction with this sale, and its total gross losses from these catastrophes, after accounting for the assignment of subrogation rights and adjustments made to claims reserves as part of normal reserving procedures, were approximately $208 million, and its total net losses, after reinsurance benefits, were approximately $40 million at March 31, 2019. The Company benefited by approximately $10 million, before taxes, in the first quarter of 2019 from the sale of the subrogation rights, including adjustments made to the associated claims as a result of normal reserving procedures, reductions in the Company's retained portion of losses on the Camp and Woolsey Fires, and reduced reinstatement premiums recognized.

12. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				3,066	3,266
Total debt				$371,934	$371,734
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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.5% at June 30, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 25, 2019, there have been no borrowings under this facility.

(3)
The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.1 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

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

On August 12, 2016, the Superior Court issued its ruling on the Writ, for the most part granting the relief sought by the Company. The Superior Court found that the Commissioner and the California DOI did commit due process violations, but declined to dismiss the case on those grounds. The Superior Court also agreed with the Company that the broker fees at issue were not premium, and that the penalties imposed by the Commissioner were improper, and therefore vacated the Order imposing the penalty. The Superior Court entered final judgment on November 17, 2016, issuing a writ requiring the Commissioner to refund the entire penalty amount within 120 days, plus prejudgment interest at the statutory rate of 7%. On January 12, 2017, the California DOI filed a notice of appeal of the Superior Court's judgment. While the appeal was pending, the California DOI returned the entire penalty amount plus accrued interest, a total of $30.9 million, to the Company in June 2017 in order to avoid accruing further interest. Because the matter has not been settled or otherwise finally resolved, the Company did not recognize the $30.9 million as a gain in the consolidated statements of operations; instead, it recorded the $30.9 million plus interest earned, a total of approximately $31.9 million at June 30, 2019, in other liabilities in the consolidated balance sheets. The Company had filed a motion to dismiss the false advertising portion of the case based on the Superior Court's findings, but the ALJ denied that motion after the appeal was filed. The ALJ did, however, grant the Company's alternative request to stay further proceedings pending the final determination of the appeal. On May 7, 2019, the California Court of Appeal issued its decision reversing the Superior Court’s original judgment and directing the Superior Court to enter a new judgment in favor of the California DOI. The Company filed a petition for rehearing, which was denied, and subsequently filed a petition for review in the Supreme Court of California. Based on the decision of the California Court of Appeal, the Company accrued approximately $3 million in the second quarter of 2019, which represents an estimated amount of statutory interest the Company may be ordered to pay beyond the actual interest it has earned on the $30.9 million. The Company has accrued a liability for the estimated cost to continue to defend itself in the false advertising OSC. Based upon its understanding of the facts and the California Insurance Code, the Company does not expect that the ultimate resolution of the false advertising OSC will be material to its financial position.

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
The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$881.8	$7.0	$888.8	$826.2	$7.8	$834.0
Less:
Losses and loss adjustment expenses	653.3	3.3	656.6	601.5	4.0	605.5
Underwriting expenses	213.5	3.5	217.0	198.7	3.8	202.5
Underwriting gain	15.0	0.2	15.2	26.0	—	26.0
Investment income			35.0			34.8
Net realized investment gains			53.3			14.3
Other income			2.4			2.4
Interest expense			(4.3)			(4.3)
Pre-tax income			$101.6			$73.2
Net income			$83.3			$60.2

	Six Months Ended June 30,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,744.9	$14.1	$1,759.0	$1,626.4	$15.6	$1,642.0
Less:
Losses and loss adjustment expenses	1,280.1	6.9	1,287.0	1,229.9	7.9	1,237.8
Underwriting expenses	426.0	6.9	432.9	401.2	7.6	408.8
Underwriting gain (loss)	38.8	0.3	39.1	(4.7)	0.1	(4.6)
Investment income			69.2			66.3
Net realized investment gains (losses)			164.4			(44.4)
Other income			4.6			4.7
Interest expense			(8.5)			(8.5)
Pre-tax income			$268.8			$13.5
Net income			$219.1			$17.6

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended June 30,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$684.3	$—	$684.3	$645.6	$—	$645.6
Homeowners	123.9	—	123.9	112.7	—	112.7
Commercial automobile	51.4	—	51.4	46.7	—	46.7
Other	22.2	7.0	29.2	21.2	7.8	29.0
Net premiums earned	$881.8	$7.0	$888.8	$826.2	$7.8	$834.0

Private passenger automobile	$697.6	$—	$697.6	$666.0	$—	$666.0
Homeowners	159.0	—	159.0	138.0	—	138.0
Commercial automobile	55.8	—	55.8	49.9	—	49.9
Other	25.7	8.0	33.7	25.5	7.2	32.7
Direct premiums written	$938.1	$8.0	$946.1	$879.4	$7.2	$886.6

	Six Months Ended June 30,
	2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,356.9	$—	$1,356.9	$1,272.5	$—	$1,272.5
Homeowners	243.2	—	243.2	220.5	—	220.5
Commercial automobile	101.0	—	101.0	91.6	—	91.6
Other	43.8	14.1	57.9	41.8	15.6	57.4
Net premiums earned	$1,744.9	$14.1	$1,759.0	$1,626.4	$15.6	$1,642.0

Private passenger automobile	$1,402.9	$—	$1,402.9	$1,340.0	$—	$1,340.0
Homeowners	289.9	—	289.9	253.3	—	253.3
Commercial automobile	110.2	—	110.2	99.6	—	99.6
Other	50.4	14.8	65.2	49.1	13.6	62.7
Direct premiums written	$1,853.4	$14.8	$1,868.2	$1,742.0	$13.6	$1,755.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,230,853	$252,608	$68,901	$58,894	$1,611,256	86.2%
Other states (1)	172,065	37,318	41,278	6,254	256,915	13.8%
Total	$1,402,918	$289,926	$110,179	$65,148	$1,868,171	100.0%
	75.1%	15.5%	5.9%	3.5%	100.0%

	Six Months Ended June 30, 2018
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,162,729	$221,495	$58,129	$57,960	$1,500,313	85.5%
Florida	65,775	6	8,122	88	73,991	4.2%
Other states (1)	111,454	31,827	33,340	4,669	181,290	10.3%
Total	$1,339,958	$253,328	$99,591	$62,717	$1,755,594	100.0%
	76.3%	14.4%	5.7%	3.6%	100.0%
______________

(1)	No individual state accounted for more than 4% of total direct premiums written.

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

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA,FL,GA,IL,OK,TX	Coordinated Multi-state Financial	2014 to 2017	Received final reports for CA, FL, GA, IL, OK and TX.
CA	Rating and Underwriting	2014	Fieldwork is completed. Received draft report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. None of the findings reported in the coordinated multi-state financial examinations are material to the Company’s financial position. None of the findings reported to date in the California rating and underwriting examination are expected to be material to the Company’s financial position.

In May 2019, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 12% of the Company's total net premiums earned for the six months ended June 30, 2019. The Company expects to implement this rate increase in August 2019.

In March 2019, the California DOI approved a 6.90% rate increase on the private passenger automobile line of insurance business of Mercury Insurance Company (“MIC”), a consolidated subsidiary of the Company, which represented approximately 54% of the Company's total net premiums earned for the six months ended June 30, 2019. The Company implemented this rate increase in May 2019.

In January 2019, the California DOI approved a 6.90% rate increase on the private passenger automobile line of insurance business of California Automobile Insurance Company, a consolidated subsidiary of the Company, which represented approximately 12% of the Company's total net premiums earned for the six months ended June 30, 2019. The Company implemented this rate increase in March 2019.

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
At June 30, 2019 and December 31, 2018, the Company recorded its point estimate of approximately $1.78 billion and $1.83 billion ($1.68 billion and $1.65 billion, net of reinsurance), respectively, in loss reserves, which included approximately $771.9 million and $822.9 million ($751.4 million and $751.3 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2019 and December 31, 2018, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At June 30, 2019, 98.4% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

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
Income Taxes

At June 30, 2019, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2019 was 18.5%, compared to the effective tax rate (benefit) of 29.7% for the same period in 2018. Tax-exempt investment income of approximately $42 million coupled with relatively large pre-tax income of approximately $269 million lowered the effective tax rate for the six months ended June 30, 2019 compared to the statutory tax rate of 21%, while tax-exempt investment income of approximately $43 million coupled with relatively small pre-tax income of approximately

$14 million increased the effective tax rate (benefit) compared to the statutory rate of 21% for the same period in 2018.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues

Net premiums earned and net premiums written for the three months ended June 30, 2019 each increased 6.6% from the corresponding period in 2018. The increase in net premiums earned and net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in policies in force in the California private passenger automobile and homeowners lines of insurance business.

The Company, which predominantly offers six-month personal automobile insurance policies, reintroduced twelve-month personal automobile policies for new business in MIC, its largest insurance subsidiary, in March 2018. Twelve-month policies are generally sold for twice the price of six-month policies. MIC's net premiums written from twelve-month policies for the three months ended June 30, 2019 and 2018 was approximately $94 million and $54 million, respectively.

Net premiums earned included ceded premiums earned of $16.2 million and $12.4 million for the three months ended June 30, 2019 and 2018, respectively. Net premiums written included ceded premiums written of $10.3 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. The increase in ceded premiums earned for the three months ended June 30, 2019 compared to the same period in 2018 resulted mostly from an increase in reinsurance rates, growth in the covered book of business, and an increase in reinstatement premiums following the Camp and Woolsey Fires in the fourth quarter of 2018 that caused higher losses than the wildfires in the fourth quarter of 2017. The increase in ceded premiums written for the three months ended June 30, 2019 compared to the same period in 2018 resulted mostly from an increase in reinsurance rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2019	2018

	(Amounts in thousands)
Net premiums earned	$888,776	$833,959
Change in net unearned premium	47,303	44,459
Net premiums written	$936,079	$878,418

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2019	2018

Loss ratio	73.9%	72.6%
Expense ratio	24.4%	24.3%
Combined ratio	98.3%	96.9%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company's loss ratio was affected by unfavorable development of approximately $9 million and $21 million on prior accident years' loss reserves for the second quarter of 2019 and 2018, respectively. The majority of the unfavorable development in the second quarter of 2019 was attributable to higher than estimated defense and cost containment expenses in the California private passenger automobile line of insurance business. The majority of the unfavorable development in the second quarter of 2018 was attributable to higher than estimated California commercial automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business. In addition, the 2019 loss ratio was negatively impacted by approximately $9 million of catastrophe losses, net of reinsurance benefits, primarily due to tornadoes and wind and hail storms in the Midwest. The 2018 loss ratio was negatively impacted by approximately $2 million of catastrophe losses, primarily due to rainstorms in California and storms in Texas.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2019 increased slightly compared to the same period in 2018, largely due to an accrual for costs related to the NNC in the second quarter of 2019, partially offset by a decrease in average policy acquisition cost as a result of a decrease in average commission rate.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $18.3 million and $13.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase in income tax expense was primarily due to a $28 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2018.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2019	2018

	(Dollars in thousands)
Average invested assets at cost (1)	$3,995,712	$3,715,905
Net investment income (2)
Before income taxes	$35,032	$34,786
After income taxes	$31,404	$30,949
Average annual yield on investments (2)
Before income taxes	3.5%	3.7%
After income taxes	3.1%	3.3%
Net realized investment gains	$53,329	$14,290
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased due to higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended June 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$102	$38,382	$38,484
Equity securities (1)(3)	689	11,361	12,050
Short-term investments (1)	(730)	491	(239)
Note receivable (1)	—	47	47
Total return swap	(75)	590	515
Options sold	2,503	(31)	2,472
Total	$2,489	$50,840	$53,329

	Three Months Ended June 30, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(812)	$224	$(588)
Equity securities (1)(3)	3,783	8,533	12,316
Short-term investments (1)	39	44	83
Note receivable (1)	—	(8)	(8)
Total return swaps	271	(591)	(320)
Options sold	3,390	(583)	2,807
Total	$6,671	$7,619	$14,290
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.

(2)
The increase in fair value of fixed maturity securities for the second quarter of 2019 was primarily due to decreases in market interest rates. The slight increase in fair value of fixed maturity securities for the second quarter of 2018 was primarily due to overall improvement in the market conditions affecting the Company's fixed maturity securities.

(3)	The primary cause for the increase in fair value of equity securities for the second quarter of 2019 and 2018 was overall improvement in equity markets.

Net Income

	Three Months Ended June 30,
	2019	2018

	(Amounts in thousands, except per share data)
Net income	$83,250	$60,180
Basic average shares outstanding	55,353	55,332
Diluted average shares outstanding	55,363	55,335
Basic Per Share Data:
Net income	$1.50	$1.09
Net realized investment gains, net of tax	$0.76	$0.21
Diluted Per Share Data:
Net income	$1.50	$1.09
Net realized investment gains, net of tax	$0.76	$0.21

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues
Net premiums earned and net premiums written for the six months ended June 30, 2019 increased 7.1% and 6.5%, respectively, from the corresponding period in 2018. The increase in net premiums earned and net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile line of insurance business and growth in policies in force in the California private passenger automobile and homeowners lines of insurance business.

In addition, following the reintroduction of twelve-month personal automobile insurance policies for new business in MIC in March 2018, as discussed above, MIC's net premiums written from twelve-month policies for the six months ended June 30, 2019 and 2018 was approximately $170 million and $85 million, respectively.
Net premiums earned included ceded premiums earned of $30.8 million and $25.0 million for the six months ended June 30, 2019 and 2018, respectively. Net premiums written included ceded premiums written of $16.1 million and $16.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase in ceded premiums earned for the six months ended June 30, 2019 compared to the same period in 2018 resulted mostly from an increase in reinsurance rates, growth in the covered book of business, and an increase in reinstatement premiums following the Camp and Woolsey Fires in the fourth quarter of 2018 that caused higher losses than the wildfires in the fourth quarter of 2017, while the slight decrease in ceded premiums written for the six months ended June 30, 2019 compared to the same period in 2018 resulted mostly from reductions in the estimated total losses and reinsurance benefits for the Camp and Woolsey Fires during the first quarter of 2019, which correspondingly lowered the reinstatement premiums previously ceded, as described further in Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements, partially offset by an increase in reinsurance rates.
The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2019	2018

	(Amounts in thousands)
Net premiums earned	$1,759,021	$1,642,043
Change in net unearned premiums	93,506	97,642
Net premiums written	$1,852,527	$1,739,685

Expenses
The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2019	2018

Loss ratio	73.2%	75.4%
Expense ratio	24.6%	24.9%
Combined ratio	97.8%	100.3%
The Company's loss ratio was affected by unfavorable development of approximately $11 million and $64 million on prior accident years' loss reserves for the first half of 2019 and 2018, respectively. The majority of the unfavorable development for the first half of 2019 was attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures during the first quarter of 2019, as described further in Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements. The majority of the unfavorable development for the first half of 2018 was attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business. The 2019 loss ratio was also negatively impacted by approximately $17 million of catastrophe losses, excluding favorable development of approximately $3 million on prior years' catastrophe losses, primarily due to winter storms in California and tornadoes and wind and hail storms in the Midwest. The 2018 loss ratio was also negatively impacted by a total of approximately $11 million of catastrophe losses, primarily due to winter storms and mudslides in California, winter storms in the states along the Atlantic Seaboard, and storms in Texas. Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 71.6% and 70.8% for the first half of 2019 and 2018, respectively. The increase in the loss ratio resulted primarily from increased losses in the California homeowners line of insurance business due to winter storms.
The expense ratio for the first half of 2019 decreased compared to the same period in 2018, largely because growth in net premiums earned outpaced the increase in policy acquisition costs and other operating expenses.
Income tax expense (benefit) was $49.6 million and $(4.0) million for the six months ended June 30, 2019 and 2018, respectively. The increase in income tax expense was primarily due to a $255 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2018.
Investments
The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2019	2018

	(Dollars in thousands)
Average invested assets at cost (1)	$3,940,185	$3,676,386
Net investment income (2)
Before income taxes	$69,206	$66,296
After income taxes	$61,658	$59,345
Average annual yield on investments (2)
Before income taxes	3.5%	3.6%
After income taxes	3.1%	3.2%
Net realized investment gains (losses)	$164,403	$(44,445)
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased due to higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Six Months Ended June 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$1	$88,157	$88,158
Equity securities (1)(3)	5,940	65,048	70,988
Short-term investments (1)	(1,671)	1,225	(446)
Note receivable (1)	—	78	78
Total return swap	(848)	3,129	2,281
Options sold	3,357	(13)	3,344
Total	$6,779	$157,624	$164,403

	Six Months Ended June 30, 2018
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,399)	$(45,988)	$(47,387)
Equity securities (1)(3)	654	(3,354)	(2,700)
Short-term investments (1)	27	(347)	(320)
Note receivable (1)	—	(49)	(49)
Total return swaps	473	(193)	280
Options sold	5,753	(22)	5,731
Total	$5,508	$(49,953)	$(44,445)
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.

(2)
The increase in fair value of fixed maturity securities for the first half of 2019 was primarily due to decreases in market interest rates. The decrease in fair value of fixed maturity securities for the first half of 2018 was primarily due to increases in market interest rates.

(3)
The increase in fair value of equity securities for the first half of 2019 was primarily due to overall improvement in equity markets. The decrease in fair value of equity securities for the first half of 2018 was primarily due to overall decline in equity markets.

Net Income

	Six Months Ended June 30,
	2019	2018

	(Amounts in thousands, except per share data)
Net income	$219,117	$17,573
Basic average shares outstanding	55,347	55,332
Diluted average shares outstanding	55,356	55,335
Basic Per Share Data:
Net income	$3.96	$0.32
Net realized investment (losses) gains, net of tax	$2.35	$(0.63)
Diluted Per Share Data:
Net income	$3.96	$0.32
Net realized investment gains (losses), net of tax	$2.35	$(0.63)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $602.5 million at June 30, 2019 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2019 was $265.6 million, an increase of $81.5 million compared to the corresponding period in 2018. The increase was primarily due to an increase in premium collections, partially offset by higher paid losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the six months ended June 30, 2019 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2019 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$114,146
Due after one year through two years	120,065
Due after two years through three years	149,548
Due after three years through four years	142,170
Due after four years through five years	79,187
Total due within five years	$605,116
B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2020. For the 12 months ending June 30, 2020, the Treaty provides $590 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty excludes losses from wildfires on 89.5% of certain coverage layers of the Treaty.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2020 under the Treaty is presented below in various layers.

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage (1)	40	350	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	350	400	100
Layer of Coverage	400	456	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	456	500	100
Layer of Coverage (1)	500	630	100
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.

For the 12 months ended June 30, 2019, the Treaty provided $205 million of coverage on a per occurrence basis after covered catastrophe losses exceeded the $10 million Company retention limit. The Treaty specifically excluded coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but did cover losses from fires following an earthquake.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2019 under the Treaty is presented below in various layers.

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$10	—%
Layer of Coverage (1)	10	200	100
Layer of Coverage	200	500	5
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.

The annual premium for the Treaty is approximately $38 million for the 12 months ending June 30, 2020, as compared to $22 million for the 12 months ended June 30, 2019. The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates as well as growth in the covered book of business. The Treaty provides for one full reinstatement of coverage limits, and reinstatement premiums are based on the amount of reinsurance benefits paid to the Company and at 100% of the annual premium rate with some minor exceptions, up to the maximum reinstatement premium of approximately $38 million and $22 million if the full amount of benefit is used for the 12 months ending June 30, 2020 and 2019, respectively. The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2020 and 2019, respectively.

Treaty	Annual Premium	Reinstatement Premium (1)	Total Combined Premium (1)

	(Amounts in millions)
For the 12 months ending June 30, 2020	$38	$—	$38
For the 12 months ended June 30, 2019	22	18	40
__________
(1) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2020 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium and the total combined premium for the treaty period ended June 30, 2019 are the actual amounts paid.

Two major catastrophe events that occurred in the fourth quarter of 2018, the Camp Fire in Northern California and the Woolsey Fire in Southern California, caused approximately $146 million and $44 million as of June 30, 2019, respectively, in losses to the Company, before reinsurance benefits. The combined loss to the Company from these two events, net of reinsurance benefits, totaled approximately $31 million, after accounting for the sale of subrogation rights to a third party (See Note 11. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements above for more information on the sale), representing $20 million for the Company's initial reinsurance retention for the two catastrophe events, $10 million for each event, and approximately $11 million Company retention from the first layer of reinstated reinsurance limit previously used up. The Company recorded a total of approximately $15 million in ceded reinstatement premiums written and ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to these two catastrophe events.

The Company incurred a total of approximately $22 million in losses as of June 30, 2019, before reinsurance benefits, resulting from a destructive wildfire, known as the Carr Fire, that occurred in Shasta County of Northern California in the third quarter of 2018. The loss to the Company, net of reinsurance benefits, was approximately $10 million, most of which is the Company's retention on the catastrophe event. The Company recorded approximately $3 million in ceded reinstatement premiums written and ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to this catastrophe event.

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

The following table presents the composition of the total investment portfolio of the Company at June 30, 2019:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$23,771	$23,895
Municipal securities	2,609,659	2,713,171
Mortgage-backed securities	22,296	22,916
Corporate securities	180,994	181,943
Collateralized loan obligations	174,513	172,466
Other asset-backed securities	42,388	43,007
	3,053,621	3,157,398
Equity securities:
Common stock	489,575	543,735
Non-redeemable preferred stock	34,429	33,778
Private equity fund	1,137	1,206
Private equity fund measured at net asset value (2)	69,669	66,688
	594,810	645,407
Short-term investments	362,191	362,197
Total investments	$4,010,622	$4,165,002
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2019, 63.0% of the Company’s total investment portfolio at fair value and 83.2% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. At June 30, 2019, 80.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2019	December 31, 2018

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.9	14.2
including short-term investments	12.5	13.1
Call-adjusted average maturity:
excluding short-term investments	4.6	4.9
including short-term investments	4.2	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.0	4.3
including short-term investments	3.6	4.0
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2019, consistent with the average rating at December 31, 2018. The Company's municipal bond holdings of which 96.8% were tax exempt, represented 83.2% of its fixed maturity securities portfolio at June 30, 2019, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2019, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $36.7 million and $64.1 million, respectively, at fair value, and represented 1.2% and 2.0%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2018, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $36.0 million and $76.4 million, respectively, at fair value, and represented 1.2% and 2.6%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were stable during the six months ended June 30, 2019, with 94.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.7% and 3.2% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the six months ended June 30, 2019; the downgrades were slight and still within the investment grade portfolio.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2019
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$23,895	$—	$—	$—	$—	$23,895
Total	23,895	—	—	—	—	23,895
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	30,529	156,381	110,098	74,525	11,428	382,961
Uninsured	45,869	726,901	1,290,710	208,887	57,843	2,330,210
Total	76,398	883,282	1,400,808	283,412	69,271	2,713,171
	2.8%	32.6%	51.6%	10.4%	2.6%	100.0%
Mortgage-backed securities:
Commercial	7,285	5,229	996	4,086	—	17,596
Agencies	1,646	—	—	—	—	1,646
Non-agencies:
Prime	—	58	148	—	901	1,107
Alt-A	—	885	—	530	1,152	2,567
Total	8,931	6,172	1,144	4,616	2,053	22,916
	39.0%	26.9%	5.0%	20.1%	9.0%	100.0%
Corporate securities:
Basic materials	—	—	—	572	2,680	3,252
Communications	—	—	336	348	—	684
Consumer, cyclical	—	2,561	—	7,548	1,824	11,933
Consumer, non-cyclical	—	10,322	446	8,414	125	19,307
Energy	—	—	2,449	19,875	3,705	26,029
Financial	—	15,730	35,697	20,361	33,383	105,171
Industrial	—	—	—	9,192	—	9,192
Utilities	—	—	6,375	—	—	6,375
Total	—	28,613	45,303	66,310	41,717	181,943
	—%	15.7%	24.9%	36.5%	22.9%	100.0%
Collateralized loan obligations:
Corporate	3,994	20,056	140,647	—	7,769	172,466
Total	3,994	20,056	140,647	—	7,769	172,466
	2.3%	11.6%	81.6%	—%	4.5%	100.0%

Other asset-backed securities	13,733	—	16,846	5,408	7,020	43,007
	31.9%	—%	39.2%	12.6%	16.3%	100.0%
Total	$126,951	$938,123	$1,604,748	$359,746	$127,830	$3,157,398
	4.0%	29.7%	50.8%	11.5%	4.0%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $23.9 million and $25.0 million at fair value (each representing 0.8% of its fixed maturity securities portfolio) in U.S. government bonds at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S.

government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.4 years and 1.7 years at June 30, 2019 and December 31, 2018, respectively.

Municipal Securities

The Company had $2.71 billion and $2.62 billion, or 85.9% and 87.8%, of its fixed maturity securities portfolio, at fair value, in municipal securities, $383.0 million and $404.8 million of which were insured, at June 30, 2019 and December 31, 2018, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2019 and December 31, 2018.
At June 30, 2019 and December 31, 2018, 65.4% and 62.6%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2019 and December 31, 2018, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 34.6% and 37.4% of insured municipal securities at June 30, 2019 and December 31, 2018, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.0 years and 4.4 years at June 30, 2019 and December 31, 2018, respectively.
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

Mortgage-Backed Securities

At June 30, 2019 and December 31, 2018, the mortgage-backed securities portfolio of $22.9 million and $31.0 million, or 0.7% and 1.0%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $2.6 million and $3.2 million, respectively, at fair value ($2.5 million and $3.2 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $17.6 million and $24.8 million at fair value ($17.2 million and $24.5 million at amortized cost) in commercial mortgage-backed securities at June 30, 2019 and December 31, 2018, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- and BB at June 30, 2019 and December 31, 2018, respectively. The weighted-average rating of the entire mortgage-backed securities portfolio was AA- and A+ at June 30, 2019 and December 31, 2018, respectively. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.1 years and 4.0 years at June 30, 2019 and December 31, 2018, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	June 30, 2019	December 31, 2018

	(Amounts in thousands)
Corporate securities at fair value	$181,943	$105,524
Percentage of total fixed maturity securities portfolio	5.8%	3.5%
Modified duration	2.3 years	2.4 years
Weighted-average rating	A-	BBB

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	June 30, 2019	December 31, 2018

	(Amounts in thousands)
Collateralized loan obligations at fair value	$172,466	$165,789
Percentage of total fixed maturity securities portfolio	5.5%	5.6%
Modified duration	5.2 years	5.5 years
Weighted-average rating	A+	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	June 30, 2019	December 31, 2018

	(Amounts in thousands)
Other asset-backed securities at fair value	$43,007	$37,761
Percentage of total fixed maturity securities portfolio	1.4%	1.3%
Modified duration	4.9 years	2.1 years
Weighted-average rating	A+	A+

Equity Securities

Equity holdings of $645.4 million and $529.6 million at fair value, as of June 30, 2019 and December 31, 2018, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds including a fund measured at net asset value. The Company had a net gain (loss) of $65.0 million and $(3.4) million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2019 and 2018, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2019 was overall improvement in equity markets, and the main cause for the decrease for the six months ended June 30, 2018 was overall decline in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2019, 15.5% of the total investment portfolio at fair value was held in equity securities, compared to 14.1% at December 31, 2018.
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

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.5% at June 30, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 25, 2019, there have been no borrowings under this facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2019.

For additional information on debt, see Note 12. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.56 billion at June 30, 2019, and net premiums written of $3.6 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.32 to 1 at June 30, 2019.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2019, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2018.

The following table presents municipal securities by state in descending order of holdings at fair value at June 30, 2019:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$388,639	A+
Florida	254,935	A+
Illinois	220,843	A
Pennsylvania	170,584	A+
New York	156,285	A+
Other states	1,521,885	A+
Total	$2,713,171
At June 30, 2019, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 16.8% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2019. 4.5% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at June 30, 2019. 2.7% of the Company’s taxable fixed maturity securities at fair value, representing 0.4% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2019. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At June 30, 2019, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $543.7 million in common stocks, $33.8 million in non-redeemable preferred stocks, and $67.9 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 13.1% of total investments at fair value at June 30, 2019. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

	(Amounts in thousands, except average Beta)
Average Beta	0.83	0.78
Hypothetical reduction of 25% in the overall value of the stock market	$114,184	$84,040
Hypothetical reduction of 50% in the overall value of the stock market	$228,368	$168,080

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
The fixed maturity securities portfolio, which represented 75.8% of total investments at June 30, 2019 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.6 years and 4.0 years at June 30, 2019 and December 31, 2018, respectively.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2019 would decrease by $125.3 million and $250.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: July 30, 2019	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: July 30, 2019	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer